Form 10-Q
period 1998-03-31
FEDERATED INVESTORS INC /PA/
filed 1998-06-16
CIK 1056288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended            MARCH 31, 1998          OR
                                    ------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to


                        Commission File Number 001-14818

                            FEDERATED INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


INCORPORATED IN PENNSYLVANIA            25-1111467
(State or other jurisdiction of        (IRS Employer
incorporation or organization)         Identification No.)


                            FEDERATED INVESTORS TOWER
                       PITTSBURGH, PENNSYLVANIA 15222-3779
               (Address of principal executive offices) (Zip Code)

        (Registrant's telephone number, including area code) 412-288-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X *.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 31, 1998, the Registrant had outstanding 6,000 shares of Class A Common Stock and 86,337,000 shares of Class B Common Stock.

*   Initial S-1 Registration Statement effective May 13, 1998.

                            Federated Investors, Inc.

                                    Form 10-Q
                    For the Three Months Ended March 31, 1998



                                      Index

                                                      PAGE NO.

Part I.           Financial Information

      Item 1.     Financial Statements

            Consolidated Balance Sheets at
            March 31, 1998 and December 31, 1997                       3

            Consolidated Statements of Income
            for the Three Months Ended
            March 31, 1998 and 1997                              4

            Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 1998 and 1997                              5

            Notes to Consolidated Financial Statements                       6

      Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  9

Part II.          Other Information

      Item 2.     Changes in Securities and Use of Proceeds                 14

      Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits required by Item 601 of Regulation S-K

                  Exhibit 27.  Financial Data Schedule                15

            (b)    Reports on Form 8-K                                15

Signatures                                                16




FEDERATED INVESTORS
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Share Data)
                                                                 MARCH 31,          DECEMBER
                                                                                    31,
                                                                 -----------------------------
                                                                 1998               1997
                                                                 -----------------------------


Current Assets:
   Cash and cash                                                   $59,921           $
equivalents.........................................................................22,912
   Marketable                                                      3,983              8,945
securities................................................................................
   Receivables-Federated                                           -                  -
Funds.....................................................................................
   Receivables, net of reserve of $4,238 and $3,266,               34,372
respectively........................................................................32,078.....
   Prepaid                                                         2,110              2,853
expenses......
   Income taxes                                                    -                  7,519
receivable......................................................................................
   Other current                                                   1,926              1,805
assets..................................................................................
                                                                 -----------------------------

               Total Current                                       102,312
Assets..............................................................................76,112..............
                                                                 -----------------------------

Long-Term Assets:
   Customer relationships, net of accumulated amortization of      27,189
$30,116 and $26,907,                                                                30,398
respectively................................................................................................
   Goodwill, net of accumulated amortization of $12,074 and        36,795
$11,512,                                                                            37,356
respectively................................................................................................
   Other intangible assets,                                        122                126
net.........................................................................................................
   Deferred sales commissions,                                     195,201
net.................................................................................164,623.................
   Deferred tax asset,
net.........................................................................................................
   Property and equipment,                                         21,530
net.................................................................................22,163..................
   Other long-term                                                 5,741              6,378
assets...........................................................................................................
                                                                 -----------------------------

               Total Long-Term                                     286,578
Assets..............................................................................261,044.................
                                                                 -----------------------------

                    Total                                          $388,890          $
Assets..............................................................................337,156.................
                                                                 =============================

Current Liabilities:
   Cash                                                           $ 4,401            $
overdraft...........................................................................7,680.....................
   Current portion of long-term debt -                             274                280
Recourse....................................................................................................
   Accrued                                                         32,213
expenses............................................................................34,939..................
   Accounts                                                        20,989
payable.............................................................................18,634..................
   Income taxes                                                    11,420             -
payable.....................................................................................................
   Other current                                                   3,858              2,520
liabilities.................................................................................................
                                                                 -----------------------------

               Total Current                                       73,155
Liabilities.........................................................................64,053..................
                                                                 -----------------------------

Long-Term Liabilities:
   Long-term debt -                                                98,905
Recourse............................................................................98,950..................
   Long-term debt -                                                207,921
Nonrecourse.........................................................................185,388.................
   Deferred tax liability,                                         26,252
net.................................................................................26,546..................
   Other long-term                                                 2,826              2,863
liabilities.................................................................................................
                                                                 -----------------------------

               Total Long-Term                                     335,904
Liabilities.........................................................................313,747.................
                                                                 -----------------------------

                    Total                                          409,059
Liabilities.........................................................................377,800.................
                                                                 -----------------------------

Minority                                                           600                466
Interest....................................................................................................
                                                                 -----------------------------

Shareholders' Equity:
   Common Stock
      Class A, $1.00 stated value, 99,000 shares authorized,       6                  6
6,000 issued and outstanding..................................................
      Class B, $.01 stated value, 149,700,000 shares
authorized, 90,294,000 and 90,094,000 shares
         issued and 90,294,000 and 90,094,000 shares               903                901
outstanding,
respectively....................................................................................................
   Additional paid-in                                              27,707
capital............................................................28,574.......................
   Retained                                                        74,144
earnings...........................................................55,139.......................
   Treasury stock, at cost, 6,567,000 and 6,667,000 shares         (121,464)
Class B Common Stock, respectively...........................      (123,373)
   Employee restricted stock                                       (1,938)            (2,266)
plan...............................................................
   Accumulated other comprehensive                                 (127)              (91)
income..............................................................
                                                                 -----------------------------

               Total Shareholders'                                 (20,769)
Equity..............................................................................(41,110).......
                                                                 -----------------------------

                    Total Liabilities, Minority Interest, and     $ 388,890         $
Shareholders'                                                                       337,156
Equity..........................................................................................................................
                                                                 =============================


     Share amounts have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)




FEDERATED INVESTORS
CONSOLIDATED STATEMENTS OF INCOME                   THREE MONTHS

(Dollars In Thousands Except Per Share Data)      ENDED MARCH 31,

                                             ---------------------------
                                             1998           1997
                                             ---------------------------

Revenue:
     Investment advisory fees,                $ 61,905       $ 49,408
net-Federated Funds
     Investment advisory fees, net-Other       1,772          1,476
     Administrative service fees,              17,262         14,245
net-Federated Funds
     Administrative service fees, net-Other    5,425          5,764
     Other service fees, net-Federated Funds   22,556         13,618
     Other service fees, net-Other             7,349          4,827
     Commission income-Federated Funds         941            458
     Interest and dividends                    1,395          684
     Marketable securities gains               189            23
     Other income                              3,798          1,124
                                             ---------------------------
          Total Revenue                        122,592        91,627
                                             ---------------------------

Operating Expenses:
     Compensation and related                  37,518         33,507
     Amortization of deferred sales            5,174          4,524
commissions
     Office and occupancy                      6,625          6,288
     Systems and communications                6,361          6,474
     Advertising and promotional               11,419         8,745
     Travel and related                        3,124          3,279
     Other                                     8,702          4,386
     Amortization of intangible assets         3,776          2,934
                                             ---------------------------
                                             ---------------------------
          Total Operating Expenses             82,699         70,137
                                             ---------------------------

Operating income                               39,893         21,490
                                             ---------------------------
Nonoperating Expenses:
     Interest expense                          5,718          4,845
     Other debt expense                        434            257
                                             ---------------------------
          Total Nonoperating Expenses          6,152          5,102
                                             ---------------------------


Income before minority interest and income     33,741         16,388
taxes

Minority interest                              1,996          1,881
                                             ---------------------------

Income before income taxes                     31,745         14,507

Income tax provision                           10,908         5,664
                                             ---------------------------

Net income                                     20,837         $8,843
                                             ===========================



Earnings per common share:

     Basic..................................     0.25           0.11
                                             ===========================

     Diluted.....................................0.25           0.11
                                             ===========================

Cash dividends declared and paid per common     0.0208         0.0000
share..........................................
                                             ===========================




     Per share amounts have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)










FEDERATED INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS            THREE MONTHS
(Dollars in Thousands)                                    ENDED MARCH 31,

                                                        1998          1997



Net Cash Provided (Used) by Operating Activities        $13,173       $(4,801)


Investing Activities:
   Proceeds from sale of property and equipment         0             5
   Additions to property and equipment                  (894)         (145)
   Cash paid for acquisitions                           (162)         (350)
   Purchases of marketable securities                   (790)         (2,700)
   Proceeds from redemptions of marketable securities   5,800         7,505


     Net Cash Provided by Investing Activities          3,954         4,315


Financing Activities:
   Distributions to minority interest                   (1,862)       (1,750)
   Dividends paid                                       (1,738)       0
   Issuance of common stock                             1,000         25
   Purchase of treasury stock                           0             (30)
   Proceeds from new borrowings - Recourse              0             5,000
   Proceeds from new borrowings - Nonrecourse           33,444        0
   Payments on debt - Recourse                          (51)          (3,923)
   Payments on debt - Nonrecourse                       (10,911)      0


     Net Cash Provided (Used) by Financing Activities   19,882        (678)


Net Increase (Decrease) In Cash and Cash Equivalents    37,009        (1,164)
Cash and Cash Equivalents, Beginning of Period          22,912        6,561


Cash and Cash Equivalents, End of Period                $59,921       $5,397



     (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)







                               FEDERATED INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

    (a)      BASIS OF PRESENTATION

        The interim financial statements of Federated Investors included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

        In preparing the unaudited consolidated interim financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results will differ from such estimates and such differences may be material to the financial statements.

        These financial statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 1997.

    (b)     PRO FORMA INFORMATION

        On May 19, 1998, Federated Investors was merged with and into Federated Investors, Inc., a wholly owned subsidiary. All outstanding Class A and Class B common shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B common stock of Federated Investors, Inc., respectively, with the same proportionate ownership and substantially similar rights, and all treasury stock of Federated Investors was retired. All information contained in this report is for Federated Investors except for noted proforma information.

        As a condition precedent to the merger described above, Federated Investors, Inc. issued an additional 2,610,000 shares of Class B common stock in an initial public offering for net proceeds of $46.5 million in cash. At March 31, 1998, issued and outstanding shares of Class B common stock, after taking into account the public offering, was 86,337,000 and Total Shareholders' Equity was $25,683,000. Pro forma basic and diluted earnings per share for the twelve months ended December 31, 1997 was $0.61 and $0.60, and the three month periods ended March 31, 1998 and 1997 was $0.25 and $0.24 and $0.11 and $0.11, respectively.

    (c)     COMPREHENSIVE INCOME

        In 1998, Federated Investors adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income was $20.8 million and $8.7 million at March 31, 1998 and 1997, respectively.

    (d) RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 is not required to be applied to interim financial statements in the initial year of its application.

        Federated Investors believes that the impact of the adoption of SFAS 131 will not impact the financial position or results of operations.


                               FEDERATED INVESTORS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

    (d) RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

        Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was adopted effective January 1, 1998. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software. Prior to the adoption of SOP 98-1, software costs were expensed as incurred. Restatement of prior year financial statements was not required.

(2)   Deferred Sales Commissions and Non-Recourse Debt

        Federated Investors entered into an agreement in the fourth quarter of 1997 with a third party to sell the rights to the future revenue streams associated with the 12b-1, shareholder service and CDSC fees of the Class B shares of various mutual funds it manages. This agreement includes both an initial sale of existent rights to future revenue streams as well as establishing a program to sell on a continuous basis the future rights associated with future revenue streams relating to the ongoing sale of B shares. For accounting purposes, transactions executed under the agreement are reflected as financings and nonrecourse debt has been recorded.

        The following tables summarize the changes in both the deferred sales commissions and non-recourse debt as a result of this agreement:
                  `                                         Three Months Ended
                                                                March 31, 1998
                                                                 (IN THOUSANDS)
        Deferred Sales Commissions:
            Deferred B share sales commissions at December 31, 1997    $162,398

            Payments to brokers/dealers                                38,848
            CDSC fees collected                                        (4,204)
            Amortization                                               (4,517)
                                                                  -----------

            Deferred B share sales commissions at March 31, 1998       $192,525
                                                                       ========

        Nonrecourse Debt:
            Nonrecourse debt at December 31, 1997                      $185,388

            Additional financings                                      33,444
            Payments/Amortization of nonrecourse debt                 (10,911)

            Nonrecourse debt at March 31, 1998                        $207,921
                                                                  ==============

        The nonrecourse debt had a weighted average interest rate of 7.63% at March 31, 1998.

(3)   Long-Term Debt
      Federated Investors' long-term debt consisted of the following:
                                                March 31,   December
                                                            31,
                                              -----------   ----------
                                                  1998          1997
                                              -----------    ---------
                                                   (In Thousands)
    Recourse Debt:
        Senior Secured Note Purchase Agreement $ 98,000     $98,000
        Capitalized Leases................        1,179       1,230
                                          -------------------------
              Total Recourse Debt.........      99,179      99,230
       Less Current Portion...............           274         280
                                          --------------------------
       Total Long-Term Debt - Recourse....$     98,905  $    98,950
                                          ============  ===========

    Nonrecourse Debt...................... $   207,921  $  185,388
                                           ===========  ==========

                               FEDERATED INVESTORS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(4) Common and Preferred Stock

        On February 20, 1998, the Board of Directors declared a one for one stock dividend payable on April 15, 1998 to stockholders of record on March 17, 1998. Also, on April 16, 1998, the Board of Directors declared a one for two stock dividend payable on April 30, 1998 to stockholders of record on April 21, 1998. All per share amounts have been restated to reflect the affect of the stock dividends.

        Under the existing Federated Investors' debt agreements dividend payments on common shares may not exceed $5,000,000 in any fiscal year nor exceed the sum of $5,000,000 plus 50% of the net income of Federated Investors during the period from January 1, 1996 to and including the date of payment. A cash dividend of $0.0208 per share or approximately $1.7 million was paid in the first quarter of 1998 to holders of common shares. Additionally, a cash dividend of $0.038 per share or $3.2 million was paid to shareholders on April 30, 1998.

        There is no additional dividend paying capacity remaining for the year 1998 after having made the cash dividend payments on April 30, 1998, unless such restriction is modified or waived by the lenders.


(5) Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS
                                                   ENDED MARCH 31,
                                                   1998      1997
                                                 --------- ---------
                                                     (In Thousands,
                                                    Except Per Share
                                                          Data)
       Numerator:
            Net income                         $          $
                                                 =========
                                                  20,837     8,843

       Denominator:
            Basic weighted-average common          82,335    82,307
            shares outstanding

            Effect of dilutive securities:
               Restricted Stock                       576       277
               Employee stock options/SARs          1,379       567
                                                 --------- ---------
             Dilutive potential common              1,955       844
            shares
                                                 --------- ---------
            Diluted weighted-average common        84,290    83,151
            shares outstanding
                                                 ========= =========

            Basic earnings per share           $     0.25    $  0.11
                                                 ========= =========
                                                 ========= =========
            Diluted earnings per share         $     0.25    $  0.11
                                                 ========= =========

     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  HIGHLIGHTS

        The tables below compare the summary financial and statistical results for the first quarters of 1998 and 1997:


                               Three Months Ended
    SELECTED OPERATING DATA (IN THOUSANDS, EXCEPT PER         March 31,
    SHARE DATA)
                                                        ----------------------
                                                          1998        1997
                                                        ----------  ----------
    Total Revenue......................................$122,592     $ 91,627
    Operating Expenses.................................  82,699       70,137

    Operating Income                                     39,893       21,490
    Nonoperating Expenses and Minority                    8,148        6,983
    Interest.....................................
                                                        ----------  ----------
    Income Before Income Taxes...........................31,745       14,507
    Income Tax Provision.................................10,908        5,664
                                                        ==========  ==========
    Net Income...........................................$ 20,837   $  8,843
                                                        ==========  ==========

    Earnings per Basic Common Share.......................$0.25     $0.11
    Earnings per Diluted Common Share.....................$0.25     $0.11



    MANAGED AND ADMINISTERED ASSETS
    (IN MILLIONS)                                             March 31,
                                                        ----------------------
                                                          1998        1997
                                                        ----------  ----------

    Money Market Funds                                 $     64,215 $    53,086
    Fixed Income Funds                                       15,601      13,788
    Equity                                                   13,843       8,000
    Funds
    Separate                                                  2,389       2,069
    Accounts

            Total Managed Assets                       $     96,048 $    76,943

            Total Administered Assets                  $     51,651 $    38,860

    AVERAGE MANAGED AND ADMINISTERED ASSETS               Three Months Ended
    (IN MILLIONS)                                              March 31,
                                                         -------------------
                                                           1998        1997
                                                          -------  ----------

    Money Market Funds                                 $     64,830 $    52,865
    Fixed Income Funds                                       15,407      14,107
    Equity                                                   12,569       8,045
    Funds
    Separate                                                 2,296       2,070
    Accounts

            Total Average Managed Assets               $     95,102 $    77,087


            Total Average Administered Assets          $     49,946 $    39,228



    COMPONENTS OF CHANGES IN EQUITY AND FIXED INCOME FUND
    MANAGED ASSETS
    (IN MILLIONS)                                        Three Months Ended
                                                             March 31,
                                                        ---------------------
    Equity                                                  1998        1997
    Funds

            Beginning Assets......................  $     11,710      $7,594

                Sales.............................         1,390         846
                Redemptions.......................         (631)       (452)

                   Net Sales......................          759         394
                Net Exchanges.....................           51           0
                Other *...........................        1,323          12

            Ending Assets.........................    $  13,843     $ 8,000


    Fixed Income Funds
            Beginning Assets......................  $     15,067 $    14,109

                Sales.............................        1,577       1,142
                Redemptions.......................       (1,063)     (1,201)

                   Net Sales......................         514        (59)
                Net Exchanges.....................        (130)       (103)
                Other *...........................         150        (159)

                Ending Assets.....................$     15,601 $    13,788


    ----------------------------------------------
    * Primarily reinvested dividends and distributions, net investment income and changes in the value of securities held by the funds.




  SUBSEQUENT EVENT

        On May 19, 1998, Federated Investors was merged with and into Federated Investors, Inc., a wholly owned subsidiary. All outstanding Class A and Class B common shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B common stock of Federated Investors, Inc. with the same proportionate ownership and substantially the same rights, and all treasury stock of Federated Investors was retired. All information contained within this report is for Federated Investors except for noted pro forma information.

        Concurrently with the consummation of the merger on May 19, 1998 between Federated Investors and the wholly owned subsidiary, Federated Investors, Inc., (the "Company"), the Company completed its initial public offering of Class B Common Stock. The net proceeds of $46.5 million received by the Company in the sale of 2,610,000 shares of Class B Common Stock will be used for working capital and other general corporate purposes.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

        NET INCOME. Continued revenue growth raised Federated Investors' consolidated net income for the first quarter to $20.8 million, or $0.25 per diluted common share. The 1998 results compare with net income of $8.8 million, or $0.11 per diluted common share in the first quarter of 1997. The improved performance was principally the result of revenue growth of $31.0 million, largely generated from higher levels of Managed and Administered Assets.


        REVENUE. Federated Investors consolidated revenue increased 33.8% to $122.6 million for the quarter ended March 31, 1998 from $91.6 million for the same period in 1997. This increase is primarily attributable to higher fees produced from an increase in average Managed Assets. Average Managed Assets increased 23.4% from $77.1 billion for the first quarter of 1997 to $95.1 billion for the first quarter of 1998, including a 56.2% increase in equity funds, a 22.6% increase in money market funds, a 9.2% increase in fixed income funds and a 10.9% increase in separate accounts. Interest and dividends more than doubled as a result of higher levels of invested cash. Other income improved $2.7 million due to a servicing contract buyout of a bank-sponsored mutual fund complex of $2.5 million. This servicing contract accounted for approximately $0.5 million of administrative and other service fee revenue in the first quarter of 1998.


        OPERATING EXPENSES. Total operating expenses increased from $70.1 million for the three months ended March 31, 1997 to $82.7 million for the three months ended March 31, 1998, an increase of $12.6 million or 17.9%.

        Compensation and related expenses increased $4.0 million or 11.9% from $33.5 million for the quarter ended March 31, 1997 to $37.5 million for the quarter ended March 31, 1998. The increase was attributed to an increase in variable based compensation and staff growth experienced within the areas of investment research and other service areas and was partially offset by reductions resulting from the outsourcing of the portfolio accounting function.

        Amortization of deferred sales commissions increased from $4.5 million for the first quarter of 1997 to $5.2 million for the same period of 1998, an increase of $0.7 million or 14.4%. This increase was due to the continued sale of shares of funds which require Federated Investors to advance a commission to the broker/dealers.

        Advertising and promotional expenses increased from $8.8 million for the quarter ended March 31, 1997 to $11.4 million for the quarter ended March 31, 1998, an increase of $2.6 million or 29.6%, primarily as a result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds, as well as increased spending in advertising and promotional expense to build company name awareness.

        Other expenses increased $4.3 million or 97.7% from $4.4 million for the quarter ended March 31, 1997 to $8.7 million for the quarter ended March 31, 1998. This increase is primarily attributable to fees paid for the outsourcing of portfolio accounting services. In 1997, Federated Investors performed the portfolio accounting services internally.

        Amortization of intangible assets increased by $842 thousand (28.7%) from $2.9 million for the three months ended March 31, 1997 to $3.8 million for the three months ended March 31, 1998. The increase in the amortization of intangible assets occurred as a result of an acquisition in the second quarter of 1997.

        NONOPERATING EXPENSES. Nonoperating expenses increased by $1.1 million or 20.6% to $6.2 million for the three months ended March 31, 1998 as compared to $5.1 million for the three months ended March 31, 1997. This increase is attributable to the interest expense recognized relative to nonrecourse debt incurred for the securitization of certain B share fund assets.

        MINORITY INTEREST. The minority interest increased from $1.9 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998 as a result of higher net income for the subsidiary for which Federated Investors acts as the general partner with a majority interest of 50.5%.

        INCOME TAXES. The income tax provision for the quarter ended March 31, 1998 was $10.9 million as compared to $5.7 million for the first quarter of 1997, an increase of $5.2 million or 92.6%. This increase was due primarily to the increase in the level of income before income taxes from $14.5 million for the three months ended March 31, 1997 to $31.7 million for the three months ended March 31, 1998, an increase of 118.8%.



  DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT

        Certain subsidiaries of Federated Investors pay commissions to broker/dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, Federated Investors retains certain fees from the mutual fund over the outstanding life of such shares. These fees consist of 12b-1, shareholder service and contingent deferred sales charge (CDSC) fees. Both 12b-1 and shareholder service fees are calculated as a percentage of Average Managed Assets associated with the related classes of shares. If shares are redeemed before the end of a specified holding period as outlined in the related mutual fund prospectus, the mutual fund shareholder is normally required to pay Federated Investors a CDSC fee based on a percentage of the assets redeemed, such percentage diminishing over a recovery schedule not to exceed six years.

        The up front commissions Federated Investors pays to broker/dealers are capitalized and recorded as deferred sales commissions and are amortized over the estimated benefit period not to exceed CDSC periods. 12b-1 and shareholder service fees are recognized in the income statement over the life of the mutual fund class share. Any CDSC fees collected are used to reduce Deferred Sales Commissions.

        In the fourth quarter of 1997, Federated Investors entered into an agreement to sell certain of the future fee revenue associated with its existing B Shares Deferred Sales Commissions. This agreement also provided for Federated Investors to sell, on a regular basis, the rights associated with such future revenue streams during a three year contract period. For accounting purposes these agreements have been accounted for as financings and nonrecourse debt was recorded. The income statement reflects 12b-1 and shareholder service fees which is included in Other Service Fees, net - Federated Funds as well as interest expenses associated with the nonrecourse debt and deferred sales commission amortization.

        In the first quarter of 1998, pursuant to the terms of the agreement, Federated Investors received $33.9 million in cash in exchange for the rights to certain future revenue streams associated with B share advanced commissions with a book value of $33.0 million. As of March 31, 1998 Federated Investors had $207.9 million of nonrecourse debt associated with $192.5 million in book value of deferred sales commission assets.


  CAPITAL RESOURCES AND LIQUIDITY

        CASH FLOW.Cash provided by operating activities totaled $13.2 million for the first quarter of 1998. The cash flow from operating activities is primarily utilized for the purchases of equipment, dividend payments, as well as payments on long term debt.

        The recourse debt held by Federated Investors decreased $51 thousand from December 31, 1997 due to payments on capital leases.

        The deferred sales commissions paid to broker/dealers on certain shares of funds totaled $40.2 million for the first quarter of 1998. Also, in the first three months of 1998, Federated Investors exchanged for $33.9 million the rights to certain future revenue streams associated with the class B share advance commission assets with a book value of $33.0 million.

        CAPITAL EXPENDITURES. Capital expenditures totaled $0.9 million for the first three months of 1998. Capital expenditures are expected to exceed $10 million in 1998, exclusive of Year 2000 related project costs.

        DIVIDENDS.The Board of Directors of Federated Investors adopted a policy to declare and pay cash dividends on a quarterly basis. A first quarter dividend of $0.0208 per common share was paid on January 31, 1998. Additionally, a second quarter dividend of $0.038 was paid on April 30, 1998. Under the existing Federated Investors' debt agreements there is no additional dividend paying capacity for the 1998 year unless such restrictions are modified or waived by the lenders. Federated Investors is seeking to amend the existing debt agreements to permit the payment of regular quarterly cash dividends at a level comparable to that paid in the second quarter of 1998 and to amend certain other covenants and provisions.

     DEBT FACILITIES. Federated Investors has the following recourse debt facilities: Senior Secured Credit Agreement and Note Purchase Agreement.

        SENIOR CREDIT FACILITY. The outstanding balance and amount available to borrow under the Senior Secured Credit Agreement at March 31, 1998 was zero and $149.0 million, respectively. The Senior Secured Credit Agreement contains various financial and other covenants. Federated Investors was in compliance with all debt covenants at March 31, 1998 and obtained the consent of the lenders to permit the consummation of the merger on May 19, 1998 and the initial public offering.

        SENIOR SECURED NOTES. The Senior Secured Note Purchase Agreement debt totaled $98.0 million as of March 31, 1998. This note is due in seven annual $14.0 million installments beginning June 27, 2000, and maturing June 27, 2006. The Senior Secured Note Purchase Agreement contains various covenants with which Federated Investors was in compliance at March 31, 1998.

        CAPITALIZED LEASE OBLIGATIONS. At March 31, 1998, Federated Investors had capitalized lease obligations totaling $1.2 million related to certain telephone equipment. The scheduled principal payments approximate $0.2 million per year for 1998 through 2002.

        NONRECOURSE DEBT. Federated Investors had nonrecourse debt obligations aggregating $207.9 million at March 31, 1998. This obligation was incurred in connection with the exchange of rights to certain future revenue streams associated with the B share advance commissions.

Part II, Item 2   Changes in Securities and Use of Proceeds

        On May 13, 1998, the Company's Registration Statement on Form S-1 (Registration Number 333-48405), under which Federated Investors, Inc. registered 18,733,770 shares of Class B Common Stock (including shares subject to the Underwriters' over-allotment options), became effective. On May 14, 1998, the Company filed a Registration Statement on Form S-1 (Registration Number 333-52611), in which Federated Investors, Inc. registered an additional 1,455,543 shares of Class B Common Stock (including shares subject to the Underwriters' over-allotment options) pursuant to Rule 462(b) of the Securities Act of 1933. The company's Registration Statements are collectively referred herein to as "Registration Statements."

        The consummation of the offering of Class B Common Stock pursuant to the Company's Registration Statements occurred on May 19, 1998. Of the 17,557,226 shares of Class B Common Stock sold on that date, 14,045,780 shares were sold in the United States and Canada by the U.S. underwriters (the "U.S. Offering") and 3,511,446 shares were sold concurrently outside of the United States and Canada by the international underwriters (the "International Offering"). In the U.S. Offering, the managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, PaineWebber Incorporated, and Smith Barney Inc. In the International Offering, the managing underwriters were Merrill Lynch International, PaineWebber International (U.K.) Ltd., and Smith Barney Inc. The Underwriters' 30 day over-allotment options with respect to 2,632,087 shares of Class B Common Stock expire on June 12, 1998.

        Pursuant to the Registration Statements, the Company completed the sale of 2,610,000 shares of Class B Common Stock on May 19, 1998 for an aggregate offering price of $49,590,000, before taking into account underwriting discounts and estimated offering expenses. The balance of the shares, or 14,947,226 shares, were sold by certain selling shareholders (the "Selling Shareholders") for an aggregate offering price of $283,977,294.

        The amount of expenses incurred by the Company and the Selling Shareholders in connection with the issuance and distribution of the Class B Common Stock (excluding any shares subject to the Underwriters' exercise of their over-allotment options) is set forth below:

                    Expenses                                     AMOUNT
            Underwriting discounts and commissions           $19,137,376
            Finders' Fees                                              0
            Expenses Paid to or for Underwriters                       0
            Other Expenses (principally legal, accounting,
               printing, listing, and insurance fees)          1,975,000 *
                                                               -----------
            TOTAL                                              $21,112,376
                                                               ===========

        *Based on a reasonable estimate of the amount of expenses incurred.
         None of these expenses were paid directly or indirectly to directors or officers of Federated Investors, Inc. or its associates, nor were they paid to affiliates of the Company or persons owning ten (10) percent or more of the Company's equity securities.

        Of these expenses, the Selling Shareholders paid $17,973,882 and the company paid $3,138,494.

        The net offering proceeds to Federated Investors, Inc. from the sale of 2,610,000 shares of Class B Common Stock, after deducting the total expenses set forth above, were $46,451,506, which have been temporarily invested in a money market account for later use by the Company for working capital and other general corporate purposes.

Part II, Item 6   Exhibits and Reports on Form 8-K

      (a)    Exhibits required by Item 601 of Regulation S-K

 ............Exhibit 27.  Financial Data Schedule

      ......
            ITEM NUMBER            ITEM DESCRIPTION                AMOUNT
            5-02(1)        cash and cash items                       59,921,000
            5-02(2)        marketable securities                      3,983,000
            5-02(3)(a)(1)  notes and accounts receivable             38,610,000
                           -trade
            5-02(4)        allowances for doubtful accounts           4,238,000
            5-02(6)        inventory                                          0
            5-02(9)        total current assets                     102,312,000
            5-02(13)       property, plant and equipment             64,489,000
            5-02(14)       accumulated depreciation                  42,959,000
            5-02(18)       total assets                             388,890,000
            5-02(21)       total current liabilities                 73,155,000
            5-02(22)       bonds, mortgages and similar debt        306,826,000
            5-02(28)       preferred stock-mandatory                          0
                           redemption
            5-02(29)       preferred stock-no mandatory                       0
                           redemption
            5-02(30)       common stock                                 909,000
            5-02(31)       other stockholders'equity               (21,678,000)
            5-02(32)       total liabilities and                    388,890,000
                           stockholders' equity
            5-03(b)1(a)    net sales of tangible products                     0
            5-03(b)1       total revenues                           122,592,000
            5-03(b)2(a)    cost of tangible goods sold                        0
            5-03(b)2       total costs and expenses                  82,699,000
                           applicable to sales and revenues
            5-03(b)3       other costs and expenses                   6,152,000
            5-03(b)5       provision for doubtful accounts              593,000
                           and notes
            5-03(b)(8)     interest and amortization of               5,718,000
                           debt discount
            5-03(b)(10)    income before taxes and other             31,745,000
                           items
            5-03(b)(11)    income tax expense                        10,908,000
            5-03(b)(14)    income/loss continuing operations         20,837,000
            5-03(b)(15)    discontinued operations                            0
            5-03(b)(17)    extraordinary items                                0
            5-03(b)(18)    cumulative effect-change in                        0
                           accounting principles
            5-03(b)(19)    net income or loss                        20,837,000
            5-03(b)(20)    earnings per share-primary                      0.25
            5-03(b)(20)    earnings per share-fully diluted                0.25




      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FEDERATED INVESTORS, INC.
                                  (Registrant)

        Date      JUNE 16, 1998           By:/s/J. Christopher Donahue
                                          J. Christopher Donahue
                                          President and
                                          Chief Executive Officer


        Date      JUNE 16, 1998           By:/s/Thomas R. Donahue
                                          Thomas R. Donahue
                                          Chief Financial Officer and
                                          Principal Accounting Officer