Form 10-Q/A
period 1998-03-31
FEDERATED INVESTORS INC /PA/
filed 1998-08-05
CIK 1056288

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

                            Federated Investors, Inc.
                                  (Registrant)

        Date            June 16, 1998                 By:
                                          J. Christopher Donahue
                                          President and
                                          Chief Executive Officer


        Date            June 16, 1998                 By:
                                          Thomas R. Donahue
                                          Chief Financial Officer and
                                          Principal Accounting Officer