Form 10-Q
period 1998-06-30
FEDERATED INVESTORS INC /PA/
filed 1998-08-14
CIK 1056288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended            JUNE 30, 1998           OR
                                    ------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ______.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 31, 1998, the Registrant had outstanding 6,000 shares of Class A Common Stock and 86,337,000 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q
                       For the Three Months and Six Months
                               Ended June 30, 1998



                                      Index

                                                      PAGE NO.

Part I.           Financial Information

      Item 1.     Financial Statements

            Consolidated Balance Sheets at
            June 30, 1998 and December 31, 1997                  3

            Consolidated Statements of Income
            for the Three Months and Six Months Ended
            June 30, 1998 and 1997                               4

            Consolidated Statements of Cash
            Flows for the Six Months Ended
            June 30, 1998 and 1997                               5

            Notes to Consolidated Financial Statements                       6

      Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  9

      Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                  16


Part II.          Other Information

      Item 2.  Changes in Securities and Use of Proceeds                   17

      Item 6.     Exhibits and Reports on Form 8-K                         18

            (a)   Exhibits required by Item 601 of Regulation S-K
            (b)    Reports on Form 8-K

Signatures                                               19

FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Share Data)
                              JUNE 30, DECEMBER 31,
                                                              1998      1997
                                                              --------- -------


Current Assets:
   Cash and cash                                             $         $
equivalents...................................................132,910...22,912
   Marketable
securities....................................................2,443.....8,945
   Receivables, net of reserve of $3,621 and $3,266,
respectively..................................................33,766....32,078
   Prepaid
expenses......................................................2,301.....2,853
   Income taxes
receivable....................................................128.......7,519
   Other current
assets........................................................1,867.....1,805
                                                              --------- -------

               Total Current
Assets........................................................173,415...76,112
                                                              --------- -------

Long-Term Assets:
   Customer relationships, net of accumulated amortization
of $33,325 and $26,907,                                       23,979    30,398
respectively
   Goodwill, net of accumulated amortization of $12,636 and
$11,512,                                                      36,232    37,356
respectively
   Other intangible assets, net
 .................................................................116.......126
   Deferred sales commissions,
net........................................................  219,784   164,623
   Property and equipment,
net...........................................................20,606....22,163
   Other long-term
assets........................................................5,307.....6,378
                                                              --------- -------

               Total Long-Term
Assets........................................................306,024...261,044
                                                              --------- -------

                    Total                                    $         $
Assets........................................................479,439...337,156
                                                              ========= ========

Current Liabilities:
   Cash                                                      $         $
overdraft.....................................................308.......7,680
   Current portion of long-term debt -
Recourse......................................................260.......280
   Accrued
expenses......................................................43,454....34,939
   Accounts
payable.......................................................25,164....18,634
   Other current
liabilities...................................................3,922.....2,520
                                                              --------- -------

               Total Current
Liabilities...................................................73,108....64,053
                                                              --------- -------

Long-Term Liabilities:
   Long-term debt -
Recourse......................................................98,833....98,950
   Long-term debt -
Nonrecourse...................................................234,073...185,388
   Deferred tax liability,
net...........................................................26,346....26,546
   Other long-term
liabilities...................................................2,784.....2,863
                                                              --------- -------

               Total Long-Term
Liabilities...................................................362,036...313,747
                                                              --------- -------

                    Total
Liabilities...................................................435,144...377,800
                                                              --------- -------

Minority
Interest......................................................360.......466
                                                              --------- -------

Shareholders' Equity :
   Common Stock :
      Class A, no par value, 20,000 shares
       authorized, 6,000 and 0 shares issued and
outstanding, respectively.....................................189       -
      Class B, no par value, 900,000,000 shares
       authorized, 86,337,000 and 0 shares issued and
outstanding, respectively.....................................74,993    -
      Class A, $1.00 stated value, 99,000 shares
       authorized, - a6d 6,000 shares issued and outstanding,
respectively ............................................
      Class B, $.01 stated value, 149,700,000 shares
authorized,
        0 and 90,094,000 shares issued and outstanding,
respectively .................................................-         901
   Additional paid-in
capital.......................................................-.........28,574
   (Accumulated deficit) retained
earnings......................................................(29,287)..55,139
   Treasury stock, at cost, 0 and 6,667,000 shares Class B
Common Stock, respectively....................................-       (123,373)
   Employee restricted stock
plan..........................................................(1,822)...(2,266)
   Accumulated other comprehensive
income........................................................(138).....(91)
                                                              --------- -------

               Total Shareholders'
Equity........................................................43,935....(41,110)
                                                              --------- -------

                    Total Liabilities, Minority Interest,    $         $
and Shareholders'                                             479,439   337,156
Equity                                                     ========= ==========
     December 31, 1997 share amounts have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)


FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS      SIX MONTHS ENDED
                                             ENDED
(Dollars In Thousands Except Per Share       JUNE 30,          JUNE 30,
Data)
                                             ---------------   ----------------
                                             1998     1997     1998      1997
                                             ------   ------   --------  ------
Revenue:
     Investment advisory fees,            $  64,862   $48,993  $  126,767 $ 98,401
net-Federated Funds
     Investment advisory fees,               1,880    850           3,652     2,326
net-Other
     Administrative service fees,            17,697   14,331       34,959    28,576
net-Federated Funds
     Administrative service fees,            4,906    5,878        10,332    11,642
net-Other
     Other service fees, net-Federated       24,991   15,326  47,547    28,944
Funds
     Other service fees,                     7,185    5,102    14,640    9,930
net-Other
     Commission income-Federated             1,201    616      2,142     1,073
Funds
     Interest and                            2,163    619      3,558     1,303
dividends
     Marketable securities (losses)          (148)    (31)     41        (8)
gains
     Other                                   1,479    1,773    5,171     2,897
income
                                             ------   -------  -----  ---------
          Total
Revenue......................................126,216..93,457...248,809...185,084
                                             ------   ------   --------  -------

 Operating Expenses:
     Compensation and                        37,283...33,293     74,801    66,801
related
     Amortization of deferred sales          9,531... 5,381      14,706    9,905
commissions..................................
     Office and                              7,289    6,315    13,923    12,603
occupancy
     Systems and                             6,732    6,968    13,093    13,442
communications
     Advertising and                         9,731    8,499    20,939    17,022
promotional
     Travel and                              3,563    4,001     6,686     7,280
related
                                             5,124    4,025    14,038    8,632
Other
     Amortization of intangible              3,778    3,245      7,554     6,178
assets
                                             ------   ------   --------  ---------
          Total Operating
Expenses.....................................83,040...71,727...165,740...141,863
                                             ------   ------   --------  ---------

Operating
income.......................................43,176...21,730...83,069....43,221..
                                             ------   ------   --------  ---------
Nonoperating Expenses:
     Interest                                6,244    4,826      11,961    9,671
expense
     Other debt                              517      253          952       510
expense
                                                               --------  ---------
          Total Nonoperating
Expenses.....................................6,761....5,079....12,913..  10,181
                                             ------   ------   --------  ---------


Income before minority interest and
income taxes.............................    36,415   16,651   70,156    33,040

Minority                                     2,213    1,801     4,208     3,682
interest
                                             ------   ------   --------  ---------

Income before income
taxes........................................34,202   14,850   65,948    29,358

Income tax                                   13,131   5,760    24,039    11,424
provision
                                             ------   ------   --------  ---------

Net                                       $        $        $          $
income.......................................21,071...9,090....41,909....17,934
                                             ======   ======   ========  =========



Earnings per common share:

     Basic...................................$  0.25  $  0.11  $  0.50    $ 0.22
                                             ======   ======   ========  =========

     Diluted.................................$  0.24  $  0.11  $  0.49    $ 0.22
                                             ======   ======   ========  =========

Cash dividends declared and paid per      $  0.038 $    -    $  0.059   $     -
common share
                                             ======   ======   ========  =========




   Per share amounts for 1997 have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)

FEDERATED INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS               SIX MONTHS ENDED
(Dollars in Thousands)                                        JUNE 30,
                                                              ------------------
                                                              1998      1997
-------------------------------------------------------       --------  --------


Net Cash Provided by Operating                         $      18,528  $ 7,289
Activities...........................................................
                                                              --------  --------

Investing Activities:
   Proceeds from sale of property and                         -          5
equipment.......................................................
   Additions to property and                                  (1,603)   (1,095)
equipment.......................................................................
   Cash paid for                                              (308)     (13,888)
acquisitions
   Purchases of marketable                                    (1,063)   (19,926)
securities
   Proceeds from redemptions of marketable                    7,598     22,607
securities............................................
                                                              --------  --------

     Net Cash Provided (Used) by Investing                    4,624     (12,297)
Activities.....................................................................
                                                              --------  --------

Financing Activities:
   Distributions to minority                                  (4,314)   (4,278)
interest
   Dividends                                                  (4,920)     -
paid
   Issuance of common                                         47,532    25
stock
   Purchase of treasury
stock.........................................................-.........(50)
   Proceeds from new borrowings -
Recourse......................................................-.........15,707
   Proceeds from new borrowings -                             73,609
Nonrecourse.............................................................-.
   Payments on debt -                                         (137)     (7,827)
Recourse
   Payments on debt -                                         (24,924)    -
Nonrecourse
                                                              --------  --------

     Net Cash Provided by Financing                           86,846    3,577
Activities....................................................................
                                                              --------  --------

Net Increase (Decrease) In Cash and Cash                      109,998   (1,431)
Equivalents.................................................................
Cash and Cash Equivalents, Beginning of                       22,912    6,561
Period......................................................
                                                              --------  --------

Cash and Cash Equivalents, End of                      $      132,910 $ 5,130
Period..................................................................
                                                              ========  ========

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)

                            FEDERATED INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

    (a)      BASIS OF PRESENTATION

        The interim financial statements of Federated Investors, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

    (b)     COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income was $21.1 million and $9.3 million for the three month periods ended June 30, 1998 and 1997, respectively and $41.9 million and $18.0 million for the six month periods ended June 30, 1998 and 1997, respectively.

    (c)   RECENT ACCOUNTING PRONOUNCEMENTS

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

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. As a result of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(2)   Deferred Sales Commissions and Nonrecourse Debt

        The Company entered into an agreement in the fourth quarter of 1997 with a third party to sell the rights to the future revenue streams associated with the 12b-1, shareholder service and CDSC fees of the Class B shares of various mutual funds it manages. This agreement includes both an initial sale of existent rights to future revenue streams as well as establishing a program to sell on a continuous basis the future rights associated with future

                            FEDERATED INVESTORS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(2)    Deferred Sales Commissions and Nonrecourse Debt, Continued

      revenue streams relating to the ongoing sale of B shares. For accounting purposes, transactions executed under the agreement are reflected as financings and nonrecourse debt has been recorded.

        The following tables summarize the changes in both the deferred sales commissions and nonrecourse debt related to this agreement:
                                                            Six Months Ended
                                                                JUNE 30, 1998
                                                               (In Thousands)
        Deferred Sales Commissions:
            Deferred B share sales commissions at
               December 31, 1997                                $162,398
            Payments to brokers/dealers                           77,566
            CDSC fees collected                                   (9,743)
            Amortization                                         (13,306)
                                                          ------------------

            Deferred B share sales commissions at
                June 30, 1998                                  $216,915
                                                            ================

        Nonrecourse Debt:
            Nonrecourse debt at December 31, 1997              $185,388
            Additional financings                                73,609
            Payments of nonrecourse debt                        (24,924)
                                                                --------

            Nonrecourse debt at June 30, 1998                   $234,073
                                                         ===============

        The nonrecourse debt had a weighted average interest rate of 7.63% at June 30, 1998.

(3)   Long-Term Debt
      The Company's long-term debt consisted of the following:
                                                     June   December
                                              30,              31,
                                                  1998        1997
                                              -----------  ----------
                                                   (In Thousands)
    Recourse Debt:
        Senior Secured Note Purchase Agreement  $ 98,000    $98,000
        Capitalized Leases................        1,093       1,230
                                          -------------------------
              Total Recourse Debt.........      99,093      99,230
       Less Current Portion...............           260       280
                                          --------------------------
       Total Long-Term Debt - Recourse....$     98,833  $    98,950
                                          ============  ===========

    Nonrecourse Debt...................... $   234,073  $  185,388
                                           ===========  ==========

(4)    Common Stock

        On May 19, 1998, Federated Investors was merged with and into the Company, a wholly owned subsidiary, with the Company continuing as the surviving corporation. All outstanding Class A and Class B common shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B common stock of the Company, respectively, with the same proportionate ownership and substantially similar rights, and all treasury stock of Federated Investors was retired.

        As a condition precedent to the merger described above, the Company issued an additional 2,610,000 shares of Class B common stock in an initial public offering for net proceeds of approximately $46 million in cash. At June 30, 1998, 6,000 and 86,337,000 shares of Class A and Class B Common Stock were issued and outstanding, respectively.

                            FEDERATED INVESTORS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

 (4)   Common Stock, Continued

        A one for one stock dividend was paid on April 15, 1998 to stockholders of record on March 17, 1998. Also, a one for two stock dividend was paid on April 30, 1998 to stockholders of record on April 21, 1998. The 1997 per share amounts have been restated to reflect the affect of the stock dividends.

        In July 1998, the Company's Senior Secured Credit Agreement was amended to allow dividends to an amount not to exceed $20 million plus 50% of any net income, (less 100% of any net loss), during the period from January 1, 1998 to and including the date of payment. The Senior Secured Note Purchase Agreement allows dividends to an amount of $5 million plus 50% of any net income, (less 100% of any net loss), during the period from January 1, 1996 to and including the date of payment. Cash dividends of $0.0208 and $0.038 per share or approximately $1.7 million and $3.2 million were paid in the first and second quarters of 1998, respectively, to holders of common shares. Additionally, on July 21, 1998, the Board of Directors of the Company declared a dividend of $0.038 per share to be paid on August 10, 1998 to shareholders of record on July 31, 1998. After the payment of the August 10th dividend, the Company will have dividend paying capacity of approximately $32.8 million.

(5) Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                          ---------------------  ----------------------
                                            1998        1997       1998        1997
                                          ----------  ---------  ----------  ----------
                                             (In Thousands, Except Per Share Data)
Numerator:
     Net income                         $
                                             21,071 $    9,090 $    41,909 $    17,934
                                          ==========  =========  ==========  ==========

Denominator:
     Basic weighted-average common
     shares outstanding                      83,964     82,302      83,090      82,264

     Effect of dilutive securities:
       Restricted stock
                                                659        237         686         315
       Employee stock options/SARs
                                              2,014        566       1,799         588
                                          ----------  ---------  ----------  ----------
      Dilutive potential common
     shares                                   2,673        803       2,485         903
                                          ----------  ---------  ----------  ----------
     Diluted weighted-average common
     shares outstanding                      86,637     83,105      85,575      83,167
                                          ==========  =========  ==========  ==========

     Basic earnings per share           $      0.25 $     0.11 $      0.50 $      0.22
                                          ==========  =========  ==========  ==========

     Diluted earnings per share         $      0.24 $     0.11 $      0.49 $      0.22
                                          ==========  =========  ==========  ==========


(6) Subsequent Event

        In July 1998, the Company established an Employee Stock Purchase Plan which allows for the issuance of a maximum of 500,000 shares of Class B
      Common Stock.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  HIGHLIGHTS


                                               Three Months       Six Months Ended
                                                  Ended
SELECTED OPERATING DATA (IN THOUSANDS,           June 30,             June 30,
EXCEPT PER SHARE DATA)
                                            -------------------  -------------------
                                              1998      1997       1998      1997
                                            ---------  --------  ---------  --------
Total Revenue                               $ 126,216  $ 93,457 $ 248,809   $185,084
Operating Expenses...........................  83,040    71,727    165,740   141,863
                                            ---------  --------  ---------  --------
Operating Income.............................  43,176    21,730     83,069    43,221
Nonoperating Expenses and Minority
Interest..........................              8,974     6,880     17,121    13,863
                                            ---------  --------  ---------  --------
Income Before Income Taxes                     34,202    14,850     65,948    29,358
Income Tax Provision........                   13,131     5,760     24,039    11,424
                                            ---------  --------  ---------  --------
Net Income...................                  21,071     9,090     41,909    17,934
                                            =========  ========  =========  ========

Earnings per Basic Common                 $     0.25 $    0.11 $     0.50 $    0.22
Share......................................
Earnings per Diluted Common               $     0.24 $    0.11 $     0.49 $    0.22
Share...................................



MANAGED AND ADMINISTERED
ASSETS
(IN                                              June 30,
MILLIONS)
                                            -------------------
                                              1998      1997
                                            ---------  --------

Money Market Funds.........................$   67,842    54,011
Fixed Income Funds.........................$   15,816    14,286
Equity Funds...............................$   14,561     9,795
Separate Accounts..........................$    2,350     1,705
                                            ---------  --------
          Total Managed                    $  100,569  $79,797
          Assets........................... =========  ========

          Total Administered
          Assets............................$55,528    $41,942
                                            =========  ========



AVERAGE MANAGED AND ADMINISTERED ASSETS        Three Months       Six Months Ended
                                                  Ended
(IN                                              June 30,             June 30,
MILLIONS)
                                            -------------------  -------------------
                                              1998      1997       1998      1997
                                            ---------  --------  ---------  --------
Money Market Funds..........................$65,439   $52,247    $65,135    $52,556
Fixed Income Funds                           15,787    13,998     15,597     14,052
Equity Funds.................................14,195     8,811     13,381      8,429
Separate Accounts............................ 2,330     1,618      2,313      1,844
                                            ---------  --------  ---------  --------
          Total Average Managed           $
          Assets..........................    97,751 $  76,674 $   96,426 $  76,881
                                            =========  ========  =========  ========

          Total Average Administered      $
          Assets.....................         54,411 $  41,344 $   52,179 $  40,946
                                            =========  ========  =========  ========





COMPONENTS OF CHANGES IN EQUITY AND FIXED INCOME FUND
MANAGED ASSETS (IN MILLIONS)
                                         Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       -------------------  -------------------
EQUITY FUNDS                                  1998      1997       1998      1997
------------
                                            ---------  --------  ---------  --------
          Beginning Assets..................$13,843 $   8,000 $   11,710 $   7,594
                                            ---------  --------  ---------  --------
             Sales..........................1,403       959      2,793       1,805
             Redemptions....................(711)      (645)     (1,342)     (1,098)
                                            ---------  --------  ---------  --------
                       Net Sales............692        314       1,451       707
             Net Exchanges..................(69)       64        (18)        64
             Acquisition
             Related........................-          353       -           353
             Other*.........................95         1,064     1,418       1,077
                                            ---------  --------  ---------  --------
          Ending Assets.....................$ 14,561 $   9,795 $ 14,561 $    9,795
                                            =========  ========  =========  ========


FIXED INCOME FUNDS
          Beginning Assets..................$ 15,601 $  13,788 $   15,067 $  14,109
                                            ---------  --------  ---------  --------
             Sales............................ 1,404     1,053      2,981     2,195
             Redemptions......................(1,138)   (1,090)    (2,201)   (2,291)
                                            ---------  --------  ---------  --------
                       Net Sales(Redemptions)..  266      (37)        780      (96)
             Net Exchanges.....................(127)        50      (257)      (53)
             Acquisition
             Related............................-          175          -       175
             Other*.............................  76       310        226       151
                                            ---------  --------  ---------  --------
          Ending Assets.....................$ 15,816 $  14,286 $   15,816 $  14,286
                                            =========  ========  =========  ========



* Primarily reinvested dividends and distributions, net investment income and changes in the value of securities held by the funds.




     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

        NET INCOME. Revenue growth of 35.1% was the principal reason Federated Investors, Inc.'s (the "Company") consolidated net income for the second quarter of 1998 increased to $21.1 million, or $0.24 per diluted common share. The 1998 results compare with net income of $9.1 million, or $0.11 per diluted common share in the second quarter of 1997. The improved performance was principally the result of increased revenues generated from higher levels of average managed and administered assets.


        REVENUE. The Company's consolidated revenue increased $32.7 million, or 35.1% to $126.2 million for the quarter ended June 30, 1998 from $93.5 million for the same period in 1997. Approximately $30.5 million, or 93.1% of the increase in revenues is due to increased average managed assets. Average managed assets increased 27.5% from $76.7 billion for the second quarter of 1997 to $97.8 billion for the second quarter of 1998, including increases of 61.1%, 25.2%, 12.8%, and 44.0% in equity funds, money market funds, fixed income funds, and separate accounts, respectively. Service related revenues from other sources increased by approximately $1.1 million due primarily to increased revenues within the Company's clearing and retirement plan recordkeeping services. Interest and dividends increased by $1.5 million as a result of higher levels of invested cash resulting from the B share advanced commission financing programs, net proceeds from the Company's initial public offering, and higher levels of cash generated from operations.

        OPERATING EXPENSES. Total operating expenses increased from $71.7 million for the second quarter of 1997 to $83.0 million for the second quarter of 1998, an increase of $11.3 million or 15.8%.

        Compensation and related expenses increased $4.0 million or 12.0% from $33.3 million for the quarter ended June 30, 1997 to $37.3 million for the quarter ended June 30, 1998. The increase was mainly attributed to an increase in variable based compensation and staff growth experienced within investment research and certain service areas and was partially offset by reductions resulting from the outsourcing of the portfolio accounting function.

        Amortization of deferred sales commissions increased from $5.4 million for the second quarter of 1997 to $9.5 million for the same period of 1998, an increase of $4.1 million or 77.1%. This increase was due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require the Company to advance a commission to the broker/dealers.

        Office and occupancy expenses increased from $6.3 million in the second quarter of 1997 to $7.3 million for the same period in 1998, an increase of $1.0 million or 15.6%. The increase is primarily attributable to increased rent expense for leased space.

        Advertising and promotional expenses increased from $8.5 million for the quarter ended June 30, 1997 to $9.7 million for the quarter ended June 30, 1998, an increase of $1.2 million or 14.5%, primarily as a result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds, as well as increased spending in advertising and promotional expense to build company name awareness.

        Travel and related expenses declined $0.4 million, or 10.9%, from $4.0 million in the second quarter of 1997 to $3.6 million for the same period of 1998 as a result of continued expense management.

        Other expenses increased $1.1 million or 27.3% from $4.0 million for the quarter ended June 30, 1997 to $5.1 million for the quarter ended June 30, 1998. This increase is primarily attributable to fees paid for portfolio accounting services which were previously performed internally throughout most of 1997. This increase was partially offset by reductions in consulting expenses as well as reduced bad debt expense as a result of improved collections of various receivables.

        Amortization of intangible assets increased by $0.6 million, or 16.4% from $3.2 million for the three months ended June 30, 1997 to $3.8 million for the three months ended June 30, 1998. The increase in the amortization of intangible assets occurred as a result of an acquisition in the second quarter of 1997.

        NONOPERATING EXPENSES. Nonoperating expenses increased by $1.7 million, or 33.1%, to $6.8 million for the three months ended June 30, 1998 as compared to $5.1 million for the three months ended June 30, 1997. This increase is attributable to the interest expense recognized relative to nonrecourse debt incurred for the securitization of certain B share fund assets.

        MINORITY INTEREST. The minority interest increased from $1.8 million for the second quarter of 1997 to $2.2 million for the second quarter of 1998 as a result of higher net income for the subsidiary for which the Company acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of which the subsidiary advises.

        INCOME TAXES. The income tax provision for the quarter ended June 30, 1998 was $13.1 million as compared to $5.8 million for the second quarter of 1997, an increase of $7.3 million or 128.0%. This increase was due primarily to the increase in the level of income before income taxes from $14.9 million for the three months ended June 30, 1997 to $34.2 million for the three months ended June 30, 1998, an increase of 130.3%.




     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

        NET INCOME. Revenue growth of 34.4%, when comparing the six month period ending June 30, 1998 to the same period in 1997, was the principal factor for the increase in consolidated net income for the first half of 1998 to $41.9 million, or $0.49 per diluted common share. The 1998 results compare favorably to the net income of $17.9 million, or $0.22 per diluted common share for the same period in 1997. The improved performance was principally the result of increased revenues generated from higher levels of average managed and administered assets.


        REVENUE. The Company's consolidated revenue increased $63.7 million, or 34.4% to $248.8 million for the six month period ended June 30, 1998 from $185.1 million for the same period in 1997. Approximately $55.7 million, or 87.5% of the increase in revenues is due to increased average managed assets. Average managed assets increased 25.4% from $76.9 billion for the first six months of 1997 to $96.4 billion for the same period in 1998, including increases of 58.7%, 23.9%, 11.0%, and 25.4% in equity funds, money market funds, fixed income funds, and separate accounts, respectively. Service related revenues from other sources increased by approximately $3.4 million due primarily to an increase in average administered assets and increased revenues within the Company's clearing and retirement plan recordkeeping services. Average administered assets increased $11.2 billion or 27.4% from $41.0 billion for the first half of 1997 to $52.2 billion for the same period in 1998. Interest and dividends increased by $2.3 million as a result of higher levels of invested cash from the B share advanced commission financing programs, net proceeds from the initial public offering, and higher levels of cash generated from operations. Other income improved $2.3 million due to a servicing contract buyout of a bank-sponsored mutual fund complex of $2.5 million in the first quarter of 1998. This servicing contract accounted for approximately $0.5 million of administrative and other service fee revenue in the first quarter of 1998.

        OPERATING EXPENSES. Total operating expenses increased from $141.9 million for the six month period ended June 30, 1997 to $165.7 million for the same period in 1998, an increase of $23.8 million or 16.8%.

        Compensation and related expenses increased $8.0 million or 12.0% from $66.8 million for the first half of 1997 to $74.8 million for the first half of 1998. The increase was mainly attributed to an increase in variable based compensation, staff growth experienced within the areas of investment research and certain service areas, and increases in resulting payroll taxes and retirement plan expenses. The increase was partially offset by reductions resulting from the outsourcing of the portfolio accounting function.

        Amortization of deferred sales commissions increased from $9.9 million for the six month period ended June 30, 1997 to $14.7 million for the same period of 1998, an increase of $4.8 million or 48.5%. This increase was due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require the Company to advance a commission to the broker/dealers.

        Office and occupancy expenses increased from $12.6 million for the first six months of 1997 to $13.9 million for the same period in 1998, an increase of $1.3 million or 10.5%. The increase is primarily attributable to increased rent expense for leased space.

     Advertising and promotional expenses increased from $17.0 million for the six month period ended June 30, 1997 to $20.9 million for the six month period ended June 30, 1998, an increase of $3.9 million or 23.0%, primarily as a result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds, as well as increased spending in advertising and promotional expense to build company name awareness.

        Travel and related expenses declined $0.6 million, or 8.2%, from $7.3 million in the first half of 1997 to $6.7 million for the same period of 1998 as a result of continued expense management.

        Other expenses increased $5.4 million or 62.6% from $8.6 million for the six month period ended
      June 30, 1997 to $14.0 million for the six month period ended June 30, 1998. This increase is primarily attributable to fees paid for portfolio accounting services which were previously performed internally throughout most of 1997. This increase was partially offset by reductions in consulting expenses as well as reduced bad debt expense as a result of improved collections of various receivables.

        Amortization of intangible assets increased by $1.4 million, or 22.3% from $6.2 million for the six months ended June 30, 1997 to $7.6 million for the six months ended June 30, 1998. The increase in the amortization of intangible assets occurred as a result of an acquisition in the second quarter of 1997.

        NONOPERATING EXPENSES. Nonoperating expenses increased by $2.7 million, or 26.8% to $12.9 million for the six months ended June 30, 1998 as compared to $10.2 million for the six months ended June 30, 1997. This increase is attributable to the interest expense recognized relative to nonrecourse debt incurred for the securitization of certain B share fund assets.

        MINORITY INTEREST. The minority interest increased $0.5 million, or 14.3% from $3.7 million for the first half of 1997 to $4.2 million for the first half of 1998 as a result of higher net income for the subsidiary for which the Company acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of which the subsidiary advises.

        INCOME TAXES. The income tax provision for the six month period ended June 30, 1998 was $24.0 million as compared to $11.4 million for the same period in 1997, an increase of $12.6 million or 110.4%. This increase was due primarily to the increase in the level of income before income taxes from $29.4 million for the six months ended June 30, 1997 to $65.9 million for the six months ended June 30, 1998, an increase of 124.6%.


  DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT

        Certain subsidiaries of the Company pay commissions to broker/dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, the Company retains certain distribution and servicing fees from the mutual fund over the outstanding life of such shares. These fees consist of 12b-1, shareholder service and contingent deferred sales charge (CDSC) fees. Both 12b-1 and shareholder service fees are calculated as a percentage of average managed assets associated with the related classes of shares. If shares are redeemed before the end of a specified holding period as outlined in the related mutual fund prospectus, the mutual fund shareholder is normally required to pay the Company a CDSC fee based on a percentage of the assets redeemed, such percentage diminishing over a recovery schedule not to exceed six years.

        The up front commissions the Company pays to broker/dealers are capitalized and recorded as deferred sales commissions and are amortized over the estimated benefit period not to exceed CDSC periods. 12b-1 and shareholder service fees are recognized in the income statement over the life of the mutual fund class share. Any CDSC fees collected are used to reduce deferred sales commissions.

        In the fourth quarter of 1997, the Company entered into an agreement to sell certain of the future fee revenue associated with its existing B shares deferred sales commissions. This agreement also provided for the Company to sell, on a regular basis, the rights associated with such future revenue streams during a three year contract period. For accounting purposes these agreements have been accounted for as financings and nonrecourse debt was recorded. The statements of income reflect 12b-1 and shareholder service fees which is included in Other Service Fees, net - Federated Funds as well as interest expense associated with the nonrecourse debt and amortization of deferred sales commissions.

        In the first six months of 1998, pursuant to the terms of the agreement, the Company received $74.0 million in cash in exchange for the rights to certain future revenue streams associated with B share advanced commissions with a book value of $72.2 million. As of June 30, 1998 the Company had $234.1 million of nonrecourse debt associated with $216.9 million in book value of deferred sales commission assets related to the B shares.


  CAPITAL RESOURCES AND LIQUIDITY

        CASH FLOW.Cash provided by operating activities totaled $18.5 million for the first half of 1998. The cash flow from operating activities is primarily utilized for the purchases of equipment, dividend payments, as well as payments on long term debt.

        The recourse debt held by the Company decreased $137 thousand from December 31, 1997 due to payments on capital leases.

        The deferred sales commissions paid to broker/dealers on certain shares of funds totaled $80.0 million for the first six months of 1998. Also, in the first six months of 1998, the Company exchanged for $74.0 million the rights to certain future revenue streams associated with the class B share advance commission assets with a book value of $72.2 million.

        CAPITAL EXPENDITURES. Capital expenditures totaled $1.6 million for the first six months of 1998. Capital expenditures are not expected to exceed $10 million in 1998, exclusive of Year 2000 related project costs.

        DIVIDENDS.The Board of Directors of the Company adopted a policy to declare and pay cash dividends on a quarterly basis. A dividend of $0.0208 per share was paid on January 31, 1998. Additionally, a dividend of $0.038 per share was paid on April 30, 1998. In July 1998, the Company amended the Senior Secured Credit Agreement in order to allow additional dividends. The Company's Board of Directors declared a dividend of $0.038 per share to be paid on August 10, 1998 to registered shareholders as of July 31, 1998. After the payment of the August 10th dividend, the Company will have dividend paying capacity of approximately $32.8 million.

     DEBT FACILITIES. The Company has the following recourse debt facilities:
Senior Secured Credit Agreement and Senior Secured Note Purchase Agreement.

        SENIOR SECURED CREDIT AGREEMENT. At June 30, 1998, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $149.1 million. The Senior Secured Credit Agreement contains various financial and other covenants. The Company was in compliance with all debt covenants at June 30, 1998.

        SENIOR SECURED NOTE PURCHASE AGREEMENT. The Senior Secured Note Purchase Agreement debt totaled $98.0 million as of June 30, 1998. This note is due in seven annual $14.0 million installments beginning June 27, 2000, and maturing June 27, 2006. The Senior Secured Note Purchase Agreement contains various covenants with which the Company was in compliance at June 30, 1998.

        CAPITALIZED LEASE OBLIGATIONS. At June 30, 1998, the Company had capitalized lease obligations totaling $1.1 million related to certain telephone equipment. The scheduled principal payments approximate $0.2 million per year for 1998 through 2002.

     NONRECOURSE DEBT. The Company had nonrecourse debt obligations aggregating $234.1 million at June 30, 1998. This obligation was incurred in connection with the exchange of rights to certain future revenue streams associated with the B share advance commissions.

        SHAREHOLDERS' EQUITY. In May 1998, Federated Investors was merged with and into the Company, a wholly owned subsidiary. All outstanding Class A and Class B common shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B common stock of the Company, respectively, with the same proportionate ownership and substantially similar rights. All treasury stock of Federated Investors was retired and additional paid-in-capital was transferred to the no par Class A and Class B common stock of the Company based on their relative proportionate values immediately prior to the merger.

        Also in May 1998, the Company issued an additional 2,610,000 shares of Class B common stock in an initial public offering for net proceeds of approximately $46 million in cash.

        YEAR 2000 DISCLOSURE. The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has established an enterprise-wide project to address this issue. The project includes four phases: inventory / assessment, remediation, testing and implementation. The project scope includes evaluating both internally-developed systems and external systems used by the Company, as well as the progress of key business partners. The project goal is to complete remediation and initial testing of our corporate systems by the end of 1998. Further large scale integration and external testing will continue into 1999.

        As of the end of June 1998, the Company has completed the inventory /assessment phase of its systems. The majority of remediation work is complete as well, with the remaining work on schedule. After completing initial testing, approximately half of the applications have been implemented. Currently, the Company is preparing to conduct more extensive integration and system testing both internally and with external, interfacing systems. The Company has created an isolated test environment for this purpose with testing being conducted in 1998 and continuing into 1999.

        Additionally, the Company is participating in the industry-wide testing being coordinated by the Securities Industry Association. The Company was one of a limited number of fund companies which participated in the Beta test in July 1998. The Company will also participate in the remaining phases: National Securities Clearing Corporation (NSCC) testing scheduled for October 1998, and the full industry-wide test slated for March 1999.

        Certain mission critical processing is performed for the Company by outside service providers, including the transfer agency, portfolio accounting, and custody functions. The progress of these companies in addressing Y2K issues is being monitored. Additionally, the Company has performed acceptance testing of the core transfer agent system in May and June of this year.

        The Company estimates it will cost at least $10 million to conduct its Y2K project. This amount is comprehensive and covers the scope of the Y2K project as outlined above, however is subject to change as testing continues. The total costs estimated are not considered to have a material impact on the Company's results of operations or financial position.

        It must be realized that, as with all other companies in the financial services industry, many day-to-day functions of the Company are dependent on accurate computer processing. Further, this processing is conducted by an extensive network of systems, both internal to the Company and external, with both direct and indirect interaction. The potential impact of Y2K on this scenario is extensive, but often unpredictable. Accordingly, the Company's Y2K plan includes the development of contingency plans to address its critical operations in the event of Y2K-related disruptions. Y2K contingency planning will be integrated into an update of the Company's overall contingency planning in early 1999; however no guarantee can be made that Y2K-related disruptions will not occur due to matters beyond the Company's control.

        SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors in the Company's registration statement and quarterly reports of form 10-Q on file with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.


Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company's investments are primarily in money market funds. Occasionally, the Company invests in new fluctuating net asset value mutual funds (priming) sponsored by the Company in order to provide investable cash allowing the fund to establish a yield history. The Company uses derivative financial instruments as a hedge to these investments. As of June 30, 1998, the book value of the priming investments and the derivative financial instruments were $1.3 million and $0.1 million, respectively. All of the Company's debt instruments carry fixed interest rates and therefore are not subject to market risk.

Part II, Item 2   Changes in Securities and Use of Proceeds

        On May 13, 1998, the Company's Registration Statement on Form S-1 (Registration Number 333-48405), under which the Company registered 18,733,770 shares of Class B Common Stock (including shares subject to the Underwriters' over-allotment options), became effective. On May 14, 1998, the Company filed a Registration Statement on Form S-1 (Registration Number 333-52611), in which the Company registered an additional 1,455,543 shares of Class B Common Stock (including shares subject to the Underwriters' over-allotment options) pursuant to Rule 462(b) of the Securities Act of 1933. The Company's Registration Statements are collectively referred herein to as "Registration Statements."

        The consummation of the offering of Class B Common Stock pursuant to the Company's Registration Statements occurred on May 19, 1998. Of the 17,557,226 shares of Class B Common Stock sold on that date, 14,045,780 shares were sold in the United States and Canada by the U.S. underwriters (the "U.S. Offering") and 3,511,446 shares were sold concurrently outside of the United States and Canada by the international underwriters (the "International Offering"). In the U.S. Offering, the managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, PaineWebber Incorporated, and Smith Barney Inc. In the International Offering, the managing underwriters were Merrill Lynch International, PaineWebber International (U.K.) Ltd., and Smith Barney Inc. The Underwriters' 30 day over-allotment options with respect to 2,632,087 shares of Class B Common Stock expired on June 12, 1998.

        Pursuant to the Registration Statements, the Company completed the sale of 2,610,000 shares of Class B Common Stock on May 19, 1998 for an aggregate offering price of $49,590,000, before taking into account underwriting discounts and offering expenses. The balance of the shares, or 14,947,226 shares, were sold by certain selling shareholders (the "Selling Shareholders") for an aggregate offering price of $283,997,294.

        The amount of expenses incurred by the Company and the Selling Shareholders in connection with the issuance and distribution of the Class B Common Stock (excluding any shares subject to the Underwriters' exercise of their over-allotment options) is set forth below:

                                    Expenses                     AMOUNT
            Underwriting Discounts and Commissions               $19,137,376
            Finders' Fees                                        0
            Expenses Paid to or for Underwriters                 0
            Other Expenses (principally legal, accounting,
               printing, listing, and insurance fees)            2,300,000 *
                                                                 --------------
                 TOTAL                                           $21,437,376
                                                                 ===========

        *Based on a reasonable estimate of the amount of expenses incurred.
         None of these expenses were paid directly or indirectly to directors or officers of the Company or its associates, nor were they paid to affiliates of the Company or persons owning ten (10) percent or more of the Company's equity securities.

        Of these total expenses, the Selling Shareholders paid $17,973,876 and the Company paid $3,463,500.

        The net offering proceeds to the Company from the sale of 2,610,000 shares of Class B Common Stock, after deducting the total expenses set forth above, were $46,126,500 which have been temporarily invested in a money market account for later use by the Company for working capital and other general corporate purposes.

Part II, Item 6   Exhibits and Reports on Form 8-K

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

     Exhibit 10.1. Material Contracts - Amendment No. 4 to Credit Agreement, dated as of May 11, 1998, by and among Federated Investors, Inc. and the Banks set forth therein and PNC Bank, National Association

     Exhibit 10.2. Material Contracts - Amendment No. 5 to Credit Agreement, dated as of July 17, 1998, by and among Federated Investors, Inc. and the Banks set forth therein and PNC Bank, National Association

     Exhibit 10.3. Material Contracts - Federated Investors, Inc. Employee Stock Purchase Plan, effective as of July 1, 1998

     Exhibit 27. Financial Data Schedule



      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FEDERATED INVESTORS, INC.
                                        (Registrant)

        Date   AUGUST 14, 1998          By:   /S/   J. CHRISTOPHER DONAHUE
             --------------------------         -------------------------------
                                         J. Christopher Donahue
                                         President and
                                         Chief Executive Officer


        Date   AUGUST 14, 1998         By:   /S/  THOMAS R. DONAHUE
             --------------------------         -------------------------
                                         Thomas R. Donahue
                                         Chief Financial Officer and
                                         Principal Accounting Officer