Form 10-Q
period 1998-09-30
FEDERATED INVESTORS INC /PA/
filed 1998-11-12
CIK 1056288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            SEPTEMBER 30, 1998
                                    ------------------------------

                                   OR

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of September 30, 1998, the Registrant had outstanding 6,000 shares of Class A Common Stock and 86,288,250 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q
                      For the Three Months and Nine Months
                            Ended September 30, 1998



                                      Index

                                    PAGE NO.

Part I.           Financial Information

      Item 1.     Financial Statements

            Consolidated Balance Sheets at
            September 30, 1998 and December 31, 1997                       3

            Consolidated Statements of Income
            for the Three Months and Nine Months Ended
            September 30, 1998 and 1997                                    4

            Consolidated Statements of Cash
            Flows for the Nine Months Ended
            September 30, 1998 and 1997                                    5

            Notes to Consolidated Financial Statements                     6

      Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

      Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                   18


Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K        18
            (b)    Reports on Form 8-K                                   18

Signatures                                                               19

FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Share Data)
                                                             SEPTEMBER 30,      DECEMBER 31,
                                                             1998               1997
                                                             ---------------    --------------


Current Assets:
   Cash and cash equivalents                            $                   $
                                                             168,035            22,912
   Marketable securities
                                                             6,095              8,945
   Receivables, net of reserve of $3,020 and $3,266,
respectively                                                 30,468             27,478
   Accrued revenues
                                                             4,015              4,600
   Prepaid expenses
                                                             2,132              2,853
   Income taxes receivable
                                                             -                  7,519
   Other current assets
                                                             2,214              1,805
                                                             ---------------    --------------

               Total Current Assets
                                                             212,959            76,112
                                                             ---------------    --------------

Long-Term Assets:
   Customer relationships, net of accumulated
amortization of $36,534 and $26,907, respectively            20,771             30,398
   Goodwill, net of accumulated amortization of
$13,198 and $11,512, respectively                            35,669             37,356
   Other intangible assets, net
                                                             110                126
   Deferred sales commissions, net
                                                             241,764            164,623
   Property and equipment, net
                                                             20,925             22,163
   Other long-term assets
                                                             4,960              6,378
                                                             ---------------    --------------

               Total Long-Term Assets
                                                             324,199            261,044
                                                             ---------------    --------------

                    Total Assets                        $                   $
                                                             537,158            337,156
                                                             ===============    ==============

Current Liabilities:
   Cash overdraft                                       $                   $
                                                             6,975              7,680
   Current portion of long-term debt - Recourse
                                                             249                280
   Accrued expenses
                                                             49,672             34,939
   Accounts payable
                                                             23,909             18,634
   Income taxes payable
                                                             4,697              -
   Other current liabilities
                                                             2,569              2,520
                                                             ---------------    --------------

               Total Current Liabilities
                                                             88,071             64,053
                                                             ---------------    --------------

Long-Term Liabilities:
   Long-term debt - Recourse
                                                             98,773             98,950
   Long-term debt - Nonrecourse
                                                             256,437            185,388
   Deferred tax liability, net
                                                             25,820             26,546
   Other long-term liabilities
                                                             2,790              2,863
                                                             ---------------    --------------

               Total Long-Term Liabilities
                                                             383,820            313,747
                                                             ---------------    --------------

                    Total Liabilities
                                                             471,891            377,800
                                                             ---------------    --------------

Minority Interest
                                                             476                466
                                                             ---------------    --------------

Shareholders' Equity :
   Common Stock :
      Class A, no par value, 20,000 shares
       authorized, 6,000 and 0 shares issued and
outstanding, respectively                                    189                -
      Class B, no par value, 900,000,000 shares
       authorized, 86,337,000 and 0 shares issued,
respectively                                                 75,268             -
      Class A, $1.00 stated value, 99,000 shares
       authorized, 0 and 6,000 shares issued and
outstanding, respectively                                    -                  6
      Class B, $.01 stated value, 149,700,000 shares
authorized,
        0 and 90,093,758 shares issued, respectively
                                                             -                  901
   Additional paid-in capital
                                                             -                  28,574
   (Accumulated deficit) retained earnings
                                                             (8,999)            55,139
   Treasury stock, at cost, 48,750 and 6,666,758
    shares Class B Common Stock, respectively                (8)                (123,373)
   Employee restricted stock plan
                                                             (1,657)            (2,266)
   Accumulated other comprehensive income
                                                             (2)                (91)
                                                             ---------------    --------------

               Total Shareholders' Equity
                                                             64,791             (41,110)
                                                             ---------------    --------------

                    Total Liabilities, Minority         $                   $
Interest, and Shareholders' Equity                           537,158            337,156
                                                             ===============    ==============



     December 31, 1997 share amounts have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)


FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME            THREE MONTHS ENDED         NINE MONTHS ENDED
(Dollars In Thousands Except Per Share       SEPTEMBER 30,              SEPTEMBER 30,
Data)
                                             ---------------------      ---------------------
                                             1998        1997           1998          1997
                                             -------     ---------      ---------     -------

Revenue:
     Investment advisory fees,            $         $             $     196,389  $    154,905
net-Federated Funds                          69,621      56,504
     Investment advisory fees, net-Other                                5,485         3,964
                                             1,834       1,638
     Administrative service fees,                                       53,682        44,249
net-Federated Funds                          18,723      15,673
     Administrative service fees,                                       15,319        17,853
net-Other                                    4,988       6,210
     Other service fees, net-Federated                                  73,577        47,673
Funds                                        25,934      18,745
     Other service fees, net-Other                                      21,652        15,209
                                             7,108       5,263
     Commission income-Federated Funds                                  3,140         1,824
                                             998         751
     Interest and dividends                                             6,079         2,024
                                             2,520       721
     Marketable securities (losses) gains                               (169)         8
                                             (210)       16
     Other income                                                       6,723         3,936
                                             1,552       1,039
                                             -------     ---------
                                                                        ---------     -------
          Total Revenue
                                             133,068     106,560        381,877       291,645
                                             -------     ---------      ---------     -------

Operating Expenses:
     Compensation and related                                           111,664       102,407
                                             36,863      35,606
     Amortization of deferred sales                                     22,926        16,068
commissions                                  8,219       6,162
     Office and occupancy                                               20,588        18,723
                                             6,665       6,120
     Systems and communications                                         19,423        20,094
                                             6,331       6,652
     Advertising and promotional                                        33,619        25,641
                                             12,680      8,618
     Travel and related                                                 9,841         10,934
                                             3,155       3,654
     Other                                                              21,924        12,448
                                             7,886       3,817
     Amortization of intangible assets                                  11,331        9,939
                                             3,777       3,761
                                             -------     ---------
                                             -------     ---------      ---------     -------
          Total Operating Expenses
                                             85,576      74,390         251,316       216,254
                                             -------     ---------      ---------     -------

Operating income
                                             47,492      32,170         130,561       75,391
                                             -------     ---------      ---------     -------
Nonoperating Expenses:
     Interest expense                                                   18,690        14,453
                                             6,729       4,781
     Other debt expense                                                 1,400         754
                                             448         245
                                             -------     ---------
                                                                        ---------     -------
          Total Nonoperating Expenses
                                             7,177       5,026          20,090        15,207
                                             -------     ---------      ---------     -------


Income before minority interest and
income taxes                                 40,315      27,144         110,471       60,184

Minority interest                                                       6,485         5,610
                                             2,277       1,928
                                             -------     ---------      ---------     -------

Income before income taxes
                                             38,038      25,216         103,986       54,574

Income tax provision                                                    38,467        20,631
                                             14,428      9,207
                                             -------     ---------      ---------     -------

Net income                                $         $             $              $
                                             23,610      16,009         65,519        33,943
                                             =======     =========      =========     =======



Earnings per common share:

     Basic                                $  0.28   $    0.19     $     0.78     $    0.41
                                             =======     =========      =========     =======

     Diluted                              $  0.27   $    0.19     $     0.76     $    0.41
                                             =======     =========      =========     =======

Cash dividends declared and paid per      $  0.038  $    -        $     0.097    $    -
common share                                 =======     =========      =========     =======




   Per share amounts for 1997 have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)

FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                        NINE MONTHS ENDED
(Dollars in Thousands)                                       SEPTEMBER 30,
                                                             -------------------
                                                             1998        1997
-------------------------------------------------------      --------    -------


Operating Activities:
   Net income                                          $     65,519  $   33,943
   Adjustments to reconcile net income to net cash
provided by
     operating activities:
     Amortization of intangible assets                       11,331      9,939
     Depreciation and other amortization                     4,915       6,455
     Amortization of deferred sales commissions              22,926      16,068
     Minority interest                                       6,485       5,610
     Disposal of property and equipment                      (59)        (15)
     Amortization of employee restricted stock and           804         422
other compensation plans
     (Benefit) provision for deferred income taxes           (776)       19,122
     Net realized loss (gain) on sale of marketable          169         (8)
securities
     Foreign currency translation                            (17)        3
     Deferred sales commissions                              (116,797)   (79,859)
     Contingent deferred sales charges received              16,730      8,818
     Other changes in assets and liabilities:
       Increase in receivables, net                          (2,990)     (3,204)
       Decrease (increase) in accrued revenues               585         (65)
       Decrease (increase) in prepaid expenses and           312         (452)
other current assets
       Decrease in other long-term assets                    1,418       1,247
       Increase in accounts payable and accrued              20,008      7,697
expenses
       Increase in income taxes payable                      12,226      1,200
       Decrease in other current liabilities                 (201)       (7,968)
       (Decrease) increase in other long-term                (74)        926
liabilities
                                                             --------    -------

Net Cash Provided by Operating Activities                    42,514      19,879
                                                             --------    -------

Investing Activities:
   Proceeds from sale of property and equipment                          5
                                                             -
   Additions to property and equipment                       (3,618)     (1,379)
   Cash paid for acquisitions                                (456)       (14,297)
   Purchases of marketable securities                        (6,155)     (22,786)
   Proceeds from redemptions of marketable securities        8,992       26,044
                                                             --------    -------

     Net Cash Used by Investing Activities                   (1,237)     (12,413)
                                                             --------    -------

Financing Activities:
   Distributions to minority interest                        (6,475)     (6,096)
   Dividends paid                                            (8,201)
                                                                         -
   Issuance of common stock/stock options                    47,689      25
   Purchase of treasury stock                                            (77)
                                                             (8)
   Proceeds from new borrowings - Recourse                               26,324
                                                             -
   Proceeds from new borrowings - Nonrecourse                111,026
                                                                         -
   Payments on debt - Recourse                               (208)       (28,894)
   Payments on debt - Nonrecourse                            (39,977)
                                                                         -
                                                             --------    -------

     Net Cash Provided (Used) by Financing Activities        103,846     (8,718)
                                                             --------    -------

Net Increase (Decrease) In Cash and Cash Equivalents         145,123     (1,252)
Cash and Cash Equivalents, Beginning of Period               22,912      6,561
                                                             --------    -------

Cash and Cash Equivalents, End of Period               $     168,035 $   5,309
                                                             ========    =======



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

    (b)     COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income was $23.7 million and $16.1 million for the three month periods ended September 30, 1998 and 1997, respectively and $65.6 million and $34.1 million for the nine month periods ended September 30, 1998 and 1997, respectively.

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

        The following tables summarize the changes in both the deferred sales commissions and nonrecourse debt related to this agreement:

                                                                     Nine Months Ended
                               SEPTEMBER 30, 1998
                                 (In Thousands)
        Deferred Sales Commissions:
            Deferred B share sales commissions at December 31, 1997     $162,398
            Payments to brokers/dealers                                  112,890
            CDSC fees collected                                          (16,080)
            Amortization                                                 (20,676)
                                                                  --------------

            Deferred B share sales commissions at September 30, 1998    $238,532
                                                                        ========

        Nonrecourse Debt:
            Nonrecourse debt at December 31, 1997                       $185,388
            Additional financings                                        111,026
            Payments of nonrecourse debt                                (39,977)
                                                                  --------------

            Nonrecourse debt at September 30, 1998                      $256,437
                                                                      ==========

        The nonrecourse debt had a weighted average interest rate of 7.63% at September 30, 1998.


(3)   Long-Term Debt
      The Company's long-term debt consisted of the following:

                                               September    December
                                                  30,          31,
                                                  1998        1997
                                              -----------  ----------
                                                   (In Thousands)
    Recourse Debt:
        Senior Secured Note Purchase Agreement  $98,000     $98,000
        Capitalized Leases................        1,022       1,230
                                          -------------------------
              Total Recourse Debt.........      99,022      99,230
       Less Current Portion...............         249         280
                                          -------------------------
       Total Long-Term Debt - Recourse....$     98,773  $    98,950
                                          ============  ===========

    Nonrecourse Debt...................... $   256,437  $  185,388
                                           ===========  ==========

                            FEDERATED INVESTORS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



 (4)   Common Stock

      (a)    Initial Public Offering and Subsequent Merger

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

        As a condition precedent to the merger described above, the Company issued an additional 2,610,000 shares of Class B common stock in an initial public offering for net proceeds of approximately $46 million in cash. At September 30, 1998, 6,000 and 86,228,250 shares of Class A and Class B Common Stock were outstanding, respectively.

      (b)  Dividends

        A one for one stock dividend was paid on April 15, 1998 to stockholders of record on March 17, 1998. Also, a one for two stock dividend was paid on April 30, 1998 to stockholders of record on April 21, 1998. The 1997 per share amounts have been restated to reflect the affect of the stock dividends.

        The Company's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any net loss) during the period from January 1, 1998 to and including the date of payment. The Senior Secured Note Purchase Agreement allows dividends to an amount of $5 million plus 50% of any net income (less 100% of any net loss) during the period from January 1, 1996 to and including the date of payment. Cash dividends of $0.0208, $0.038 and $0.038 per share or approximately $1.7 million, $3.2 million and $3.3 million were paid in the first, second and third quarters of 1998, respectively, to holders of common shares. Additionally, on October 15, 1998, the Board of Directors of the Company declared a dividend of $0.038 per share to be paid on November 13, 1998 to shareholders of record as of October 30, 1998. After the payment of the dividend on November 13, 1998, the Company, given current debt covenants, has the ability to pay dividends of approximately $41.3 million.

      (c)  Employee Stock Purchase Plan

        In July 1998, the Company established an Employee Stock Purchase Plan which allows for employees to purchase a maximum of 500,000 shares of Class B Common Stock. The shares under the plan may be newly issued or may be shares purchased by the Company on the open market.

                            FEDERATED INVESTORS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued







(5) Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                          ---------------------  ----------------------
                                            1998        1997       1998        1997
                                          ----------  ---------  ----------  ----------
                                             (In Thousands, Except Per Share Data)
Numerator:
     Net income                         $
                                             23,610 $   16,009 $    65,519 $    33,943
                                          ==========  =========  ==========  ==========

Denominator:
     Basic weighted-average common
     shares outstanding                      85,183     82,275      83,850      82,263

     Dilutive potential common
     shares from stock based
     compensation                             2,512        881       2,380       1,029
                                          ----------  ---------  ----------  ----------
     Diluted weighted-average common
     shares outstanding                      87,695     83,156      86,230      83,292
                                          ==========  =========  ==========  ==========

     Earnings per Basic common share    $      0.28 $     0.19 $      0.78 $      0.41
                                          ==========  =========  ==========  ==========

     Earnings per Diluted common        $      0.27 $     0.19 $      0.76 $      0.41
     share
                                          ==========  =========  ==========  ==========



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  HIGHLIGHTS


                                               Three Months        Nine Months Ended
                                                  Ended
SELECTED OPERATING DATA (IN THOUSANDS,        September 30,          September 30,
EXCEPT PER SHARE DATA)
                                            -------------------    -------------------
                                              1998      1997         1998      1997
                                            ---------  --------    ---------  --------
                                         $           $           $         $
Total Revenue.............................  133,068   106,560      381,877   291,645
Operating Expenses.......................... 85,576    74,390      251,316   216,254
                                            ---------  --------    ---------  --------
Operating Income.............................47,492    32,170      130,561    75,391
Nonoperating Expenses and Minority
Interest..........................            9,454     6,954       26,575    20,817
                                            ---------  --------    ---------  --------
Income Before Income Taxes...................38,038    25,216      103,986    54,574
Income Tax Provision.........................14,428     9,207       38,467    20,631
                                            ---------  --------    ---------  --------
Net Income................................  $23,610   $16,009      $65,519   $33,943
                                            =========  ========    =========  ========

Operating Margin Percentage                    35.7%     30.2%        34.2%     25.9%

Earnings per Basic Common                 $     0.28 $    0.19   $     0.78 $    0.41
Share......................................
Earnings per Diluted Common Share         $     0.27 $    0.19   $     0.76 $    0.41



MANAGED AND ADMINISTERED
ASSETS (IN MILLIONS)                          September 30,           %
                                            -------------------
                                              1998      1997        Change
                                            ---------  --------    ---------

Money Market Funds......................... $71,228     $58,235     22.3%
Fixed Income Funds.........................  16,089      14,718      9.3%
Equity Funds...............................  13,267      11,173      18.7%
Separate Accounts..........................   2,323       1,831      26.9%
                                            ---------  --------
          Total Managed                   $ 102,907     $85,957      19.7%
          Assets...................         =========  ========

          Total Administered Assets.......  $54,574     $44,876     21.6%
                                            =========  ========



AVERAGE MANAGED AND             Three Months Ended            Nine Months Ended
ADMINISTERED ASSETS
(IN MILLIONS)                     September 30,      %         September 30,       %
                                --------------------         ---------------------
                                  1998       1997   Change     1998        1997   Change
                                ---------  ---------------   ----------  ---------------

Money Market Funds.............$..69,864 $   56,458   23.7%  $ 66,711 $   53,857     23.9%
Fixed Income Funds................15,931     14,531    9.6%    15,708     14,212     10.5%
Equity Funds......................13,918     10,557   31.8%    13,560      9,138     48.4%
Separate Accounts..................2,300      1,779   29.3%     2,309      1,822     26.7%
                                                                         =========
        Total Average Managed  $ 102,013 $   83,325   22.4%   $98,288 $   79,029      24.4%
        Assets
                                =========  =========         ==========  =========

        Total Average          $  54,772 $   43,989   24.5%  $ 53,043 $   41,520      27.8%
        Administered Assets     =========  =========         ==========  =========





COMPONENTS OF CHANGES IN EQUITY AND FIXED INCOME FUND
MANAGED ASSETS (IN MILLIONS)

                                  Three Months Ended      Nine Months Ended
                                   September 30,            September 30,
                                  --------------------  ------------------
EQUITY FUNDS                         1998       1997      1998      1997
------------
                                  ---------  ---------  --------  --------
          Beginning Assets........$  14,561 $    9,795 $  11,710 $   7,594
                                  ---------  ---------  --------  --------
             Sales..................  1,193      1,092     3,986     2,897
             Redemptions............. (932)      (546)   (2,274)   (1,644)
                                  ---------  ---------  --------  --------
             Net Sales..................261        546     1,712     1,253
             Net Exchanges...........     -         52      (18)       116
             Acquisition
             Related.................     -          -         -       353
             Other*................ (1,555)        780     (137)     1,857
                                  ---------  ---------  --------  --------
          Ending Assets...........$  13,267 $   11,173 $  13,267 $  11,173
                                  =========  =========  ========  ========


FIXED INCOME FUNDS
          Beginning Assets........$ 15,816 $   14,286 $  15,067 $  14,109
                                  --------  ---------  --------  --------
             Sales................   1,525      1,134     4,506     3,329
             Redemptions........... (1,265)    (1,073)   (3,466)   (3,364)
                                  ---------  ---------  --------  --------
             Net Sales(Redemptions).   260         61     1,040      (35)
             Net Exchanges............  14          1     (243)      (52)
             Acquisition Related....     -          -         -       175
             Other*..................  (1)        370       225       521
                                  ---------  ---------  --------  --------
          Ending Assets...........$  16,089 $   14,718 $  16,089 $  14,718
                                  =========  =========  ========  ========



* Primarily reinvested dividends and distributions, net investment income and changes in the value of securities held by the funds.




  RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1997

        In preparing the discussion and analysis below, Federated Investors, Inc. (the "Company") has presumed that the readers of the interim financial information have read or have access to the Company's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997.

        NET INCOME. Net income for the three months ended September 30, 1998 was $23.6 million, or $0.27 per diluted share, a 47.5% and 42.1% increase, respectively, over the same period in 1997. Revenue growth of 24.9% from higher levels of average managed and administered assets and improvements in operating margins from 30.2% to 35.7% were the primary reasons for improved financial performance. The higher levels of average managed and administered assets occured despite the recent volatility in the stock market.

        REVENUE. The Company's consolidated revenue increased $26.5 million, or 24.9% to $133.1 million for the quarter ended September 30, 1998 from $106.6 million for the same period in 1997. Approximately $23.8 million, or 89.8% of this increase in revenues is due to higher levels of managed assets. Average managed assets increased 22.4% from $83.3 billion for the third quarter of 1997 to $102.0 billion for the third quarter of 1998, including increases of 31.8%, 23.7%, 9.6%, and 29.3% in equity funds, money market funds, fixed income funds, and separate accounts, respectively. Average managed equity assets, however, declined by 2.0% in the third quarter as compared to the second quarter of 1998, as declines in market values of equity fund assets more than offset net sales of their shares during the period. Average managed and administered money market assets, meanwhile, increased 6.8% in the third quarter as compared to the second quarter of 1998. Service related revenues from sources other than managed and administered assets increased by approximately $0.6 million due primarily to increased revenues within the Company's clearing and retirement plan recordkeeping services. Interest and dividends increased by $1.8 million as a result of higher levels of invested cash resulting from the B share advanced commission financing programs, net proceeds from the Company's initial public offering, and higher levels of cash generated from operations.

        Recently, the Company has received notice from certain clients for which it provides administrative services that those clients will end their service arrangements in the fourth quarter of 1998. Collectively, these clients had administered assets of $28.5 billion as of September 30, 1998 and represented approximately 1.4% of total revenue for the quarter ended September 30, 1998. The Company expects to receive termination payments of approximately $3.5 million for the cessation of these arrangements.

        OPERATING EXPENSES. Total operating expenses increased from $74.4 million for the third quarter of 1997 to $85.6 million for the third quarter of 1998, an increase of $11.2 million or 15.0%. Expense management continues to be a major focus for the Company. As a result, expense growth has been contained at levels substantially below the 24.9% increase in revenues and accordingly, operating margins have improved to 35.7% for the quarter ended September 30, 1998 from 30.2% for the same period in 1997.

        Compensation and related expenses increased $1.3 million or 3.5% from $35.6 million for the quarter ended September 30, 1997 to $36.9 million for the quarter ended September 30, 1998. The increase was mainly attributed to staff growth experienced within investment research and certain service areas, as well as an increase in variable based compensation and was partially offset by reductions resulting from the outsourcing of the portfolio accounting function.

        Amortization of deferred sales commissions increased from $6.2 million for the third quarter of 1997 to $8.2 million for the same period of 1998, an increase of $2.0 million or 33.4%. This increase was due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require the Company to advance a commission to the broker/dealers.

        Office and occupancy expenses increased from $6.1 million in the third quarter of 1997 to $6.7 million for the same period in 1998, an increase of $0.6 million or 8.9%. The increase is primarily attributable to increased rent expense for leased space.

        Advertising and promotional expenses increased from $8.6 million for the quarter ended September 30, 1997 to $12.7 million for the quarter ended September 30, 1998, an increase of $4.1 million or 47.1%, primarily as a result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds, as well as increased spending in advertising and promotional expense to further build company name and brand awareness.

        Travel and related expenses declined $0.5 million or 13.7%, from $3.7 million in the third quarter of 1997 to $3.2 million for the same period of 1998 as a result of continued expense management.

        Other expenses increased $4.1 million or 106.6% from $3.8 million for the quarter ended September 30, 1997 to $7.9 million for the quarter ended September 30, 1998. This increase is predominantly attributable to fees paid to third parties for portfolio accounting services which were performed internally throughout most of 1997.

        NONOPERATING EXPENSES. Nonoperating expenses increased by $2.2 million, or 42.8%, to $7.2 million for the three months ended September 30, 1998 as compared to $5.0 million for the three months ended September 30, 1997. This increase is attributable to the interest and other debt related expenses recognized relative to nonrecourse debt incurred for the securitization of certain B share fund assets.

        MINORITY INTEREST. The minority interest increased from $1.9 million for the third quarter of 1997 to $2.3 million for the third quarter of 1998, an increase of $0.4 million or 18.1%. This increase is a result of higher net income being recorded for the subsidiary for which the Company acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of the funds which the subsidiary advises.

        INCOME TAXES. The income tax provision for the quarter ended September 30, 1998 was $14.4 million as compared to $9.2 million for the third quarter of 1997, an increase of $5.2 million or 56.7%. This increase was due primarily to the increase in the level of income before income taxes from $25.2 million for the three months ended September 30, 1997 to $38.0 million for the three months ended September 30, 1998, an increase of 50.9%.

 RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

        NET INCOME. Net income for the first nine months ending September 30, 1998 was $65.5 million, or $0.76 per diluted share, a 93.0% and 85.4% increase, respectively, over the same period in 1997. Revenue growth of 30.9% from higher levels of average managed and administered assets and improvements in operating margins from 25.9% to 34.2% were the primary reasons for improved financial performance.

        REVENUE. The Company's consolidated revenue increased $90.3 million, or 30.9% to $381.9 million for the nine month period ended September 30, 1998 from $291.6 million for the same period in 1997. Approximately $79.7 million, or 88.3% of this increase is due to revenues derived from managed assets. Average managed assets increased 24.4% from $79.0 billion for the first nine months of 1997 to $98.3 billion for the same period in 1998, including increases of 48.4%, 23.9%, 10.5%, and 26.7% in equity funds, money market funds, fixed income funds, and separate accounts, respectively. Service related revenues from other sources other than managed and administered assets increased by approximately $3.9 million due primarily to an increase in average administered assets and increased revenues within the Company's clearing and retirement plan recordkeeping services. Average administered assets increased $11.5 billion or 27.8% from $41.5 billion for the first three quarters of 1997 to $53.0 billion for the same period in 1998. Interest and dividends increased by $4.1 million as a result of higher levels of invested cash from the B share advanced commission financing programs, net proceeds from the initial public offering, and higher levels of cash generated from operations. Other income improved $2.8 million due primarily to a servicing contract buyout by a bank-sponsored mutual fund complex resulting in a payment of $2.5 million in the first quarter of 1998. This servicing contract accounted for approximately 0.4% of administrative and other service fee revenue.

        OPERATING EXPENSES. Total operating expenses increased from $216.3 million for the nine month period ended September 30, 1997 to $251.3 million for the same period in 1998, an increase of $35.0 million or 16.2%.

        Compensation and related expenses increased $9.3 million or 9.0% from $102.4 million for the first three quarters of 1997 to $111.7 million for the first three quarters of 1998. The increase was mainly attributed to staff growth experienced within investment research and certain service areas, related increases in payroll taxes and retirement plan expenses, as well as an increase in variable based compensation. The increase was partially offset by reductions resulting from the outsourcing of the portfolio accounting function.

        Amortization of deferred sales commissions increased from $16.1 million for the nine month period ended September 30, 1997 to $22.9 million for the same period of 1998, an increase of $6.8 million or 42.7%. This increase was due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require the Company to advance a commission to the broker/dealers.

        Office and occupancy expenses increased from $18.7 million for the first nine months of 1997 to $20.6 million for the same period in 1998, an increase of $1.9 million or 10.0%. The increase is primarily attributable to increased rent expense for leased space.

        Advertising and promotional expenses increased from $25.6 million for the nine month period ended September 30, 1997 to $33.6 million for the nine month period ended September 30, 1998, an increase of $8.0 million or 31.1%, primarily as a result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds, as well as increased spending in advertising and promotional expense to further build company name and brand awareness.

        Travel and related expenses declined $1.1 million, or 10.0%, from $10.9 million in the first three quarters of 1997 to $9.8 million for the same period of 1998 as a result of continued expense management.

        Other expenses increased $9.5 million or 76.1% from $12.4 million for the nine month period ended September 30, 1997 to $21.9 million for the nine month period ended September 30, 1998. This increase is primarily attributable to fees paid to third parties for portfolio accounting services which were performed internally throughout most of 1997. This increase was partially offset by reductions in consulting expenses as well as reduced bad debt expense as a result of improved collections of various receivables.

        Amortization of intangible assets increased by $1.4 million, or 14.0% from $9.9 million for the nine months ended September 30, 1997 to $11.3 million for the nine months ended September 30, 1998. The increase in the amortization of intangible assets occurred as a result of an acquisition in the second quarter of 1997.

        NONOPERATING EXPENSES. Nonoperating expenses increased by $4.9 million, or 32.1% to $20.1 million for the nine months ended September 30, 1998 as compared to $15.2 million for the nine months ended September 30, 1997. This increase is attributable to the interest and other debt related expenses recognized relative to nonrecourse debt incurred for the securitization of certain B share fund assets.

        MINORITY INTEREST. The minority interest increased $0.9 million, or 15.6% from $5.6 million for the first three quarters of 1997 to $6.5 million for the first three quarters of 1998 as a result of higher net income being recorded for the subsidiary for which the Company acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of the funds which the subsidiary advises.

        INCOME TAXES. The income tax provision for the nine month period ended September 30, 1998 was $38.5 million as compared to $20.6 million for the same period in 1997, an increase of $17.9 million or 86.5%. This increase was due primarily to the increase in the level of income before income taxes from $54.6 million for the nine months ended September 30, 1997 to $104.0 million for the nine months ended September 30, 1998, an increase of 90.5%.


  DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT

        Certain subsidiaries of the Company pay commissions to broker/dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, the Company retains certain distribution and servicing fees from the mutual fund over the outstanding life of such shares. These fees consist of 12b-1, shareholder service and contingent deferred sales charge (CDSC) fees. Both 12b-1 and shareholder service fees are calculated as a percentage of average managed assets associated with the related classes of shares. If shares are redeemed before the end of a specified holding period as outlined in the related mutual fund prospectus, the mutual fund shareholder is normally required to pay the Company a CDSC fee based on a percentage of the lower of the current market value or the original cost basis of the redeemed shares, such percentage diminishing over a recovery schedule not to exceed six years.

        For non-B share related sales the up front commissions the Company pays to broker/dealers are capitalized and recorded as deferred sales commissions and are amortized over the estimated benefit period not to exceed CDSC periods. The 12b-1 and shareholder service fees are recognized in the income statement over the life of the mutual fund class share. Any CDSC fees collected are used to reduce deferred sales commissions.

        In the fourth quarter of 1997, the Company entered into an agreement to sell certain of the future fee revenue associated with its existing B shares deferred sales commissions. This agreement also provided for the Company to sell, on a regular basis, the rights associated with such future revenue streams during a three year contract period. For accounting purposes these agreements have been accounted for as financings and nonrecourse debt was recorded. The Consolidated Statements of Income reflect 12b-1 and shareholder service fees which are included in Other Service Fees, net - Federated Funds as well as interest expense associated with the nonrecourse debt and amortization of deferred sales commissions.

        In the first nine months of 1998, pursuant to the terms of the agreement, the Company received $111.4 million in cash in exchange for the rights to certain future revenue streams associated with B share advanced commissions with a book value of $108.8 million. As of September 30, 1998 the Company had $256.4 million of nonrecourse debt and $238.5 million in book value of deferred sales commission assets related to the B shares.


  CAPITAL RESOURCES AND LIQUIDITY

        CASH FLOW.Cash provided by operating activities totaled $42.5 million for the first three quarters of 1998. The cash flow from operating activities is primarily utilized for the purchase of equipment, dividend payments, distributions to the minority interest, as well as payments on long term debt.

        The deferred sales commissions paid to broker/dealers on certain shares of funds totaled $116.8 million for the first nine months of 1998. Also, in the first nine months of 1998, the Company exchanged for $111.4 million the rights to certain future revenue streams associated with the class B share advance commission assets with a book value of $108.8 million.

        CAPITAL EXPENDITURES. Capital expenditures totaled $3.6 million for the first nine months of 1998, with $2.0 million of capital expenditures incurred in the third quarter of 1998. Capital expenditures are not expected to exceed $10 million in 1998, exclusive of Year 2000 related project costs described below.

        DIVIDENDS.The Board of Directors of the Company adopted a policy to declare and pay cash dividends on a quarterly basis. In July 1998, the Company amended the Senior Secured Credit Agreement in order to allow additional dividends. Dividends of $0.0208, $0.038 and $0.038 per share were paid on January 31, 1998, April 30, 1998 and August 10, 1998, respectively. The Company's Board of Directors declared a dividend of $0.038 per share to be paid on November 13, 1998 to registered shareholders as of October 30, 1998. After the payment of the dividend on November 13, 1998, the Company, given current debt covenants, has the ability to pay dividends of approximately $41.3 million.

        DEBT FACILITIES. The Company has the following recourse debt facilities: Senior Secured Credit Agreement and Senior Secured Note Purchase Agreement.

        SENIOR SECURED CREDIT AGREEMENT. At September 30, 1998, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $149.1 million. The Senior Secured Credit Agreement contains various financial and other covenants. The Company was in compliance with all debt covenants at September 30, 1998.

        SENIOR SECURED NOTE PURCHASE AGREEMENT. The Senior Secured Note Purchase Agreement debt totaled $98.0 million as of September 30, 1998. This note is due in seven annual $14.0 million installments beginning June 27, 2000, and maturing June 27, 2006. The Senior Secured Note Purchase Agreement contains various covenants with which the Company was in compliance at September 30, 1998.

        CAPITALIZED LEASE OBLIGATIONS. At September 30, 1998, the Company had capitalized lease obligations totaling $1.0 million related to certain telephone equipment. The scheduled principal payments approximate $0.2 million per year for 1998 through 2002.

     NONRECOURSE DEBT. The Company had nonrecourse debt obligations aggregating $256.4 million at September 30, 1998. This obligation was incurred in connection with the exchange of rights to certain future revenue streams associated with the B share advance commissions.



        SHAREHOLDERS' EQUITY. In May 1998, Federated Investors was merged with and into the Company, its wholly owned subsidiary. All outstanding Class A and Class B common shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B common stock of the Company, respectively, with the same proportionate ownership and substantially similar rights. All treasury stock of Federated Investors was retired and additional paid-in-capital was transferred to the no par Class A and Class B common stock of the Company based on their relative proportionate values immediately prior to the merger.

        Also in May 1998, the Company issued an additional 2,610,000 shares of Class B common stock in an initial public offering for net proceeds of approximately $46 million in cash.

        YEAR 2000 DISCLOSURE: Many existing information technology ("IT") products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or when attempting to recognize the year 2000 as a leap year. These potential problems are collectively referred to as the "Year 2000" problem, or "Y2K". Also, the occurrence of such problems may take place before the year 2000 if a computer system utilizes future dates during its processing.

        THE COMPANY'S STATE OF READINESS: Computer processing is critical to the Company's business operations and the Y2K issue poses a significant potential risk to operations. Therefore, the Company has established an enterprise-wide project to address this issue. The project includes four phases: inventory / assessment which includes the identification of all components of the Company's computing environment and the assessment of Y2K issues for these components; remediation of the Y2K issues identified in the inventory / assessment phase; testing to ensure that remediation was successful; and implementation of the modified systems.

        The project scope has been divided into four segments which comprise our computing environment. These are: Systems developed internally by the Company's IT division - this constitutes the majority of the Company's Y2K efforts Mission-critical processing provided by the funds' service providers Other critical aspects of systems and operations within the business units, including both commercially available computer applications and the progress of key business partners
          Embedded systems - for the Company's operations, embedded systems mainly consist of building systems and office equipment

        The Company's goal for addressing internally-developed systems is to complete remediation and initial testing by the end of 1998. Further large scale integration and external testing will continue into 1999. The Company expects the funds' service providers to also become compliant by the end of 1998. Regarding critical systems used within the Company's various business units and embedded systems, the Company plans to complete assessment, remediation, and testing by mid-1999.

        As of the end of September 1998, the Company has completed the inventory / assessment of its internally-developed systems. Over 90% of remediation work is complete as well, with the remaining work on schedule. Approximately three-quarters of the applications have completed Y2K testing for the individual programs and have been returned to production. Currently, the Company is conducting more extensive integration and system testing and arranging to test with external, interfacing systems. The Company has established an isolated computer network for these testing efforts, which will continue into 1999.

        Certain mission critical processing is performed for the Company's funds by outside service providers, including the transfer agency, portfolio accounting, and custody functions. The Company has identified these service providers and assessed the Y2K risks associated with these relationships. The Company is monitoring the progress of these companies in addressing Y2K issues via progress reports and meetings and is working with the service providers to test the systems, as appropriate.

        Assessment and remediation are underway for business unit systems, key business partners, and embedded systems. The Company currently expects to meets its goals listed above for these areas.

        Additionally, the Company is participating in the "industry-wide testing" being coordinated by the Securities Industry Association. This testing is being conducted to ensure that major broker dealers, exchanges, clearing houses, and depositories are able to communicate properly in the year 2000. The Company participated in initial tests for processing of mutual funds transactions in both July and October 1998. The Company will also participate in the full industry-wide test slated for March 1999.

        COSTS TO ADDRESS Y2K: The Company estimates its Y2K project will cost at least $10 million. The Company has incurred approximately $3.9 million from the inception of the Y2K project through September 30, 1998, with $3.0 million being reflected within the current year's financial statements. Y2K costs are being funded from operating revenue and are being expensed as incurred. These cost estimates are subject to change as the project continues. The estimated total costs are not considered to have a material impact on the Company's results of operations or financial position.

        While certain non-time sensitive IT projects have been delayed due to Y2K efforts and costs, no strategic projects or projects for legal or regulatory requirements have been deferred or canceled.

        RISKS OF THE COMPANY'S YEAR 2000 ISSUES: It must be realized that, as with all other companies in the financial services industry, many day-to-day functions of the Company are dependent on accurate computer processing. Further, this processing is conducted by an extensive network of systems, both internal to the Company and external, with both direct and indirect interaction. Accordingly, if not addressed, Y2K issues could result in the Company's inability to perform mission critical functions, including the trading of securities and processing of fund shareowner transactions.

        A portion of the Company's business involves international investments, thereby exposing the Company to operations, custody and settlement processes outside the United States. The Company is monitoring the progress of the funds' international custodians in these areas. Further, the Company is assessing the Y2K readiness of its foreign brokers.

        Y2K is a risk for many of the issuers of the specific securities in which the Company's funds invest, in both the U.S. and international markets. Accordingly, the Company has incorporated assessment of Y2K risk into its investment management process.

        THE COMPANY'S CONTINGENCY PLANS: Because the Company's operations are reliant upon systems which are not under its direct control, the Company's Y2K plan includes the development of contingency plans to address its critical operations in the event of Y2K-related disruptions. Y2K contingency planning is planned for early 1999 as part of an update of the Company's overall contingency planning; however, no guarantee can be made that Y2K-related disruptions will not occur.

        SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as included in the Year 2000 disclosure and elsewhere in this report constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors in the Company's Registration Statement on Form S-1 and quarterly reports on Form 10-Q on file with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.




Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company's investments are primarily in money market funds. Occasionally, the Company invests in new fluctuating net asset value mutual funds (priming) sponsored by the Company in order to provide investable cash, allowing the fund to establish a yield history. The Company may use derivative financial instruments as an attempt to hedge these investments. As of September 30, 1998, the book value of the priming investments and the derivative financial instruments were $5.1 million and zero, respectively. In October 1998, the Company entered into a derivative instrument with an initial cost basis of $0.4 million for the purpose of hedging a $5.0 million priming investment that was initiated on September 30, 1998. All of the Company's debt instruments carry fixed interest rates and therefore are not subject to market risk.



Part II, Item 5.  Other Information

        The Board of Directors of the Company elected Michael J. Farrell and James L. Murdy as outside directors to the Board of Directors effective August 31, 1998.



Part II, Item 6.  Exhibits and Reports on Form 8-K

      (a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

            Exhibit 10. Material contracts - Federated Investors, Inc. Stock Incentive Plan, amended as of August 26, 1998

            Exhibit 27.  Financial Data Schedule (filed herewith)


      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FEDERATED INVESTORS, INC.
                                  (Registrant)

        Date  NOVEMBER 12, 1998       By:   /S/   J. CHRISTOPHER DONAHUE
             -------------------         -------------------------------
                                      J. Christopher Donahue
                                      President and
                                      Chief Executive Officer


        Date  NOVEMBER 12, 1998       By:   /S/  THOMAS R. DONAHUE
             -------------------         -------------------------
                                      Thomas R. Donahue
                                      Chief Financial Officer and
                                      Principal Accounting Officer