Form 10-K
period 1998-12-31
FEDERATED INVESTORS INC /PA/
filed 1999-03-26
CIK 1056288

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER  1-14818

                            FEDERATED INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                                 25-1111467
                 PENNSYLVANIA
                                                              (I.R.S. EMPLOYER
        (STATE OR OTHER JURISDICTION OF                      IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                                   FEDERATED INVESTORS TOWER
                             PITTSBURGH, PENNSYLVANIA 15222-3779

                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


CLASS B COMMON STOCK, NO PAR VALUE            NEW YORK STOCK EXCHANGE
      (TITLE OF EACH CLASS)         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


               SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X


    The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $965,288,000, based on the last reported sales price of $16.375 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class B Common Stock outstanding on March 22, 1999 was 85,990,250 shares.

    Documents incorporated by reference:

        Selected portions of the 1998 Annual Report to Shareholders - Part I,
        Part II and Part IV of this Report. Selected portions of the 1999 Information Statement - Part III of this Report.

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW

        Federated Investors, Inc. and its consolidated subsidiaries (collectively, "Federated") is a leading provider of investment management and related financial services. Federated sponsors, markets and provides investment advisory, distribution and administrative services primarily to mutual funds. Total assets under management at December 31, 1998 were $111.6 billion, primarily in funds managed, distributed and administered by Federated and in other non-fund products ("Managed Assets"), of which $2.6 billion were in separately managed accounts. Managed Assets at December 31, 1998 increased $19.0 billion since December 31, 1997.

        Federated provided investment advisory services to 126 funds at December 31, 1998. These funds are offered through banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers; these customers include retail investors, corporations, and retirement plans. Federated also provides mutual fund administrative services to its managed funds and to funds sponsored by third parties, where Federated also acts as fund distributor. Federated provided these services for $28.2 billion of assets in funds sponsored by third parties, primarily banks, ("Administered Assets") as of December 31, 1998. In addition, Federated provides other services related to mutual funds including trade execution and clearing and retirement plan recordkeeping.

        Total Managed Assets for each of the past three years are as follows:


MANAGED ASSETS                                                                Growth Rate
(DOLLARS IN MILLIONS)                        As of December 31,            3 Yr.
                                       1998        1997        1996        CAGR*      1998

  Money Market Funds/
     Cash Equivalents                   $77,055     $63,622     $51,163     24%        21%
  Fixed Income Funds                     16,437      15,067      14,109      5%         9%
  Equity Funds                           15,503      11,710       7,594     43%        32%
  Separate Accounts                       2,558       2,141       1,976     20%        19%

    Total Managed Assets               $111,553     $92,540     $74,842     22%        21%

*Compound Annual Growth Rate

        Average Managed Assets for the past three years were as follows:
AVERAGE MANAGED ASSETS                    Year ended December 31,        Growth Rate
(DOLLARS IN MILLIONS)                  1998        1997        1996         1998

Money Market Funds/

  Cash Equivalent                       $69,074     $55,636     $44,223      24%
Fixed Income Funds                       15,851      14,382      13,935      10%
Equity Funds                             13,777       9,690       6,297      42%
Separate Accounts                         2,334       1,872       1,683      25%
                                    ------------------------------------

  Total Average Managed Assets         $101,036     $81,580     $66,138      24%
                                    ====================================

        Federated's revenues from investment advisory, related administrative and other service fees provided under agreements with the funds and other entities, and other income over the last three years were as follows:

REVENUE

                                     Year ended December 31,        Growth Rate

                               ------------------------------------
(DOLLARS IN THOUSANDS)           1998        1997          1996        1998
                               ------------------------------------ ------------

  Investment Advisory Fees      $277,331    $218,868      $179,221       27%
  Administrative     Service      97,234      85,429        72,923       14%
Fees

  Other Service Fees             124,599      88,163        60,331       41%
  Other Income                    22,963      11,259         9,318     104%
                               ------------------------------------

    TOTAL REVENUE               $522,127    $403,719      $321,793       29%
                               ====================================


BUSINESS STRATEGY

         Federated pursues a multi-faceted business strategy having three broad objectives:

               -To be widely recognized as a world class investment management company that offers highly competitive performance and disciplined risk management across a broad spectrum of products.

               -To profitably expand market penetration by increasing its assets under management in each market where it chooses to apply its substantial distribution resources.

               -To profitably expand its customer relationships by providing superior services designed to support the growth of Managed and Administered Assets.

        Federated offers a wide range of products, including money market, fixed income and equity investments designed to meet the needs of investors with varying investment objectives. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated's products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance.

        Historically, Federated's mix of Managed Assets has been dominated by money market and other fixed income assets. More recently, in response to market demand and to diversify its managed assets, Federated has emphasized growth of its equity fund business and has broadened its range of equity products. In 1998, equity fund assets under management increased from $11.7 billion to $15.5 billion, an increase of $3.8 billion, or 32%. Equity assets are managed across a wide range of styles including value ($6.0 billion), equity income ($4.5 billion), growth ($1.5 billion), and international ($950 million) investments. Federated also manages assets in equity index funds ($2.4 billion) and asset allocation funds ($1.0 billion). These asset allocation funds may include fixed income assets.

        Federated uses a team of portfolio managers led by a senior portfolio manager for each fund. Federated's investment research process combines disciplined quantitative screening along with rigorous fundamental analysis to identify attractive securities. Portfolios are continually reevaluated with respect to valuation, price and earnings estimate momentum, company fundamentals, market factors, economic conditions and risk controls in order to achieve specific investment objectives.

        Federated's fixed income assets are managed in a wide range of sectors including mortgage-backed ($5.4 billion), high yield ($4.4 billion), tax-free ($2.2 billion), corporate ($2.2 billion), government ($2.2 billion), multi-sector ($1.4 billion) and international ($287 million). Federated's fixed income funds offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements. Many of these fixed income funds are constrained by narrowly defined effective average maturity or duration bands within specific yield curves. These funds are limited to investments in specific areas such as municipal, government/government agency, corporate/asset-backed or mortgage-backed securities.

        In other funds, debt securities from various areas are combined to form mixed category funds. In general, these funds are also constrained by an effective average maturity or duration range applied to the portfolio. Through these funds, Federated offers products that provide the benefit of diversification across fixed income areas while maintaining the average maturities and duration ranges that are particularly important to fiduciaries.

        Federated is one of the largest U.S. managers of money market fund assets, with $77.1 billion in assets under management at December 31, 1998. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over twenty years and created the first institutional money market fund in 1976. Federated also manages retail money market fund products which are typically distributed through broker/dealers. Federated manages money market fund assets in a variety of asset classes including government ($41.6 billion), prime ($22.8 billion), and tax-free ($12.6 billion).

        Federated's distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers and investment advisers, and directly to institutions such as corporations and government entities. Through substantial investments in distribution over more than 20 years, Federated has developed selling relationships with more than 3,500 institutions and sells its products directly to another 500 corporations and government entities. Federated uses its large trained sales force of more than 190 representatives and managers across the United States to add new customer relationships and strengthen and expand existing relationships.

INVESTMENT PRODUCTS AND MARKETS

         Federated's investment products are distributed in three principal markets: the bank trust market, the broker/dealer market, and the institutional market. The following chart shows Federated Managed Assets by market for the dates indicated:


MANAGED ASSETS BY MARKET                                                     Growth Rate
(DOLLARS IN MILLIONS)                        As of December 31,            3 Yr.
                                       1998        1997        1996        CAGR*      1998
Bank Trust Market                       $58,891     $49,662     $40,123     22%        19%
Broker/Dealer Market                     35,232      28,256      22,098     21%        25%
Institutional Market                     13,993      11,343       9,750     33%        23%
Other Markets                             3,437       3,279       2,871       1%        5%

  Total Managed Assets                 $111,553     $92,540     $74,842     22%        21%




*Compound Annual Growth Rate

        BANK TRUST MARKET. Federated pioneered the concept of providing cash management to bank trust departments through mutual funds over twenty years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust(TM), to meet the evolving needs of bank trust departments. Federated's bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a staff of support personnel to offer its products and services in the bank trust market.

        Money market funds contain the majority of Federated's Managed Assets in the bank trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed income mutual funds structured for use in the bank trust market. As of December 31, 1998, Managed Assets in the bank trust market were comprised of $49.2 billion in money market funds and cash equivalents, $5.1 billion in fixed income funds and $4.6 billion in equity funds.

        BROKER/DEALER MARKET. Federated distributes its products in this market through a large diversified group of approximately 2,000 national, regional, independent, and bank broker/dealers. Federated maintains a sales staff dedicated to this market, with a separate group focused on the bank broker/dealers. These sales representatives develop and maintain relationships with both the management and registered representatives of the broker/dealer. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use in the broker/dealer market. As of December 31, 1998, Managed Assets in the broker/dealer market were comprised of $18.8 billion in money market funds, $8.8 billion in equity funds, and $7.6 billion in fixed income funds.

        INSTITUTIONAL MARKET. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisors, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 1998, Managed Assets in the institutional market were comprised of $8.2 billion in money market funds, $2.2 billion in fixed income funds, $1.2 billion in equity funds and $2.4 billion in separate accounts.

        Federated also seeks to supplement its growth by selectively pursuing acquisition and alliance opportunities. Through one such alliance, Federated is taking steps to broaden distribution to areas outside of the U.S. On November 24, 1998, Federated announced the signing of a shareholders agreement with LVM-Versicherungen, a large German insurance company, to create a joint venture company to be named Federated Asset Management GmbH ("Federated GmbH"), which will exclusively manage, distribute and market a family of mutual funds to insurance clients of LVM, as well as pursuing institutional separate accounts.

        Federated has also completed three acquisitions between November, 1996 and May, 1997, which together resulted in an increase of approximately $4.8 billion in Managed Assets. Federated will seek to identify additional acquisitions and alliances that will enhance shareholder value by adding assets, complementary investment management expertise or distribution capabilities.

        Federated's principal source of revenue is investment advisory fees earned by various subsidiaries and affiliates pursuant to investment advisory contracts with the funds. These subsidiaries and affiliates are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"). Investment advisers are compensated for their services in the form of investment advisory fees based upon the average daily net assets of the fund.

        Federated provided investment advisory services to 126 funds as of December 31, 1998. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds PLC which is domiciled in Dublin, Ireland. Each of Federated's U.S.-domiciled funds (with the exception of a collective investment trust) is registered under the Investment Company Act of 1940 ("Investment Company Act") and under applicable federal and state laws. Each of the funds enters into an advisory agreement. The advisory agreements are subject to annual approval by the fund directors or trustees, including a majority of the directors who are not "interested persons" of the funds or Federated as defined under the Investment Company Act. Advisory agreements are subject to periodic review by the directors or trustees of the respective funds and amendments to such agreements must be approved by the fund shareholders. A significant portion of Federated's revenue is derived from these advisory agreements which generally are terminable upon 60 days notice.

        Of these 126 funds, Federated's investment advisory subsidiaries managed 52 money market funds (and cash equivalents) totaling $77.1 billion in assets, 41 fixed income funds with $16.4 billion in assets and 33 equity funds with $15.5 billion in assets. Appendix "A" hereto lists all of these funds, including asset levels and date of inception.

        Federated also serves as investment advisor to pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds sponsored by third parties, and other investors. These separate accounts totaled $2.6 billion in assets under management as of December 31, 1998. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

        Federated also provides a broad range of services to support the operation, administration, and distribution of Federated-sponsored funds. These services, for which Federated receives fees pursuant to administrative agreements with the funds, include legal support and regulatory compliance, audit, fund financial services, transfer agency services, and shareholder servicing and support. Federated also offers these services to institutions seeking to outsource all or part of their mutual fund service and distribution functions. Through various subsidiaries, Federated provides its experience and expertise in these areas to expand its relationships with key financial intermediaries, primarily banks, who sponsor proprietary mutual funds. Federated receives fees from these bank-sponsored funds for providing fund services.

        The following chart shows period-end and average Administered Assets since 1996:

ADMINISTERED ASSETS                    As of and for the year ended

                                               December 31,            % Change

(DOLLARS IN MILLIONS)                      1998        1997        1996    1998
Period End Administered Assets          $28,165     $46,999     $35,574    -40%
Average Administered Assets              53,136      42,965      26,197     24%

        The decrease in year-end 1998 Administered Assets was due primarily to the termination of certain administration contracts due to internalization of these functions by banks who developed the ability to provide mutual fund services through acquisitions. These customers collectively accounted for less than 2% of 1998 total revenue.

        In addition, certain Funds sponsored by Federated have adopted distribution plans which, subject to applicable law, provide for payment to Federated for the reimbursement of marketing expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and the Fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the fund and distributes shares of the Fund through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective Funds and is reviewed for approval annually.

        Federated also provides retirement plan recordkeeping services and trade execution and settlement services through its various subsidiaries.

COMPETITION

        The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 1998, there were over 7,300 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers and other financial institutions.

        Competition for sales of mutual fund shares is influenced by various factors, including investment performance in terms of attaining the stated objectives of the particular funds and in terms of fund yields and total returns; advertising and sales promotional efforts; and type and quality of services.

        Changes in the mix of customers for mutual fund distribution and administrative services are expected to continue. Competition for fund administration services is extremely high. In addition to competing with other service providers, banks sponsoring mutual funds may choose to internalize certain service functions. Consolidation within the banking industry also impacts the fund administration business as merging bank funds typically choose a single fund administration provider. Due to the relatively lower revenues, changes in the amount of Administered Assets generally have less impact on Federated's results of operations than changes in the amount of Managed Assets.

REGULATORY MATTERS

        Substantially all aspects of Federated's business are subject to federal and state regulation which, depending upon the nature of any non-compliance, could result in the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances prohibition from acting as an adviser to registered investment companies. Federated's advisory companies are registered with the Securities Exchange Commission (the "Commission") under the Advisers Act and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the Commission under the Investment Company Act. Certain wholly owned subsidiaries of Federated are registered as broker-dealers with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and with various states and are members of the National Association of Securities Dealers (the "NASD"). Their activities are regulated by the Commission, the NASD, and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the Commission pursuant to the Exchange Act. Two other subsidiaries are registered with the Commission as transfer agents. Federated Investors Trust Company is regulated by the State of New Jersey. Federated believes that it and its subsidiaries are in substantial compliance with all applicable laws and regulations. Amendments to current laws and regulations or newly-promulgated laws and regulations governing Federated's operations could have a material adverse impact on Federated.

        The federal and state laws and regulations applicable to most aspects of Federated's business are primarily intended to benefit or protect Federated's customers and the funds' shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Federated from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of broker/dealer licenses and registrations and transfer agent registrations, censure and fines.

EMPLOYEES

        At December 31, 1998, Federated employed 1,891 persons. Federated considers its relationships with its employees to be satisfactory.

FORWARD-LOOKING INFORMATION

        THIS ANNUAL REPORT ON FORM 10-K AND THE 1998 ANNUAL REPORT TO SHAREHOLDERS CONTAIN CERTAIN "FORWARD- LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE CERTAIN UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS AND CAUTIONARY STATEMENTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF FEDERATED, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. FEDERATED CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND SHOULD BE READ IN CONJUNCTION WITH THE RISK DISCLOSURE BELOW. FEDERATED WILL NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. AS A RESULT OF THE FOREGOING, AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF FEDERATED, AND NEITHER FEDERATED NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF SUCH STATEMENTS.

RISK FACTORS AND CAUTIONARY STATEMENTS

        POTENTIAL ADVERSE EFFECTS OF INCREASED COMPETITION IN THE INVESTMENT MANAGEMENT BUSINESS. The investment management business is highly competitive. Federated competes in the distribution of mutual funds with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies, and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation; the investment performance of funds managed or administered by Federated; quality of service; the strength and continuity of management and selling relationships; marketing and distribution services offered; the range of products offered; and fees charged. See "Business--Competition."

        Many of Federated's fund products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's Managed Assets, particularly money market and fixed income Managed Assets, are held by institutional investors. Because most institutional mutual funds are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to move their assets among various institutional funds than investors in retail mutual funds. Of Federated's 126 managed funds, 91 are sold without sales commission. Institutions are sensitive to fund investment performance, consistent adherence to investment objectives, quality of service and pricing. Federated believes that competitive pressures in the institutional fund market are increasing as a result of (i) the entry of well known managers from the retail investment industry and of low-fee investment managers, (ii) mergers and consolidation occurring in the banking industry, (iii) increased offering of proprietary funds by institutional investors such as banks, and (iv) regulatory changes affecting banks and other financial service firms.

        A significant portion of Federated's revenue is derived from providing mutual funds to its bank trust market, comprising over 1,400 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation which is occurring in the banking industry as well as by proposed legislation and regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated's customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

        POTENTIAL ADVERSE EFFECTS OF A DECLINE IN SECURITIES MARKETS. Changes in economic or market conditions may adversely affect the profitability and performance of and demand for Federated's investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment philosophies and market strategies under prevailing market conditions. A significant portion of Federated's revenue is derived from investment advisory fees, which are based on the value of Managed Assets and vary with the type of asset being managed, with higher fees, for example, generally earned on equity and fixed income funds than on money market funds. Consequently, significant fluctuations in the prices of securities held by, or the level of redemptions from, the funds advised by Federated may affect materially the amount of Managed Assets and thus Federated's revenue, profitability and ability to grow. Substantially all of Federated's Managed Assets are in open end funds, which permit investors to redeem their investment at any time.

        POTENTIAL ADVERSE AFFECTS ON MONEY MARKET FUNDS RESULTING FROM INCREASES IN INTEREST RATES. Approximately 35% of Federated's revenue in 1998 was from managed money market funds. Assets in these funds are largely from institutional investors. In a period of rapidly rising interest rates, institutional investors may redeem shares in money market funds to invest directly in market issues offering higher yields. These redemptions would reduce Managed Assets, thereby reducing Federated's advisory fee revenue. Federated has been actively diversifying its products to expand its Managed Assets in equity mutual funds which may be less sensitive to interest rate increases. There can be no assurance that Federated will continue to be successful in these diversification efforts.

        ADVERSE EFFECTS OF POOR FUND PERFORMANCE. Success in the investment management and mutual fund business is largely dependent on the funds' investment performance relative to market conditions and performance of competing funds. Good performance generally stimulates sales of the funds' shares and tends to keep redemptions low. Sales of funds generate higher revenues (which are largely based on assets of the funds). Good performance also attracts private institutional accounts to Federated. Conversely, relatively poor performance tends to result in decreased sales, increased redemptions of the funds' shares, and the loss of private institutional accounts, with corresponding decreases in revenues to Federated. Failure of the funds to perform well could, therefore, have a material adverse effect on Federated.

        ADVERSE EFFECTS OF TERMINATION OR FAILURE TO RENEW FUND AGREEMENTS ON FEDERATED'S REVENUES AND PROFITABILITY. A substantial majority of Federated's revenues are derived from investment management agreements with the funds that, as required by law, are terminable on 60 days' notice. In addition, each such investment management agreement must be approved and renewed annually by each fund's board, including disinterested members of the board, or its shareholders, as required by law. Generally, Federated's administrative servicing agreements with bank proprietary fund customers have an initial term of three years with a provision for automatic renewal unless notice is otherwise given and provide for termination for cause. Failure to renew or termination of a significant number of these agreement could have a material adverse impact on Federated. In addition, as required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its "assignment," although new investment advisory agreements may be approved by the mutual fund's directors or trustees and shareholders. A sale of a sufficient number of shares of Federated's voting securities to transfer control of Federated could be deemed an "assignment" in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated's ability to realize the value of these assets.

        POTENTIAL ADVERSE EFFECTS OF CHANGES IN LAW AND REGULATIONS ON FEDERATED'S INVESTMENT MANAGEMENT BUSINESS. Federated's investment management business is subject to extensive regulation in the United States primarily at the Federal level, including regulations by the Commission particularly, under the Investment Company Act and the Advisers Act as well as the rules of the NASD and all states. Federated is also affected by the regulations governing banks and other financial institutions. Changes in laws or regulations or in governmental policies could materially and adversely affect the business and operations of Federated.

        NO ASSURANCE OF SUCCESSFUL FUTURE ACQUISITIONS. Federated's business strategy contemplates the acquisition of other investment management companies as well as investment assets. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or successfully integrate acquired companies into Federated, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.

        YEAR 2000 RISKS. Federated utilizes software and related technologies throughout its businesses including both proprietary systems as well as those provided by outside vendors. As the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. Federated's assessment of internal systems is complete and Federated has also substantially completed the renovation and unit testing of individual programs. In addition, Federated and the funds have relationships with third parties that have computer systems that may not be year 2000 compliant. Based on management's identification of resource requirements for both plan implementation and overall project management, it is anticipated that the year 2000 costs will be approximately $10 million for internal systems but do not reflect the impact of the failure of outside vendors to become year 2000 compliant. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to update software would not have a material adverse effect on Federated's business, financial condition, results of operations or business prospects.

ITEM 2 - PROPERTIES

        Federated's facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated's headquarters is located in the Federated Investors Tower, where Federated occupies approximately 345,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 60,000 square feet at other locations in Pittsburgh. Federated maintains office space for a portion of its servicing business in Rockland, Massachusetts; in Dublin, Ireland, where administrative offices for offshore funds are maintained; in New York, New York, where Federated Global Investment Management Corp. conducts its business; and in Gibbsboro, New Jersey, where Federated Investors Trust Company is located. Additional offices in Naples, Florida and Wilmington, Delaware are subleased by Federated.

ITEM 3 - LEGAL PROCEEDINGS

        There is currently no pending litigation of a material nature involving Federated.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

        The information required by this Item is contained in Federated's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

        The information required by this Item is contained in Federated's 1998 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is contained in Federated's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is contained in Federated's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

        The information required by this Item is contained in Federated's 1998 Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this Item (other than the information set forth below) will be contained in Federated's Information Statement for its 1998 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

EXECUTIVE OFFICERS

        The following table sets forth certain information regarding the executive officers of Federated as of March 22, 1999:


NAME                                                      POSITION                          AGE


John F. Donahue                   Chairman and Director                                     74
J. Christopher Donahue            President, Chief Executive Officer and Director           49
Arthur L. Cherry                  President, Federated Services Company and Director        45
William D. Dawson III             Executive Vice President and Chief Investment  Officer -  50

                                  Domestic Fixed Income of Federated Advisory Companies*

Thomas R. Donahue                 Vice President,  Treasurer,  Chief Financial Officer and  40
                                  Director
John B. Fisher                    President --  Institutional  Sales Division of Federated  42
                                  Securities
                                  Corp. and Director

Richard B. Fisher                 Executive Vice President                                  75
Henry A. Frantzen                 Executive Vice President and Chief Investment  Officer -  56
                                  Global

                                  Equity and Fixed Income of Federated Advisory Companies*

James F. Getz                     President   --  Retail   Sales   Division  of  Federated  52
                                  Securities Corp.
                                  and Director

J. Thomas Madden                  Executive Vice President and Chief Investment  Officer -  51
                                  Domestic  Equity,  High  Yield and Asset  Allocation  of
                                  Federated
                                  Advisory Companies*

Eugene F. Maloney                 Executive   Vice    President,    Federated    Investors  54
                                  Management
                                  Company and Director

John W. McGonigle                 Executive Vice President, Chief Legal Officer,            60
                                  Secretary and Director



*Federated Advisory Companies include the following subsidiaries of Federated:
Federated Advisers, Federated Global Investment Management Corp., Passport Research Limited, Federated Management, Federated Investment Counseling, Federated Research and Federated Research Corp.

     Mr. John F. Donahue was a founder of the predecessor of Federated and was Chairman and Chief Executive Officer of Federated and a trustee of Federated Investors, a Delaware business trust (the "Trust"), prior to the May 1998 merger of the Trust into Federated, its wholly-owned subsidiary (the "Merger"). Mr. Donahue has continued to serve as Chairman following the consummation of the Merger. He served as President from 1989 until 1993. Mr. Donahue is Chairman or President and a director or trustee of the investment companies managed by subsidiaries of Federated. Mr. Donahue was a member of the Board of Directors of Aetna Life and Casualty Company until April 1995. Mr. Donahue is the father of
J. Christopher Donahue and Thomas R. Donahue, each of whom serves as an executive officer and director of Federated.

     Mr. J. Christopher Donahue was a trustee of the Trust from 1989 until the consummation of the Merger and has been a director of Federated since the consummation of the Merger. He served as President and Chief Operating Officer from 1993 until April 1998, when he became President and Chief Executive Officer. Prior to 1993, he served as Vice President. He is President or Executive Vice President of the investment companies managed by subsidiaries of Federated and a director, trustee or managing general partner of some of the investment companies. Mr. Donahue is the son of John F. Donahue and the brother of Thomas R. Donahue.

        Mr. Arthur L. Cherry was a trustee of the Trust from 1997 until the Merger and has been a director of Federated since the consummation of the Merger. He is the President of Federated Services Company, a wholly-owned subsidiary of Federated. Prior to joining Federated in January 1997, he was a managing partner of AT&T Solutions and former president of Scudder Services Corporation. He also served as a managing director of Scudder, Stevens and Clark from 1984 to 1994. In addition, Mr. Cherry has worked in various capacities with The Boston Company, Boston Financial Data Services and EDS Consulting.

     Mr. William D. Dawson III serves as Executive Vice President and Chief Investment Officer - Domestic Fixed Income of Federated Advisory Companies. He has served as a portfolio manager and held various other positions in the advisory companies. He is responsible for the investment policy and management of domestic fixed income funds. Mr. Dawson is a Chartered Financial Analyst.

     Mr. Thomas R. Donahue was a trustee of the Trust from 1995 until the consummation of the Merger and has been a director of Federated since the consummation of the Merger. He has been Vice President since 1993 and currently serves as Vice President, Treasurer and Chief Financial Officer. Prior to joining Federated, Mr. Donahue was in the venture capital business, and from 1983 to 1987 was employed by PNC Bank in its Investment Banking Division. Mr. Donahue is the son of John F. Donahue and the brother of J. Christopher Donahue.

     Mr. John B. Fisher has been a director of Federated since the consummation of the Merger. He is President-Institutional Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated, and is responsible for the distribution of Federated's products and services to investment advisors, insurance companies, retirement plans and corporations. Mr. Fisher is the son of Richard B. Fisher, Executive Vice President of Federated.

     Mr. Richard B. Fisher was a founder of the predecessor of Federated and was a trustee of the Trust. He currently serves as Executive Vice President and is primarily responsible for developing and marketing fund products in the broker/dealer market and for distributing some of the investment companies managed by Federated. Mr. Fisher is President or Vice President of most of the investment companies and a director or trustee of most of the investment companies. Mr. Fisher is the father of John B. Fisher, an officer of Federated.

     Mr.  Henry A.  Frantzen  serves  as  Executive  Vice  President  and  Chief
Investment Officer - Global Equity and Fixed Income of Federated Advisory Companies. Mr. Frantzen is primarily responsible for the management of global equity and fixed income funds. Prior to joining Federated, Mr. Frantzen was Managing Director of International Equities for Brown Brothers Harriman Investment Management Ltd. and Manager and International Equity Chief Investment Officer for Brown Brothers Harriman and Co. from 1992 to 1995. Prior thereto Mr. Frantzen served in executive capacities for various investment management companies, including Oppenheimer Management Corp., Yamaichi Capital Management and CREF.

     Mr. James F. Getz has been a director of Federated since the consummation of the Merger. He serves as President - Retail Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated, and is responsible for the marketing and sales efforts in the trust and broker/dealer markets. Mr. Getz is a Chartered Financial Analyst.

     Mr.  J.  Thomas  Madden  serves  as  Executive  Vice  President  and  Chief
Investment Officer - Domestic Equity, High Yield and Asset Allocation of Federated Advisory Companies. Mr. Madden oversees the portfolio management in the domestic equity, high yield and asset allocation areas. Mr. Madden is a Chartered Financial Analyst.

        Mr. Eugene F. Maloney was a trustee of the Trust from 1989 until the consummation of the Merger and has continued as a director of Federated since the consummation of the Merger. He serves as the Executive Vice President of Federated Investors Management Company, a wholly-owned subsidiary of Federated, and provides certain legal, technical and management expertise to Federated's sales divisions, including regulatory and legal requirements relating to a bank's use of mutual funds in both trust and commercial environments. Mr. Maloney is an adjunct Professor of Law at Boston University School of Law.

     Mr. John W. McGonigle was a trustee of the Trust from 1989 until the consummation of the Merger and has been a director since the consummation of the Merger. Mr. McGonigle has served as Secretary of Federated since 1989. He served as Vice President of Federated from 1989 until August 1995, when he became Executive Vice President. Mr. McGonigle acted as General Counsel until 1998 when he became the Chief Legal Officer. Mr. McGonigle is Executive Vice President and Secretary of the investment companies managed by subsidiaries of Federated.

ITEM 11 - EXECUTIVE COMPENSATION

        The information required by this Item is contained in Federated's Information Statement for the 1999 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is contained in Federated's Information Statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS:

        The information required by this Item is contained in Federated's 1998 Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

(A)(2)  FINANCIAL STATEMENT SCHEDULES:

        Schedules for which provision is made in the applicable accounting regulations of the United States Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

(A)(3)  EXHIBITS:

The following exhibits are filed or incorporated as part of this report:

  Exhibit

  NUMBER                                          DESCRIPTION

   2.01 Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

   3.01 Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

   3.02        Restated By-Laws of Federated (incorporated by reference to
               Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

   4.01 Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

   4.02 Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

   4.03 Stock Purchase Agreement, dated August 1, 1989, between Federated and Westinghouse Credit Corporation (incorporated by reference to Exhibit 4.04 to the Registration Statement on Form S-1 (File No. 333-48405))

   4.04 Intercompany Subordination Agreement, dated as of June 15, 1996, by and among Federated Investors and its subsidiaries (incorporated by reference to Exhibit 4.05 to the Registration Statement on Form S-1 (File No. 333-48405))

   4.05 Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No.

               333-48405))

   4.06 Senior Secured Credit Agreement, dated as of January 31, 1996, by and among Federated and the Banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 4.07 to the Registration Statement on Form S-1 (File No. 333-48405))

   9.01 Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.01 Amendment No. 4 to Credit Agreement, dated as of May 11, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association. (incorporated by reference to
               Exhibit 10.1 of the June 30, 1998 Quarterly Report on Form 10-Q (File No. 001-14818))

   10.02 Amendment No. 5 to Credit Agreement, dated as of May 11, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association. (incorporated by reference to Exhibit 10.2 of the June 30, 1998
               Quarterly Report on Form 10-Q (File No. 001-14818))

   10.03       Amendment No. 6 to Credit Agreement, dated as of
               December 3, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (Filed herewith)

   10.04 Federated Note Purchase Agreement, dated as of June 15, 1996 (incorporated by reference to Exhibit 4.08 to the Registration Statement on Form S-1 (File No.

               333-48405))

   10.05 Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.06 Federated Investors, Inc. Employee Stock Purchase Plan, effective as of July 1, 1998 (incorporated by reference to Exhibit 10.3 to the June 30, 1998 Quarterly Report on Form 10-Q (File No. 001-14818))

   10.07 Federated Investors Program Initial Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and Wilmington Trust Company, solely as Trustee of the PLT Finance Trust 1997-1 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.08 Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.09 Federated Investors Program Fee Agreement, dated as October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.10 Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No.

               333-48405))

   10.11 Stock Incentive Plan, as amended as of August 26, 1998 (incorporated by reference to Exhibit 10 to the September 30, 1998 Quarterly Report on Form 10-Q (File No. 001-14818))

   10.12       Executive Annual Incentive Plan (incorporated by reference to
               Exhibit 10.02 to the Registration Statement on Form S-1
               (File No. 333-48405))

   10.13       Form of Bonus Stock Option Agreement (Filed herewith)

   10.14 Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.15 Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No.

               333-48405))

   10.16 Centre City Tower Lease dated July 23, 1992, as amended (incorporated by reference to Exhibit 10.05 to the Registration Statement on Form S-1 (File No.

               333-48405))

   10.17 Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.18 Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.19 Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

   10.20 Employment Agreement, dated March 17, 1995, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1 (File No. 333-48405))

   13.01       Selected Portions of 1998 Annual Report to Shareholders
               (Filed herewith)

   21.01       Subsidiaries of the Registrant (Filed herewith)

   23.01       Consent of Ernst & Young LLP (Filed herewith)

   27.01       Financial Data Schedule (Filed herewith)

(B)     REPORTS ON FORM 8-K:

        No current reports on Form 8-K were filed for the quarter ended December 31, 1998.

(C)     EXHIBITS:

        See (a)(3) above.

(D)     FINANCIAL STATEMENT SCHEDULES:

        See (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FEDERATED INVESTORS, INC.
                            By: /S/ J. CHRISTOPHER DONAHUE
                            J. Christopher Donahue
                            President and Chief Executive Officer

                              Date: March 26, 1999

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                         DATE
/s/ John F. Donahue              Chairman and Director                  March 26, 1999
-----------------------------
John F. Donahue

/s/ J. Christopher Donahue       President, Chief Executive Officer     March 26, 1999

-----------------------------
J. Christopher Donahue           and Director (Principal Executive
                                 Officer)

 /s/ John W. McGonigle           Director                               March 26, 1999
-----------------------------
John W. McGonigle

/s/ Arthur L. Cherry             Director                               March 26, 1999
-----------------------------
Arthur L. Cherry

/s/ James F. Getz                Director                               March 26, 1999
-----------------------------
James F. Getz

/s/ John B. Fisher               Director                               March 26, 1999
-----------------------------
John B. Fisher





         SIGNATURE                              TITLE                         DATE

/s/ Thomas R. Donahue            Chief Financial Officer and            March 26, 1999
                                 Director
-----------------------------
Thomas R. Donahue                (Principal Accounting and
                                 Financial Officer)

/s/ Eugene F. Maloney            Director                               March 26, 1999
-----------------------------
Eugene F. Maloney

/s/ Michael J. Farrell           Director                               March 26, 1999
-----------------------------
Michael J. Farrell

/s/ James L. Murdy               Director                               March 26, 1999
-----------------------------
James L. Murdy


                                  EXHIBIT INDEX

  Exhibit

  NUMBER                                          DESCRIPTION

   10.03       Amendment No. 6 to Credit Agreement, dated as of
               December 3, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association

   10.13       Form of Bonus Stock Option Agreement

   13.01       Selected Portions of 1998 Annual Report to Shareholders

   23.01       Consent of Ernst & Young LLP

   21.01       Subsidiaries of the Registrant

   27.01       Financial Data Schedule

                                   APPENDIX A
                                 FEDERATED FUNDS

                        Number of                                       Assets
                        Share                                       as of December 31,
                        Classes                                          1998
       FUND NAME        12/31/98          FUND CATEGORY                                LOAD        FUND
                                                                                                EFFECTIVE DATE

EQUITY FUNDS:

FEDERATED AGGRESSIVE        3          Equity Fund - Growth              $38,349,125      Y       11/18/1996
GROWTH FUND
FEDERATED AMERICAN          4        Equity Fund - Growth and          3,470,848,033      Y       2/26/1969
LEADERS FUND  INC.                            Income
FEDERATED AMERICAN          1        Equity Fund - Growth and            418,135,276      N       12/15/1993
LEADERS FUND II                               Income
FEDERATED ASIA PACIFIC      3          International/Global               11,747,428      Y       1/31/1996
GROWTH FUND

FEDERATED CAPITAL           3          Equity Fund - Growth              245,918,002      Y       11/14/1995
APPRECIATION FUND

FEDERATED EMERGING          1          International/Global                3,974,850      N       9/22/1997
MARKETS COMMINGLED

TRUST

FEDERATED EMERGING          3          International/Global               45,742,086      Y       1/31/1996
MARKETS FUND

FEDERATED EQUITY            4                 Equity                   2,470,603,863      Y       12/30/1986
INCOME FUND  INC.
FEDERATED EQUITY            1                 Equity                      57,579,616      N       12/16/1996
INCOME FUND II

FEDERATED EUROPEAN          3          International/Global               60,345,414      Y       1/31/1996
GROWTH FUND

FEDERATED GLOBAL            3          International/Global               20,109,186      Y        3/8/1998
EQUITY INCOME FUND

FEDERATED GLOBAL            3          International/Global                7,285,517      Y       8/24/1998
FINANCIAL SERVICES FUND

FEDERATED GROWTH            3          Equity Fund - Growth              719,236,572      Y       8/23/1984
STRATEGIES FUND

FEDERATED GROWTH            1          Equity Fund - Growth               62,801,259      N       9/30/1995
STRATEGIES FUND II

FEDERATED                   1        International Equity Fund            18,176,400      N       3/21/1997
INTERNATIONAL EQUITY
COMMINGLED TRUST

FEDERATED                   3        International Equity Fund           245,729,083      Y       8/17/1984
INTERNATIONAL EQUITY
FUND

FEDERATED                   1        International Equity Fund            52,313,331      N        4/4/1995
INTERNATIONAL EQUITY
FUND II

FEDERATED                   3          International/Global                        0 *    Y       6/30/1997
INTERNATIONAL GROWTH

FUND

FEDERATED                   3          International/Global              404,149,702      Y       1/31/1996
INTERNATIONAL SMALL
COMPANY FUND

FEDERATED LARGE CAP         3          Equity Fund - Growth                4,084,878      Y       12/23/1998
GROWTH FUND

FEDERATED LATIN             3          International/Global                9,708,922      Y       1/31/1996
AMERICAN GROWTH FUND

FEDERATED MANAGED           2          Asset Allocation Fund             153,997,511      N       3/11/1994
AGGRESSIVE GROWTH FUND

FEDERATED MANAGED           2          Asset Allocation Fund             242,609,359      N       3/11/1994
GROWTH AND INCOME FUND

FEDERATED MANAGED           2          Asset Allocation Fund             265,595,596      N       3/11/1994
GROWTH FUND

FEDERATED MAX-CAP FUND      3        Equity Fund - Growth and          2,178,129,058      N        7/2/1990
                                           Income/Index

FEDERATED MID-CAP FUND      1        Equity Fund - Growth and             95,436,584      N        7/7/1992
                                           Income/Index

FEDERATED MINI-CAP FUND     2        Equity Fund - Growth and            133,611,653      N        7/7/1992
                                           Income/Index



                        Number of                                       Assets
                        Share                                       as of December 31,
                        Classes                                          1998
       FUND NAME        12/31/98          FUND CATEGORY                                LOAD        FUND
                                                                                                EFFECTIVE DATE

FEDERATED SMALL CAP         3          Equity Fund - Growth              439,286,610      Y       9/13/1995
STRATEGIES FUND

FEDERATED STOCK AND         3                Balanced                    242,195,636      N       10/31/1984
BOND FUND  INC.
FEDERATED STOCK TRUST       1        Equity Fund - Growth and          1,531,791,196      N       3/31/1982
                                              Income

FEDERATED UTILITY           4         Equity Fund - Domestic           1,621,363,503      Y       5/29/1987
FUND  INC.                                    Utility
FEDERATED UTILITY FUND      1         Equity Fund - Domestic             161,900,615      N       12/15/1993
II                                            Utility
FEDERATED WORLD             4        International Equity Fund            70,591,085      Y       4/12/1994
UTILITY FUND

                                                                   ------------------
TOTAL EQUITY FUNDS                                                   $15,503,346,949

                                                                   ------------------
FIXED INCOME FUNDS:

CAPITAL PRESERVATION        1        Short-Term Corporate Bond          $513,997,303      N        8/1/1988
FUND                                     Fund - High Grade
FEDERATED ADJUSTABLE        1          Government Bond Fund              142,885,196      Y        3/2/1992
RATE U.S. GOVERNMENT
FUND INC

FEDERATED ARMS FUND         2             Adjustable Rate                432,438,701      N       12/3/1985
                                       Mortgage-Backed Fund

FEDERATED BOND FUND         4       Long Corporate Bond Fund -         1,051,686,836      Y       6/27/1995
                                            High Grade
FEDERATED CALIFORNIA        2           Municipal Bond Fund               48,839,123      Y       11/24/1992
MUNICIPAL INCOME FUND

FEDERATED FUND FOR          3          Mortgage Backed Fund            1,256,356,541      Y       10/6/1969
U.S. GOVERNMENT
SECURITIES  INC

FEDERATED FUND FOR          1          Mortgage Backed Fund              111,116,583      N       12/15/1993
U.S. GOVERNMENT
SECURITIES II

FEDERATED GNMA TRUST        2          Mortgage Backed Fund            1,059,202,049      N       3/23/1982
FEDERATED GOVERNMENT        4          Mortgage Backed Fund            1,496,828,017      Y        8/2/1996
INCOME SECURITIES  INC.

FEDERATED HIGH INCOME       1             High Yield Fund                 82,361,177      Y       9/20/1993
ADVANTAGE FUND

FEDERATED HIGH INCOME       3             High Yield Fund              2,111,426,313      Y       11/30/1977
BOND FUND  INC.
FEDERATED HIGH INCOME       1             High Yield Fund                210,659,839      N       12/15/1993
BOND FUND II

FEDERATED HIGH YIELD        1             High Yield Fund              1,095,107,374      N       8/23/1984
TRUST

FEDERATED INCOME TRUST      2          Mortgage Backed Fund              748,866,726      N       3/30/1982
FEDERATED                   1          Government Bond Fund              138,254,493      N       9/13/1994
INSTITUTIONAL

SHORT-DURATION GOVT
FUND

FEDERATED INTERMEDIATE      2        General Investment Grade            214,298,740      N       12/8/1993
INCOME FUND

FEDERATED INTERMEDIATE      1           Municipal Bond Fund              237,388,712      N       12/26/1985
MUNICIPAL TRUST

FEDERATED                   3         International Bond Fund             93,282,813      Y        9/9/1996
INTERNATIONAL HIGH
INCOME FUND

FEDERATED                   3         International Bond Fund            157,053,708      Y       5/15/1991
INTERNATIONAL INCOME
FUND

FEDERATED LIMITED           2          Mortgage Backed Fund               42,364,174      N       9/16/1996
DURATION FUND

FEDERATED LIMITED TERM      2        Short-Term Corporate Bond           119,772,486      Y       12/24/1991
FUND                                     Fund - High Grade
FEDERATED LIMITED TERM      2           Municipal Bond Fund               89,107,198      Y       8/31/1993
MUNICIPAL FUND

FEDERATED MANAGED           2          Asset Allocation Fund             127,201,737      N       3/11/1994
INCOME FUND




                        Number of                                       Assets
                        Share                                       as of December 31,
                        Classes                                          1998
       FUND NAME        12/31/98          FUND CATEGORY                                LOAD        FUND
                                                                                                EFFECTIVE DATE



FEDERATED MICHIGAN          1           Municipal Bond Fund               80,419,987      Y        9/9/1991
INTERMEDIATE MUNICIPAL

TRUST

FEDERATED MORTGAGE FUND     2      US Government Int. Muni. Bond           5,427,018      N       6/30/1998
FEDERATED MUNICIPAL         4           Municipal Bond Fund              485,464,618      Y        5/3/1996
OPPORTUNITIES FUND

INC.

FEDERATED MUNICIPAL         3           Municipal Bond Fund              680,014,549      N       10/4/1976
SECURITIES FUND  INC.
FEDERATED NEW YORK          1           Municipal Bond Fund               25,872,652      Y       11/24/1992
MUNICIPAL INCOME FUND

FEDERATED OHIO              1           Municipal Bond Fund               83,338,048      Y       10/10/1990
MUNICIPAL INCOME FUND

FEDERATED PENNSYLVANIA      2           Municipal Bond Fund              275,778,712      Y       10/10/1990
MUNICIPAL INCOME FUND

FEDERATED SHORT-TERM        2        Short-Term Corporate Bond           207,163,830      N        7/1/1986
INCOME FUND                              Fund - High Grade
FEDERATED SHORT-TERM        2           Municipal Bond Fund              210,654,632      N       8/20/1981
MUNICIPAL TRUST

FEDERATED STRATEGIC         4                Balanced                    954,335,532      Y        4/5/1994
INCOME FUND

FEDERATED TOTAL RETURN      2          Mortgage Backed Fund              122,228,633      N       1/19/1994
BOND FUND

FEDERATED                   1          Mortgage Backed Fund              123,910,378      N       12/2/1985
U.S.GOVERNMENT BOND

FUND

FEDERATED ULTRASHORT        1            US Government ST                  7,715,615      N       10/27/1998
BOND FUND

FEDERATED US                2          Government Bond Fund              648,386,984      N       3/15/1984
GOVERNMENT SECURITIES
FUND: 1-3 YEARS

FEDERATED US                2          Government Bond Fund              773,872,367      N       2/18/1983
GOVERNMENT SECURITIES
FUND: 2-5 YEARS

FEDERATED US                2          Government Bond Fund              103,424,454      N       9/13/1995
GOVERNMENT SECURITIES
FUND: 5-10 YRS

HIGHLANDER INCOME FUND      1             High Yield Fund                 29,422,985      N       6/30/1994
INC. (co-advised)
LIBERTY TERM TRUST          1          Mortgage Backed Fund               39,539,920      N       3/27/1992
INC. - 1999

                                                                   ------------------
TOTAL FIXED INCOME                                                   $16,437,466,753
FUNDS

                                                                   ------------------
                                                                   ------------------
TOTAL NON-MONEY MARKET                                               $31,940,813,702
FUNDS

                                                                   ------------------
MONEY MARKET FUNDS:

ALABAMA MUNICIPAL CASH      1         Municipal Money Market            $177,568,427      N       12/1/1993
TRUST

ARIZONA MUNICIPAL CASH      1         Municipal Money Market              30,938,927      N       5/30/1998
TRUST

AUTOMATED CASH              2         Prime Money Market Fund          2,340,177,446      N       9/19/1996
MANAGEMENT TRUST

AUTOMATED GOVERNMENT        1      Government Money Market Fund          957,114,935      N        2/2/1990
CASH RESERVES

AUTOMATED GOVERNMENT        1      Government Money Market Fund        2,386,331,956      N        6/1/1982
MONEY TRUST

AUTOMATED TREASURY          1      Government Money Market Fund          286,090,750      N        8/5/1991
CASH RESERVES

CALIFORNIA MUNICIPAL        2         Municipal Money Market             401,044,273      N       2/29/1996
CASH TRUST

CONNECTICUT MUNICIPAL       1         Municipal Money Market             359,308,898      N       11/1/1989
CASH TRUST






                        Number of                                       Assets
                        Share                                       as of December 31,
                        Classes                                          1998
       FUND NAME        12/31/98          FUND CATEGORY                                LOAD        FUND
                                                                                                EFFECTIVE DATE


EDWARD D. JONES DAILY       1      Government Money Market Fund        7,067,968,429      N        5/9/1980
PASSPORT CASH TRUST

FEDERATED MASTER TRUST      1         Prime Money Market Fund            453,717,058      N       12/16/1977
FEDERATED PRIME MONEY       1         Prime Money Market Fund            101,889,493      N       12/15/1993
FUND II

FEDERATED SHORT-TERM        1      Government Money Market Fund          350,002,552      N       4/16/1987
U.S. GOVERNMENT TRUST
FEDERATED SHORT-TERM        1      Government Money Market Fund          588,846,899      N       9/20/1993
U.S. PRIME FUND

FEDERATED SHORT-TERM        3      Government Money Market Fund        1,124,775,514      N       1/18/1991
U.S.GOVT SECURITIES

FUND

FEDERATED SHORT-TERM        1      Government Money Market Fund          479,320,338      N       4/16/1992
U.S.TREASURY

SECURITIES FUND

FEDERATED TAX-FREE          1         Municipal Money Market             547,741,616      N        3/6/1979
TRUST

FLORIDA MUNICIPAL CASH      2         Municipal Money Market             804,195,214      N       11/16/1995
TRUST

GEORGIA MUNICIPAL CASH      1         Municipal Money Market             199,640,381      N       8/14/1995
TRUST

GOVERNMENT CASH SERIES      1      Government Money Market Fund          624,520,124      N       8/15/1989
GOVERNMENT OBLIGATIONS      2      Government Money Market Fund        5,817,681,530      N       12/11/1989
FUND

GOVERNMENT OBLIGATIONS      2      Government Money Market Fund        2,640,242,696      N        5/7/1995
TAX MANAGED FUND

LIBERTY U.S.                2      Government Money Market Fund          659,712,126      N        6/6/1980
GOVERNMENT MONEY
MARKET TRUST

LIQUID CASH TRUST           1      Government Money Market Fund          515,704,425      N       12/12/1980
MARYLAND MUNICIPAL          1         Municipal Money Market              73,107,018      N        5/4/1994
CASH TRUST

MASSACHUSETTS               2         Municipal Money Market             455,019,617      N       2/22/1993
MUNICIPAL CASH TRUST

MICHIGAN MUNICIPAL          2         Municipal Money Market             223,375,568      N       2/29/1996
CASH TRUST

MINNESOTA MUNICIPAL         2         Municipal Money Market             547,261,640      N       12/31/1990
CASH TRUST

MONEY MARKET                1         Prime Money Market Fund             83,474,933      N       2/25/1993
MANAGEMENT  INC.
MONEY MARKET TRUST          1         Prime Money Market Fund            450,295,952      N       10/13/1978
MUNICIPAL CASH SERIES       1         Municipal Money Market             650,002,580      N       8/15/1989
MUNICIPAL CASH SERIES       1         Municipal Money Market             253,076,037      N       1/25/1991
II

MUNICIPAL OBLIGATIONS       3         Municipal Money Market             338,897,497      N        2/5/1993
FUND

NEW JERSEY MUNICIPAL        2         Municipal Money Market             183,236,724      N       12/10/1990
CASH TRUST

NEW YORK MUNICIPAL          2         Municipal Money Market             576,123,986      N       5/30/1994
CASH TRUST

NORTH CAROLINA              1         Municipal Money Market             202,746,572      N       12/1/1993
MUNICIPAL CASH TRUST

OHIO MUNICIPAL CASH         3         Municipal Money Market             588,942,030      N       3/26/1991
TRUST

PENNSYLVANIA MUNICIPAL      3         Municipal Money Market             494,300,480      N       12/21/1990
CASH TRUST

PRIME CASH OBLIGATIONS      3         Prime Money Market Fund          2,687,321,928      N        2/5/1993
FUND

PRIME CASH SERIES           1         Prime Money Market Fund          4,234,075,226      N       8/15/1989
PRIME OBLIGATIONS FUND      2         Prime Money Market Fund          9,947,252,170      N        7/5/1994
PRIME VALUE                 3         Prime Money Market Fund          1,923,000,510      N        2/5/1993
OBLIGATIONS FUND

TAX-FREE INSTRUMENTS        2         Municipal Money Market           1,915,324,538      N       12/21/1982
TRUST



                        Number of                                       Assets
                        Share                                       as of December 31,
                        Classes                                          1998
       FUND NAME        12/31/98          FUND CATEGORY                                LOAD        FUND
                                                                                                EFFECTIVE DATE


TAX-FREE OBLIGATIONS        2         Municipal Money Market           3,178,726,939      N       12/11/1989
FUND

TENNESSEE MUNICIPAL         2         Municipal Money Market              71,937,172      N       5/14/1996
CASH TRUST

TREASURY CASH SERIES        1      Government Money Market Fund          974,884,838      N        2/5/1990
TREASURY CASH SERIES II     1      Government Money Market Fund          196,300,140      N       1/25/1991
TREASURY OBLIGATIONS        3      Government Money Market Fund       11,912,327,008      N       4/14/1997
FUND

TRUST FOR GOVERNMENT        1      Government Money Market Fund          648,126,453      N       3/30/1989
CASH RESERVES

TRUST FOR SHORT-TERM        1      Government Money Market Fund          607,142,146      N       12/29/1975
U.S. GOVERNMENT
SECURITIES

TRUST FOR U.S.              1      Government Money Market Fund        1,697,813,635      N       11/8/1979
TREASURY OBLIGATIONS

U.S. TREASURY CASH          2      Government Money Market Fund        2,568,258,718      N       5/14/1991
RESERVES

VIRGINIA MUNICIPAL          2         Municipal Money Market             263,582,806      N       8/30/1993
CASH TRUST

                                                                   ------------------
TOTAL MONEY MARKET                                                   $76,860,468,868
FUNDS

                                                                   ------------------


                        -----------                                ------------------
MANAGED FUND TOTAL         244                                      $108,801,282,570
                        -----------                                ------------------

Other Managed Assets                                                  $2,752,643,881

                                                                   ------------------

                                                                   ==================
TOTAL MANAGED ASSETS                                                $111,553,926,451

                                                                   ==================

Summary:
Total Number of Load

Funds:  35
Total Number of
No-Load Funds:  91
Total Number of
Funds:  126

* "fund-of-funds"
product which invests
principally in shares
of other Federated
managed funds