Form 10-Q
period 1999-03-31
FEDERATED INVESTORS INC /PA/
filed 1999-05-13
CIK 1056288

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended             MARCH 31, 1999
                                      ----------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 12, 1999, the Registrant had outstanding 6,000 shares of Class A Common Stock and 85,478,850 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q

                           For the Three Months Ended
                                 March 31, 1999

                                      Index

                                                                        PAGE NO.

Part I.        Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets at

               March 31, 1999 and December 31, 1998                           3

               Consolidated Statements of Income
               for the Three Months Ended

               March 31, 1999 and 1998                                        4

               Consolidated Statements of Cash
               Flows for the Three Months Ended

               March 31, 1999 and 1998                                        5

               Notes to Consolidated Financial Statements                     6

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

        Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                   16

Part II.              Other Information

        Item 6.Exhibits and Reports on Form 8-K

               (a)   Exhibits required by Item 601 of Regulation S-K        16
(b)     Reports on Form 8-K                                                 16

Signatures                                                                  17



FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)                                                                                MARCH 31,      DECEMBER 31,
                                                                                              1999            1998

                                                                                          -------------   -------------

CURRENT ASSETS:

   Cash and cash equivalents                                                            $               $
                                                                                               179,311         185,581
   Securities available for sale
                                                                                                39,251          13,398
   Receivables, net of reserve of $573 and $1,276, respectively
                                                                                                33,287          30,969
   Accrued revenues
                                                                                                 4,067           3,666
   Prepaid expenses
                                                                                                 2,714           4,688
   Other current assets
                                                                                                 4,214           3,958
                                                                                          -------------   -------------

               Total current assets
                                                                                               262,844         242,260
                                                                                          -------------   -------------

LONG-TERM ASSETS:
   Customer relationships, net of accumulated amortization of $41,173 and $39,571,

respectively                                                                                    14,706          17,743
   Goodwill, net of accumulated amortization of $14,324 and $13,762, respectively
                                                                                                34,544          35,107
   Other intangible assets, net of accumulated amortization of $94 and $3,608,
respectively                                                                                        97             103
   Deferred sales commissions, net
                                                                                               271,566         258,593
   Property and equipment, net of accumulated depreciation of $43,177 and $42,959,
respectively                                                                                    21,185          21,550
   Other long-term assets
                                                                                                 6,253           4,664
                                                                                          -------------   -------------

               Total long-term assets
                                                                                               348,351         337,760
                                                                                          -------------   -------------

                    Total assets                                                        $               $
                                                                                               611,195         580,020
                                                                                          =============   =============

CURRENT LIABILITIES:
   Cash overdraft                                                                       $               $
                                                                                                 7,541           5,932
   Current portion of long-term debt - recourse
                                                                                                   244             239
   Accrued expenses
                                                                                                31,587          51,096
   Accounts payable
                                                                                                24,927          24,864
   Income taxes payable
                                                                                                14,935           2,522
   Other current liabilities
                                                                                                 3,599           1,675
                                                                                          -------------   -------------

               Total current liabilities
                                                                                                82,833          86,328
                                                                                          -------------   -------------

LONG-TERM LIABILITIES:
   Long-term debt - recourse

                                                                                                98,635          98,698
   Long-term debt - nonrecourse
                                                                                               284,991         272,850
   Deferred tax liability, net
                                                                                                31,700          29,949
   Other long-term liabilities
                                                                                                 5,121           2,818
                                                                                          -------------   -------------

               Total long-term liabilities
                                                                                               420,447         404,315
                                                                                          -------------   -------------

                    Total liabilities
                                                                                               503,280         490,643
                                                                                          -------------   -------------

Minority interest
                                                                                                   635             671
                                                                                          -------------   -------------

SHAREHOLDERS' EQUITY :
   Common Stock :

      Class A, no par value, 20,000 shares
       authorized, 6,000 shares issued and outstanding

                                                                                                   189             189
      Class B, no par value, 900,000,000 shares
       authorized, 86,337,000 shares issued

                                                                                                75,077          75,090
   Retained earnings
                                                                                                38,003          14,556
   Treasury stock, at cost, 458,150 and 138,750 shares Class B Common Stock,
respectively                                                                                   (4,600)            (23)
   Employee restricted stock plan
                                                                                               (1,384)         (1,512)
   Accumulated other comprehensive income
                                                                                                   (5)             406
                                                                                          -------------   -------------

               Total shareholders' equity
                                                                                               107,280          88,706
                                                                                          -------------   -------------

                    Total liabilities, minority interest, and shareholders' equity      $               $
                                                                                               611,195         580,020
                                                                                          =============   =============
(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.)



FEDERATED INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME                               THREE MONTHS ENDED
(dollars in thousands, except per share data)                       MARCH 31,

                                                              -----------------------
(unaudited)                                                     1999         1998
                                                              ----------   ----------
REVENUE:
     Investment advisory fees, net-Federated funds          $            $
                                                                 73,839       61,905

     Investment advisory fees, net-other
                                                                  2,265        1,772
     Administrative service fees, net-Federated funds
                                                                 19,801       17,262
     Administrative service fees, net-other
                                                                  5,302        6,661
     Other service fees, net-Federated funds
                                                                 28,379       22,496
     Other service fees, net-other
                                                                  5,360        6,279
     Commission income
                                                                    991          941
     Interest and dividends
                                                                  3,079        1,395
     Gain on sale of securities available for sale
                                                                    748          189
     Other income
                                                                  1,503        3,692
                                                              ----------   ----------
          Total revenue
                                                                141,267      122,592
                                                              ----------   ----------

OPERATING EXPENSES:
     Compensation and related

                                                                 39,103       37,518

     Advertising and promotional
                                                                 12,859       11,207
     Systems and communications
                                                                  7,338        6,361
     Office and occupancy
                                                                  6,416        6,625
     Professional service fees
                                                                  5,950        5,591
     Travel and related
                                                                  3,346        3,124
     Amortization of deferred sales commissions
                                                                 10,241        5,174
     Amortization of intangible assets
                                                                  3,606        3,776
     Other
                                                                    415        3,323
                                                              ----------   ----------
          Total operating expenses
                                                                 89,274       82,699
                                                              ----------   ----------

Operating income
                                                                 51,993       39,893
                                                              ----------   ----------

NONOPERATING EXPENSES:
     Debt expense - recourse

                                                                  2,220        2,205

     Debt expense - nonrecourse
                                                                  5,462        3,947
                                                              ----------   ----------
          Total nonoperating expenses
                                                                  7,682        6,152
                                                              ----------   ----------

Income before minority interest and income taxes
                                                                 44,311       33,741

Minority interest
                                                                  2,449        1,996
                                                              ----------   ----------

Income before income taxes
                                                                 41,862       31,745

Income tax provision
                                                                 15,141       10,908
                                                              ----------   ----------

Net income                                                  $            $
                                                                 26,721       20,837
                                                              ==========   ==========



EARNINGS PER SHARE:

     Basic and diluted                                      $      0.31  $      0.25
                                                              ==========   ==========

Cash dividends per share                                    $    0.0380  $    0.0208
                                                              ==========   ==========


PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE ONE-FOR-ONE AND THE ONE-FOR-TWO STOCK DIVIDENDS PAID IN 1998.

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)



FEDERATED INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                              THREE MONTHS ENDED
(dollars in thousands)                                                                  MARCH 31,

                                                                                  ----------------------
(unaudited)                                                                         1999         1998
                                                                                  ----------   ---------

OPERATING ACTIVITIES:

   Net income                                                                   $    26,721  $   20,837
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES:

     Amortization of intangible assets                                                3,606       3,776
     Depreciation and other amortization                                              1,846       1,803
     Amortization of deferred sales commissions                                      10,241       5,174
     Minority interest                                                                2,449       1,996
     Loss (gain) on disposal of property and equipment                                    8        (59)
     Amortization of employee restricted stock and other compensation                   114         371
plans

     Provision (benefit) for deferred income taxes                                    1,981       (293)
     Net realized gain on sale of securities available for sale                       (748)       (189)
     Deferred sales commissions paid                                               (31,805)    (40,159)
     Contingent deferred sales charges received                                       8,591       4,408
     Foreign currency translation, net of tax                                          (25)           0
     Other                                                                               11          12
     Other changes in assets and liabilities:
       Increase in receivables, net                                                 (2,318)     (3,500)
       (Increase) decrease in accrued revenues                                        (401)       1,206
       Decrease in prepaid expenses and other current assets                          1,718         622
       (Increase) decrease in other long-term assets                                (1,309)         420
       Decrease in accounts payable and accrued expenses                           (19,446)       (372)
       Increase in income taxes payable                                              12,413      18,939
       Increase (decrease) in other current liabilities                               3,533     (1,781)
       Increase (decrease) in other long-term liabilities                             2,290        (38)
                                                                                  ----------   ---------

Net cash provided by operating activities                                            19,470      13,173
                                                                                  ----------   ---------

INVESTING ACTIVITIES:

   Additions to property and equipment                                              (1,176)       (894)
   Cash paid for acquisitions                                                             0       (162)
   Investment in joint venture                                                        (592)           0
   Purchases of securities available for sale                                      (40,079)       (790)
   Proceeds from redemptions of securities available for sale                        14,362       5,800
                                                                                  ----------   ---------

     Net cash (used) provided by investing activities                              (27,485)       3,954
                                                                                  ----------   ---------

FINANCING ACTIVITIES:
   Distributions to minority interest                                               (2,485)     (1,862)
   Dividends paid                                                                   (3,276)
                                                                                                (1,738)

   Proceeds from issuance of Common Stock/options                                         0       1,000
   Purchase of Treasury Stock                                                                         0
                                                                                    (4,577)

   Proceeds from new borrowings - nonrecourse                                        30,827
                                                                                                 33,444
   Payments on debt - recourse                                                         (58)        (51)
   Payments on debt - nonrecourse                                                  (18,686)
                                                                                               (10,911)

                                                                                  ----------   ---------

     Net cash provided by financing activities                                        1,745      19,882
                                                                                  ----------   ---------

Net (decrease) increase in cash and cash equivalents                                (6,270)      37,009
Cash and cash equivalents, beginning of period                                      185,581      22,912
                                                                                  ----------   ---------

Cash and cash equivalents, end of period                                        $   179,311  $   59,921
                                                                                  ==========   =========


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)

                            FEDERATED INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  Summary of Significant Accounting Policies

     (a)        BASIS OF PRESENTATION

         The interim consolidated financial statements of Federated Investors, Inc. (Federated) included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

         In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results will differ from such estimates and such differences may be material to the financial statements.

         These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items previously reported have been reclassified to conform with the current year's presentation.

     (b)   RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), requires that all derivatives, including hedges, be recorded at fair value and that all changes in fair value or cash flow of both the hedge and the hedged item be recognized in earnings in the same period. SFAS 133 is effective for years beginning after June 15, 1999, but companies may adopt SFAS 133 as of the beginning of any fiscal quarter that begins after June 1998. The adoption of SFAS 133 is not expected to have a significant effect on earnings or the financial position of Federated based on the current minimal use of derivatives.

 (2)   Securitization of B Share Assets and Nonrecourse Debt

         Federated sells the rights to the future revenue streams associated with the 12b-1, shareholder service and CDSC fees of the Class B Shares of various mutual funds it manages on a continuous basis. For accounting purposes, transactions executed under the agreement are reflected as financings and nonrecourse debt has been recorded at interest rates based on current market conditions.

                            FEDERATED INVESTORS, INC.

                                           (UNAUDITED)

(2)     Securitization of B Share Assets and Nonrecourse Debt, Continued

       The following tables summarize the changes in both the deferred sales commissions and nonrecourse debt related to this agreement:

                                                      Three Months Ended
                                                     March 31, 1999

                                                     ---------------
                                                     (IN THOUSANDS)

Deferred B Share Sales Commissions:

            Financed balance at December 31,       $        249,580
            1998...........................
            B Share sales commissions                        30,090
            financed..............................
            CDSC fees                                       (8,300)
            collected..............................................

            Amortization.....................................(9,263)

                                                     ---------------

            Financed balance at March 31,          $        262,107
            1999.......................................
                                                     ===============

Nonrecourse Debt:

            Balance at December 31,                $        272,850
            1998.............................................
            Additional                                       30,827
            financings...............................................

            Payments of nonrecourse                        (18,686)
            debt.........................................

                                                     ---------------

            Balance at March 31,                   $        284,991
            1999...................................................
                                                     ===============



Below is the activity of the nonrecourse debt tranches:

                                                                       (IN THOUSANDS)

                                                  ----------------------------------------------------------
                                   Interest         Balance       Additional                      Balance

Tranche                              Rate          12/31/98       Financings       Payments       3/31/99
---------------------------------  ----------     ------------    -----------    ------------    -----------
1997-1 Class                           7.44%    $      74,251   $              $       5,343   $     68,908
A.......................................................                                              -
1997-1 Class B..................................................       9.80%            9,700         9,700
                                                                  -              -
Financings 10/97 through               7.60%          177,443                         13,343        164,100
11/98.............................                                                  -
Financings 12/98 through               6.68%           11,456         30,827                         42,283
3/99........................................                                                               -
                                                  ============    ===========    ============    ===========
                                                $     272,850   $     30,827   $      18,686   $    284,991
                                                  ============    ===========    ============    ===========


(3)    Long-Term Debt - Recourse

        Federated's long-term debt - recourse consisted of the following:




                                             Interest      March 31,      December 31,
                                               Rate           1999            1998

                                            -----------   -------------   -------------
                                                                 (IN THOUSANDS)
Recourse Debt:

     Senior Secured Note Purchase             7.96%     $       98,000  $       98,000
Agreement.............................
     Capitalized                            7.1%-8.5%              879             937
leases........................................................
                                                          -------------   -------------
            Total recourse                                      98,879          98,937
debt.........................................................
     Less current                                                  244             239
portion......................................................
                                                          -------------
                                                          =============   =============
     Total long-term debt -                             $       98,635  $       98,698
recourse..............................................
                                                          =============   =============


                            FEDERATED INVESTORS, INC.

                                   (UNAUDITED)

(4)     Common Stock

(a)     Initial Public Offering and Subsequent Merger

         On May 19, 1998, Federated Investors was merged with and into Federated Investors, Inc., its wholly owned subsidiary. All outstanding Class A and Class B Common Shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B Common Stock of Federated Investors, Inc., respectively, with the same proportionate ownership and substantially similar rights, and all Treasury Stock of Federated Investors was retired.

         As a condition precedent to the merger described above, Federated Investors, Inc. issued an additional 2,610,000 shares of Class B Common Stock in an initial public offering for net proceeds of approximately $46.2 million in cash.

       (b)  Dividends

         Federated's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any loss) of Federated less any stock repurchase payments during the period from January 1, 1998 to and including the date of payment. The Senior Secured Note Purchase Agreement allows dividends to an amount of $5 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1996 to and including the date of payment. Cash dividends of $0.038 per share or approximately $3.3 million were paid in the first quarter of 1999 to holders of common shares. Additionally, on April 20, 1999, the board of directors of Federated declared a dividend of $0.042 per share to be paid on May 14, 1999, to shareholders of record as of May 3, 1999. After the payment of the dividend on May 14, 1999, approximately $56.6 million is available to pay dividends under the more restrictive of the two debt covenant limitations.

       (c)  Employee Stock Purchase Plan

         In July 1998, Federated established an Employee Stock Purchase Plan which allows employees to purchase a maximum of 500,000 shares of Class B Common Stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B Common Stock on a quarterly basis at the market price. The shares under the plan may be newly issued or may be shares purchased on the open market.

(d)     Stock Repurchase Program

           On January 26, 1999, the board of directors approved a share repurchase program authorizing Federated to purchase up to $20 million of Federated Class B Common Stock over the next 12 months. The program authorizes executive management to make purchases in open market transactions, with the timing of the purchases and the amount of shares to be determined by the Federated executive management team. The stock will be held in treasury for employee benefit plans, potential acquisitions and other corporate activities. As of May 12, 1999, Federated has purchased 674,400 shares of Class B Common Stock for approximately $11.0 million under this program.

                            FEDERATED INVESTORS, INC.

                                   (UNAUDITED)

(5)  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:


                                                                 Three Months Ended
                                                                     March 31,

                                                           -------------------------------
                                                               1999              1998
                                                           -------------     -------------
                                                             (IN THOUSANDS, EXCEPT PER
                                                                    SHARE DATA)
Numerator:

      Net income..............................           $       26,721    $       20,837
                                                           =============     =============

Denominator:

      Basic weighted-average shares                              85,001            82,335
      outstanding.................................................

      Dilutive potential shares from stock-based                  2,578             1,955
      compensation.............
                                                           -------------     -------------
      Diluted weighted-average shares                            87,579            84,290
      outstanding.............................................
                                                           =============     =============

      Basic and diluted earnings per                     $         0.31    $         0.25
      share............................................................................
                                                           =============     =============




(6)     Comprehensive Income

      Comprehensive income was $26.3 million and $20.8 million for the three month periods ended March 31, 1999 and 1998, respectively.

(7)     Subsequent Events

                On April 22, 1999, Federated entered into a collateralized bond obligation (CBO) transaction with various institutional investors. Federated, as collateral manager for the CBO, will manage the collateral securities equal to approximately $360 million in high yield assets. Federated purchased $11.0 million of subordinated notes issued by the CBO special purpose vehicle which will be classified as "Securities available for sale" in the Consolidated Balance Sheets.

     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  HIGHLIGHTS


SELECTED OPERATING DATA                                         Three Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        March 31,

                                                            ----------------------------
                                                               1999             1998
                                                            -----------       ----------
Total revenue...............................................$   141,267      $   122,592
Operating expenses..........................................     89,274           82,699
                                                            -----------       ----------
Operating income............................................... 51,993           39,893
Nonoperating expenses and minority                              10,131            8,148
interest.........................................................
                                                            -----------       ----------
Income before income taxes......................................41,862           31,745
Income tax provision............................................15,141           10,908
                                                            ===========       ==========
Net income............................................... $     26,721      $    20,837
                                                            ===========       ==========

Operating margin percentage                                        37%              33%

Earnings per share - basic and                            $       0.31      $      0.25
diluted............................................................





MANAGED AND ADMINISTERED ASSETS AT PERIOD END
(IN MILLIONS)                                                        March 31,                 %
                                                               1999             1998        Change
                                                            -----------       ----------   ----------


Money market funds.......................................$     78,178      $    64,215          22%
Fixed income funds........................................     16,967           15,601           9%
Equity funds..............................................     16,126           13,843          16%
Separate accounts.........................................      3,679            2,389          54%
                                                            ===========       ==========
               Total Managed                              $    114,950      $    96,048          20%
Assets....................................................
                                                            ===========       ==========

               Total Administered                         $     30,367      $    51,651        (41%)
Assets....................................................
                                                            ===========       ==========





AVERAGE MANAGED AND ADMINISTERED ASSETS                         Three Months Ended
(IN MILLIONS)                                                        March 31,                 %

                                                            ----------------------------
                                                               1999             1998        Change
                                                            -----------       ----------   ----------

Money market funds.......................................$     78,495      $    64,830          21%
Fixed income funds.......................................      16,810           15,407           9%
Equity funds.............................................      15,806           12,569          26%
Separate accounts........................................       2,841            2,296          24%
                                                            ===========       ==========
               Total average Managed                      $    113,952      $    95,102          20%
Assets...................................................
                                                            ===========       ==========

               Total average Administered                 $     29,454      $    49,946        (41%)
Assets...................................................
                                                            ===========       ==========


COMPONENTS OF CHANGES IN EQUITY AND FIXED INCOME FUND MANAGED ASSETS




(IN                                                                Three Months Ended
MILLIONS)

                                                                        March 31,
EQUITY                                                           1999               1998
FUNDS


            Beginning assets..................................$   15,503       $     11,710
                                                              -----------        -----------
                      Sales...................................     1,369              1,390
                      Redemptions.............................    (1,007)              (631)
                                                              -----------        -----------
                                Net                                  362                759
                      sales......................................
                      Net exchanges.............................      11                 51
                      Other*.........................................250              1,323
                                                              ===========        ===========
            Ending assets....................................$     16,126       $     13,843
                                                              ===========        ===========


FIXED INCOME FUNDS

            Beginning assets................................$      16,437       $     15,067
                                                              -----------        -----------
                      Sales...................................      1,776              1,577
                      Redemptions.............................    (1,459)            (1,063)
                                                              -----------        -----------
                                Net                                   317                514
                      sales......................................
                      Net exchanges................................   207              (130)
                      Other*..........................................  6                150
                                                              ===========        ===========
            Ending assets....................................$     16,967       $     15,601
                                                              ===========        ===========

     * Primarily reinvested dividends and distributions, net investment income and changes in the value of securities held by the funds.




     RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998
         In preparing the discussion and analysis below, Federated has presumed that the readers of the interim financial information have read or have access to Federated's discussion and analysis of financial condition and results of operations contained in Federated's Annual Report on Form 10-K for the year ended December 31, 1998.

         NET INCOME. Net income for the three months ended March 31, 1999 was $26.7 million, or $0.31 per diluted share, a 28% and 24% increase, respectively, over the same period in 1998. Revenue growth of 15% resulting from a 20% increase in average Managed Assets as well as improvements in operating margins from 33% to 37% were the primary reasons for the improved financial performance.

         REVENUE. Federated's consolidated revenue increased $18.7 million, or 15%, to $141.3 million for the quarter ended March 31, 1999 from $122.6 million for the same period in 1998. Revenue from Managed Assets increased $20.9 million, or 20%, due principally to the 20% increase in average Managed Assets from $95.1 billion for the first quarter of 1998 to $114.0 billion for the first quarter of 1999, including increases of 21%, 9%, 26%, and 24% in money market funds, fixed income funds, equity funds, and separate accounts, respectively. Service-related revenues from sources other than Managed Assets decreased by $2.3 million due primarily to the 41% reduction in average Administered Assets from $49.9 billion to $29.5 billion for the first quarter of 1998 and 1999, respectively, resulting from the loss of servicing clients in 1998. Interest and dividends increased by $1.7 million, or 121%, over the prior year first quarter as a result of higher levels of invested cash resulting from the net proceeds from Federated's initial public offering in May 1998 and cash generated from operations. Other income decreased $2.2 million, or 59%, from $3.7 million for the first three months of 1998 to $1.5 million for the same period in 1999 primarily as a result of a servicing contract buyout in the first quarter of 1998 totaling $2.5 million.

         OPERATING EXPENSES. Total operating expenses increased from $82.7 million for the first quarter of 1998 to $89.3 million for the first quarter of 1999, an increase of $6.6 million, or 8%. Expense management continues to be a major focus for Federated, with expense increases largely attributable to increases in variable expenses due to continued sales and the resultant growth in assets under management as well as higher levels of profitability. As a result, expense growth has been contained at levels substantially below the 15% increase in revenues and, accordingly, operating margins have improved to 37% for the quarter ended March 31, 1999 from 33% for the same period in 1998.

         Compensation and related expenses increased $1.6 million, or 4%, from $37.5 million for the quarter ended March 31, 1998 to $39.1 million for the quarter ended March 31, 1999 due principally to salary increases for employees as well as the resulting increases in payroll taxes and retirement plan matching contributions.

         Advertising and promotional expenses increased from $11.2 million for the quarter ended March 31, 1998 to $12.9 million for the quarter ended March 31, 1999, an increase of $1.7 million, or 15%, primarily as a result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds.

         Systems and communications expenses increased $0.9 million, or 15%, from $6.4 million for the first three months of 1998 to $7.3 million for the same period in 1999 primarily due to new computer hardware leasing agreements and the renegotiation of an alliance agreement with a third-party vendor.

         Professional service fees increased from $5.6 million for the quarter ended March 31, 1998 to $6.0 million for the quarter ended March 31, 1999, an increase of $0.4 million, or 6%, due principally to increased service fees related to subcontracted portfolio accounting services.

         Amortization of deferred sales commissions increased from $5.2 million for the first quarter of 1998 to $10.2 million for the same period in 1999, an increase of $5.0 million, or 98%. This increase is due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require Federated to advance commissions to the broker / dealers.

         Other expenses decreased $2.9 million, or 88%, from $3.3 million for the quarter ended March 31, 1998 to $0.4 million for the quarter ended March 31, 1999. This decrease is predominantly attributable to the reduction of bad debt expense as a result of the improved collection of accounts receivable as well as the reduction in processing errors and related penalties.

         NONOPERATING EXPENSES. Nonoperating expenses increased by $1.5 million, or 25%, to $7.7 million for the three months ended March 31, 1999 as compared to $6.2 million for the three months ended March 31, 1998 due to interest expense recognized relative to the increased level of nonrecourse debt incurred as a result of the continued financing of certain future cash flows related to the B Share fund assets.

         MINORITY INTEREST. The minority interest increased from $2.0 million for the first quarter of 1998 to $2.4 million for the first quarter of 1999, an increase of $0.4 million, or 23%. This increase is a result of higher net income being recorded for the subsidiary for which Federated acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average Managed Assets of the funds which the subsidiary advises.

         INCOME TAXES. The income tax provision for the quarter ended March 31, 1999 was $15.1 million as compared to $10.9 million for the first quarter of 1998, an increase of $4.2 million, or 39%. This increase was due primarily to the increase in the level of income before income taxes from $31.7 million for the three months ended March 31, 1998 to $41.9 million for the three months ended March 31, 1999, an increase of 32%.

  CAPITAL RESOURCES AND LIQUIDITY

         CASH FLOW. Cash provided by operating activities totaled $19.5 million for the quarter ended

        March 31, 1999. The cash flow from operating activities was primarily utilized for purchases of securities available for sale, dividend payments, distributions to the minority interest, the repurchase of Treasury Stock as well as payments on long-term debt.

         DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT. Certain subsidiaries of Federated pay commissions to broker / dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, Federated retains certain distribution and servicing fees from the mutual fund over the outstanding life of such shares. These fees consist of 12b-1, shareholder service and contingent deferred sales charge (CDSC) fees. Both 12b-1 and shareholder service fees are calculated as a percentage of average Managed Assets associated with the related classes of shares. If shares are redeemed before the end of a specified holding period as outlined in the related mutual fund prospectus, the mutual fund shareholder is normally required to pay Federated a CDSC fee based on a percentage of the lower of the current market value or the original cost basis of the redeemed shares, such percentage diminishing over a recovery schedule not to exceed six years.

         For non-B Share related sales, the up-front commissions Federated pays to broker / dealers are capitalized, recorded as deferred sales commissions and amortized over the estimated benefit period not to exceed CDSC periods. The 12b-1 and shareholder service fees are recognized in the statements of income over the life of the mutual fund class share. Any CDSC fees collected are used to reduce the deferred sales commission asset.

         For B Share related sales, Federated has agreed to sell, on a regular basis over a three-year contract period terminating in 2000, the rights associated with certain of the future fee revenue associated with the deferred sales commissions. For accounting purposes, the sales of the future cash flow rights have been accounted for as financings and nonrecourse debt was recorded.

         The following table demonstrates the effects of the B Share financing program on both the Consolidated Balance Sheets at March 31, 1999 and December 31, 1998, and the Consolidated Statements of Income for the three-month periods ended March 31, 1999 and 1998:



(IN THOUSANDS)                                                1999                      1998
---------------------------------------------------------------------------------------------
MARCH 31 AND DECEMBER 31, RESPECTIVELY

Assets
     Deferred sales commissions, net*             $        262,107              $    249,580
     Receivables                                             6,996                     6,314
     Other long-term assets                                  2,610                     2,798
Liabilities

     Long-term debt - nonrecourse                 $        284,991              $    272,850
     Accounts payable                                        4,498                     3,951

THREE MONTHS ENDED MARCH 31

Revenues

     Other service fees, net - Federated          $         15,929              $     11,048
funds
Expenses
     Amortization of deferred sales               $          9,263              $      4,517
commissions

     Debt expense - nonrecourse                              5,462                     3,947
     Other expenses                                            160                       246



* EXCLUDES DEFERRED SALES COMMISSIONS RELATED TO B SHARE REVENUE STREAMS WHICH HAVE NOT BEEN FINANCED AS OF THE END OF THE PERIOD DUE TO THE TIMING OF THE SALE OF THE REVENUE STREAMS TO THE THIRD PARTY.

         Due to the nonrecourse nature of this financing arrangement, the $17.8 million excess of B Share-related liabilities over the related assets at March 31, 1999, will be recognized in income over the remaining life of the B Share cash flows.

         CAPITAL EXPENDITURES. Capital expenditures totaled $1.2 million for the first quarter of 1999, which excludes Year 2000-related project costs described below.

         DIVIDENDS. Federated's board of directors adopted a policy in 1998 to declare and pay cash dividends on a quarterly basis. A dividend of $0.0208 per share was paid in the first quarter of 1998, and dividends of $0.038 per share were paid in the second, third and fourth quarters of 1998 and in the first quarter of 1999. Federated's board of directors declared a dividend of $0.042 per share to be paid on May 14, 1999 to registered shareholders as of May 3, 1999. After the payment of the dividend on May 14, 1999, Federated, given current debt covenants, has the ability to pay dividends of approximately $56.6 million.

         DEBT FACILITIES. Federated has the following recourse debt facilities: Senior Secured Credit Agreement and Senior Secured Note Purchase Agreement.

         SENIOR SECURED CREDIT AGREEMENT: At March 31, 1999, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $150.0 million. The Senior Secured Credit Agreement contains various financial and other covenants. Federated was in compliance with all debt covenants at March 31, 1999.

         SENIOR SECURED NOTE PURCHASE AGREEMENT: The Senior Secured Note Purchase Agreement debt totaled $98.0 million as of March 31, 1999. The notes are due in seven annual $14.0 million installments beginning June 27, 2000, and maturing June 27, 2006. Federated was in compliance with all debt covenants at March 31, 1999.

         CAPITALIZED LEASE OBLIGATIONS. At March 31, 1999, Federated had capitalized lease obligations totaling $0.9 million related to certain telephone equipment. The scheduled principal payments approximate $0.2 million per year for 1999 through 2002.

         SHAREHOLDERS' EQUITY. In May 1998, Federated Investors was merged with and into Federated Investors, Inc., its wholly owned subsidiary. All outstanding Class A and Class B Common Shares of Federated Investors were exchanged for an equal number of shares of no par Class A and Class B Common Stock of Federated Investors, Inc., respectively, with the same proportionate ownership and substantially similar rights. All Treasury Stock of Federated Investors was retired, and additional paid-in capital was transferred to the no par Class A and Class B Common Stock of Federated Investors, Inc. based on their relative proportionate values immediately prior to the merger.

         Also in May 1998, Federated issued an additional 2,610,000 shares of Class B Common Stock in an initial public offering for net proceeds of approximately $46.2 million in cash.

         FUTURE CASH REQUIREMENTS. Management expects that the principal needs for cash will be to advance sales commissions, fund property and equipment acquisitions, pay shareholder dividends, repurchase company stock, service debt and fund strategic business acquisitions. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities, its B Share financing arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

         YEAR 2000 READINESS DISCLOSURE. Many existing information technology
        (IT) products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or when attempting to recognize the year 2000 as a leap year. These potential problems are collectively referred to as the "Year 2000," or "Y2K" problem. Also, the occurrence of such problems may take place before the year 2000 if a computer system utilizes future dates during its processing.

         STATE OF READINESS: Computer processing is critical to Federated's business operations, and the Y2K issue poses a significant potential risk to operations. Therefore, Federated has established an enterprise-wide project to address this issue. The project includes four phases: inventory / assessment, which includes the identification of all components of Federated's computing environment and the assessment of Y2K issues for these components; remediation of the Y2K issues identified in the inventory / assessment phase; testing to ensure that remediation was successful; and implementation of the modified systems.

         The project scope has been divided into four segments which comprise Federated's computing environment as follows:

o systems developed internally by Federated's IT division - this constitutes the majority of Federated's Y2K efforts; o mission-critical processing provided by the funds' service providers;

o    other critical aspects of systems and operations within the business units,
     including  both  commercially   available  computer  applications  and  the
     progress of key business partners; and

o embedded systems - for Federated's operations, embedded systems mainly consist of building systems and office equipment.

         As of the end of March 1999, Federated has completed the inventory / assessment phase with respect to its internally developed systems. Federated has also substantially completed (99%) the remediation and unit testing of individual programs. Approximately 90% of applications have been implemented into production after unit level testing. In addition, approximately 83% of these systems have finished the next phase, system level testing. The focus during the remainder of 1999 is to complete implementation and system testing during the first half of the year and test with external interfacing systems.

         Certain mission-critical processing is performed for Federated's funds by outside service providers, including the transfer agency, portfolio accounting, and custody functions. Federated has identified these service providers, is monitoring the progress of these companies in addressing Y2K issues via progress reports and meetings, and is working with these service providers to test their systems, as appropriate. As of the end of the first quarter of 1999, the critical service providers reported good progress and confidence in making their systems compliant.

         Assessment and remediation are underway for business unit systems, key business partners, and embedded systems. Federated currently expects to complete assessment and necessary remediation for these items by mid-1999. Some acceptance testing of vendor-supplied products will continue throughout 1999.

         Additionally, Federated is participating in the "industry-wide testing" being coordinated by the Securities Industry Association. This testing is being conducted to ensure that major broker / dealers, exchanges, clearing houses, and depositories are able to communicate properly in the year 2000. Federated participated in initial tests for processing of mutual fund transactions in both July and October 1998. Federated has also participated in the full industry-wide test conducted in March / April 1999 and encountered no Y2K-related errors.

         COSTS TO ADDRESS Y2K: Federated estimates its Y2K project will cost approximately $10 million. Federated has incurred approximately $6.5 million from the inception of the Y2K project through March 31, 1999, with $1.3 million being reflected within the current year's financial statements. Y2K costs are being funded from operating revenue and are being expensed as incurred. These cost estimates are subject to change as the project continues. The estimated total costs are not considered to have a material impact on Federated's results of operations or financial position.

         While certain non time-sensitive IT projects have been delayed due to Y2K efforts and costs, no strategic projects or projects for legal or regulatory requirements have been deferred or canceled.

         RISKS OF YEAR 2000 ISSUES: It must be realized that, as with all other companies in the financial services industry, many day-to-day functions of Federated are dependent on accurate computer processing. Further, this processing is conducted by an extensive network of systems, both internal to Federated and external, with both direct and indirect interaction. Accordingly, if not addressed, Y2K issues could result in Federated's inability to perform mission-critical functions, including the trading of securities and processing of fund shareowner transactions.

         A portion of Federated's business involves international investments, thereby exposing Federated to operations, custody and settlement processes outside the United States. Federated is monitoring the progress of the funds' international custodians in these areas. Federated is also assessing Y2K issues for other aspects of its international operations.

         Y2K is a risk for many of the issuers of the specific securities in which Federated's funds invest, in both the U.S. and international markets. Accordingly, Federated has incorporated assessment of Y2K risk into its investment management process.

         CONTINGENCY PLANS: Because Federated's operations are reliant upon systems which are not under its direct control, Federated's Y2K plan includes the development of contingency plans to address its critical operations in the event of Y2K-related disruptions. The creation of these plans is currently underway. However, in an operation as complex and geographically distributed as Federated's business, there are limited alternatives to certain of its mission-critical systems or public utilities. If certain mission-critical systems or public utilities are not made Year 2000 compliant or fail, there would be a material adverse impact upon Federated's business, financial condition and results of operations. Although Federated is investigating alternative solutions, it is unlikely that an adequate contingency plan can be developed to avoid such an adverse impact in the event mission-critical systems or public utilities fail to achieve compliance.

         SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Future Cash Requirements and Year 2000 Readiness Disclosure sections and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of Federated, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated's Annual Report on Form 10-K for the year ended December 31, 1998, and other reports on file with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements.

Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Federated's investments are primarily in money market and fixed income funds. Occasionally, Federated invests in new fluctuating net asset value mutual funds (priming) sponsored by Federated in order to provide investable cash to the fund, allowing the fund to establish a yield history. Federated may use derivative financial instruments as an attempt to hedge these investments. As of March 31, 1999, Federated had no priming investments or derivative financial instruments.

        All of Federated's debt instruments carry fixed interest rates and therefore are not subject to market risk.

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

                                FEDERATED INVESTORS, INC.
                                (Registrant)

 Date         MAY 13, 1999                 By:    /S/  J. CHRISTOPHER DONAHUE
                                                  J. Christopher Donahue
                                                  President and
                                                  Chief Executive Officer

 Date         MAY 13, 1999                 By:    /S/  THOMAS R. DONAHUE
                                                  Thomas R. Donahue
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer