Form 10-Q
period 1999-06-30
FEDERATED INVESTORS INC /PA/
filed 1999-08-12
CIK 1056288

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended             JUNE 30, 1999
                                      ----------------------------------

                                         OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of August 4, 1999, the Registrant had outstanding 6,000 shares of Class A Common Stock and 84,267,450 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q

                    For the Three Months and Six Months Ended

                                  June 30, 1999

                                      Index

                                                                 PAGE NO.

Part I.        Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets at

               June 30, 1999 and December 31, 1998                    3

               Consolidated Statements of Income
               for the Three Months and Six Months Ended

               June 30, 1999 and 1998                                  4

               Consolidated Statements of Cash
               Flows for the Six Months Ended

               June 30, 1999 and 1998                                  5

               Notes to Consolidated Financial Statements              6

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10

        Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                            18

Part II.              Other Information

        Item 6.Exhibits and Reports on Form 8-K

               (a)   Exhibits required by Item 601 of Regulation S-K  18
               (b)   Reports on Form 8-K                              18

Signatures                                                            19









FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

(unaudited)                                                                                 JUNE 30,      DECEMBER 31,
                                                                                              1999            1998

                                                                                          -------------   -------------

CURRENT ASSETS:

   Cash and cash equivalents...................................................................156,257.........185,581

Securities available for sale...................................................................55,309..........13,398
   Receivables, net of reserve of $456 and $1,276,
respectively................................................................................... 32,135          30,969
   Accrued revenues..............................................................................4,914...........3,666
   Prepaid expenses..............................................................................3,628...........4,688
   Other current assets..........................................................................2,075...........3,958

               Total current assets.............................................................254,318.........242,260

LONG-TERM ASSETS:
   Customer relationships, net of accumulated amortization of $10,601 and $39,571,

respectively....................................................................................11,812..........17,743
   Goodwill, net of accumulated amortization of $14,887 and $13,762,

respectively....................................................................................33,981..........35,107
   Other intangible assets, net of accumulated amortization of $100 and $3,608,

respectively                                                                                        91             103
   Deferred sales commissions, net
                                                                                               284,924         258,593
   Property and equipment, net of accumulated depreciation of $43,734 and $42,949, respectively....................................................................................31,649..........21,550
   Other long-term assets.......................................................................17,114...........4,664

               Total long-term assets..........................................................379,571.........337,760

                    Total assets...............................................................633,889.........580,020

                                                                                          =============   =============

CURRENT LIABILITIES:
   Cash                                                                                 $               $
overdraft........................................................................................5,350...........5,932
   Current portion of long-term debt - recourse....................................................249............ 239
   Accrued expenses.............................................................................39,045..........51,096
   Accounts payable.............................................................................26,293..........24,864
   Income taxes payable..........................................................................3,289...........2,522
   Other current liabilities.....................................................................2,402...........1,675

               Total current liabilities........................................................76,628..........86,328

LONG-TERM LIABILITIES:
   Long-term debt - recourse....................................................................98,571..........98,698
   Long-term debt - nonrecourse................................................................296,627.........272,850
   Deferred tax liability, net..................................................................32,547..........29,949
   Other long-term liabilities...................................................................5,315...........2,818

Total long-term liabilities....................................................................433,060.........404,315

Total liabilities..............................................................................509,688.........490,643

Minority interest..................................................................................326.............671

SHAREHOLDERS' EQUITY :
   Common Stock :

      Class A, no par value, 20,000 shares
       authorized, 6,000 shares issued and

outstanding...................................................................................189             189
      Class B, no par value, 900,000,000 shares
       authorized, 86,337,000 shares
issued........................................................................................75,139          75,090
   Retained

earnings......................................................................................64,913..........14,556
   Treasury stock, at cost, 1,083,950 and 138,750 shares Class B Common Stock,

respectively..................................................................................(14,876)            (23)
   Employee restricted stock
plan...........................................................................................(1,272).........(1,512)
   Accumulated other comprehensive

income...........................................................................................(218).............406

                                                                                          -------------   -------------

               Total shareholders' equity......................................................123,875..........88,706

                                                                                          -------------   -------------

                    Total liabilities, minority interest, and shareholders'             $               $
equity.........................................................................................633,889.........580,020..........

                                                                                          =============   =============






              (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.)

FEDERATED INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME                             THREE MONTHS ENDED           SIX MONTHS ENDED
(dollars in thousands, except per share data)                      JUNE 30,                    JUNE 30,

                                                             ----------------------    --------------------------
(unaudited)                                                    1999         1998          1999          1998
                                                             ----------   ---------    -----------   ------------
REVENUE:

     Investment advisory fees, net-Federated funds..........$75,277.......$64,862.......$149,117     $126,767
     Investment advisory fees, net-other....................  2,857.........1,880......    5,122       3,652
     Administrative service fees, net-Federated funds....... 20,171........17,696.........39,972      34,959
     Administrative service fees, net-other...................5,753.........6,224.........11,056       12,884
     Other service fees, net-Federated funds.................31,370........25,146...      59,749       47,642
     Other service fees, net-other........................... 5,717...  ....5,713.........11,077       11,992
     Commission income........................................1,088.........1,201..........2,078        2,142
     Interest and dividends...................................3,410... . ...2,163..........6,489        3,559
     Gain (loss) on sale of securities available for sale........19......  .(148)..........  767           41
     Other income.............................................4,516... ....1,479... .......6,019         5,171
          Total revenue.....................................150,178..... 126,216........ 291,446........248,809
                                                           ----------   ---------    -----------   ------------
OPERATING EXPENSES:

     Compensation and related..............................   38,842......37,283.........77,945         74,801
     Advertising and promotional............................. 12,725.......9,731.........25,584         20,939
     Systems and communications................................6,471.......6,732.........13,809         13,093
     Office and occupancy......................................6,283.......7,298.........12,698         13,923
     Professional service fees.................................6,863.......3,117.........12,813          8,708
     Travel and related........................................3,803.......3,563..........7,150          6,686
     Amortization of deferred sales commissions.............. 11,644.......9,531.........21,885         14,706
     Amortization of intangible assets.........................3,463.......3,778..........7,069          7,554
Other..........................................................1,561.......2,007..........1,976          5,330
                                                             ----------   ---------    -----------   ------------
          Total operating expenses............................91,655....83,040........180,929.........165,740
                                                             ----------   ---------    -----------   ------------

Operating income..............................................58,523......43,176........110,517..........83,069
                                                             ----------   ---------    -----------   ------------

NONOPERATING EXPENSES:
     Debt expense - recourse....................................2,211......2,213.........4,431          4,419
     Debt expense - nonrecourse.................................5,667......4,548........11,130          8,494
          Total nonoperating expenses...........................7,878......6,761........15,561.........12,913
                                                           ----------   ---------    -----------   ------------

Income before minority interest and income taxes..............50,645      36,415         94,956         70,156

Minority interest..............................................2,591.......2,213          5,040          4,208
                                                             ----------   ---------    -----------   ------------

Income before income taxes....................................48,054.......34,202........ 89,916         65,948

Income tax provision..........................................17,537......13,131         32,678         24,039
                                                             ----------   ---------    -----------   ------------

Net income                                                     $30,517.....$21,071........$57,238........$41,909

                                                             ==========   =========    ===========   ============
EARNINGS PER SHARE:

                                                           $      0.36  $     0.25   $       0.68  $        0.50
Basic

                                                             ==========   =========    ===========   ============

     Diluted...............................................$      0.35  $     0.24   $       0.66  $        0.49
                                                             ==========   =========    ===========   ============

Cash dividends per                                         $    0.0420  $   0.0380   $     0.0800  $      0.0588
share
                                                             ==========   =========    ===========   ============





PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE ONE-FOR-ONE AND THE ONE-FOR-TWO STOCK DIVIDENDS PAID IN 1998.

           (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.)
FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                               SIX MONTHS ENDED
(dollars in thousands)                                                                  JUNE 30,

                                                                                  ----------------------
(unaudited)                                                                         1999         1998
                                                                                  ----------   ---------

OPERATING ACTIVITIES:

   Net                                                                          $    57,238  $   41,909
income
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY

     OPERATING ACTIVITIES:

     Amortization of intangible                                                       7,069       7,554
assets
     Depreciation and other                                                           3,429       3,803
amortization
     Amortization of deferred sales                                                  21,885      14,706
commissions
     Minority                                                                         5,040       4,208
interest
     Gain on disposal of property and                                               (2,942)        (59)
equipment
     Amortization of employee restricted stock and other compensation                   289         521
plans
     Provision (benefit) for deferred income                                          2,976       (210)
taxes
     Net realized gain on sale of securities available for                            (767)        (41)
sale
     Deferred sales commissions                                                    (65,786)    (80,046)
paid
     Contingent deferred sales charges                                               17,570      10,180
received
     Foreign currency translation, net of tax                                          (35)         (1)

                                                                                         12           0
Other
     Other changes in assets and liabilities:
       Increase in receivables,                                                     (1,166)     (1,914)
net
       (Increase) decrease in accrued                                               (1,248)         226
revenues
       Decrease in prepaid expenses and other current                                 2,944         491
assets
       (Increase) decrease in other long-term                                       (1,458)         342
assets
       (Decrease) increase in accounts payable and accrued                         (10,622)      15,046
expenses
       Increase in income taxes                                                         766       7,401
payable
       Increase (decrease) in other current                                             146     (5,666)
liabilities
       Increase in other long-term                                                    2,505          78
liabilities

                                                                                  ----------   ---------

Net cash provided by operating                                                       37,845      18,528
activities

                                                                                  ----------   ---------

INVESTING ACTIVITIES:

   Additions to property and                                                       (14,036)     (1,603)
equipment

   Proceeds from disposal of property and                                             4,007           0
equipment

   Cash paid for                                                                          0       (308)
acquisitions
   Investment in joint                                                                (592)           0
venture
   Purchases of securities available for                                           (70,684)     (1,063)
sale
   Proceeds from redemptions of securities available for                             17,598       7,598
sale

                                                                                  ----------   ---------

     Net cash (used) provided by investing                                         (63,707)       4,624
activities

                                                                                  ----------   ---------

FINANCING ACTIVITIES:
   Distributions to minority                                                        (5,386)     (4,314)
interest
   Dividends                                                                        (6,883)
paid............................................................................................(4,920)
   Proceeds from issuance of common                                                       0      47,532

stock/options
   Purchase of treasury                                                                               0
stock..............................................................................(14,853)
   Proceeds from new borrowings -                                                    63,431
nonrecourse......................................................................................73,609
   Payments on debt -                                                                 (117)       (137)
recourse
   Payments on debt -                                                              (39,654)
nonrecourse....................................................................................(24,924)

                                                                                  ----------   ---------

     Net cash (used) provided by financing                                          (3,462)      86,846
activities

                                                                                  ----------   ---------

Net (decrease) increase in cash and cash                                           (29,324)     109,998
equivalents
Cash and cash equivalents, beginning of                                             185,581      22,912
period

                                                                                  ----------   ---------

Cash and cash equivalents, end of                                               $   156,257  $  132,910
period

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

     (b)   RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), requires that all derivatives, including hedges, be recorded at fair value and that all changes in the fair value or cash flow of both the hedge and the hedged item be recognized in earnings in the same period.

     SFAS 133 is effective for years beginning after June 15, 2000. Federated intends to adopt SFAS 133 effective

     January 1, 2001, and does not expect this adoption to have a significant effect on earnings or the financial position of Federated based on the current minimal use of derivatives.

 (2)   Securitization of B Share Assets and Nonrecourse Debt

         Federated sells the rights to the future revenue streams associated with the 12b-1, shareholder service and contingent deferred sales charges (CDSC) fees of the Class B Shares of various mutual funds it manages on a continuous basis. For accounting purposes, transactions executed under the agreement are reflected as financings and nonrecourse debt has been recorded at interest rates based on current market conditions at the time of the financings.

                            FEDERATED INVESTORS, INC.

                                           (UNAUDITED)

(2)     Securitization of B Share Assets and Nonrecourse Debt, Continued

       The following tables summarize the changes in both the deferred sales commissions and nonrecourse debt related to this agreement:

                                                      Six Months
                                                         Ended

                                                     June 30, 1999

                                                    ----------------
                                                    (IN THOUSANDS)

Deferred B Share Sales Commissions:

            Financed balance at December 31,      $         249,580
            1998...........................
            B Share sales commissions                        61,919
            financed..............................
            CDSC fees                                      (16,976)
            collected.................................................

            Amortization...................................(19,917)

                                                    ----------------

            Financed balance at June 30,          $         274,606
            1999.......................................
                                                    ================

Nonrecourse Debt:
            Balance at December 31,               $         272,850
            1998.............................................

            Additional                                       63,431
            financings...............................................
            Payments of nonrecourse                        (39,654)
            debt.........................................

                                                    ----------------

            Balance at June 30,                   $         296,627
            1999...................................................
                                                    ================








Below is the activity of the nonrecourse debt tranches:

                                                                             (IN THOUSANDS)

                                                       -----------------------------------------------------------
                                       Interest          Balance        Additional                      Balance
Tranche                                  Rate            12/31/98       Financings       Payments       6/30/99

-----------------------------------  --------------    -------------    -----------    -----------    ------------
1997-1 Class A.......................7.44%       $       74,251   $              $     11,040   $      63,211
                                                                        -
1997-1 Class B.......................9.80%                9,700                                         9,700
                                                                        -              -
Financings 10/97 through             6.68% - 7.60%          188,899         63,431         28,614         223,716
6/99.............................
                                                       =============    ===========    ===========    ============
                                                     $      272,850   $     63,431   $     39,654   $     296,627
                                                       =============    ===========    ===========    ============








(3)  Long-Term Debt - Recourse

        Federated's long-term debt - recourse consisted of the following:
                                             Interest       June 30,      December 31,

                                               Rate           1999            1998
                                            -----------   -------------   -------------
                                                                 (IN THOUSANDS)
Recourse Debt:

     Senior Secured Note Purchase             7.96%     $       98,000  $       98,000
Agreement.............................
     Capitalized                            7.1%-8.5%              820             937
leases........................................................
                                                          -------------   -------------
            Total recourse                                      98,820          98,937
debt.........................................................
     Less current                                                  249             239
portion......................................................
                                                          -------------
                                                          =============   =============
      Total long-term debt - recourse...................$       98,571  $       98,698
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

         As a condition precedent to the merger described above, Federated Investors, Inc. issued an additional 2,610,000 shares of Class B common stock in an initial public offering for net cash proceeds of approximately $46.2 million.

       (b)  Dividends

         Federated's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any loss) of Federated less any stock repurchase payments during the period from January 1, 1998 to and including the date of payment. The Senior Secured Note Purchase Agreement allows dividends to an amount of $5 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1996 to and including the date of payment. Cash dividends of $0.038 and $0.042 per share or approximately $3.3 million and $3.6 million, were paid in the first and second quarter of 1999, respectively, to holders of common shares. Additionally, on July 20, 1999, the board of directors declared a dividend of $0.042 per share to be paid on August 13, 1999, to shareholders of record as of August 2, 1999. After the payment of the dividend on August 13, 1999, and stock repurchase payments through August 4, 1999, approximately $39.5 million is available to pay dividends under the more restrictive of the two debt covenant limitations.

       (c)  Employee Stock Purchase Plan

         In July 1998, Federated established an Employee Stock Purchase Plan which allows employees to purchase a maximum of 500,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued or may be shares purchased on the open market. As of June 30, 1999, 9,333 shares have been purchased by employees in this plan.

(d)     Stock Repurchase Program

           On January 26, 1999, the board of directors approved a share repurchase program authorizing Federated to purchase up to $20.0 million of Federated Class B common stock over the next 12 months in open market transactions. On July 20, 1999, a second share repurchase program was approved by the board authorizing Federated to purchase an additional five million shares of Federated Class B common stock in open market and private transactions over the next 12 months. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The stock will be held in treasury for employee benefit plans, potential acquisitions and other corporate activities. As of June 30, 1999, Federated had purchased 900,200 shares of Class B common stock for approximately $14.8 million under the first program. As of August 4, 1999, Federated has expended the total allowable amount of $20.0 million with the purchase of 1,184,653 shares of Class B common stock under the first program and has repurchased an additional 701,147 shares of Class B common stock for $13.3 million under the second program.

                            FEDERATED INVESTORS, INC.

                                   (UNAUDITED)

(5)  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,

                                                     ----------------------    ----------------------
                                                       1999         1998         1999         1998
                                                     ---------    ---------    ---------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:

      Net income...................................$   30,517   $   21,071   $   57,238   $   41,909
                                                     =========    =========    =========    =========

Denominator:

      Basic weighted-average shares                    84,418       83,964       84,708       83,090
      outstanding.................................................

      Dilutive potential shares from stock-based        2,526        2,673        2,552        2,485
      compensation.............
                                                     ---------    ---------    ---------    ---------
      Diluted weighted-average shares                  86,944       86,637       87,260       85,575
      outstanding.............................................
                                                     =========    =========    =========    =========

      Basic earnings per                           $     0.36   $     0.25   $     0.68   $     0.50
      share............................................................................
                                                     =========    =========    =========    =========
      Diluted earnings per                         $     0.35   $     0.24   $     0.66   $     0.49
      share............................................................................
                                                     =========    =========    =========    =========






(6)     Comprehensive Income

      Comprehensive income was $30.3 million and $21.1 million for the three-month periods ended June 30, 1999 and 1998, respectively, and $56.6 million and $41.9 million for the six-month periods ended June 30, 1999 and 1998, respectively.

     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




  HIGHLIGHTS
SELECTED OPERATING DATA                              Three Months Ended                         Six Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE                   June 30,                                  June 30,
DATA)

                                                 ---------------------------                --------------------------
                                                    1999            1998                      1999            1998
                                                 -----------     -----------                ----------      ----------
Total revenue..................................$    150,178    $    126,216               $   291,446     $   248,809
Operating                                            91,655          83,040                   180,929         165,740
expenses...........................................................................................

                                                 -----------     -----------                ----------      ----------
Operating                                            58,523          43,176                   110,517          83,069
income.............................................................................................
Nonoperating expenses and minority                   10,469           8,974                    20,601          17,121
interest.........................................................
                                                 -----------     -----------                ----------      ----------
Income before income                                 48,054          34,202                    89,916          65,948
taxes............................................................................
Income tax                                           17,537          13,131                    32,678          24,039
provision........................................................................................

                                                 ===========     ===========                ==========      ==========
Net income.....................................$     30,517    $     21,071               $    57,238     $    41,909
                                                 ===========     ===========                ==========      ==========

Operating margin percentage                           39.0%           34.2%                     37.9%           33.4%

Earnings per share -                           $       0.36    $       0.25               $      0.68     $      0.50
basic............................................................
Earnings per share                             $       0.35    $       0.24               $      0.66     $      0.49
-diluted............................................................




MANAGED AND ADMINISTERED ASSETS AT PERIOD
END (IN MILLIONS)                                             June 30,        %

                                                 ---------------------------
                                                    1999            1998       Change
                                                 -----------     -----------   --------
Money market                                   $     77,894    $     67,842      14.8%
funds
Equity                                               18,199          14,561      25.0%
funds
Fixed income                                         16,725          15,816       5.7%
funds
Separate                                              4,516           2,350      92.2%
accounts
                                                 ===========     ===========
               Total Managed                   $    117,334    $    100,569      16.7%
Assets
                                                 ===========     ===========

               Total Administered              $     34,643    $     55,528     -37.6%
Assets
                                                 ===========     ===========







AVERAGE MANAGED AND ADMINISTERED ASSETS              Three Months Ended                         Six Months Ended
(IN MILLIONS)                                             June 30,                %                 June 30,                 %

                                                 ---------------------------                --------------------------
                                                    1999            1998       Change         1999            1998        Change
                                                 -----------     -----------   --------     ----------      ----------    --------

Money market                                   $     79,335    $     65,439      21.2%    $    78,915     $    65,135       21.2%
funds.................................................................................
Equity                                               17,386          14,195      22.5%         16,596          13,381       24.0%
funds......................................................................................................
Fixed income                                         16,938          15,787       7.3%         16,874          15,597        8.2%
funds.........................................................................................

Separate                                              4,356           2,330      87.0%          3,707           2,313       60.3%
accounts.................................................................................................
                                                 ===========     ===========                ==========      ==========
               Total average Managed           $    118,015    $     97,751      20.7%    $   116,092     $    96,426       20.4%
Assets.................................................................
                                                 ===========     ===========                ==========      ==========

               Total average Administered      $     34,569    $     54,411     -36.5%    $    32,012     $    52,179      -38.6%
Assets.................................................................
                                                 ===========     ===========                ==========      ==========












COMPONENTS OF CHANGES IN EQUITY AND FIXED INCOME FUND MANAGED
ASSETS


(IN                                                      Three Months Ended                 Six Months Ended
MILLIONS)
                                                              June 30,                          June 30,

                                                     ---------------------------       ----------------------------
EQUITY                                                 1999             1998              1999             1998
-------
FUNDS

                                                     ----------      -----------       -----------      -----------
            Beginning                              $    16,126     $     13,843      $     15,503     $     11,710
            assets..................................................................
                                                     ----------      -----------       -----------      -----------
                      Sales..............................1,535            1,403             2,904            2,793
                      Redemptions.......................(998)            (711)           (2,005)          (1,342)
                                                     ----------      -----------       -----------      -----------
                                Net                        537              692               899            1,451
                      sales......................................
                      Net                                   68             (69)                79             (18)
                      exchanges......................................

                      Other*............................1,468               95             1,718            1,418
                                                     ==========      ===========       ===========      ===========
            Ending                                 $    18,199     $     14,561      $     18,199     $     14,561
            assets....................................................................
                                                     ==========      ===========       ===========      ===========


FIXED INCOME FUNDS

            Beginning                              $    16,967     $     15,601      $     16,437     $     15,067
            assets...................................................................
                                                     ----------      -----------       -----------      -----------
                      Sales..............................1,645            1,404             3,421            2,981
                      Redemptions........................(1,496)          (1,138)           (2,955)          (2,201)
                                                     ----------      -----------       -----------      -----------
                                Net                        149              266               466              780
                      sales......................................
                      Net                                (110)            (127)                97            (257)
                      exchanges......................................

                      Other*............................281)               76             (275)              226
                                                     ==========      ===========       ===========      ===========
            Ending                                 $    16,725     $     15,816      $     16,725     $     15,816
            assets...................................................................
                                                     ==========      ===========       ===========      ===========




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

     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         NET INCOME. Net income for the three months ended June 30, 1999 was $30.5 million, or $0.35 per diluted share, as compared to $21.1 million, or $0.24 per diluted share for the same period in 1998. Net income for the second quarter 1999 included a non-recurring $1.9 million after-tax gain on the sale of certain non-earning assets. Excluding the effect of this gain, Federated would have realized net income of $28.6 million or $0.33 per diluted common share for the second quarter 1999.

         REVENUE. Federated's consolidated revenue increased $24.0 million, or 19.0%, to $150.2 million for the second quarter 1999 from $126.2 million for the same period in 1998. Revenue from managed assets increased $20.0 million, or 18.0%, due principally to the 20.7% increase in average managed assets to $118.0 billion for the second quarter 1999 from $97.8 billion for the second quarter 1998, including increases of 21.2%, 22.5% 7.3%, and 87.0% in money market funds, equity funds, fixed income funds, and separate accounts, respectively. The large percentage increase in separate accounts is predominantly due to the assets associated with the newly formed joint venture in Germany and the collateralized bond obligation. Service-related revenues from sources other than managed assets decreased by $0.5 million due primarily to the 36.5% reduction in average administered assets from $54.4 billion for the second quarter 1998 to $34.6 billion for the second quarter 1999, resulting from the termination of service contracts in 1998. Interest and dividends increased by $1.2 million, or 57.6%, over the prior year second quarter as a result of higher levels of invested cash resulting from cash generated from operations and to a lesser extent, the net proceeds from Federated's initial public offering in May 1998. Other income increased $3.0 million, or 205%, from $1.5 million for the second quarter 1998 to $4.5 million for the same period in 1999 as a result of a non-recurring gain realized on the sale of certain non-earning assets in the second quarter 1999.

         OPERATING EXPENSES. Total operating expenses were $91.7 million for the second quarter 1999 as compared to $83.0 million for the second quarter 1998, an increase of $8.7 million, or 10.4%. Expense management continues to be a major focus for Federated, with expense increases largely attributable to increases in variable expenses due to continued sales and the resultant growth in assets under management as well as higher levels of profitability. As a result, expense growth has been contained at levels substantially below the 19.0% increase in revenues and, accordingly, operating margins have improved to 37.7% for the quarter ended June 30, 1999 (excluding the effect of the non-recurring sale of non-earning assets) from 34.2% for the same period in 1998.

         Compensation and related expenses were $38.8 million for the second quarter 1999 as compared to $37.3 million for the same period in 1998. This increase of $1.5 million, or 4.2% is due principally to salary increases for employees over the prior year as well as the resulting increases in payroll taxes and retirement plan matching contributions.

         Advertising and promotional expenses were $12.7 million for the second quarter 1999 as compared to $9.7 million for the second quarter 1998. This increase of $3.0 million, or 30.8% reflects higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds.

         Office and occupancy expenses were $6.3 million in the second quarter 1999 as compared to $7.3 million in the same period of 1998. This decrease of $1.0 million or 13.9% is largely attributable to reduced rent expense for leased office space as a result of the consolidation of certain servicing functions and the ultimate reduction in leased office space in late 1998. The decrease also reflects decreased depreciation expense attributable to the retirement of certain property and equipment in the fourth quarter 1998.

         Professional service fees were $6.9 million for the second quarter 1999 as compared to $3.1 million for the same period in 1998. This increase of $3.8 million, or 120.2% is largely due to increased service fees related to subcontracted portfolio accounting services as well as increased legal and consulting fees related to the German joint venture, Year 2000, and other system related projects.

         Amortization of deferred sales commissions was $11.6 million for the second quarter 1999 as compared to $9.5 million for the same period in 1998. This increase of $2.1 million, or 22.2% is due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require Federated to advance commissions to the broker / dealers.

     Other expenses were $1.6 million for the second quarter 1999 as compared to $2.0 million for the second quarter 1998. This decrease of $0.4 million or 22.2% is predominantly attributable to the rebate of certain non-income related taxes.

         NONOPERATING EXPENSES. Nonoperating expenses were $7.9 million for the second quarter 1999 as compared to $6.8 million for the same period of 1998. This increase of $1.1 million or 16.5% reflects an increase in interest expense recognized relative to the higher level of nonrecourse debt incurred as a result of the continued financing of certain future cash flows related to the B Share fund assets.

         MINORITY INTEREST. The minority interest was $2.6 million for the second quarter 1999 as compared to $2.2 million for the second quarter 1998. This increase of $0.4 million or 17.0% is a result of higher net income being recorded for the subsidiary for which Federated acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of the funds which the subsidiary advises.

         INCOME TAXES. The income tax provision for the second quarter 1999 was $17.5 million as compared to $13.1 million for the second quarter 1998, an increase of $4.4 million, or 33.6%. This increase is due primarily to the increase in the level of income before income taxes from $34.2 million for the second quarter 1998 to $48.1 million for the second quarter 1999, an increase of $13.9 million or 40.5%. The effective tax rate for the second quarter 1999 and 1998 was 36.5% and 38.4%, respectively.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         NET INCOME for the first six months of 1999 was $57.2 million, or $0.66 per diluted share, compared with net income of $41.9 million, or $0.49 per diluted share, for the same period in 1998. The increase primarily reflects increased revenues generated from higher levels of average managed and administered assets and a non-recurring $1.9 million after-tax gain recorded on the sale of certain non-earning assets. Excluding the effect of this gain, Federated would have realized net income of $55.3 million, or $0.63 per diluted share.

         REVENUE. Total revenue increased by $42.6 million or 17.1% to $291.4 million in the first six months of 1999 from $248.8 million in the first six months of 1998. Approximately $40.9 million, or 96.0% of the increase in total revenue is due to increased average managed assets. Average managed assets increased $19.7 billion or 20.4% from $96.4 billion for the first six months of 1998 to $116.1 billion for the same period in 1999, including increases of 21.2%, 24.0%, 8.2%, and 60.3% in money market funds, equity funds, fixed income funds, and separate accounts, respectively. The large percentage increase in separate accounts is predominantly due to the assets associated with the newly formed joint venture in Germany and the collateralized bond obligation. Service related revenues from sources other than managed assets decreased by approximately $2.7 million due primarily to a decrease in average administered assets. Average administered assets decreased $20.2 billion or 38.6% from $52.2 billion for the first six months of 1998 to $32.0 billion for the same period in 1999, resulting from the termination of service contracts in 1998. Interest and dividends increased by $2.9 million as a result of higher levels of invested cash from cash generated from operations and to a lesser extent, the net proceeds from the initial public offering. Other income improved $0.8 million and in the first six months of 1999 included a non-recurring $3.0 million gain from the sale of certain non-earning assets while in the first six months of 1998 included $2.5 million of income from a servicing contract buyout of a bank-sponsored mutual fund complex.

         OPERATING EXPENSES. Total operating expenses increased to $180.9 million for the six month period ended June 30, 1999 from $165.7 million for the same period in 1998, an increase of $15.2 million or 9.2%.

         Compensation and related expenses were $77.9 million for the first six months of 1999 as compared to $74.8 million for the same period in 1998. This increase of $3.1 million or 4.2% is mainly attributable to an increase in employee salaries over the prior year and resultant increases in payroll taxes and retirement plan expenses.

         Advertising and promotional expenses were $25.6 million for the first six months of 1999 as compared to $20.9 million for the same period in 1998. This increase of $4.7 million or 22.2% is primarily the result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds.

         Systems and communications expenses were $13.8 million for the first six months of 1999 as compared to $13.1 million for the same period in 1998. This increase of $0.7 million or 5.5% is primarily due to new computer hardware leasing agreements and increased costs to third-party system vendors in the first half of 1999.

         Office and occupancy expenses were $12.7 million for the first six months of 1999 as compared to $13.9 million for the first six months of 1998. The decrease of $1.2 million or 8.8% is primarily attributable to reduced rent expense for leased office space as a result of the consolidation of certain servicing functions and the ultimate reduction in leased office space in late 1998.

         Professional service fees expenses were $12.8 million for the first six months of 1999 as compared to $8.7 million for the same period in 1998. The increase of $4.1 million or 47.2% is largely the result of increased service fees related to subcontracted portfolio accounting services, as well as increased legal and consulting fees related to the German joint venture, Year 2000, and other system related projects.

         Amortization of deferred sales commissions were $21.9 million for the first six months of 1999 as compared to $14.7 million for the same period in 1998. This increase of $7.2 million or 48.8% is due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require the Company to advance a commission to the broker/dealers.

         Other expenses were $2.0 million for the first six months of 1999 as compared to $5.3 million for the first six months of 1998. This decrease of $3.3 million or 62.9% is primarily attributable to the reduction of bad debt expense as a result of improved collection of accounts receivable and the rebate of certain non-income related taxes.

         NONOPERATING EXPENSES. Nonoperating expenses were $15.6 million for the first six months of 1999 as compared to $12.9 million for the same period in 1998, an increase of $2.7 million or 20.5%. This increase is primarily due to increased interest expense attributable to higher average nonrecourse debt levels incurred for the securitization of certain B share fund assets.

         MINORITY INTEREST. The minority interest increased to $5.0 million for the first six months of 1999 from $4.2 million for the same period in 1998 as a result of higher net income for the subsidiary for which the Company acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of the funds advised by the subsidiary.

         INCOME TAXES. The income tax provision for the six month period ended June 30, 1999 was $32.7 million as compared to $24.0 million for the same period in 1998, an increase of $8.7 million or 35.9%. This increase was due primarily to the 36.3% increase in the level of income before income taxes from $65.9 million for the six months ended June 30, 1998 to $89.9 million for the six months ended June 30, 1999. The effective tax rate for the six month periods ended June 30, 1999 and 1998 were 36.3% and 36.5%, respectively.

  CAPITAL RESOURCES AND LIQUIDITY

         CASH FLOW. Cash provided by operating activities totaled $37.8 million for the first six months of 1999 as compared to $18.5 million for the first six months of 1998. The increase is largely attributable to increased profitability. Cash flows from operating activities for the first six months of 1999 were primarily utilized for purchases of securities available for sale, purchases of property and equipment, dividend payments, distributions to the minority interest, the repurchase of treasury stock as well as payments on long-term debt. Purchases of securities available for sale in the first six months of 1999 included Federated's $11.0 million investment in subordinated notes of a collateralized bond obligation (CBO). Federated purchased the subordinated notes, which are classified as "Other long-term assets" in the Consolidated Balance Sheets, in the second quarter of 1999.

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

         The following table demonstrates the effects of the B Share financing program on both the Consolidated Balance Sheets at June 30, 1999 and December 31, 1998, and the Consolidated Statements of Income for the three and six-month periods ended June 30, 1999 and 1998:

(IN THOUSANDS)                                                1999                      1998
---------------------------------------------------------------------------------------------
JUNE 30 AND DECEMBER 31, RESPECTIVELY

Assets

     Deferred sales commissions, net*             $        274,606              $    249,580
     Receivables                                             6,910                     6,314
     Other long-term assets                                  2,428                     2,798
Liabilities

     Long-term debt - nonrecourse                 $        296,627              $    272,850
     Accounts payable                                        4,777                     3,951

THREE MONTHS ENDED JUNE 30

Revenues

     Other service fees, net - Federated          $         17,526              $     12,738
funds
Expenses
     Amortization of deferred sales               $         10,654              $      8,691
commissions

     Debt expense - nonrecourse                              5,667                     4,548
     Other expenses                                            147                       185

SIX MONTHS ENDED JUNE 30

Revenues

     Other service fees, net - Federated          $         33,455              $     23,786
funds
Expenses
     Amortization of deferred sales               $         19,917              $     13,208
commissions

     Debt expense - nonrecourse                             11,130                     8,494
     Other expenses                                            307                       431

* EXCLUDES DEFERRED SALES COMMISSIONS RELATED TO B SHARE REVENUE STREAMS WHICH HAVE NOT BEEN FINANCED AS OF THE END OF THE PERIOD DUE TO THE TIMING OF THE SALE OF THE REVENUE STREAMS TO THE THIRD PARTY.

         Due to the nonrecourse nature of this financing arrangement, the $17.5 million excess of B Share-related liabilities over the related assets at June 30, 1999, will be recognized in income over the remaining life of the B Share cash flows.

     CAPITAL EXPENDITURES. Capital expenditures totaled $14.0 million for the first six months of 1999, which excludes Year 2000-related project costs described below.

         DIVIDENDS. Federated's board of directors adopted a policy in 1998 to declare and pay cash dividends on a quarterly basis. A dividend of $0.042 per share was paid in the second quarter of 1999. On July 20, 1999, Federated's board of directors declared a dividend of $0.042 per share to be paid on August 13, 1999 to registered shareholders as of August 2, 1999. After the payment of the dividend on August 13, 1999, and stock repurchase payments through August 4, 1999, and given current debt covenants, Federated, has the ability to pay dividends of approximately $39.5 million.

     DEBT  FACILITIES.  Federated  has the following  recourse debt  facilities:
Senior Secured Credit Agreement and Senior Secured Note Purchase Agreement.

         SENIOR SECURED CREDIT AGREEMENT: At June 30, 1999, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $150.0 million. The Senior Secured Credit Agreement contains various financial and other covenants. Federated was in compliance with all debt covenants at June 30, 1999.

         SENIOR SECURED NOTE PURCHASE AGREEMENT: The Senior Secured Note Purchase Agreement debt totaled $98.0 million as of June 30, 1999. The notes are due in seven annual $14.0 million installments beginning June 27, 2000, and maturing June 27, 2006. Federated was in compliance with all debt covenants at June 30, 1999.

         CAPITALIZED LEASE OBLIGATIONS. At June 30, 1999, Federated had capitalized lease obligations totaling $0.8 million related to certain telephone equipment. The scheduled principal payments approximate $0.2 million per year for 1999 through 2002.

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

         FUTURE CASH REQUIREMENTS. Management expects that the principal needs for cash will be to repurchase company stock, pay shareholder dividends, advance sales commissions, service debt and fund strategic business acquisitions. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities, its B Share financing arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

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

         As of the end of June 1999, Federated is 100% complete with inventory/assessment, remediation, internal system testing, and implementation for all internally supported applications. In addition, over 90% of Y2K testing of external, interfacing systems is complete. This testing is expected to be complete by the end of the third quarter 1999.

         Remaining work for internal systems includes continued testing with external partners, finalize IT infrastructure upgrades from vendors, and complete upgrades to certain desktop software packages. Each of these efforts is mostly complete with completion targeted for the third quarter 1999.

         Certain mission-critical processing is performed for Federated's funds by outside service providers, including the transfer agency, portfolio accounting, and custody functions. Federated has identified these service providers, is monitoring the progress of these companies in addressing Y2K issues via progress reports and meetings, and is working with these service providers to test their systems, as appropriate. As of the end of the second quarter of 1999, the critical service providers have reported good progress towards their Y2K readiness. Further, Federated's acceptance testing has been successful.

         For business unit operations, most vendor-provided applications have been upgraded for Y2K compliance. Completion of this effort is expected by the end of August. Critical business partners have been contacted regarding their Y2K readiness and their efforts are being monitored. All property managers for Federated's facilities have been contacted. These firms state that most remediation and testing for building systems is complete. The remaining work will be monitored during the rest of 1999.

         Additionally, Federated participated in the "industry-wide testing" coordinated by the Securities Industry Association. This testing was conducted to ensure that major broker / dealers, exchanges, clearing houses, and depositories will be able to communicate properly in the year 2000. Federated participated in initial tests for processing of mutual fund transactions in both July and October 1998. Federated has also participated in the full industry-wide test conducted in March / April 1999 and encountered no Y2K-related errors.

         COSTS TO ADDRESS Y2K: Federated estimates its Y2K project will cost approximately $10 million. Federated has incurred approximately $7.6 million from the inception of the Y2K project through June 30, 1999, with $2.4 million being reflected within the current year's financial statements. Y2K costs are being funded from operating revenue and are being expensed as incurred. These cost estimates are subject to change as the project continues. The estimated total costs are not considered to have a material impact on Federated's results of operations or financial position.

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

         CONTINGENCY PLANS: Because Federated's operations are reliant upon systems which are not under its direct control, Federated's Y2K plan includes the development of contingency plans to address its critical operations in the event of Y2K-related disruptions. The creation of these plans is currently underway. We expect to create, document, and validate our contingency plans by the end of October, 1999. However, in an operation as complex and geographically distributed as Federated's business, there are limited alternatives to certain of its mission-critical systems or public utilities. If certain mission-critical systems or public utilities are not made Year 2000 compliant or fail, there would be a material adverse impact upon Federated's business, financial condition and results of operations. Although Federated is investigating alternative solutions, it is unlikely that an adequate contingency plan can be developed to avoid such an adverse impact in the event mission-critical systems or public utilities fail to achieve compliance.

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

Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Federated's investments are primarily in money market and fixed income funds. Occasionally, Federated invests in new fluctuating net asset value mutual funds (priming) sponsored by Federated in order to provide investable cash to the fund, allowing the fund to establish a performance history. Federated may use derivative financial instruments in an attempt to hedge these investments. As of June 30, 1999, the book value of the priming investments and the derivative financial instruments were $4.9 million and $137,000, respectively. In the second quarter of 1999, Federated became the collateral manager of an approximately $361.0 million collateralized bond obligation (CBO) consisting of high yield debt securities. At the same time, Federated purchased $11.0 million of subordinated notes due 2011. Payments of interest and principal on the subordinated notes will be subordinated to interest and principal payments on senior and mezzanine notes issued by the CBO as well as costs incurred by the CBO. All of Federated's debt instruments carry fixed interest rates and therefore are not subject to market risk.

Part II, Item 6.      Exhibits and Reports on Form 8-K

     (a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

     Exhibit 10.1. Material contracts - Federated Investors, Inc. Amendment No. 7 To Credit Agreement, dated as of February 22, 1999, by and among Federated Investors, Inc. and the Banks set forth therein and PNC Bank, National Association (filed herewith)

     Exhibit 10.2. Material contracts - Federated Investors, Inc. Employee Stock Purchase Plan Amended as of July 20, 1999 (filed herewith)

     Exhibit  10.3.  Material  contracts  -  Federated  Investors,   Inc.  Stock
Incentive Plan Amended as of July 20, 1999 (filed herewith)

     Exhibit 21.1. Subsidiaries of the Registrant (filed herewith)

     Exhibit 27.1. Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FEDERATED INVESTORS, INC.

                          (Registrant)

 Date         AUGUST 12, 1999        By:    /S/  JOHN W. MCGONIGLE
                                     John W. McGonigle
                                     Executive Vice President

 Date         AUGUST 12, 1999        By:    /S/  THOMAS R. DONAHUE
                                     Thomas R. Donahue
                                     Chief Financial Officer and
                                     Principal Accounting Officer