Form 10-Q
period 1999-09-30
FEDERATED INVESTORS INC /PA/
filed 1999-11-12
CIK 1056288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended             SEPTEMBER 30, 1999
                                      ------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of November 3, 1999, the Registrant had outstanding 6,000 shares of Class A Common Stock and 82,804,150 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q
                   For the Three Months and Nine Months Ended

                               September 30, 1999

                                Table of Contents

                                                                 PAGE NO.

Part I.        Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets at

               September 30, 1999 and December 31, 1998                      3

               Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               September 30, 1999 and 1998                            4

               Consolidated Statements of Cash
               Flows for the Nine Months Ended

               September 30, 1999 and 1998                            5

               Notes to Consolidated Financial Statements                    6

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  10

        Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                          18

Part II.              Other Information

        Item 6.Exhibits and Reports on Form 8-K

               (a)   Exhibits required by Item 601 of Regulation S-K     18
(b)     Reports on Form 8-K                                  18

Signatures                                                          19

Part I, Item I.  Financial Statements



FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                              1999               1998

                                                                              ------------------ -------------------


CURRENT ASSETS:

   Cash and cash equivalents                                              $                     $
                                                                              146,975            185,581
   Securities available for sale
                                                                              66,589             13,398
   Receivables, net of reserve of $390 and $1,276, respectively
                                                                              31,981             30,969
   Accrued revenues                                                                      3,6665
   Prepaid expenses

                                                                              3,037              4,688
   Other current assets
                                                                              487                3,958
                                                                              ------------------ -------------------

               Total current assets
                                                                              254,844            242,260
                                                                              ------------------ -------------------

LONG-TERM ASSETS:

   Customer relationships, net of accumulated amortization of $11,701
and $39,571, respectively                                                     10,713             17,743
   Goodwill, net of accumulated amortization of $15,450 and $13,762,
respectively                                                                  33,419             35,107
   Other intangible assets, net of accumulated amortization of $106 and
$3,608, respectively                                                          84                 103
   Deferred sales commissions, net
                                                                              292,058            258,593
   Property and equipment, net of accumulated depreciation of $44,557
and $42,949, respectively                                                     31,410             21,550
   Other long-term assets
                                                                              17,319             4,664
                                                                              ------------------ -------------------

               Total long-term assets
                                                                              385,003            337,760
                                                                              ------------------ -------------------

                    Total assets                                          $                     $
                                                                              639,847            580,020
                                                                              ================== ===================

CURRENT LIABILITIES:

   Cash overdraft                                                         $                     $
                                                                              6,004              5,932
   Current portion of long-term debt - recourse
                                                                              254                239
   Accrued expenses
                                                                              51,966             51,096
   Accounts payable
                                                                              25,951             24,864
   Income taxes payable
                                                                              1,066              2,522
   Other current liabilities
                                                                              2,181              1,675
                                                                              ------------------ -------------------

               Total current liabilities
                                                                              87,422             86,328
                                                                              ------------------ -------------------

LONG-TERM LIABILITIES:

   Long-term debt - recourse
                                                                              98,505             98,698
   Long-term debt - nonrecourse
                                                                              303,590            272,850
   Deferred tax liability, net
                                                                              33,065             29,949
   Other long-term liabilities
                                                                              6,735              2,818
                                                                              ------------------ -------------------

               Total long-term liabilities
                                                                              441,895            404,315
                                                                              ------------------ -------------------

                    Total liabilities
                                                                              529,317            490,643
                                                                              ------------------ -------------------

Minority interest
                                                                              453                671
                                                                              ------------------ -------------------

SHAREHOLDERS' EQUITY :
   Common Stock :

      Class A, no par value, 20,000 shares

       authorized, 6,000 shares issued and outstanding
                                                                              189                189
      Class B, no par value, 900,000,000 shares

       authorized, 86,337,000 shares issued
                                                                              75,202             75,090
   Retained earnings
                                                                              92,514             14,556
   Treasury stock, at cost, 3,290,950 and 138,750 shares Class B Common
Stock, respectively                                                           (56,393)           (23)
   Employee restricted stock plan
                                                                              (1,201)            (1,512)
   Accumulated other comprehensive income
                                                                              (234)              406
                                                                              ------------------ -------------------

               Total shareholders' equity
                                                                              110,077            88,706
                                                                              ------------------ -------------------

                    Total liabilities, minority interest, and             $                     $
shareholders' equity                                                          639,847            580,020
                                                                              ================== ===================


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)


FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME                        THREE MONTHS ENDED         NINE MONTHS ENDED
(dollars in thousands, except per share data)               SEPTEMBER 30,             SEPTEMBER 30,

                                                         --------------------    ------------------------
(unaudited)                                                1999       1998         1999          1998
                                                         ---------   --------    ----------   -----------

REVENUE:

     Investment advisory fees, net-Federated funds     $           $           $            $
                                                           79,139     69,621       228,255       196,389
     Investment advisory fees, net-other                                             8,147         5,485
                                                            3,025      1,834
     Administrative service fees, net-Federated funds                               60,150        53,682
                                                           20,178     18,723
     Administrative service fees, net-other                                         17,080        19,230
                                                            6,025      6,347
     Other service fees, net-Federated funds                                        91,381        73,577
                                                           31,632     25,934
     Other service fees, net-other                                                  17,109        17,741
                                                            6,032      5,749
     Commission income                                                               3,190         3,140
                                                            1,112        998
     Interest and dividends                                                          9,964         6,079
                                                            3,475      2,520
     Gain (loss) on sale of securities available for                                   851         (169)
sale                                                           83      (210)
     Other income                                                                    7,516         6,723
                                                            1,496      1,552
                                                         ---------   --------
                                                                                 ----------   -----------
          Total revenue
                                                          152,197    133,068       443,643       381,877
                                                         ---------   --------    ----------   -----------

OPERATING EXPENSES:

     Compensation and related                                                      116,748       111,664
                                                           38,803     36,863
     Advertising and promotional                                                    40,177        33,619
                                                           14,594     12,680
     Systems and communications                                                     20,800        19,423
                                                            6,991      6,331
     Office and occupancy                                                           19,002        20,588
                                                            6,304      6,665
     Professional service fees                                                      18,463        14,730
                                                            5,650      6,023
     Travel and related                                                             10,634         9,841
                                                            3,485      3,155
     Amortization of deferred sales commissions                                     34,341        22,926
                                                           12,456      8,219
     Amortization of intangible assets                                               8,737        11,331
                                                            1,668      3,777
     Other                                                                           4,372         7,194
                                                            2,395      1,863
                                                         ---------   --------    ----------   -----------
          Total operating expenses
                                                           92,346     85,576       273,274       251,316
                                                         ---------   --------    ----------   -----------

Operating income
                                                           59,851     47,492       170,369       130,561
                                                         ---------   --------    ----------   -----------

NONOPERATING EXPENSES:

     Debt expense - recourse                                                         6,643         6,628
                                                            2,212      2,210
     Debt expense - nonrecourse                                                     17,012        13,462
                                                            5,881      4,967
                                                         ---------   --------
                                                                                 ----------   -----------
          Total nonoperating expenses
                                                            8,093      7,177        23,655        20,090
                                                         ---------   --------    ----------   -----------

Income before minority interest and income taxes
                                                           51,758     40,315       146,714       110,471

Minority interest                                                                    7,628         6,485
                                                            2,588      2,277
                                                         ---------   --------    ----------   -----------

Income before income taxes
                                                           49,170     38,038       139,086       103,986

Income tax provision                                                                50,684        38,467
                                                           18,006     14,428
                                                         ---------   --------    ----------   -----------

Net income                                             $           $           $            $
                                                           31,164     23,610        88,402        65,519
                                                         =========   ========    ==========   ===========



EARNINGS PER SHARE:

     Basic                                             $     0.38  $    0.28   $      1.05  $       0.78
                                                         =========   ========    ==========   ===========

     Diluted                                           $     0.36  $    0.27   $      1.02  $       0.76
                                                         =========   ========    ==========   ===========

Cash dividends per share                               $   0.0420  $  0.0380   $    0.1220  $     0.0968
                                                         =========   ========    ==========   ===========


PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE ONE-FOR-ONE AND THE ONE-FOR-TWO STOCK DIVIDENDS PAID IN 1998.
                                          (THE ACCOMPANYING NOTES ARE AN
INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)
FEDERATED INVESTORS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                        NINE MONTHS ENDED
(dollars in thousands)                                                         SEPTEMBER 30,

                                                                       -------------------------------
(unaudited)                                                                1999            1998
                                                                       -------------- ----------------


OPERATING ACTIVITIES:

   Net                                                               $        88,402           65,519
income
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES:
     Amortization of intangible assets                                         8,737           11,331
     Depreciation and other amortization                                       5,136            5,978
     Amortization of deferred sales commissions                               34,341           22,926
     Minority interest                                                         7,628            6,485
     Gain on disposal of property and equipment                              (2,973)             (59)
     Amortization of employee restricted stock and other                         423              804
compensation plans

     Provision (benefit) for deferred income taxes                             3,418            (776)
     Net realized (gain) loss on sale of securities available                  (851)              169
for sale

     Deferred sales commissions paid                                        (96,104)        (116,797)
     Contingent deferred sales charges received                               28,298           16,730
     Other                                                                        12                0
     Other changes in assets and liabilities:
       Increase in receivables, net                                          (1,012)          (2,990)
       (Increase) decrease in accrued revenues                               (2,109)              585
       Decrease in prepaid expenses and other current assets                   5,122              312
       (Increase) decrease in other long-term assets                         (1,190)              355
       Increase in accounts payable and accrued expenses                       1,957           20,008
       (Decrease) increase in income taxes payable                           (1,456)           12,226
       Increase (decrease) in other current liabilities                          578            (201)
       Increase (decrease) in other long-term liabilities                      4,416             (91)
                                                                       -------------- ----------------

Net cash provided by operating activities                                     82,773           42,514
                                                                       -------------- ----------------

INVESTING ACTIVITIES:

   Additions to property and equipment                                      (15,603)          (3,618)
   Proceeds from disposal of property and equipment                            4,007                0
   Cash paid for acquisitions                                                      0            (456)
   Investment in joint venture                                               (1,398)                0
   Purchases of securities available for sale                               (88,743)          (6,155)
   Proceeds from redemptions of securities available for sale                 24,459            8,992
                                                                       -------------- ----------------

     Net cash used by investing activities                                  (77,278)          (1,237)
                                                                       -------------- ----------------

FINANCING ACTIVITIES:
   Distributions to minority interest                                        (7,847)          (6,475)
   Dividends paid                                                           (10,446)          (8,201)
   Proceeds from issuance of common stock/options                                  0           47,689
   Purchase of treasury stock                                               (56,370)              (8)
   Proceeds from new borrowings - nonrecourse                                 93,309          111,026
   Payments on debt - recourse                                                 (178)            (208)
   Payments on debt - nonrecourse                                           (62,569)         (39,977)
                                                                       -------------- ----------------

     Net cash (used) provided by financing activities                       (44,101)          103,846
                                                                       -------------- ----------------

Net (decrease) increase in cash and cash equivalents                        (38,606)          145,123
Cash and cash equivalents, beginning of period                               185,581           22,912
                                                                       -------------- ----------------

Cash and cash equivalents, end of period                             $       146,975          168,035 $
                                                                       ============== ================



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

 (2)   Securitization of B Share Assets and Nonrecourse Debt

         Federated sells the rights to the future revenue streams associated with the 12b-1fees, shareholder service fees and contingent deferred sales charges (CDSCs) of the Class B Shares of various mutual funds it manages on a continuous basis. For accounting purposes, transactions executed under the agreement are reflected as financings and nonrecourse debt has been recorded at interest rates based on current market conditions at the time of the financings.

                            FEDERATED INVESTORS, INC.

                                           (UNAUDITED)

(2)     Securitization of B Share Assets and Nonrecourse Debt, Continued

       The following tables summarize the changes in both the deferred sales commissions and nonrecourse debt related to this agreement:

                                                      Nine Months Ended
                                                     September 30, 1999

                                                     --------------------
                                                       (IN THOUSANDS)

Deferred B Share Sales Commissions:

            Financed balance at December 31,       $             249,580
            1998
            B Share sales commissions financed                    91,081
            CDSCs collected                                     (27,298)
            Amortization                                        (31,190)
                                                     --------------------

            Financed balance at September 30,      $             282,173
            1999
                                                     ====================

Nonrecourse Debt:

            Balance at December 31, 1998           $             272,850
            Additional financings                                 93,309
            Payments of nonrecourse debt                        (62,569)
                                                     --------------------

            Balance at September 30, 1999          $             303,590
                                                     ====================







Below is the activity of the nonrecourse debt tranches:

                                                                   (IN THOUSANDS)
                                                 ----------------------------------------------------
                                   Interest       Balance       Additional                  Balance

Tranche                              Rate         12/31/98      Financings                  9/30/99
                                                                             Payments

-------------------------------  -------------   -----------    ----------   ----------    ----------
1997-1 Class                        7.44%      $     74,251   $            $    16,293   $    57,958
A.......................................................                                            -
1997-1 Class                        9.80%             9,700                                    9,700
B..................................................                                             -            -
Financings 10/97 through           6.68% -          188,899        93,309       46,276       235,932
9/99.............................                     7.60%

                                                 ===========    ==========   ==========    ==========
                                               $    272,850   $    93,309  $    62,569   $   303,590
                                                 ===========    ==========   ==========    ==========

 (3) Long-Term Debt - Recourse

        Federated's long-term debt - recourse consisted of the following:

                                             Interest     September 30,    December 31,
                                               Rate           1999             1998

                                            -----------   --------------   -------------
                                                                 (IN THOUSANDS)

Recourse Debt:

     Senior Secured Note Purchase             7.96%     $        98,000  $       98,000
Agreement
     Capitalized leases                     7.1%-8.5%               759             937
                                                          --------------   -------------
            Total recourse debt                                  98,759          98,937
     Less current portion                                           254             239
                                                          --------------
                                                          ==============   =============
     Total long-term debt - recourse                    $        98,505  $       98,698
                                                          ==============   =============


                            FEDERATED INVESTORS, INC.

                                   (UNAUDITED)

(4)     Common Stock

(a)     Dividends

         Federated's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any loss) of Federated less any stock repurchase payments during the period from January 1, 1998 to and including the date of payment. The Senior Secured Note Purchase Agreement allows dividends to an amount of $5 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1996 to and including the date of payment. Cash dividends of $0.038, $0.042, and $0.042 per share or approximately $3.3 million, $3.6 million, and $3.6 million were paid in the first, second, and third quarters of 1999, respectively, to holders of common shares. Additionally, on October 19, 1999, the board of directors declared a dividend of $0.042 per share to be paid on November 15, 1999, to shareholders of record as of November 1, 1999. After the payment of the dividend on November 15, 1999, and stock repurchase payments through November 3, 1999, approximately $26.0 million is available to pay dividends under the more restrictive of the two debt covenant limitations.

       (b)  Employee Stock Purchase Plan

         In July 1998, Federated established an Employee Stock Purchase Plan which allows employees to purchase a maximum of 500,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of September 30, 1999, 12,636 shares have been purchased by employees in this plan.

(c)     Stock Repurchase Program

           On January 26, 1999, the board of directors approved a share repurchase program authorizing Federated to purchase up to $20.0 million of Federated Class B common stock over the next 12 months in open market transactions. On July 20, 1999, a second share repurchase program was approved by the board of directors authorizing Federated to purchase an additional five million shares of Federated Class B common stock in open market and private transactions over the next 12 months. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The stock will be held in treasury for employee benefit plans, potential acquisitions and other corporate activities. As of September 30, 1999, Federated had purchased 3,107,200 shares of Class B common stock for approximately $56.4 million. Of this amount, Federated has expended the total allowable amount under the first program of $20.0 million with the purchase of 1,184,653 shares of Class B common stock and has repurchased an additional 1,922,547 shares of Class B common stock for $36.4 million under the second program. From October 1, 1999, to November 3, 1999, an additional 151,900 shares of Class B common stock have been repurchased under the second program for $2.5 million.

                             FEDERATED INVESTORS, INC.

                                   (UNAUDITED)

(5)  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,

                                                     ----------------------    ----------------------
                                                       1999         1998         1999         1998
                                                     ---------    ---------    ---------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator:

      Net income                                   $   31,164   $   23,610   $   88,402   $   65,519
                                                     =========    =========    =========    =========

Denominator:

      Basic weighted-average shares outstanding        83,069       85,183       84,156       83,850

      Dilutive potential shares from stock-based        2,573        2,512        2,558        2,380
      compensation

                                                     ---------    ---------    ---------    ---------
      Diluted weighted-average shares outstanding      85,642       87,695       86,714       86,230
                                                     =========    =========    =========    =========

      Basic earnings per share                     $     0.38   $     0.28   $     1.05   $     0.78
                                                     =========    =========    =========    =========
      Diluted earnings per share                   $     0.36   $     0.27   $     1.02   $     0.76
                                                     =========    =========    =========    =========





(6)     Comprehensive Income

     Comprehensive   income  was  $31.2   million  and  $23.7  million  for  the
three-month periods ended

     September 30, 1999 and 1998, respectively, and $87.8 million and $65.6 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




  HIGHLIGHTS
SELECTED OPERATING DATA                              Three Months Ended                         Nine Months Ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE                September 30,                              September 30,
DATA)


                                                 ---------------------------                --------------------------
                                                    1999            1998                      1999            1998
                                                 -----------     -----------                ----------      ----------
Revenue                                        $    152,197    $    133,068               $   443,643     $   381,877
Operating expenses                                   92,346          85,576                   273,274         251,316
                                                 -----------     -----------                ----------      ----------
Operating income                                     59,851          47,492                   170,369         130,561
Nonoperating expenses and minority interest          10,681           9,454                    31,283          26,575
                                                 -----------     -----------                ----------      ----------
Income before income taxes                           49,170          38,038                   139,086         103,986
Income tax provision                                 18,006          14,428                    50,684          38,467
                                                 ===========     ===========                ==========      ==========
Net income                                     $     31,164    $     23,610               $    88,402     $    65,519
                                                 ===========     ===========                ==========      ==========

Operating margin percentage                           39.3%           35.7%                     38.4%           34.2%

Earnings per share - basic                     $       0.38    $       0.28               $      1.05     $      0.78
Earnings per share -diluted                    $       0.36    $       0.27               $      1.02     $      0.76




MANAGED AND ADMINISTERED ASSETS AT PERIOD END
(IN MILLIONS)                                          September 30,              %

                                                 ---------------------------
                                                    1999            1998       Change
                                                 -----------     -----------   --------
Money market funds                             $     77,006    $     71,228       8.1%
Equity funds                                         17,289          13,267      30.3%
Fixed income funds                                   16,414          16,089       2.0%
Separate accounts                                     4,504           2,323      93.9%
                                                 ===========     ===========
               Total Managed Assets            $    115,213    $    102,907      12.0%
                                                 ===========     ===========

               Total Administered Assets       $     37,445    $     54,574     -31.4%
                                                 ===========     ===========



AVERAGE MANAGED AND ADMINISTERED ASSETS              Three Months Ended                         Nine Months Ended
(IN MILLIONS)                                          September 30,              %               September 30,              %

                                                 ---------------------------                --------------------------
                                                    1999            1998       Change         1999            1998        Change
                                                 -----------     -----------   --------     ----------      ----------    --------

Money market funds                             $     77,748    $     69,864      11.3%    $    78,526     $    66,711       17.7%
Equity funds                                         17,965          13,918      29.1%         17,052          13,560       25.8%
Fixed income funds                                   16,669          15,931       4.6%         16,806          15,708        7.0%
Separate accounts                                     4,511           2,300      96.1%          3,975           2,309       72.2%
                                                 ===========     ===========                ==========      ==========
               Total average Managed Assets    $    116,893    $    102,013      14.6%    $   116,359     $    98,288       18.4%
                                                 ===========     ===========                ==========      ==========

               Total average Administered      $     36,824    $     54,772     -32.8%    $    33,616     $    53,043      -36.6%
Assets
                                                 ===========     ===========                ==========      ==========




COMPONENTS OF CHANGES IN EQUITY AND FIXED INCOME FUND MANAGED
ASSETS

(IN MILLIONS)

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,


                                                     ---------------------------       ---------------------------
EQUITY                                                 1999             1998              1999            1998
-------
FUNDS

                                                     ----------      -----------       -----------      ----------
            Beginning assets                       $    18,199     $     14,561      $     15,503     $    11,710
                                                     ----------      -----------       -----------      ----------
                      Sales                              1,504            1,193             4,408           3,986
                      Redemptions                      (1,275)            (932)           (3,280)         (2,274)
                                                     ----------      -----------       -----------      ----------
                                                           229              261             1,128           1,712
                      Net sales

                      Net                                   17                0                96            (18)
                      exchanges
                      Other*                           (1,156)          (1,555)               562           (137)
                                                     ==========      ===========       ===========      ==========
            Ending                                 $    17,289     $     13,267      $     17,289     $    13,267
            assets
                                                     ==========      ===========       ===========      ==========


FIXED INCOME FUNDS

            Beginning assets                       $    16,725     $     15,816      $     16,437     $    15,067
                                                     ----------      -----------       -----------      ----------
                      Sales                              1,282            1,525             4,703           4,506
                      Redemptions                      (1,456)          (1,265)           (4,411)         (3,466)
                                                     ----------      -----------       -----------      ----------
                                Net                      (174)              260               292           1,040
                      (redemptions)/sales
                      Net                                   39               14               136           (243)
                      exchanges
                      Other*                             (176)              (1)             (451)             225
                                                     ==========      ===========       ===========      ==========
            Ending                                 $    16,414     $     16,089      $     16,414     $    16,089
            assets
                                                     ==========      ===========       ===========      ==========



       * INCLUDES CHANGES IN THE MARKET VALUE OF SECURITIES HELD BY THE FUNDS, REINVESTED DIVIDENDS AND DISTRIBUTIONS, AND NET INVESTMENT INCOME.

         In preparing the discussion and analysis below, Federated has presumed that the readers of the interim financial information have read or have access to Federated's discussion and analysis of financial condition and results of operations contained in Federated's Annual Report on Form 10-K for the year ended December 31, 1998.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET INCOME. Net income for the three months ended September 30, 1999 was $31.2 million or $0.36 per diluted share as compared to $23.6 million or $0.27 per diluted share for the same period in 1998. This increase primarily reflects increased revenue generated from higher levels of average managed assets.

         REVENUE. Total revenue increased $19.1 million, or 14.4%, to $152.2 million for the third quarter 1999 from $133.1 million for the same period in 1998. Revenue from managed assets was $135.1 million for the third quarter 1999, an increase of $18.0 million, or 15.3%, over the third quarter 1998, due principally to the 14.6% increase in average managed assets. Revenue from managed assets increased at a higher rate than the rate of average managed asset growth due to the composition of assets. The increase in average managed assets from $102.0 billion for the third quarter 1998 to $116.9 billion for the third quarter 1999 included increases of 29.1%, 11.3%, 4.6%, and 96.1% in equity funds, money market funds, fixed income funds, and separate accounts, respectively, with equity funds earning the highest fees per invested dollar. The large percentage increase in separate accounts is predominantly due to the assets associated with the newly formed joint venture in Germany and the collateralized bond obligation
        (CBO) transaction which Federated entered into in the second quarter 1999. Interest and dividends increased by $1.0 million or 37.9% over the prior year third quarter as a result of higher levels of invested cash resulting from cash generated from normal business activities.

         OPERATING EXPENSES. Total operating expenses were $92.3 million for the third quarter 1999 as compared to $85.6 million for the third quarter 1998, an increase of $6.7 million or 7.9%. More than 60% of the increase is attributable to increases in variable expenses due to continued sales and the resultant growth in assets under management. As a result, expense growth has been contained at levels substantially below the 14.4% increase in revenue and, accordingly, operating margins have improved to 39.3% for the quarter ended September 30, 1999 from 35.7% for the same period in 1998.

         Compensation and related expenses were $38.8 million for the third quarter 1999 as compared to $36.9 million for the same period in 1998. This increase of $1.9 million or 5.3% is due principally to salary increases for employees over the prior year and resulting increases in payroll taxes.

         Advertising and promotional expenses were $14.6 million for the third quarter 1999 as compared to $12.7 million for the same period in 1998. This increase of $1.9 million or 15.1% reflects higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds.

         Systems and communications expenses were $7.0 million for the third quarter 1999 as compared to $6.3 million for the same period in 1998. This increase of $0.7 million or 10.4% is largely attributable to increased costs to third-party system vendors in 1999.

         Amortization of deferred sales commissions was $12.5 million for the third quarter 1999 as compared to $8.2 million for the same period in 1998. This increase of $4.3 million or 51.5% is due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require Federated to advance commissions to the broker / dealers.

         Amortization of intangible assets was $1.7 million for the third quarter 1999 as compared to $3.8 million for the same period in 1998. This decrease of $2.1 million or 55.8% is the result of certain intangible assets reaching the end of their amortization schedules in the second quarter 1999.

         Other expenses were $2.4 million for the third quarter 1999 as compared to $1.9 million for the third quarter 1998. This increase of $0.5 million or 28.6% is predominantly attributable to the reduction of bad debt expense in the third quarter of 1998 as a result of improved collection of accounts receivable.

         NONOPERATING EXPENSES. Nonoperating expenses were $8.1 million for the third quarter 1999 as compared to $7.2 million for the same period of 1998. This increase of $0.9 million or 12.8% reflects an increase in interest expense recognized relative to the higher level of nonrecourse debt incurred as a result of the continued sales of certain B Share related future cash flows accounted for as financings.

         INCOME TAXES. The income tax provision for the third quarter 1999 was $18.0 million as compared to $14.4 million for the third quarter 1998. This increase of $3.6 million or 24.8% is due primarily to the increase in the level of income before income taxes from $38.0 million for the third quarter 1998 to $49.2 million for the third quarter 1999, an increase of $11.2 million or 29.3%. The effective tax rate for the third quarter 1999 and 1998 was 36.6% and 37.9%, respectively.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET INCOME for the first nine months of 1999 was $88.4 million or $1.02 per diluted share compared with net income of $65.5 million or $0.76 per diluted share for the same period in 1998. The increase primarily reflects increased revenues generated from higher levels of average managed assets and a non-recurring $1.9 million after-tax gain recorded on the 1999 sale of certain non-earning assets. Excluding the effect of this gain, Federated would have realized net income of $86.5 million, or $1.00 per diluted share, for the first nine months of 1999.

         REVENUE. Total revenue increased by $61.7 million or 16.2% to $443.6 million in the first nine months of 1999 from $381.9 million in the first nine months of 1998. Approximately $58.9 million or 95.3% of the increase in total revenue is due to increased average managed assets. Average managed assets increased $18.1 billion or 18.4% from $98.3 billion for the first nine months of 1998 to $116.4 billion for the same period in 1999, including increases of 25.8%, 17.7%, 7.0%, and 72.2% in equity funds, money market funds, fixed income funds, and separate accounts, respectively. The large percentage increase in separate accounts is predominantly due to the assets associated with the newly formed joint venture in Germany and the CBO transaction which Federated entered into in 1999. Service related revenues from sources other than managed assets decreased by approximately $2.8 million due primarily to a decrease in average administered assets. Average administered assets decreased $19.4 billion or 36.6% from $53.0 billion for the first nine months of 1998 to $33.6 billion for the same period in 1999, resulting from the termination of service contracts in the fourth quarter 1998. Interest and dividends increased by $3.9 million as a result of higher levels of invested cash from cash generated from normal business activities and the net proceeds from the initial public offering. Other income improved $0.8 million and in the first nine months of 1999 included a non-recurring $3.0 million gain from the sale of certain non-earning assets while in the first nine months of 1998 included $2.5 million of income from a servicing contract buyout of a bank-sponsored mutual fund complex.

         OPERATING EXPENSES. Total operating expenses increased to $273.3 million for the nine month period ended September 30, 1999 from $251.3 million for the same period in 1998, an increase of $22.0 million or 8.7%. More than 50% of the increase is attributable to increases in variable expenses due to continued sales and the resultant growth in assets under management. As a result, expense growth has been contained at levels substantially below the 16.2% increase in revenue and, accordingly, operating margins have improved to 38.4% for the first nine months of 1999 from 34.2% for the same period in 1998.

         Compensation and related expenses were $116.7 million for the first nine months of 1999 as compared to $111.7 million for the same period in 1998. This increase of $5.0 million or 4.6% is mainly attributable to an increase in employee salaries over the prior year and resultant increases in payroll taxes.

         Advertising and promotional expenses were $40.2 million for the first nine months of 1999 as compared to $33.6 million for the same period in 1998. This increase of $6.6 million or 19.5% is primarily the result of higher levels of marketing allowances being paid to brokers and bank clients for retailing efforts of marketing funds.

         Systems and communications expenses were $20.8 million for the first nine months of 1999 as compared to $19.4 million for the same period in 1998. This increase of $1.4 million or 7.1% is primarily due to new computer hardware leasing agreements and increased costs to third-party system vendors in 1999.

         Office and occupancy expenses were $19.0 million for the first nine months of 1999 as compared to $20.6 million for the first nine months of 1998. This decrease of $1.6 million or 7.7% is primarily attributable to reduced rent expense for leased office space as a result of the consolidation of certain servicing functions and the reduction in leased office space in late 1998.

         Professional service fees expenses were $18.5 million for the first nine months of 1999 as compared to $14.7 million for the same period in 1998. The increase of $3.8 million or 25.3% is largely the result of increased service fees related to subcontracted portfolio accounting services, as well as increased legal and consulting fees related to the German joint venture, Year 2000, and other system related projects.

         Amortization of deferred sales commissions was $34.3 million for the first nine months of 1999 as compared to $22.9 million for the same period in 1998. This increase of $11.4 million or 49.8% is due to higher levels of deferred sales commissions as a result of the continued sale of shares of funds which require Federated to advance commissions to the broker / dealers.

         Amortization of intangible assets was $8.7 million for the first nine months of 1999 as compared to $11.3 million for the same period in 1998. This decrease of $2.6 million or 22.9% is the result of certain intangible assets reaching the end of their amortization schedules in the second quarter 1999.

         Other expenses were $4.4 million for the first nine months of 1999 as compared to $7.2 million for the first nine months of 1998. This decrease of $2.8 million or 39.2% is primarily attributable to the rebate of certain non-income related taxes and a reduction in processing errors.

         NONOPERATING EXPENSES. Nonoperating expenses were $23.7 million for the first nine months of 1999 as compared to $20.1 million for the same period in 1998. This increase of $3.6 million or 17.7% is primarily due to increased interest expense attributable to higher average nonrecourse debt levels incurred for the securitization of certain B Share fund assets.

         MINORITY INTEREST. The minority interest increased to $7.6 million for the first nine months of 1999 from $6.5 million for the same period in 1998 as a result of higher net income for the subsidiary for which Federated acts as the general partner with a majority interest of 50.5%. The increase in income is attributable to higher average managed assets of the funds advised by the subsidiary.

         INCOME TAXES. The income tax provision for the nine month period ended September 30, 1999 was $50.7 million as compared to $38.5 million for the same period in 1998. This increase of $12.2 million or 31.8% is due primarily to the 33.8% increase in the level of income before income taxes from $104.0 million for the nine months ended September 30, 1998 to $139.1 million for the nine months ended September 30, 1999. The effective tax rate for the nine month periods ended September 30, 1999 and 1998, were 36.4% and 37.0%, respectively.

  CAPITAL RESOURCES AND LIQUIDITY

         CASH FLOW. Cash provided by operating activities totaled $82.8 million for the first nine months of 1999 as compared to $42.5 million for the first nine months of 1998. The increase is largely attributable to increased profitability. Cash flows from operating activities for the first nine months of 1999 were primarily utilized for purchases of securities available for sale, the purchase of treasury stock, purchases of property and equipment, dividend payments as well as distributions to the minority interest. Purchases of securities available for sale in the first nine months of 1999 included Federated's $11.0 million investment in subordinated notes of the CBO. Federated purchased the subordinated notes, which are classified as "Other long-term assets" in the Consolidated Balance Sheets, in the second quarter of 1999.

         DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT. Certain subsidiaries of Federated pay commissions to broker / dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, Federated retains certain distribution and servicing fees from the mutual fund over the outstanding life of such shares, subject to certain limitations. These fees consist of 12b-1 fees, shareholder service fees and contingent deferred sales charges (CDSCs). Both 12b-1 and shareholder service fees are calculated as a percentage of average assets associated with the related classes of shares. If shares are redeemed before the end of a specified holding period as outlined in the related mutual fund prospectus, the mutual fund shareholder is normally required to pay Federated a CDSC based on a percentage of the lower of the current market value or the original cost basis of the redeemed shares. Such percentage diminishes over a recovery schedule not to exceed six years.

         For non-B Share-related sales, the up-front commissions Federated pays to broker / dealers are capitalized, recorded as deferred sales commissions and amortized over the estimated benefit period not to exceed CDSC periods. The 12b-1 and shareholder service fees are recognized in the statements of income over the life of the mutual fund class share, subject to certain limitations. Any CDSCs collected are used to reduce the deferred sales commission asset.

         For B Share-related sales, Federated has agreed to sell, on a regular basis over a three-year contract period terminating in the fourth quarter of 2000, the rights associated with certain of the future fee revenue associated with the deferred sales commissions. For accounting purposes, the sales of the future cash flow rights are accounted for as financings and nonrecourse debt is recorded.

         The following table demonstrates the effects of the B Share financing program on both the Consolidated Balance Sheets at September 30, 1999 and December 31, 1998, and the Consolidated Statements of Income for the three and nine-month periods ended September 30, 1999 and 1998:

(IN THOUSANDS)                                          1999             1998
------------------------------------------------------------------------------
SEPTEMBER 30 AND DECEMBER 31, RESPECTIVELY

Assets

     Deferred sales commissions, net*           $    282,173      $   249,580
     Receivables                                       7,394            6,314
     Other long-term assets                            2,248            2,798
Liabilities

     Long-term debt - nonrecourse               $    303,590      $   272,850
     Accounts payable                                  5,271            3,951

THREE MONTHS ENDED SEPTEMBER 30

Revenues

     Other service fees, net - Federated        $     18,591      $    13,697
funds
Expenses
     Amortization of deferred sales             $     11,272      $     7,370
commissions

     Debt expense - nonrecourse                        5,881            4,967
     Other expenses                                      147              172

NINE MONTHS ENDED SEPTEMBER 30

Revenues

     Other service fees, net - Federated        $     52,735      $    37,761
funds
Expenses
     Amortization of deferred sales             $     31,189      $    20,679
commissions

     Debt expense - nonrecourse                       17,012           13,462
     Other expenses                                      449              598

* EXCLUDES DEFERRED SALES COMMISSIONS RELATED TO B SHARE REVENUE STREAMS WHICH HAVE NOT BEEN FINANCED AS OF THE END OF THE PERIOD DUE TO THE TIMING OF THE SALE OF THE REVENUE STREAMS TO THE THIRD PARTY.

         Due to the nonrecourse nature of this financing arrangement, the $17.0 million excess of B Share-related liabilities over the related assets at September 30, 1999, will be recognized in income over the remaining life of the B Share cash flows.

         CAPITAL EXPENDITURES. Capital expenditures totaled $1.6 million and $15.6 million for the third quarter and first nine months of 1999, respectively, which excludes Year 2000-related project costs described below.

         DIVIDENDS. Federated's board of directors adopted a policy in 1998 to declare and pay cash dividends on a quarterly basis. A dividend of $0.042 per share was paid in the third quarter of 1999. On October 19, 1999, Federated's board of directors declared a dividend of $0.042 per share to be paid on November 15, 1999 to registered shareholders as of November 1, 1999. After the payment of the dividend on November 15, 1999, and stock repurchase payments through November 3, 1999, given current debt covenants, Federated has the ability to pay dividends of approximately $26.0 million.

     DEBT  FACILITIES.  Federated  has the following  recourse debt  facilities:
Senior Secured Credit Agreement and Senior Secured Note Purchase Agreement.

         SENIOR SECURED CREDIT AGREEMENT: At September 30, 1999, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $150.0 million. The Senior Secured Credit Agreement contains various financial and other covenants. Federated was in compliance with all debt covenants at September 30, 1999.

         SENIOR SECURED NOTE PURCHASE AGREEMENT: The Senior Secured Note Purchase Agreement debt totaled $98.0 million as of September 30, 1999. The notes are due in seven annual $14.0 million installments beginning September 27, 2000, and maturing September 27, 2006. Federated was in compliance with all debt covenants at September 30, 1999.

         CAPITALIZED LEASE OBLIGATIONS. At September 30, 1999, Federated had capitalized lease obligations totaling $0.8 million related to certain telephone equipment. The scheduled principal payments approximate $0.2 million per year for 1999 through 2002.

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

         The project scope has been divided into four segments which comprise Federated's computing environment as follows:

o systems developed internally by Federated's IT division - this constitutes the majority of Federated's Y2K efforts; o mission-critical processing provided by the Federated mutual funds' service providers;

o other critical aspects of systems and operations within the business units, including both commercially available computer applications and the progress of key business partners; and

o embedded systems - for Federated's operations, embedded systems mainly consist of building systems and office equipment.

         As of September 30, 1999, Federated has completed all four phases identified above for all internally supported applications. In addition, the testing phase has consisted of several levels of testing, as appropriate for each application. Test levels have included: tests of individual system components, overall system testing, and tests of interfaces between systems. Testing was conducted using year 2000 dates in a dedicated, Y2K compliant environment.

         Work to be completed during the fourth quarter includes finalizing the upgrade or retirement of certain system infrastructure components and continuing to apply vendor-provided product upgrades, as they become available. Management is closely tracking our progress towards completion of the remaining work.

         Certain mission-critical processing is performed for Federated's mutual funds by outside service providers, including the transfer agency, portfolio accounting, and custody functions. Federated has identified these service providers, monitored the progress of these companies in addressing Y2K issues via progress reports and meetings, and worked with these service providers to test their systems, where appropriate. As of September 30, 1999, the critical service providers have reported completion of renovation and testing for their critical systems. Further, Federated has completed Y2K acceptance testing and interface testing with these firms.

         For business unit operations, Y2K-related upgrades for vendor-provided software are essentially complete. Federated has also received Y2K readiness assurances from critical business partners and the property managers for Federated's facilities.

         Additionally, Federated participated in the "industry-wide testing" coordinated by the Securities Industry Association. This testing was conducted to ensure that major broker / dealers, exchanges, clearing houses, and depositories will be able to communicate properly in the year 2000. Federated participated in initial tests for processing of mutual fund transactions in both July and October 1998. Federated also participated in the full industry-wide test conducted in March / April 1999 and encountered no Y2K-related errors.

         COSTS TO ADDRESS Y2K: Federated estimates its Y2K project will cost approximately $10 million. Federated has incurred approximately $9.4 million from the inception of the Y2K project through September 30, 1999, with $4.2 million being reflected within the current year's financial statements. Y2K costs are being funded from operating revenue and are being expensed as incurred. These cost estimates are subject to change as the project continues. The estimated total costs are not considered to have a material impact on Federated's results of operations or financial position.

         While certain non time-sensitive IT projects have been delayed due to Y2K efforts and costs, no strategic projects or projects for legal or regulatory requirements have been deferred or canceled.

         RISKS OF YEAR 2000 ISSUES: It must be realized that, as with all other companies in the financial services industry, many day-to-day functions of Federated are dependent on accurate computer processing. Further, this processing is conducted by an extensive network of systems, both internal to Federated and external, with both direct and indirect interaction. Accordingly, if not addressed, Y2K issues could result in Federated's inability to perform mission-critical functions, including the trading of securities and processing of mutual fund shareowner transactions. However, it deserves mention that, due to the extensive efforts of Federated and the financial services industry, in general, we believe the risks associated with Y2K have been greatly mitigated.

         A portion of Federated's business involves international investments, thereby exposing Federated to operations, custody and settlement processes outside the United States. Federated is monitoring the progress of the mutual funds' international custodians in these areas. Federated is also assessing Y2K issues for other aspects of its international operations.

         Y2K is a risk for many of the issuers of the specific securities in which Federated's mutual funds invest, in both the U.S. and international markets. Accordingly, Federated has incorporated assessment of Y2K risk into its investment management process.

         CONTINGENCY PLANS: Despite the extensive preparations of Federated and its industry, in general, disruptions at year end remain a possibility. These could occur due to internal factors or external systems and entities upon which the company relies. Federated interacts with many external entities and, like all firms, relies upon public utilities for electric, heat, water, and other services.

         To address the possibility of disruptions, Federated will closely manage the period surrounding the century rollover. Plans are in place to closely monitor and validate our systems at that time, have key personnel available to address any issues that arise, and be in communication with external parties, such as industry associations, regulators, and key business partners.

         In addition to those efforts, the company is preparing Y2K contingency plans. These plans detail the procedures and resources the company would implement to react to Y2K-related interruptions to our critical business functions. The functions for which plans are being created include portfolio management, transaction processing , shareowner servicing, and other critical business functions.

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

Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Federated's investments are primarily in money market and fixed income funds. Occasionally, Federated invests in new fluctuating net asset value mutual funds (performance seed) sponsored by Federated in order to provide investable cash to the fund, allowing the fund to establish a performance history. Federated may use derivative financial instruments in an attempt to hedge these investments. As of September 30, 1999, the book value of the performance seed investments and the derivative financial instruments were $16.5 million and $0.4 million, respectively. In the second quarter of 1999, Federated became the collateral manager of an approximately $361.0 million CBO consisting of high yield debt securities. At the same time, Federated purchased $11.0 million of the related subordinated notes due 2011. Payments of interest and principal on the subordinated notes will be subordinated to interest and principal payments on senior and mezzanine notes issued by the CBO as well as costs incurred by the CBO. All of Federated's debt instruments carry fixed interest rates and therefore are not subject to market risk.

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

                            FEDERATED INVESTORS, INC.

                                  (Registrant)

Date  NOVEMBER 10, 1999                   By:    /S/  J. CHRISTOPHER DONAHUE
     ------------------------------          ---------------------------------
                                          J. Christopher Donahue
                                          President and
                                          Chief Executive Officer

Date         NOVEMBER 10, 1999            By:    /S/  THOMAS R. DONAHUE
     ------------------------------          --------------------------------
                                          Thomas R. Donahue
                                          Chief Financial Officer and
                                          Principal Accounting Officer