Form 10-K
period 1999-12-31
FEDERATED INVESTORS INC /PA/
filed 2000-03-29
CIK 1056288

22

PI-312470.08

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER  1-14818

                               FEDERATED INVESTORS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

-------------------------------------------------------------------------------
                                                     25-1111467

             PENNSYLVANIA

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                  (I.R.S. EMPLOYER

    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------






                           FEDERATED INVESTORS TOWER
                     PITTSBURGH, PENNSYLVANIA 15222-3779

         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  CLASS B COMMON STOCK, NO PAR VALUE           NEW YORK STOCK EXCHANGE
         (TITLE OF EACH CLASS)             (NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
-------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes A No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of March 22, 2000 was approximately $1,488,903,000, based on the last reported sales price of $26.0625 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class B Common Stock outstanding on March 22, 2000, was 80,745,035 shares.

    Documents incorporated by reference:
      Selected portions of the 1999 Annual Report to Shareholders - Part I, Part II and Part IV of this Report.

      Selected portions of the 2000 Information Statement - Part III of this Report.

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW

      Federated Investors, Inc. and its consolidated subsidiaries (collectively, "Federated") is a leading provider of investment management and related financial services. Federated sponsors, markets and provides investment advisory, distribution and administrative services primarily to mutual funds. Total assets under management at December 31, 1999, were $124.8 billion, primarily in funds managed, distributed and administered by Federated and in other non-fund products ("Managed Assets"), of which $4.7 billion were in separately managed accounts. Managed Assets at December 31, 1999, increased $13.3 billion since December 31, 1998.

      Federated provided investment advisory services to 129 funds at December 31, 1999. These funds are offered through banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers; these customers include retail investors, corporations, and retirement plans. Federated also provides mutual fund administrative services to its managed funds and to funds sponsored by third parties, where Federated also acts as fund distributor. Federated provided these services for $41.2 billion of assets in funds sponsored by third parties, primarily banks, ("Administered Assets") as of December 31, 1999. In addition, Federated provides other services related to mutual funds including trade execution and clearing and retirement plan recordkeeping.

      Total Managed Assets for each of the past three years are as follows:

MANAGED ASSETS                                                  Growth Rate
                                                             -------------------
(DOLLARS IN MILLIONS)               As of December 31,        3 Yr.
                               ----------------------------
                                 1999      1998      1997      CAGR*        1999
                               -------------------------------------------------

  Money Market Funds/
     Cash Equivalents            $83,299   $77,055  $63,622    18%        8%
  Equity Funds                    20,941    15,503   11,710    40%       35%
  Fixed-Income Funds              15,857    16,437   15,067      4%      -4%
  Separate Accounts                4,723     2,558    2,141    34%       85%
                               -------------------------------------------------

    Total Managed Assets        $124,820  $111,553  $92,540    19%       12%
                               =================================================

*Compound Annual Growth Rate

      Average Managed Assets for the past three years were as follows:

AVERAGE MANAGED ASSETS                                          Growth Rate
                                                             -------------------
(DOLLARS IN MILLIONS)            Year ended December 31,      3 Yr.
                               ----------------------------
                                 1999      1998      1997      CAGR*        1999
                               -------------------------------------------------
Money Market Funds/
  Cash Equivalent                $79,253   $69,074  $55,636    21%       15%
Equity Funds                      17,531    13,777    9,690    41%       27%
Fixed-Income Funds                16,680    15,851   14,382     6%       5%
Separate Accounts                  4,109     2,334    1,872    35%       76%
                               -------------------------------------------------

  Total Average Managed Assets  $117,573  $101,036  $81,580    21%       16%
                               =================================================

* Compound Annual Growth Rate

      Federated's revenues from investment advisory, related administrative and other service fees provided under agreements with the funds and other entities, and other income over the last three years were as follows (Certain amounts previously reported have been reclassified to conform to the current year's presentation.):

REVENUE

(DOLLARS IN THOUSANDS)                                        Growth Rate
                                                         -----------------------
                             Year ended December 31,        3 Yr.
                          -------------------------------
                            1999      1998        1997      CAGR*       1999
                          ------------------------------------------------------

  Investment   Advisory   $324,923  $280,046    $220,912     22%        16%
Fees
  Administrative           104,381    97,234      85,429     13%         7%
Service Fees
  Other Service Fees       147,700   124,599      88,163     35%        19%
  Other Income              24,094    20,248       9,215     37%        19%
                          ------------------------------------------------------

    TOTAL REVENUE         $601,098  $522,127    $403,719      23%       15%
                          ======================================================

* Compound Annual Growth Rate

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

      Federated offers a wide range of products, including equity, fixed-income and money market investments designed to meet the needs of investors with varying investment objectives. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated's products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance.

      Since 1994, in response to market demand and to diversify its managed assets, Federated has emphasized growth of its equity business and has broadened its range of equity products. Equity assets are managed across a wide range of styles including large cap value ($6.8 billion), equity income ($4.8 billion), international ($3.1 billion) and mid-large cap growth ($2.9 billion) investments. Federated also manages assets in equity index funds ($3.4 billion), balanced and asset allocation funds ($1.2 billion) and small cap blend ($506 million). These asset allocation funds may include fixed-income assets.

      Federated's fixed-income assets are managed in a wide range of sectors including high yield ($4.9 billion), mortgage-backed ($4.7 billion), multi-sector ($2.7 billion), municipal ($2.2 billion), corporate ($1.7 billion), U.S. government ($1.6 billion) and international/global ($1.0 billion). Federated's fixed-income funds offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements.

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

      Federated is one of the largest U.S. managers of money market fund assets, with $83.3 billion in assets under management at December 31, 1999. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 25 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market fund products which are typically distributed through broker/dealers. Federated manages money market fund assets in a variety of asset classes including government ($43.9 billion), prime ($26.5 billion) and tax-free ($12.9 billion).

      Federated's distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers and investment advisers, and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed selling relationships with more than 4,000 institutions and sells its products directly to another 500 corporations and government entities. Federated uses its trained sales force of more than 190 representatives and managers across the United States to add new customer relationships and strengthen and expand existing relationships.

INVESTMENT PRODUCTS AND MARKETS

       Federated's investment products are distributed in four principal markets: the bank trust market, the broker/dealer market, the institutional market and the international market. The following chart shows Federated Managed Assets by market for the dates indicated:

MANAGED ASSETS BY MARKET                                        Growth Rate
                                                             ------------------
(DOLLARS IN MILLIONS)               As of December 31,        3 Yr.
                               ----------------------------
                                 1999      1998      1997     CAGR*     1999
                               ----------------------------- ------------------

Bank Trust Market                $61,912   $58,891  $49,662    16%       5%
Broker/Dealer Market              41,930    35,232   28,256    24%      19%
Institutional Market              16,349    13,993   11,343    19%      17%
International Market               1,104         0        0    n/a      n/a
Other                              3,525     3,437    3,279     7%        3%
                               -----------------------------

  Total Managed Assets          $124,820  $111,553  $92,540    19%      12%
                               =============================

*Compound Annual Growth Rate

      BANK TRUST MARKET. Federated pioneered the concept of providing cash management to bank trust departments through mutual funds over 20 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust(TM), to meet the evolving needs of bank trust departments. Federated's bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a staff of support personnel to offer its products and services in the bank trust market.

      Money market funds contain the majority of Federated's Managed Assets in the bank trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income mutual funds structured for use in the bank trust market. As of December 31, 1999, Managed Assets in the bank trust market were comprised of $51.1 billion in money market funds and cash equivalents, $5.7 billion in equity funds and $5.1 billion in fixed-income funds.

      BROKER/DEALER MARKET. Federated distributes its products in this market through a large, diversified group of approximately 2,000 national, regional, independent, and bank broker/dealers. Federated maintains a sales staff dedicated to this market, with a separate group focused on the bank broker/dealers. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use in the broker/dealer market. As of December 31, 1999, Managed Assets in the broker/dealer market were comprised of $22.1 billion in money market funds, $12.3 billion in equity funds, and $7.5 billion in fixed-income funds.

      INSTITUTIONAL MARKET. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisors, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 1999, Managed Assets in the institutional market were comprised of $9.5 billion in money market funds, $2.0 billion in fixed-income funds, $1.9 billion in equity funds and $2.9 billion in separate accounts.

      INTERNATIONAL MARKET. Federated is taking steps to broaden distribution to areas outside of the U.S. In 1998, Federated entered into an agreement with LVM-Versicherungen (LVM), a large German insurance company, to create a joint-venture company named Federated Fonds-Service GmbH ("Federated GmbH"), to exclusively manage, distribute and market a family of mutual funds to insurance clients of LVM, as well as pursue institutional separate accounts. In the fourth quarter of 1999, a Trust was established with six sub-funds to be sold in German speaking countries in Europe. Marketing of these funds began in January 2000.

      ALTERNATIVE PRODUCTS. In 1999, Federated entered into an agreement to manage a portfolio of high yield bonds totaling $362 million at inception for a collateralized bond obligation (CBO) product. This product packages Federated's mutual fund investment management expertise into an alternative product structure and offers another source of investment advisory fee revenue. Federated plans to continue to seek opportunities to manage CBOs and other alternative products.

        Federated completed three acquisitions between November, 1996 and May, 1997, which together resulted in an increase of approximately $4.8 billion in Managed Assets. In January 2000, Federated acquired InvestLink Technologies, Inc., a software developer and marketer of applications for recordkeeping, administration and servicing of defined contribution benefit plans. Federated will seek to identify additional acquisitions and alliances that it believes will enhance shareholder value by adding assets, complementary investment management expertise or distribution capabilities.

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

      Federated provided investment advisory services to 129 funds as of December 31, 1999. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds PLC and Federated Unit Trusts which are domiciled in Dublin, Ireland. Each of Federated's U.S.-domiciled funds (with the exception of a collective investment trust) is registered under the Investment Company Act of 1940 ("Investment Company Act") and under applicable federal and state laws. Each of the funds enters into an advisory agreement. The advisory agreements are subject to annual approval by the fund directors or trustees, including a majority of the directors who are not "interested persons" of the funds or Federated as defined under the Investment Company Act. Advisory agreements are subject to periodic review by the directors or trustees of the respective funds and amendments to such agreements must be approved by the fund shareholders. A significant portion of Federated's revenue is derived from these advisory agreements which generally are terminable upon 60 days notice.

      Of these 129 funds, Federated's investment advisory subsidiaries managed 53 money market funds (and cash equivalents) totaling $83.3 billion in assets, 42 fixed-income funds with $15.9 billion in assets and 34 equity funds with $20.9 billion in assets. Appendix "A" hereto lists all of these funds, including asset levels and date of inception.

      Federated also serves as investment advisor to pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds sponsored by third parties, and other investors. These separate accounts totaled $4.7 billion in assets under management as of December 31, 1999. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

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

      The following chart shows period-end and average Administered Assets since 1997:

ADMINISTERED ASSETS            As of and for the year ended   Growth
(DOLLARS IN MILLIONS)                  December 31,            Rate
                               ----------------------------- ----------
                                  1999      1998     1997    1999
                               ----------------------------- ----------
Period End Administered Assets   $41,234   $28,165  $46,999      46%
Average Administered Assets       35,079    53,136   42,965     -34%

      The decrease in 1999 average Administered Assets and in year-end 1998 Administered Assets was due primarily to the termination of certain administration contracts in 1998 due to internalization of these functions by banks who developed the ability to provide mutual fund services through acquisitions. These customers collectively accounted for less than 2% of 1998 total revenue.

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

COMPETITION

      The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 1999, there were over 7,800 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers and other financial institutions.

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

REGULATORY MATTERS

      Substantially all aspects of Federated's business are subject to federal and state regulation and to the extent operations take place outside the United States they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances prohibition from acting as an adviser to registered investment companies. Federated's advisory companies are registered with the Securities and Exchange Commission (the "Commission") under the Advisers Act and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the Commission under the Investment Company Act. Certain wholly owned subsidiaries of Federated are registered as broker-dealers with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and with various states and are members of the National Association of Securities Dealers (the "NASD"). Their activities are regulated by the Commission, the NASD, and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the Commission pursuant to the Exchange Act. Two other subsidiaries are registered with the Commission as transfer agents. Federated Investors Trust Company is regulated by the State of New Jersey. Federated believes that it and its subsidiaries are in substantial compliance with all applicable laws and regulations. Amendments to current laws and regulations or newly-promulgated laws and regulations governing Federated's operations could have a material adverse impact on Federated.

      The federal, state and foreign laws and regulations applicable to most aspects of Federated's business are primarily intended to benefit or protect Federated's customers and the funds' shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Federated from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of broker/dealer licenses and registrations and transfer agent registrations, censure and fines.

EMPLOYEES

      At December 31, 1999, Federated employed 1,831 persons. Federated considers its relationships with its employees to be satisfactory.

FORWARD-LOOKING INFORMATION

      THIS ANNUAL REPORT ON FORM 10-K AND THE 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAIN CERTAIN "FORWARD- LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE CERTAIN UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS AND CAUTIONARY STATEMENTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF FEDERATED, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. FEDERATED CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND SHOULD BE READ IN CONJUNCTION WITH THE RISK DISCLOSURE BELOW. FEDERATED WILL NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. AS A RESULT OF THE FOREGOING, AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF FEDERATED, AND NEITHER FEDERATED NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF SUCH STATEMENTS.

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

      Many of Federated's fund products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional mutual funds are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to move their assets among various institutional funds than investors in retail mutual funds. Of Federated's 129 managed funds, 93 are sold without sales commission. Institutions are sensitive to fund investment performance, consistent adherence to investment objectives, quality of service and pricing. Federated believes that competitive pressures in the institutional fund market are increasing as a result of (i) the entry of well known managers from the retail investment industry and of low-fee investment managers, (ii) mergers and consolidation occurring in the banking industry, (iii) increased offering of proprietary funds by institutional investors such as banks, and (iv) regulatory changes affecting banks and other financial service firms.

      A significant portion of Federated's revenue is derived from providing mutual funds to its bank trust market, comprising over 1,400 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation which is occurring in the banking industry as well as recent regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated's customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

      POTENTIAL ADVERSE EFFECTS OF A DECLINE IN SECURITIES MARKETS. Changes in economic or market conditions may adversely affect the profitability and performance of and demand for Federated's investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment philosophies and market strategies under prevailing market conditions. A significant portion of Federated's revenue is derived from investment advisory fees, which are based on the value of Managed Assets and vary with the type of asset being managed, with higher fees generally earned on equity and fixed-income funds than on money market funds. Consequently, significant fluctuations in the prices of securities held by, or the level of redemptions from, the funds advised by Federated may affect materially the amount of Managed Assets and thus Federated's revenue, profitability and ability to grow. Substantially all of Federated's Managed Assets are in open end funds, which permit investors to redeem their investment at any time.

      POTENTIAL ADVERSE AFFECTS ON MONEY MARKET FUNDS RESULTING FROM INCREASES IN INTEREST RATES. Approximately 34% of Federated's revenue in 1999 was from managed money market funds. Assets in these funds are largely from institutional investors. In a period of rapidly rising interest rates, institutional investors may redeem shares in money market funds to invest directly in market issues offering higher yields. These redemptions would reduce Managed Assets, thereby reducing Federated's advisory fee revenue. Federated has been actively diversifying its products to expand its Managed Assets in equity mutual funds which may be less sensitive to interest rate increases. There can be no assurance that Federated will continue to be successful in these diversification efforts.

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

      ADVERSE EFFECTS OF TERMINATION OR FAILURE TO RENEW FUND AGREEMENTS ON FEDERATED'S REVENUES AND PROFITABILITY. A substantial majority of Federated's revenues are derived from investment management agreements with the funds that, as required by law, are terminable on 60 days' notice. In addition, each such investment management agreement must be approved and renewed annually by each fund's board, including disinterested members of the board, or its shareholders, as required by law. Generally, Federated's administrative servicing agreements with bank proprietary fund customers have an initial term of three years with a provision for automatic renewal unless notice is otherwise given and provide for termination for cause. Failure to renew or termination of a significant number of these agreements could have a material adverse impact on Federated. In addition, as required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its "assignment," although new investment advisory agreements may be approved by the mutual fund's directors or trustees and shareholders. A sale of a sufficient number of shares of Federated's voting securities to transfer control of Federated could be deemed an "assignment" in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated's ability to realize the value of these assets.

      POTENTIAL ADVERSE EFFECTS OF CHANGES IN LAWS AND REGULATIONS ON FEDERATED'S INVESTMENT MANAGEMENT BUSINESS. Federated's investment management business is subject to extensive regulation in the United States primarily at the Federal level, including regulations by the Commission particularly under the Investment Company Act and the Advisers Act as well as the rules of the NASD and all states. Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign regulations. Changes in laws or regulations or in governmental policies could materially and adversely affect the business and operations of Federated.

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

      SYSTEMS AND TECHNOLOGY RISKS. Federated utilizes software and related technologies throughout its businesses including both proprietary systems as well as those provided by outside vendors. As the century date change occurred, Federated encountered no significant problems with date-sensitive systems of its own or third party vendors in recognizing the year 2000. Unanticipated issues could still occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems related to year 2000 issues or otherwise. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated's business, financial condition, results of operations or business prospects.

ITEM 2 - PROPERTIES

      Federated's facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated's headquarters is located in the Federated Investors Tower, where Federated occupies approximately 345,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 60,000 square feet at other locations in Pittsburgh. Federated also leases approximately 50,400 square feet of office space for a portion of its servicing business in Rockland, Massachusetts. Federated maintains office space in Dublin, Ireland, where administrative offices for offshore funds are maintained; in New York, New York, where Federated Global Investment Management Corp. conducts its business; and in Gibbsboro, New Jersey, where Federated Investors Trust Company is located. Additional offices in Naples, Florida and Wilmington, Delaware are subleased by Federated.

ITEM 3 - LEGAL PROCEEDINGS

      There is currently no pending litigation of a material nature involving Federated.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

      The information required by this Item is contained in Federated's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The information required by this Item is contained in Federated's 1999 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is contained in Federated's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this Item is contained in Federated's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      The information required by this Item is contained in Federated's 1999 Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required by this Item (other than the information set forth below) will be contained in Federated's Information Statement for its 1999 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

EXECUTIVE OFFICERS

      The following table sets forth certain information regarding the executive officers of Federated as of March 22, 2000:



NAME                                           POSITION                                  AGE
----                                           --------                                  ---
John F. Donahue             Chairman and Director                                         75

J. Christopher Donahue      President, Chief Executive Officer and Director               50

Arthur L. Cherry            President,   Federated   Services  Company  and               46
                            Director

William D. Dawson III       Executive Vice  President and Chief  Investment               51
                            Officer  -  U.S.   Fixed  Income  of  Federated
                            Advisory Companies*

Thomas R. Donahue           Vice  President,   Treasurer,  Chief  Financial               41
                            Officer and Director

John B. Fisher              President  -  Institutional  Sales  Division of               43
                            Federated Securities Corp. and Director

Henry A. Frantzen           Executive Vice  President and Chief  Investment               57
                            Officer - Global
                            Equity and Fixed Income of  Federated  Advisory
                            Companies*

James F. Getz               President   --   Retail   Sales   Division   of               53
                            Federated Securities Corp. and Director

J. Thomas Madden            Executive Vice  President and Chief  Investment               52
                            Officer  -  Domestic  Equity,  High  Yield  and
                            Asset Allocation of Federated
                            Advisory Companies*

Eugene F. Maloney           Vice President and Director                                   55

John W. McGonigle           Executive Vice President, Chief Legal Officer,                61
                            Secretary and Director
----------------------------

*Federated  Advisory Companies include the following  subsidiaries of Federated:
Federated  Global  Investment   Management  Corp.,  Passport  Research  Limited,
Federated Investment Counseling, and Federated Investment Management Company.

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

     Mr. William D. Dawson III serves as Executive Vice President and Chief Investment Officer - U.S. Fixed Income of Federated Advisory Companies. He has served as a portfolio manager and held various other positions in the advisory companies. He is responsible for the investment policy and management of domestic fixed-income funds. Mr. Dawson is a Chartered Financial Analyst.

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

     Mr. John B. Fisher has been a director of Federated since the consummation of the Merger. He is President-Institutional Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated, and is responsible for the distribution of Federated's products and services to investment advisors, insurance companies, retirement plans and corporations

     Mr.  Henry A.  Frantzen  serves  as  Executive  Vice  President  and  Chief
Investment Officer - Global Equity and Fixed Income of Federated Advisory Companies. Mr. Frantzen is primarily responsible for the management of global equity and fixed-income funds. Prior to joining Federated, Mr. Frantzen was Managing Director of International Equities for Brown Brothers Harriman Investment Management Ltd. and Manager and International Equity Chief Investment Officer for Brown Brothers Harriman and Co. from 1992 to 1995. Prior thereto Mr. Frantzen served in executive capacities for various investment management companies, including Oppenheimer Management Corp., Yamaichi Capital Management and CREF.

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

      Mr. Eugene F. Maloney was a trustee of the Trust from 1989 until the consummation of the Merger and has continued as a director of Federated since the consummation of the Merger. He serves as a Vice President of Federated and provides certain legal, technical and management expertise to Federated's sales divisions, including regulatory and legal requirements relating to a bank's use of mutual funds in both trust and commercial environments.

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


ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this Item is contained in Federated's Information Statement for the 2000 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is contained in Federated's Information Statement for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)      FINANCIAL STATEMENTS:

      The information required by this Item is contained in Federated's 1999 Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

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

            333-48405))

  4.04 Intercompany Subordination Agreement, dated as of June 15, 1996, by and among Federated Investors and its subsidiaries (incorporated by reference to Exhibit 4.05 to the Registration Statement on Form S-1 (File No. 333-48405))

  4.05 Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

  4.06 Senior Secured Credit Agreement, dated as of January 31, 1996, by and among Federated and the Banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 4.07 to the Registration Statement on Form S-1 (File No. 333-48405))

  9.01 Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.01 Amendment No. 4 to Credit Agreement, dated as of May 11, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association. (incorporated by reference to
            Exhibit 10.1 of the June 30, 1998 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.02 Amendment No. 5 to Credit Agreement, dated as of May 11, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association. (incorporated by reference to
            Exhibit 10.2 of the June 30, 1998 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.03 Amendment No. 6 to Credit Agreement, dated as of December 3, 1998, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to
            Exhibit 10.03 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

   10.04 Amendment No. 7 to Credit Agreement, dated as of February 22, 1999, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to
            Exhibit 10.1 of the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.05 Federated Note Purchase Agreement, dated as of June 15, 1996 (incorporated by reference to Exhibit 4.08 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.06 Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.07 Federated Investors, Inc. Employee Stock Purchase Plan, amended as of July 20, 1999 (incorporated by reference to Exhibit 10.2 of the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.08 Federated Investors Program Initial Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and Wilmington Trust Company, solely as Trustee of the PLT Finance Trust 1997-1 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.09 Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and
            PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.10 Federated Investors Program Fee Agreement, dated as October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.11 Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.12 Stock Incentive Plan, as amended as of July 20, 1999 (incorporated by reference to Exhibit 10.3 to the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.13     Executive Annual Incentive Plan (incorporated by reference to
            Exhibit 10.02 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.14     Form of Bonus Stock Option Agreement (incorporated by reference to
            Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

  10.15 Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.16 Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.17 Centre City Tower Lease dated July 23, 1992, as amended (incorporated by reference to Exhibit 10.05 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.18 Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.19 Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.20 Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

  10.21 Employment Agreement, dated March 17, 1995, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1 (File No. 333-48405))

  13.01 Selected Portions of 1999 Annual Report to Shareholders (Filed herewith)

  21.01     Subsidiaries of the Registrant (Filed herewith)

  23.01     Consent of Ernst & Young LLP (Filed herewith)

  27.01     Financial Data Schedule (Filed herewith)


(B)   REPORTS ON FORM 8-K:

      No current reports on Form 8-K were filed for the quarter ended December 31, 1999.

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

                                     Date:       March 28, 2000


      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                    DATE

/s/ John F. Donahue        Chairman and Director            March 28, 2000
-------------------------
John F. Donahue

/s/ J. Christopher Donahue   President, Chief Executive     March 28, 2000
-------------------------    Officer and Director
J. Christopher Donahue      (Principal Executive Officer)
e

 /s/ John W. McGonigle     Director                         March 28, 2000
-------------------------
John W. McGonigle

/s/ Arthur L. Cherry       Director                         March 28, 2000
-------------------------
Arthur L. Cherry

/s/ James F. Getz          Director                         March 28, 2000
-------------------------
James F. Getz

/s/ John B. Fisher         Director                         March 28, 2000
-------------------------
John B. Fisher

       SIGNATURE                       TITLE                    DATE

/s/ Thomas R. Donahue      Chief Financial Officer and      March 28, 2000
-------------------------  Director Principal Accounting
                           and Financial Officer)


/s/ Eugene F. Maloney      Director                         March 28, 2000
-------------------------
Eugene F. Maloney

/s/ Michael J. Farrell     Director                         March 28, 2000
-------------------------
Michael J. Farrell

/s/ James L. Murdy         Director                         March 28, 2000
-------------------------
James L. Murdy

                                  EXHIBIT INDEX

 Exhibit

 NUMBER                                 DESCRIPTION

  13.01     Selected Portions of 1999 Annual Report to Shareholders

  21.01     Subsidiaries of the Registrant

  23.01     Consent of Ernst & Young LLP

  27.01     Financial Data Schedule





                                   Appendix A

                                 FEDERATED FUNDS

                                Number of                                                Fund
                                Share                            Assets                  Effective
           FUND NAME            Classes     FUND CATEGORY        as of          LOAD     DATE
                                as of                            12/31/99
           ---------            --------    -------------        --------       ----     ----------

                                12/31/99

EQUITY FUNDS:

FEDERATED AGGRESSIVE GROWTH       3      Equity Fund - Growth    $125,454,745   Y      11/18/1996
FUND

FEDERATED AMERICAN LEADERS        4      Equity Fund - Growth    4,020,031,975  Y      2/26/1969
FUND  INC.                                    and Income
FEDERATED AMERICAN LEADERS        1      Equity Fund - Growth    477,433,471    N      12/15/1993
FUND II                                       and Income
FEDERATED ASIA PACIFIC GROWTH     3      International/Global    61,707,460     Y      1/31/1996
FUND

FEDERATED CAPITAL APPRECIATION    3      Equity Fund - Growth    488,977,392    Y      11/14/1995
FUND

FEDERATED COMMUNICATIONS          3      Equity Fund - Growth    354,802,418    Y      9/13/1999
TECHNOLOGY FUND
FEDERATED EMERGING MARKETS        1      International/Global    7,320,500      N      9/22/1997
COMMINGLED TRUST
FEDERATED EMERGING MARKETS FUND   3      International/Global    78,758,039     Y      1/31/1996
FEDERATED EQUITY INCOME FUND      4             Equity           2,886,577,082  Y      12/30/1986
INC.

FEDERATED EQUITY INCOME FUND II   1             Equity           87,534,571     N      12/16/1996
FEDERATED EUROPEAN GROWTH FUND    3      International/Global    75,353,576     Y      1/31/1996
FEDERATED GLOBAL EQUITY INCOME    3      International/Global    42,507,348     Y      3/8/1998
FUND

FEDERATED GLOBAL FINANCIAL        3      International/Global    18,510,535     Y      8/24/1998
SERVICES FUND
FEDERATED GROWTH STRATEGIES       3      Equity Fund - Growth    1,347,884,313  Y      8/23/1984
FUND

FEDERATED GROWTH STRATEGIES       1      Equity Fund - Growth    132,596,607    N      9/30/1995
FUND II
FEDERATED INTERNATIONAL EQUITY    1      International Equity    30,817,436     N      3/21/1997
COMMINGLED TRUST                                 Fund
FEDERATED INTERNATIONAL EQUITY    3      International Equity    572,959,874    Y      8/17/1984
FUND                                             Fund
FEDERATED INTERNATIONAL EQUITY    1      International Equity    104,382,150    N      4/4/1995
FUND II                                          Fund
FEDERATED INTERNATIONAL SMALL     3      International/Global    1,362,673,868  Y      1/31/1996
COMPANY FUND
FEDERATED LARGE CAP GROWTH FUND   3      Equity Fund - Growth    457,148,472    Y      12/23/1998
FEDERATED LATIN AMERICAN          3      International/Global    13,416,052     Y      1/31/1996
GROWTH FUND
FEDERATED MANAGED AGGRESSIVE      2     Asset Allocation Fund    174,878,090    N      3/11/1994
GROWTH FUND
FEDERATED MANAGED GROWTH AND      2     Asset Allocation Fund    216,179,270    N      3/11/1994
INCOME FUND
FEDERATED MANAGED GROWTH FUND     2     Asset Allocation Fund    274,651,548    N      3/11/1994
FEDERATED MAX-CAP FUND            3      Equity Fund - Growth    3,110,178,933  N      7/2/1990
                                           and Income/Index

FEDERATED MID-CAP FUND            1      Equity Fund - Growth    127,344,613    N      7/7/1992
                                           and Income/Index

FEDERATED MINI-CAP FUND           2      Equity Fund - Growth    115,192,320    N      7/7/1992
                                           and Income/Index

FEDERATED SMALL CAP STRATEGIES    3      Equity Fund - Growth    461,873,674    Y      9/13/1995
FUND

FEDERATED SMALL CAP STRATEGIES    1      Equity Fund - Growth    2,703,532      N      5/21/1999
FUND II

FEDERATED STOCK AND BOND FUND     3            Balanced          286,899,894    N      10/31/1984
INC.

FEDERATED STOCK TRUST             1      Equity Fund - Growth    1,681,976,431  N      3/31/1982
                                              and Income
FEDERATED UTILITY FUND  INC.      4     Equity Fund - Domestic   1,423,748,506  Y      5/29/1987
                                               Utility
FEDERATED UTILITY FUND II         1     Equity Fund - Domestic   187,666,085    N      12/15/1993
                                               Utility

FEDERATED WORLD UTILITY FUND      4      International Equity    130,766,627    Y      4/12/1994
                                                 Fund

                                                                 ---------------

TOTAL EQUITY FUNDS                                               $20,940,907,407
                                                                 ---------------

FIXED-INCOME FUNDS:

CAPITAL PRESERVATION FUND         1      Short-Term Corporate    $630,835,972   N      8/1/1988
                                        Bond Fund - High Grade
FEDERATED ADJUSTABLE RATE U.S.    1      Government Bond Fund    113,029,416    Y      3/2/1992
GOVERNMENT FUND INC
FEDERATED ARMS FUND               2        Adjustable Rate       366,649,950    N      12/3/1985
                                         Mortgage-Backed Fund

FEDERATED BOND FUND               4      Long Corporate Bond     1,018,886,222  Y      6/27/1995
                                          Fund - High Grade
FEDERATED CALIFORNIA MUNICIPAL    2      Municipal Bond Fund     58,637,731     Y      11/24/1992
INCOME FUND
FEDERATED FUND FOR U.S.           3      Mortgage Backed Fund    1,133,910,260  Y      10/6/1969
GOVERNMENT SECURITIES  INC
FEDERATED FUND FOR U.S.           1      Mortgage Backed Fund    133,676,886    N      12/15/1993
GOVERNMENT SECURITIES II
FEDERATED GNMA TRUST              2      Mortgage Backed Fund    934,730,662    N      3/23/1982
FEDERATED GOVERNMENT INCOME       4      Mortgage Backed Fund    1,235,246,772  Y      8/2/1996
SECURITIES  INC.
FEDERATED GOVERNMENT              2      Government Bond Fund    159,849,745    N      9/29/1999
ULTRASHORT FUND
FEDERATED HIGH INCOME             1        High Yield Fund       73,875,244     Y      9/20/1993
ADVANTAGE FUND
FEDERATED HIGH INCOME BOND        3        High Yield Fund       2,312,156,535  Y      11/30/1977
FUND  INC.
FEDERATED HIGH INCOME BOND        1        High Yield Fund       239,008,449    N      12/15/1993
FUND II

FEDERATED HIGH YIELD TRUST        1        High Yield Fund       857,261,646    N      8/23/1984
FEDERATED INCOME TRUST            2      Mortgage Backed Fund    727,364,011    N      3/30/1982
FEDERATED INTERMEDIATE INCOME     2    General Investment Grade  317,822,067    N      12/8/1993
FUND

FEDERATED INTERMEDIATE            1      Municipal Bond Fund     195,826,988    N      12/26/1985
MUNICIPAL TRUST
FEDERATED INTERNATIONAL HIGH      3    International Bond Fund   94,086,491     Y      9/9/1996
INCOME FUND
FEDERATED INTERNATIONAL INCOME    3    International Bond Fund   125,227,528    Y      5/15/1991
FUND
FEDERATED LIMITED DURATION FUND   2      Mortgage Backed Fund    78,110,666     N      9/16/1996
FEDERATED LIMITED TERM FUND       2      Short-Term Corporate    141,376,099    Y      12/24/1991
                                        Bond Fund - High Grade

FEDERATED LIMITED TERM            2      Municipal Bond Fund     110,194,879    Y      8/31/1993
MUNICIPAL FUND
FEDERATED MANAGED INCOME FUND     2     Asset Allocation Fund    126,888,706    N      3/11/1994
FEDERATED MICHIGAN                1      Municipal Bond Fund     71,853,886     Y      9/9/1991
INTERMEDIATE MUNICIPAL TRUST
FEDERATED MORTGAGE FUND           2       US Government Int.     18,237,558     N      6/30/1998
                                              Muni. Bond
FEDERATED MUNICIPAL               4      Municipal Bond Fund     412,170,032    Y      5/3/1996
OPPORTUNITIES FUND  INC.
FEDERATED MUNICIPAL SECURITIES    3      Municipal Bond Fund     561,235,467    N      10/4/1976
FUND  INC.
FEDERATED NEW YORK MUNICIPAL      1      Municipal Bond Fund     22,817,349     Y      11/24/1992
INCOME FUND
FEDERATED NORTH CAROLINA          1      Municipal Bond Fund     41,184,674     Y      6/4/1999
MUNICIPAL INCOME FUND
FEDERATED OHIO MUNICIPAL          1      Municipal Bond Fund     75,586,085     Y      10/10/1990
INCOME FUND
FEDERATED PENNSYLVANIA            2      Municipal Bond Fund     246,414,270    Y      10/10/1990
MUNICIPAL INCOME FUND
FEDERATED QUALITY BOND FUND II    1      Short-Term Corporate    18,593,764     N      4/21/1999
                                        Bond Fund - High Grade

FEDERATED SHORT-TERM INCOME       2      Short-Term Corporate    206,489,555    N      7/1/1986
FUND                                    Bond Fund - High Grade

FEDERATED SHORT-TERM MUNICIPAL    2      Municipal Bond Fund     213,572,799    N      8/20/1981
TRUST

FEDERATED STRATEGIC INCOME FUND   4            Balanced          976,495,584    Y      4/5/1994
FEDERATED STRATEGIC INCOME        1            Balanced          16,156,386     N      5/21/1999
FUND II

FEDERATED TOTAL RETURN BOND       2      Mortgage Backed Fund    166,914,941    N      1/19/1994
FUND

FEDERATED U.S.GOVERNMENT BOND     1      Mortgage Backed Fund    120,353,134    N      12/2/1985
FUND

FEDERATED ULTRASHORT BOND FUND    1        US Government ST      215,135,511    N      10/27/1998
FEDERATED US GOVERNMENT           2      Government Bond Fund    510,111,022    N      3/15/1984
SECURITIES FUND: 1-3 YEARS
FEDERATED US GOVERNMENT           2      Government Bond Fund    685,778,346    N      2/18/1983
SECURITIES FUND: 2-5 YEARS
FEDERATED US GOVERNMENT           2      Government Bond Fund    93,197,000     N      9/13/1995
SECURITIES FUND: 5-10 YRS

                                                                 ---------------
TOTAL FIXED-INCOME FUNDS                                         $15,856,950,288
                                                                 ---------------
                                                                 ---------------
TOTAL EQUITY AND FIXED-INCOME                                    $36,797,857,695
FUNDS
                                                                 ---------------

MONEY MARKET FUNDS:

ALABAMA MUNICIPAL CASH TRUST      1     Municipal Money Market   $229,292,996   N      12/1/1993
ARIZONA MUNICIPAL CASH TRUST      1     Municipal Money Market   31,042,873     N      5/30/1998
AUTOMATED CASH MANAGEMENT TRUST   2    Prime Money Market Fund   2,738,614,255  N      9/19/1996
AUTOMATED GOVERNMENT CASH         1    Government Money Market   629,143,438    N      2/2/1990
RESERVES                                         Fund
AUTOMATED GOVERNMENT MONEY        1    Government Money Market   1,941,191,200  N      6/1/1982
TRUST                                            Fund
AUTOMATED TREASURY CASH           1    Government Money Market   248,208,224    N      8/5/1991
RESERVES                                         Fund
CALIFORNIA MUNICIPAL CASH TRUST   2     Municipal Money Market   596,190,790    N      2/29/1996
CONNECTICUT MUNICIPAL CASH        1     Municipal Money Market   276,209,077    N      11/1/1989
TRUST
EDWARD D. JONES DAILY PASSPORT    1    Government Money Market   8,645,883,754  N      5/9/1980
CASH TRUST                                       Fund
FEDERATED MASTER TRUST            1    Prime Money Market Fund   347,756,802    N      12/16/1977
FEDERATED PRIME MONEY FUND II     1    Prime Money Market Fund   192,227,319    N      12/15/1993
FEDERATED SHORT-TERM EURO FUND    1    Prime Money Market Fund   116,289,942    N      11/9/1999
FEDERATED SHORT-TERM U.S.         1    Government Money Market   289,118,695    N      4/16/1987
GOVERNMENT TRUST                                 Fund
FEDERATED SHORT-TERM U.S.         1    Government Money Market   958,309,200    N      9/20/1993
PRIME FUND                                       Fund
FEDERATED SHORT-TERM U.S.GOVT     3    Government Money Market   1,004,568,359  N      1/18/1991
SECURITIES FUND                                  Fund
FEDERATED SHORT-TERM              1    Government Money Market   1,179,319,668  N      4/16/1992
U.S.TREASURY SECURITIES FUND                     Fund
FEDERATED TAX-FREE TRUST          1     Municipal Money Market   537,553,865    N      3/6/1979
FLORIDA MUNICIPAL CASH TRUST      2     Municipal Money Market   929,555,860    N      11/16/1995
GEORGIA MUNICIPAL CASH TRUST      1     Municipal Money Market   263,692,267    N      8/14/1995
GOVERNMENT CASH SERIES            1    Government Money Market   597,456,538    N      8/15/1989
                                                 Fund

GOVERNMENT OBLIGATIONS FUND       2    Government Money Market   7,233,911,699  N      12/11/1989
                                                 Fund
GOVERNMENT OBLIGATIONS TAX        2    Government Money Market   3,176,886,132  N      5/7/1995
MANAGED FUND                                     Fund
LIBERTY U.S. GOVERNMENT MONEY     2    Government Money Market   684,495,922    N      6/6/1980
MARKET TRUST                                     Fund
LIQUID CASH TRUST                 1    Government Money Market   214,602,844    N      12/12/1980
                                                 Fund
MARYLAND MUNICIPAL CASH TRUST     1     Municipal Money Market   42,946,829     N      5/4/1994
MASSACHUSETTS MUNICIPAL CASH      2     Municipal Money Market   660,978,331    N      2/22/1993
TRUST

MICHIGAN MUNICIPAL CASH TRUST     2     Municipal Money Market   202,197,995    N      2/29/1996
MINNESOTA MUNICIPAL CASH TRUST    2     Municipal Money Market   510,566,059    N      12/31/1990
MONEY MARKET MANAGEMENT  INC.     1    Prime Money Market Fund   76,840,950     N      2/25/1993
MONEY MARKET TRUST                1    Prime Money Market Fund   379,492,960    N      10/13/1978
MUNICIPAL CASH SERIES             1     Municipal Money Market   438,463,219    N      8/15/1989
MUNICIPAL CASH SERIES II          1     Municipal Money Market   297,938,915    N      1/25/1991
MUNICIPAL OBLIGATIONS FUND        3     Municipal Money Market   460,153,328    N      2/5/1993
NEW JERSEY MUNICIPAL CASH TRUST   2     Municipal Money Market   169,881,380    N      12/10/1990
NEW YORK MUNICIPAL CASH TRUST     2     Municipal Money Market   752,499,565    N      5/30/1994
NORTH CAROLINA MUNICIPAL CASH     1     Municipal Money Market   192,711,765    N      12/1/1993
TRUST
OHIO MUNICIPAL CASH TRUST         3     Municipal Money Market   270,668,112    N      3/26/1991
PENNSYLVANIA MUNICIPAL CASH       3     Municipal Money Market   509,552,927    N      12/21/1990
TRUST
PRIME CASH OBLIGATIONS FUND       3    Prime Money Market Fund   4,046,223,456  N      2/5/1993
PRIME CASH SERIES                 1    Prime Money Market Fund   4,809,133,493  N      8/15/1989
PRIME OBLIGATIONS FUND            2    Prime Money Market Fund   10,806,001,60  N      7/5/1994
PRIME VALUE OBLIGATIONS FUND      3    Prime Money Market Fund   2,035,734,781  N      2/5/1993
TAX-FREE INSTRUMENTS TRUST        2     Municipal Money Market   1,992,964,183  N      12/21/1982
TAX-FREE OBLIGATIONS FUND         2     Municipal Money Market   3,234,405,272  N      12/11/1989
TENNESSEE MUNICIPAL CASH TRUST    2     Municipal Money Market   53,466,366     N      5/14/1996
TREASURY CASH SERIES              1    Government Money Market   879,082,399    N      2/5/1990
                                                 Fund

TREASURY CASH SERIES II           1    Government Money Market   257,362,042    N      1/25/1991
                                                 Fund

TREASURY OBLIGATIONS FUND         3    Government Money Market   11,719,388,14  N      4/14/1997
                                                 Fund
TRUST FOR GOVERNMENT CASH         1    Government Money Market   513,768,826    N      3/30/1989
RESERVES                                         Fund
TRUST FOR SHORT-TERM U.S.         1    Government Money Market   558,360,562    N      12/29/1975
GOVERNMENT SECURITIES                            Fund
TRUST FOR U.S. TREASURY           1    Government Money Market   1,247,307,988  N      11/8/1979
OBLIGATIONS                                      Fund
U.S. TREASURY CASH RESERVES       2    Government Money Market   2,579,055,829  N      5/14/1991
                                                 Fund

VIRGINIA MUNICIPAL CASH TRUST     2     Municipal Money Market   278,494,025    N      8/30/1993

                                                                 ---------------
TOTAL MONEY MARKET FUNDS                                        $ 83,037,163,016
                                                                 ---------------


                                -------                          ---------------
MANAGED FUND TOTAL               248                           $ 119,835,020,711
                                -------                          ---------------

Other Managed Assets*                                            4,984,535,660
                                                                 ---------------

                                                                 ---------------
TOTAL MANAGED ASSETS                                           $ 124,819,556,371
                                                                 ===============

Summary:
Total Number of Load Funds: 36
Total Number of No-Load
Funds:  93
Total Number of Funds:  129


*Other Managed Assets include
primarily Separate Accounts