Form 10-Q
period 2000-03-31
FEDERATED INVESTORS INC /PA/
filed 2000-05-15
CIK 1056288

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------------
      EXCHANGE ACT OF 1934

      For the quarterly period ended            MARCH 31, 2000
                                    --------------------------

                                   OR

TRANSITION   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE   SECURITIES
-------------- EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------


                        Commission File Number 001-14818

                               FEDERATED INVESTORS, INC.
                               -------------------------
                (Exact name of registrant as specified in its charter)


                                PENNSYLVANIA 25-1111467 (State or other
                     jurisdiction of (IRS Employer incorporation or organization) Identification No.)

            FEDERATED INVESTORS TOWER

            PITTSBURGH, PENNSYLVANIA                            15222-3779
            ------------------------                            ----------
                  (Address of principal executive offices) (Zip Code)

           (Registrant's telephone number, including area code) 412-288-1900
                                                                ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ______.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 10, 2000, the Registrant had outstanding 6,000 shares of Class A Common Stock and 79,934,635 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q

                           For the Three Months Ended

                                 March 31, 2000

                                Table of Contents

                                                      PAGE NO.

Part I.           Financial Information

      Item 1.     Financial Statements

            Consolidated Balance Sheets at

            March 31, 2000, and December 31, 1999                      3

            Consolidated Statements of Income
            for the Three Months Ended

            March 31, 2000 and 1999                              4

            Consolidated Statements of Cash
            Flows for the Three Months Ended

            March 31, 2000 and 1999                              5

            Notes to Consolidated Financial Statements                       6

      Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                10

      Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                  15


Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K          15
(b)   Reports on Form 8-K                                15

Signatures                                               16





Part I, Item I.  Financial Statements

FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)                                                           DECEMBER                          MARCH 31,    DECEMBER
                                                                      31,                                               31,
                                                                      -------------------------------
                                                                       1997        1996       1995        2000          1999
                                                                      --------   ---------   --------  ------------  -----------


CURRENT ASSETS:

   Cash and cash                                                    $  22,912  $    6,561  $   7,181       187,060 $    $
equivalents.............................................................................................................171,490.....
   Securities available for                                             8,945      13,761     16,387        66,896       66,438
sale................................................................................................................................
   Receivables-Federated                                                5,772      11,276     10,573
funds...............................................................................................................................
   Receivables, net of reserve of $74 and $184,                        26,306      13,806      9,948        34,003       35,163
respectively...................................................................................
   Accrued                                                                                                   6,972        6,050
revenues............................................................................................................................
   Prepaid                                                              2,853       1,704      3,415         3,670        3,305
expenses............................................................................................................................
   Current deferred tax asset,                                          7,519       6,558      4,492         1,462        1,382
net.................................................................................................................................
   Other current                                                        1,805       3,196      2,685           882          319
assets..............................................................................................................................
                                                                      --------   ---------   --------  ------------  -----------

               Total current                                           76,112      56,862     54,681       300,945
assets..................................................................................................................284,147.....
                                                                      --------   ---------   --------  ------------  -----------

LONG-TERM ASSETS:

   Customer relationships, net of accumulated amortization of          30,398      29,265     63,703         8,514        9,613
$13,899 and $12,800,
respectively........................................................................................................................
   Goodwill, net of accumulated amortization of $16,703 and            37,356      39,653          0        34,138       32,856
$16,013,

respectively........................................................................................................................
   Other intangible assets, net of accumulated amortization of            126         187          0            72           78
$118 and $112, respectively
 ....................................................................................................................................
   Deferred sales commissions, net of accumulated amortization of     101,539      85,905     36,845       322,232
$92,167 and $79,365, respectively                                                                                       298,978
 ....................................................................................................................................
   Deferred tax asset,                                                      0           0      1,073
net......................................................................................................................
   Property and equipment, net of accumulated depreciation of          22,163      29,357     25,374        31,718       31,305
$45,614 and $44,605,
respectively........................................................................................................................
   Other long-term                                                      6,378       6,148      3,726        14,694       16,216
assets..............................................................................................................................
                                                                      --------   ---------   --------  ------------  -----------

               Total long-term                                        197,960     190,515    130,721       411,368
assets..................................................................................................................389,046.....
                                                                      --------   ---------   --------  ------------  -----------

                    Total                                           $ 274,072  $  247,377  $ 185,402       712,313 $
assets..................................................................................................................673,193.....
                                                                      ========   =========   ========  ============  ===========

CURRENT LIABILITIES:

   Cash                                                             $   7,680  $    8,849  $       0        12,702 $      9,111
overdraft...........................................................................................................................
   Current portion of long-term debt -                                    280      15,659     62,698        14,265       14,259
recourse............................................................................................................................
   Accrued                                                             34,939      22,138      8,914        48,723       58,768
expenses............................................................................................................................
   Accounts                                                            18,634      15,645     11,716        30,672       29,321
payable.............................................................................................................................
   Income taxes                                                                                             19,641        2,865
payable.............................................................................................................................
   Other current                                                        2,520       8,354      3,727         2,683        1,148
liabilities.........................................................................................................................
                                                                      --------   ---------   --------  ------------  -----------

               Total current                                           64,053      70,645     87,055       128,686
liabilities.............................................................................................................115,472.....
                                                                      --------   ---------   --------  ------------  -----------

LONG-TERM LIABILITIES:

   Long-term debt -                                                    98,950     244,125     68,062        84,370       84,446
recourse............................................................................................................................
   Long-term debt -                                                   122,304           0          0       325,510
nonrecourse.............................................................................................................309,741.....
   Long-term deferred tax liability,                                   26,546      15,642          0        40,345       37,177
net.................................................................................................................................
    Other long-term                                                     2,863       3,073        766         7,037        6,949
liabilities.........................................................................................................................
                                                                      --------   ---------   --------  ------------  -----------

               Total long-term                                        250,663     262,840     68,828       457,262
liabilities.............................................................................................................438,313.....
                                                                      --------   ---------   --------  ------------  -----------

                    Total                                             314,716     333,485    155,883       585,948
liabilities.............................................................................................................553,785.....
                                                                      --------   ---------   --------  ------------  -----------

Minority                                                                  466         814        827           428          596
interest..................................................................................................................(2,702)...
                                                                      --------   ---------   --------  ------------  -----------

SHAREHOLDERS' EQUITY :
   Common stock :

      Class A, no par value, 20,000 shares
       authorized, 6,000 shares issued and                                                                     189          189
outstanding...............................................................................................................
      Class B, no par value, 900,000,000 shares
       authorized, 86,337,000 shares                                                                        75,115       75,087
issued..............................................................................................................................
      Class A, $1.00 stated value, 99,000 shares                            4           2          1
       authorized, 0 and 6,000 shares issued and outstanding,                                                    -            -
respectively

 ....................................................................................................................................
      Class B, $.01 stated value, 149,700,000 shares authorized,
        0 and 90,093,758 shares issued, respectively                      623         345        152             -            -
 ....................................................................................................................................
   Additional paid-in                                                  28,574      29,605     29,286             -            -
capital.............................................................................................................................
   Retained                                                            55,419       9,989      4,034       158,880
earnings................................................................................................................124,653.....
   Treasury stock, at cost, 5,800,965 and 4,622,360 shares Class                                         (106,889)     (79,976)
B common stock,                                                                                                        (26,913)
respectively........................................................................................................................
   Employee restricted stock                                                                                 (968)      (1,046)
plan................................................................................................................................
   Accumulated other comprehensive                                    (2,266)     (3,167)    (5,350)         (390)         (95)
income..............................................................................................................................
                                                                      --------   ---------   --------  ------------  -----------

               Total shareholders'                                     82,354      36,774     28,123       125,937
equity..................................................................................................................118,812.....
                                                                      --------   ---------   --------  ------------  -----------

                    Total liabilities, minority interest, and       $ 397,536  $  371,073  $ 184,833      $ 712,313
shareholders'                                                                                                           673,193
equity..........................................................................................................................
                                                                      ========   =========   ========  ============  ===========




     December 31, 1997 share amounts have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)



         FEDERATED INVESTORS, INC.

         CONSOLIDATED STATEMENTS OF INCOME                                               THREE

                                                                                         MONTHS
                                                                                         ENDED

         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      YEARS                        MARCH
                                                            ENDED                        31,
                                                            DECEMBER
                                                            31,

                                                            ---------------------------  -------------------
         (UNAUDITED)                                         1997      1996      1995     2000       1999
                                                            -------   -------   -------  --------   --------

         REVENUE:

              Investment-advisory fees, net-Federated     $ 213,361 $ 174,585 $ 155,032     $         $
         funds............................................................................89,863.    74,634
              Investment-advisory fees,                      5,507     4,636     3,930
         net-other...................................................................  ....3,103......2,265
              Administrative-service fees,                  60,934    51,239    42,736
         net-Federated                                                                    21,238     19,801
         funds...............................................................................................
              Administrative-service fees,                  24,495    21,684    24,957
         net-other.........................................................................6,027......5,302
              Other service fees, net-Federated             57,547    43,998    29,375
         funds.............................................................................34,842......28,379
              Other service fees,                           21,953    15,796    16,443
         net-other.........................................................................7,181.....5,360....
              Commission                                     2,641     1,535     (157)                  991
         income........................................................................................1,604
              Interest and                                   3,032     2,160     1,109
         dividends.........................................................................4,710.......3,079
              (Loss) gain on sale of securities                 49     2,651     1,156     (351)        748
         available for sale
         ....................................................................................................
              Other                                          6,315     3,509     5,250       656        708
         income..............................................................................................
                                                            -------   -------   -------  --------   --------
                   Total                                    395,834   321,793   279,831
         revenue.........................................................................168,873....141,267..
                                                            -------   -------   -------  --------   --------

         OPERATING EXPENSES:

              Compensation and                              139,373   126,966   101,534
         related........................................................................42,831....39,103.......
              Advertising and                               34,984    30,984    21,471
         promotional....................................................................15,170....12,859.......
              Systems and                                   23,373    22,288    22,829
         communications..................................................................6,829.......7,338.....
              Professional service                          14,834    15,929    12,827
         fees..............................................................................6,493.......5,950..
              Office and                                    28,608    29,859    23,272
         occupancy.........................................................................6,143.......6,416..
              Travel and                                    14,834    15,929    12,827
         related...........................................................................3,011...3,346......
              Amortization of deferred sales                20,882    12,349     9,554
         commissions.......................................................................14,799....10,241...
              Amortization of intangible                    13,715     8,886    10,445
         assets.............................................................................1,795.....3,606...
                                                            18,323    22,899    14,932                  415
         Other.............................................................................1,880................
                                                            -------   -------   -------  --------   --------
                   Total operating                          290,603   263,190   214,759
         expenses.......................................................................98,951........89,274.
                                                            -------   -------   -------  --------   --------

         Operating                                          105,231   58,603    65,072
         income...........................................................................69,922.....51,993....
                                                            -------   -------   -------  --------   --------

         NONOPERATING EXPENSES:

              Debt expense -                                18,862    18,563     9,413
         recourse..........................................................................2,229......2,220....
              Debt expense -                                 1,198     1,724       413
         nonrecourse.......................................................................6,160........5,462...
                                                            -------   -------   -------  --------   --------
                   Total nonoperating                       20,060    20,287     9,826
         expenses.........................................................................8,389.........7,682......
                                                            -------   -------   -------  --------   --------

         Income before minority interest and income         85,171    38,316    55,246
         taxes...........................................................................  61,533     44,311

         Minority                                            7,584     6,811     5,801
         interest..........................................................................2,534......2,449.........
                                                            -------   -------   -------  --------   --------

         Income before income                               77,587    31,505    49,445
         taxes.............................................................................58,999....  41,862

         Income tax                                         30,957    10,930    18,809
         provision........................................................................21,351.....15,141........

         Net                                              $ 46,630    20,575    30,636            $
         income...........................................................................37,648.....26,721....
                                                                                         ========   ========



         EARNINGS PER SHARE:

                                                          $ #REF!   $ #REF!   $ #REF!       0.47  $    0.31
         Basic...................................................................................................
                                                            =======   =======   =======  ========   ========

              Diluted......................................$ #REF!   $ #REF!   $ #REF!       0.45  $    0.31
                                                            =======   =======   =======  ========   ========

         Cash dividends per                               $                                0.042  $   0.038
         share...................................................................................................
                                                                                         ========   ========









         (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
         FINANCIAL STATEMENTS.)

       FEDERATED INVESTORS, INC.

       CONSOLIDATED STATEMENTS OF CASH FLOWS                        THREE

                                                                          MONTHS
                                                                           ENDED

       (dollars in thousands)                                       MARCH
                                                                             31,

                                                                    -------------------
       (UNAUDITED)                                                   2000       1999
                                                                    --------   --------


       OPERATING ACTIVITIES:

          Net                                                     $  37,648  $  26,721
       income..............................................................................
          ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY

            OPERATING ACTIVITIES:
            Extraordinary item related to debt
       restructuring                                                      -          -
       costs....................................................
            Amortization of intangible                                1,795      3,606
       assets..............................................................................
            Depreciation and other                                    1,951      1,960
       amortization........................................................................
            Amortization of deferred sales                           14,799     10,241
       commissions.........................................................................
            Minority                                                  2,534      2,449
       interest............................................................................
            (Gain) loss on disposal of property and                   (168)          8
       equipment...........................................................................
            Write-off of property and
       equipment..........................................................-..........-
            Amortization of employee restricted stock and                 0          0
       other compensation
       plans...............................................................................
            Provision for deferred income                             3,268      1,981
       taxes...............................................................................
            Net unrealized gain on marketable                             -
       securities...............................................................   -
            Net realized loss (gain) on sale of securities              351      (748)
       available for
       sale....................................................................................
            Foreign currency
       translation.............................................................................
            Deferred sales commissions                              (51,358)   (31,805)
       paid.....................................................................................
            Contingent deferred sales charges                        13,305      8,591
       received.................................................................................
                                                                          0          0
       Other....................................................................................
            Other changes in assets and liabilities:
              Decrease (increase) in receivables,                     1,389    (2,318)
       net......................................................................................
              Increase in accrued                                     (863)      (401)
       revenues.................................................................................
              (Increase) decrease in other current                  (2,513)      1,718
       assets..................................................................................
              Decrease (increase) in other long-term                  1,148    (1,309)
       assets...................................................................................
              Decrease in accounts payable and accrued              (8,908)    (19,446)
       expenses................................................................................
              Increase in income taxes                               16,776     12,413
       payable..................................................................................
              Increase in other current                               5,113      3,533
       liabilities..............................................................................
              Increase in other long-term                               307      2,276
       liabilities..............................................................................
                                                                    --------   --------

       Other..............................................................-..........-.........
                                                                    --------   --------

       Net cash provided by operating                                36,574     19,470
       activities..............................................................................
                                                                    --------   --------

       INVESTING ACTIVITIES:

          Proceeds from sale of property and                                         0
       equipment....................................................................-..........
          Additions to property and                                 (1,677)    (1,176)
       equipment...............................................................................
          Proceeds from disposal of property and                        158          0
       equipment...............................................................................
          Cash paid for business acquisitions and joint             (2,527)      (592)
       venture...................................................................................
          Purchases of securities available for                       (561)    (40,079)
       sale.......................................................................................
          Proceeds from redemptions of securities                       941     14,362
       available for
       sale....................................................................................
                                                                    --------   --------
                                                                          0          0
       Other...................................................................................
                                                                    --------   --------

            Net cash used by investing                              (3,666)    (27,485)
       activities..................................................................................
                                                                    --------   --------

       FINANCING ACTIVITIES:

          Distributions to minority                                 (2,702)    (2,485)
       interest......................................................................................
          Dividends                                                 (3,422)
       paid....................................................................(3,276)...............
          Proceeds from issuance of common                                0          0
       stock/options.................................................................................
          Purchase of treasury                                                 (4,577)
       stock........................................................(26,913).........................
          Proceeds from new borrowings -                                             0
       recourse...........................................................-....................
          Proceeds from new borrowings -                             43,717
       nonrecourse..............................................................30,827.........
          Payments on debt -                                           (70)       (58)
       recourse......................................................................................
          Payments on debt -                                        (27,948)
       nonrecourse.............................................................(18,686)..............
                                                                    --------   --------

            Net cash (used) provided by financing                   (17,338)     1,745
       activities....................................................................................
                                                                    --------   --------

       Net increase (decrease) in cash and cash                      15,570    (6,270)
       equivalents...................................................................................
       Cash and cash equivalents, beginning of                      171,490    185,581
       period........................................................................................
                                                                    --------   --------

       Cash and cash equivalents, end of                          $ 187,060  $ 179,311
       period........................................................................................
                                                                    ========   ========

       Supplemental Disclosure of Cash Flow Information:
          Cash paid during the year for:
                                                                  $  19,668  $  16,758
       Interest......................................................................................
            Income                                                   20,495        702
       taxes.........................................................................................

       (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)

                               FEDERATED INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

    (a)      BASIS OF PRESENTATION

        The interim consolidated financial statements of Federated Investors, Inc. (Federated) included herein have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

        In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from such estimates and such differences may be material to the financial statements.

        These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 1999. Certain items previously reported have been reclassified to conform with the current year's presentation.

    (b)   RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), requires that all derivatives, including hedges, be recorded at fair value and that all changes in the fair value or cash flow of both the hedge and the hedged item be recognized in earnings in the same period. SFAS 133 is effective for years beginning after June 15, 2000. Federated intends to adopt SFAS 133 effective January 1, 2001. The impact of adopting the provisions of this statement on Federated's earnings and financial position will depend on the nature and extent of Federated's investment in derivative instruments at the time of adoption.

 (2)  Securitization of B-Share Future Revenue Streams and Nonrecourse Debt

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

                               FEDERATED INVESTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

(2) Securitization of B-Share Future Revenue Streams and Nonrecourse Debt (continued)

      The following tables summarize the changes in the deferred sales commissions related to this agreement:

                                              Three Months
                                                  Ended

                                             March 31, 2000
                                             ----------------
                                             (IN THOUSANDS)
Deferred B-Share Sales Commissions:
          Financed balance at December     $         288,844
          31, 1999
          B-Share sales commissions                   42,644
          financed
          CDSCs collected                           (12,906)
          Amortization                              (13,668)
                                             ----------------

          Financed balance at March 31,    $         304,914
          2000

                                             ================
















      Below is the activity of the nonrecourse debt tranches:

                                               (IN THOUSANDS)
                                 -------------------------------------------
                    Interest     Balance     Additional             Balance
Tranche               Rate       12/31/99    Financings             3/31/00
                                                        Payments

------------------ -----------   ---------   --------   --------    --------
1997-1 Class         7.44%     $   52,976  $       0  $   5,179   $  47,797
A.......................................................
                     9.80%          9,700          0          0       9,700
Class

B..................................................
Financings 10/97
      through      6.68% -        247,065     43,717     22,769     268,013
3/00.........................        8.01%
                                 ---------   --------   --------    --------
                               $  309,741  $  43,717  $  27,948   $ 325,510
                                 =========   ========   ========    ========








(3)   Long-Term Debt - Recourse

      Federated's long-term debt - recourse consisted of the following:

                                     Interest    March 31,     December 31,

                                       Rate        2000          1999
                                     ---------  ------------   ----------
                                                     (IN THOUSANDS)
Recourse Debt:
     Senior Secured Note              7.96%   $      98,000  $    98,000
Purchase Agreement
     Capitalized leases              7.1%-8.5%          635          705
                                                ------------   ----------
            Total recourse debt                      98,635       98,705
     Less current portion                            14,265       14,259
                                                ------------
                                                ------------   ----------
      Total long-term debt - recourse         $      84,370  $    84,446
                                                ============   ==========



      On March 28, 2000, a wholly-owned subsidiary of Federated, Edgewood Services, Inc., entered into a discretionary line of credit agreement with a bank under which it can borrow up to $45.0 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined

                                   FEDERATED INVESTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

(3)   Long-Term Debt - Recourse (continued)

    bythe bank at the time of the borrowing and are payable on demand. At March
      31, 2000, the outstanding balance under this agreement was zero.

(4)   Common Stock

(a)   Dividends

        Federated's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1998, to and including the date of payment, less certain stock repurchase payments. The Senior Secured Note Purchase Agreements allow dividends to an amount of $5 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1996, to and including the date of payment, less certain stock repurchase payments. Cash dividends of $0.042 per share or approximately $3.4 million were paid in the first quarter of 2000 to holders of common shares. Additionally, on April 26, 2000, the board of directors declared a dividend of $0.055 per share to be paid on May 15, 2000, to shareholders of record as of May 8, 2000. After considering earnings through March 31, 2000, the dividend payment on May 15, 2000, and certain stock repurchase payments, approximately $5.1 million is available to pay dividends under the more restrictive of the two debt covenant limitations.

      (b)  Employee Stock Purchase Plan

        Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 500,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of March 31, 2000, a total of 19,163 shares have been purchased by employees in this plan.

(c)   Stock Repurchase Program

         In 1999, the board of directors approved two separate share repurchase programs authorizing Federated to purchase up to $20.0 million of Federated Class B common stock under the first program and up to five million shares of Federated Class B common stock under the second program. In March 2000, the board of directors approved a third program to purchase up to five million shares of Federated Class B common stock. Under the programs, shares can be repurchased in open market transactions over a period of 12 months from the date of the board resolution. In addition, under the second and third programs, shares can also be repurchased in private transactions. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury to be used for employee benefit plans, potential acquisitions and other corporate activities. As of March 31, 2000, Federated had purchased 5,527,215 shares of Class B common stock for approximately $106.8 million under the programs. From April 1, 2000, to May 10, 2000, an additional 601,400 shares of Class B common stock have been repurchased under the programs for $17.6 million. Current debt covenants restrict stock repurchases between April 26, 2000, and January 31, 2001, to five million shares or $160 million.

                        FEDERATED INVESTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

(5)   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        2000        1999
                                                      ----------   -------
                                                    (IN THOUSANDS,
                                                    EXCEPT PER SHARE

                                                    DATA)
Numerator:
     Net income                                     $    37,648  $ 26,721
                                                      ==========   =======

Denominator:
     Basic weighted-average shares outstanding
                                                         80,057    85,001

     Dilutive potential shares from stock-based           2,783     2,578
     compensation

                                                      ----------   -------
     Diluted weighted-average shares outstanding         82,840    87,579
                                                      ==========   =======

     Basic earnings per share                       $      0.47  $   0.31
                                                      ==========   =======
     Diluted earnings per share                     $      0.45  $   0.31
                                                      ==========   =======




(6)   Comprehensive Income

    Comprehensive income was $37.4 million and $26.3 million for the three-month periods ended March 31, 2000 and 1999, respectively.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to our discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

        The majority of our revenue is derived through advising, distributing and servicing the Federated funds, separately managed accounts and other related products, in both domestic and international markets. We also derive revenue through servicing third-party mutual funds.

        Investment advisory, distribution and the majority of our servicing fees are based on the net asset value of investment portfolios that we manage or administer. As such, these revenues are dependent upon factors including market conditions and the ability to attract and maintain assets. Accordingly, our revenues will fluctuate with changes in the total value and composition of the assets under management or administration.

ASSET HIGHLIGHTS

      MANAGED AND ADMINISTERED ASSETS

      (IN                                      As of March 31,     Percent
      MILLIONS)

                                               -----------------
                                                2000      1999     Change
                                               -------   -------   --------
      Money market funds                     $ 82,438  $                5%
                                                         78,178

      Equity funds                             23,431                  45%
                                                         16,126

      Fixed-income funds                       15,041    16,967      (11%)
      Separate accounts                         4,453                  21%
                                                          3,679

                                               -------   -------
               Total managed assets          $ 125,363 $                9%
                                                         114,950

                                               =======   =======

               Total administered assets     $ 44,691  $               47%
                                                         30,367

                                               =======   =======


      AVERAGE MANAGED AND ADMINISTERED
      ASSETS

      (IN MILLIONS)                              Three Months

                                                    Ended
                                                  March 31,        Percent

                                               -----------------
                                                2000      1999      Change
                                               --------  -------   ---------
      Money market funds                     $  83,127 $                 6%
                                                         78,495

      Equity funds                              22,070                  40%
                                                         15,806

      Fixed-income funds                        15,453   16,810        (8%)
      Separate accounts                          4,633                  51%
                                                          3,059

                                               --------  -------
               Total average managed assets  $ 125,283 $                10%
                                                         114,170

                                               ========  =======

               Total average administered    $  43,539 $                48%
               assets                                    29,454
                                               ========  =======

      COMPONENTS OF CHANGES IN EQUITY AND FIXED-INCOME FUND

      MANAGED ASSETS

      (IN
      MILLIONS)

                                                 Three Months
                                                    Ended

                                                  March 31,
                                               -----------------
      EQUITY                                    2000      1999
      -------
      FUNDS

                                               --------  -------

               Beginning assets              $  20,941
                                                       $ 15,503

                                               --------  -------
                  Sales                          3,749
                                                          1,369

                  Redemptions                  (2,287)
                                                         (1,007)

                                               --------  -------
                            Net sales            1,462
                                                            362

                  Net exchanges                    153
                                                             11

                  Other*                           875
                                                            250

                                               --------  -------
               Ending assets                 $  23,431
                                                       $ 16,126

                                               ========  =======

      FIXED-INCOME FUNDS

               Beginning assets              $  15,857
                                                       $ 16,437

                                               --------  -------
                  Sales                          1,022
                                                          1,776

                  Redemptions                  (1,647)
                                                         (1,459)

                                               --------  -------
                            Net                  (625)
                  (redemptions) sales                       317
                  Net exchanges                  (203)
                                                            207

                  Other*                            12
                                                              6

                                               --------  -------
               Ending assets                 $  15,041
                                                       $ 16,967

                                               ========  =======

      * Includes primarily reinvested dividends and distributions, net investment income and changes in the market value of securities held by the funds.

   RESULTS OF OPERATIONS

The table below presents the highlights of our operations for the first quarter of 2000 and 1999:



                                               Three months ended
                                                   March 31,                 Percent
                                               -----------------
                                                 2000     1999      Change    Change
      --------------------------------------------------------------------------------
         Net income (IN MILLIONS)                 $37.6    $26.7      $10.9      41%

         Earnings per share

                    Basic                         $0.47    $0.31      $0.16      52%
                    Diluted                       $0.45   $0.31       $0.14      45%

         Revenue (IN MILLIONS)

                   Revenue from managed         $150.7   $126.1       $24.6       20%
         assets
                   Service-related revenue

         from                                     13.2     10.7         2.5       23%
                       sources other than
         managed assets
                   Other                           5.0     4.5          0.5       11%
                                               --------  -------   --------
               TOTAL REVENUE                    $168.9   $141.3       $27.6       20%
                                               ========  =======   ========

         Operating margin                        41.4%   36.8%         4.6%       13%


        NET INCOME. Net income and diluted earnings per share for the first quarter 2000 increased 41% and 45%, respectively, compared to the same quarter last year. This increase primarily reflects increased revenue from managed assets as a result of strong growth in equity assets and improved operating margins.

        REVENUE. Total revenue for the first quarter 2000 increased $27.6 million compared to the same quarter last year due principally to a $24.6 million increase in revenue from managed assets. Revenue from managed assets increased 19% as a result of the 10% increase in average managed assets from $114.2 billion for the first quarter of 1999 to $125.3 billion for the first quarter of 2000, including increases of 6%, 40% and 51% in money market funds, equity funds and separate accounts, respectively. Revenue from managed assets increased at a rate higher than the rate of average managed asset growth due to the shift in the managed asset mix towards equity products which earn the highest fees per invested dollar. At March 31, 2000, equity fund assets comprised 19% of total managed assets as compared to 14% at March 31, 1999.

        Service-related revenues from sources other than managed assets increased by $2.5 million due primarily to the 48% growth in average administered assets from $29.5 billion for the first quarter 1999 to $43.5 billion for the first quarter 2000.

OPERATING EXPENSES. Operating expenses for the first quarter 2000 and 1999 are set forth in the following table:


                                                  Three months            Percent
                                                     ended                   of
                                                   March 31,                Total
                                                -----------------
      (IN MILLIONS)                              2000     1999    Change   Change
      ------------------------------------------------------------------------------
      Operating Expenses

             Compensation and related             $42.8    $39.1     $3.7       38%
             Advertising and promotional           15.2     12.9      2.3       24%
             Amortization of deferred sales        14.8     10.2      4.6       47%
      commissions

             Other                                 26.2     27.1    (0.9)      (9%)
                                                --------------------------
                         TOTAL OPERATING          $99.0    $89.3     $9.7      100%
      EXPENSES

                                                ==========================


        Total operating expenses for the first quarter 2000 increased $9.7 million from the same quarter last year. Approximately 91% of the change over 1999 is due to the increase in certain operating expenses that tend to increase with increases in sales and/or managed assets. These expenses include incentive compensation (included in Compensation and related), marketing allowances (included in Advertising and promotional) and the amortization of deferred sales commissions. Each of these expenses increased over the same quarter last year due in large part to increased sales and/or managed assets. All other expenses combined have remained relatively unchanged from the same quarter last year as a result of expense management and the full amortization of certain intangible assets in 1999.

        INCOME TAXES. The income tax provision for the first quarter 2000 was $21.4 million as compared to $15.1 million for the first quarter 1999. This increase of $6.3 million or 41% was due primarily to the increase in the level of income before income taxes from $41.9 million for the first quarter 1999 to $59.0 million for the first quarter 2000, an increase of $17.1 million or 41%. Our effective tax rate for both the first quarter 2000 and 1999 was 36.2%.

  CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Cash and cash equivalents and securities available for sale totaled $254.0 million at March 31, 2000 as compared to $237.9 million at December 31, 1999.

        Cash provided by operating activities totaled $36.4 million for the quarter ended March 31, 2000, as compared to $19.5 million for the same period of 1999. This increase is primarily due to higher net income in the first quarter 2000. Net cash used by investing activities in the first quarter 2000 primarily reflects cash paid for the acquisition of InvestLink Technologies, Inc., a software developer and marketer of applications for the recordkeeping, administration and servicing of defined contribution plans. Other uses of cash flow from operating activities in the first quarter 2000 included the purchase of treasury stock, dividend payments, distributions to the minority interest partner and payments on debt.

        DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT. Certain subsidiaries of Federated pay commissions to broker/dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, Federated retains certain distribution and servicing fees from the mutual fund over the outstanding life of such shares.

        For non-B-Share-related sales, the up-front commissions Federated pays to broker/dealers are capitalized, recorded as deferred sales commissions and amortized over the estimated benefit period not to exceed contingent deferred sales charge (CDSC) periods. The 12b-1 and shareholder service fees are recognized in the statements of income over the life of the mutual fund class share. Any CDSC fees collected are used to reduce the deferred sales commission asset.

        For B-Share-related sales, Federated has agreed to sell, on a regular basis over a three-year contract period terminating in the fourth quarter 2000, the rights associated with certain of the future fee revenue associated with the deferred sales commissions. For accounting purposes, the sales of the future cash flow rights have been accounted for as financings and nonrecourse debt was recorded.

        The following table presents the effects of the B-Share financing program on the Consolidated Balance Sheets at March 31, 2000 and December 31, 1999, and the Consolidated Statements of Income for the three-month periods ended March 31, 2000 and 1999, respectively:

      (IN MILLIONS)                                                 1999
                                                          2000

      ----------------------------------------------------------------------
      MARCH 31 AND DECEMBER 31, RESPECTIVELY

      Assets

           Deferred sales commissions, net*                $304.9    $288.8
           Receivables                                        9.5       8.4
           Other long-term assets                             1.9       2.1
      Liabilities

           Long-term debt - nonrecourse                    $325.5    $309.7
           Accounts payable                                   7.2       6.2

      THREE MONTHS ENDED MARCH 31

      Revenues

           Other service fees, net - Federated funds        $21.9     $16.1
      Expenses

           Amortization of deferred sales commissions       $13.7     $ 9.3
           Debt expense - nonrecourse                         6.2       5.5
           Other expenses                                     0.1       0.2

      * EXCLUDES DEFERRED SALES COMMISSIONS RELATED TO B-SHARE REVENUE STREAMS WHICH HAVE NOT BEEN FINANCED AS OF THE END OF THE PERIOD DUE TO THE TIMING OF THE SALE OF THE REVENUE STREAMS TO THE THIRD PARTY.

        Due to the nonrecourse nature of this financing arrangement, the $16.4 million excess of B-Share-related liabilities over the related assets at March 31, 2000, will be recognized in income over the remaining life of the B-Share cash flows.

        CAPITAL EXPENDITURES. Capital expenditures totaled $2.1 million for the first quarter of 2000 compared to $1.2 million for the same quarter of 1999. First quarter 2000 capital expenditures include cash paid for equipment purchased in connection with the acquisition of InvestLink Technologies, Inc.

        DIVIDENDS. Federated pays cash dividends on a quarterly basis. A dividend of $0.042 per share was paid in the first quarter of 2000. Federated's board of directors declared a dividend of $0.055 per share to be paid on May 15, 2000, to shareholders of record as of May 8, 2000. After considering earnings through March 31, 2000, the dividend payment on May 15, 2000, and certain stock repurchases, Federated, given current debt covenants, has the ability to pay dividends of approximately $5.1 million.

        DEBT FACILITIES.  Federated has the following recourse debt facilities:

        SENIOR SECURED CREDIT AGREEMENT: At March 31, 2000, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $150.0 million. The Senior Secured Credit Agreement contains various financial and other covenants. Federated was in compliance with all debt covenants at March 31, 2000.

        SENIOR SECURED NOTE PURCHASE AGREEMENTS: The Senior Secured Note Purchase Agreements debt totaled $98.0 million as of March 31, 2000. The notes are due in seven annual $14.0 million installments beginning June 27, 2000, and ending June 27, 2006. Federated was in compliance with all debt covenants at March 31, 2000.

        DISCRETIONARY LINE OF CREDIT: On March 28, 2000, a wholly-owned subsidiary of Federated, Edgewood Services, Inc., entered into a discretionary line of credit agreement with a bank under which it can borrow up to $45.0 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined by the bank at the time of the borrowing and are payable on demand. At March 31, 2000, the outstanding balance under this agreement was zero.

        CAPITALIZED LEASE OBLIGATIONS. At March 31, 2000, we had capitalized lease obligations totaling $0.6 million related to certain telephone equipment. The scheduled principal payments approximate $0.3 million per year for 2000 through 2002.

        SHAREHOLDERS' EQUITY. In 1999, the Federated board of directors approved two separate share repurchase programs authorizing Federated to purchase up to $20.0 million of Federated Class B common stock under the first program and up to five million shares of Federated Class B common stock under the second program. In March 2000, the board of directors approved a third program to purchase up to five million shares of Federated Class B common stock. Under the programs, shares can be repurchased in open market transactions over a period of 12 months from the date of the board resolution. In addition, under the second and third programs, shares can also be repurchased in private transactions. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury to be used for employee benefit plans, potential acquisitions and other corporate activities. During the first quarter 2000, Federated purchased an additional 1,178,605 shares of Class B common stock for approximately $26.9 million under the programs. From April 1, 2000, to May 10, 2000, an additional 601,400 shares of Class B common stock have been repurchased under the programs for $17.6 million. Current debt covenants restrict stock repurchases between April 26, 2000, and January 31, 2001, to five million shares or $160 million.

        FUTURE CASH REQUIREMENTS. Management expects that the principal needs for cash will be to advance sales commissions, repurchase company stock, service recourse debt, fund property and equipment acquisitions, pay shareholder dividends, seed new products and fund strategic business acquisitions. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities, its B-Share financing arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

        SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Future Cash Requirements and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or our achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated's Annual Report on Form 10-K for the year ended December 31, 1999, and other reports on file with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance or achievements, and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Our investments are primarily in money market and fluctuating value mutual funds with investments of two years or less. In addition, as of March 31, 2000, we have an investment in high yield asset-backed securities which is included in "Other long-term assets" on the Consolidated Balance Sheets. Occasionally, we invest in new fluctuating value mutual funds (performance seeds) that we sponsor in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of March 31, 2000, the book value of the performance seed investments and the derivative financial instruments were $15.8 million and $0.1 million, respectively. All of our debt instruments carry fixed interest rates and therefore are not subject to market risk.

Part II, Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

          Exhibit   10.1   Material   contracts   -  Edgewood   Services,   Inc.
          Discretionary Line of Credit Demand Note, dated as of March 28, 2000 (filed herewith)

          Exhibit 10.2 Material contracts - Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of March 28, 2000 (filed herewith)

          Exhibit 27.1 Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FEDERATED INVESTORS, INC.
------------------------                  -------------------------
                                                      (Registrant)

        Date            MAY 12, 2000                  By:   /S/  J. CHRISTOPHER
             -----------------------------------         ----------------------
      DONAHUE

                                                J. Christopher Donahue
                                                President and
                                                Chief Executive Officer


        Date            MAY 12, 2000              By:   /S/  THOMAS R. DONAHUE
             -----------------------------------     -------------------------
                                                Thomas R. Donahue
                                                Chief Financial Officer and
                                                Principal Accounting Officer




DISCRETIONARY LINE OF CREDIT                                      Exhibit 10.1
[GRAPHIC OMITTED]

DEMAND NOTE
(AS-OFFERED RATE)

$45,000,000.00
March 28, 2000

FOR VALUE RECEIVED, EDGEWOOD SERVICES, INC. (the "BORROWER"), with an address at P.O. Box 897, Pittsburgh, Pennsylvania 15230-0897, promises to pay ON DEMAND to the order of PNC BANK, NATIONAL ASSOCIATION (the "BANK"), in lawful money of the United States of America in immediately available funds at its offices located at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, PA 15222-2707, or at such other location as the Bank may designate from time to time, the principal sum of FORTY-FIVE MILLION DOLLARS ($45,000,000.00) (the "FACILITY") or such lesser amount as may be advanced to or for the benefit of the Borrower hereunder, together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. RATE OF INTEREST. Each advance outstanding under this Note will bear interest at a rate per annum as offered by the Bank in its sole discretion for the interest period requested, each as agreed upon in writing between the Borrower and the Bank. Interest will be calculated on the basis of a year of 360 days for the actual number of days in each interest period. In no event will the rate of interest hereunder exceed the maximum rate allowed by law.

2. DISCRETIONARY ADVANCES. THIS IS NOT A COMMITTED LINE OF CREDIT AND ADVANCES UNDER THIS NOTE, IF ANY, SHALL BE MADE BY THE BANK IN ITS SOLE DISCRETION. NOTHING CONTAINED IN THIS NOTE OR ANY OTHER LOAN DOCUMENTS SHALL BE CONSTRUED TO OBLIGATE THE BANK TO MAKE ANY ADVANCES. THE BANK SHALL HAVE THE RIGHT TO REFUSE TO MAKE ANY ADVANCES AT ANY TIME WITHOUT PRIOR NOTICE TO THE BORROWER. The Borrower may request advances, repay and request additional advances hereunder, subject to the terms and conditions of this Note and the Loan Documents (as defined herein). In no event shall the aggregate unpaid principal amount of advances under this Note exceed the face amount of this Note.

3. PAYMENT TERMS. The outstanding principal amount of each advance shall be payable on the last day of the applicable interest period for such advance and ON DEMAND. Accrued interest shall be due and payable in the absence of demand on the earlier of (a) the last day of the applicable interest period (provided if any interest period is longer than three (3) months, then interest shall be due and payable also on the three (3) month anniversary of such interest period and every three (3) months thereafter) and (b) the Expiration Date (as defined in the Loan Documents); provided, however, that if no interest period is specified for an advance, interest shall be due and payable monthly in arrears. THE BORROWER ACKNOWLEDGES AND AGREES THAT THE BANK MAY AT ANY TIME AND IN ITS SOLE DISCRETION DEMAND PAYMENT OF ALL AMOUNTS OUTSTANDING UNDER THIS NOTE WITHOUT PRIOR NOTICE TO THE BORROWER.

Any payment of principal or interest under this Note must be received by the Bank by 2:00 p.m., Eastern Standard Time, on a business day in order to be credited on such date. If any payment under this Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Bank's office indicated above is located, such payment shall be made on the next succeeding business day and such extension of time shall be included in computing interest in connection with such payment. The Borrower hereby authorizes the Bank to charge the Borrower's deposit account at the Bank for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Bank may choose, in its sole discretion.

4. LATE PAYMENTS; DEFAULT RATE. If the Borrower fails to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Note within fifteen (15) calendar days of the date due and payable, the Borrower also shall pay to the Bank a late charge equal to the lesser of five percent (5%) of the amount of such payment or $100.00 (the "LATE CHARGE"). Such fifteen (15) day period shall not be construed in any way to extend the due date of any such payment. Following demand, this Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two percentage points (2%) in excess of the Prime Rate but not more than the maximum rate allowed by law (the "DEFAULT RATE"). As used herein, "PRIME RATE" shall mean the rate publicly announced by the Bank from time to time as its prime rate. The Prime Rate is determined from time to time by the Bank as a means of pricing some loans to its borrowers. The Prime Rate is not tied to any external rate or index, and does not necessarily reflect the lowest rate of interest actually charged by the Bank to any particular class or category of customers. If and when the Prime Rate changes, the rate of interest on this Note will change automatically without notice to the Borrower, effective on the date of any such change. The Default Rate shall continue to apply whether or not judgment shall be entered on this Note. Both the Late Charge and the Default Rate are imposed as liquidated damages for the purpose of defraying the Bank's expenses incident to the handling of delinquent payments, but are in addition to, and not in lieu of, the Bank's exercise of any rights and remedies hereunder, under the other Loan Documents or under applicable law, and any fees and expenses of any agents or attorneys which the Bank may employ. In addition, the Default Rate reflects the increased credit risk to the Bank of carrying a loan that is in default. The Borrower agrees that the Late Charge and Default Rate are reasonable forecasts of just compensation for anticipated and actual harm incurred by the Bank, and that the actual harm incurred by the Bank cannot be estimated with certainty and without difficulty.

5. PREPAYMENT. The Borrower shall have the right to prepay at any time and from time to time, in whole or in part, without penalty, any advance hereunder which is accruing interest at a rate based upon a floating rate or at a fixed rate with an interest period of seven (7) days or less. If the Borrower prepays all or any part of any advance which is accruing interest at a fixed rate with an interest period of more than seven (7) days on other than the last day of the applicable interest period, the Borrower shall also pay to the Bank, on demand therefor, the Cost of Prepayment. "COST OF PREPAYMENT" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period MINUS (ii) the yield, on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note.

6. OTHER LOAN DOCUMENTS. This Note is issued pursuant to the confirmation letter from the Bank to the Borrower dated of even date herewith, and the other agreements and documents executed in connection therewith or referred to therein, the terms of which are incorporated herein by reference (as amended, modified or renewed from time to time, collectively the "LOAN DOCUMENTS"), and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note.

7. ADVANCE PROCEDURES. A request for advance must be received by the Bank prior to 4:30 p.m., Eastern Standard Time, for same-day advances. If such request is in writing, it shall be in the form of Exhibit "A" attached hereto. A request for advance made by telephone must be promptly confirmed in writing in the form of Exhibit "A" attached hereto. The Borrower authorizes the Bank to accept telephonic requests for advances, and the Bank shall be entitled to rely upon the authority of any person providing such instructions. The Borrower hereby indemnifies and holds the Bank harmless from and against any and all damages, losses, liabilities, costs and expenses (including reasonable attorneys' fees and expenses) which may arise or be created by the acceptance of such telephone requests or making such advances. The Bank will enter on its books and records, which entry when made will be presumed correct, the date and amount of each advance, the interest rate and interest period for each advance, as well as the date and amount of each payment made by the Borrower.

8. RIGHT OF SETOFF. The Bank retains all rights of setoff against the Borrower's money, securities or other property given to the Bank by applicable law. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower. Every such right of setoff shall be deemed to have been exercised hereunder without any action of the Bank, although the Bank may enter such setoff on its books and records at a later time.

9. MISCELLANEOUS. All notices, demands, requests, consents, approvals and other communications required or permitted hereunder must be in writing (except as may be agreed otherwise above with respect to borrowing requests) and will be effective upon receipt. Such notices and other communications may be hand-delivered, sent by facsimile transmission with confirmation of delivery and a copy sent by first-class mail, or sent by nationally recognized overnight courier service, to the addresses for the Bank and the Borrower set forth above or to such other address as either may give to the other in writing for such purpose. No delay or omission on the Bank's part to exercise any right or power arising hereunder will impair any such right or power or be considered a waiver of any such right or power, nor will the Bank's action or inaction impair any such right or power. No modification, amendment or waiver of any provision of this Note nor consent to any departure by the Borrower therefrom will be effective unless made in a writing signed by the Bank. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect. The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral. If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and its heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Bank and its successors and assigns; provided, however, that the Borrower may not assign this Note in whole or in part without the Bank's written consent and the Bank at any time may assign this Note in whole or in part.

This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE BANK AND THE BORROWER DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCLUDING ITS CONFLICT OF LAWS RULES. The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court in the county or judicial district where the Bank's office indicated above is located; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

10. WAIVER OF JURY TRIAL. THE BORROWER IRREVOCABLY WAIVES ANY AND ALL RIGHTS THE BORROWER MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS NOTE, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS NOTE OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

THE BORROWER ACKNOWLEDGES THAT IT HAS READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE CONFESSION OF JUDGMENT AND WAIVER OF JURY TRIAL, AND HAS BEEN ADVISED BY COUNSEL AS NECESSARY OR APPROPRIATE.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

                                                EDGEWOOD SERVICES, INC.

Attest:        /s/ Lawrence Caracciolo      By: /s/     Charles     L. Davis

(SEAL)
Print Name:   Lawrence Caracciolo         Print    Name: Charles    L. Davis
Title:      President                              Title:  Vice President








A:\Edgewood Pt 2 of 3\Note 4


                                   EXHIBIT "A"

                                       TO

                    DISCRETIONARY LINE OF CREDIT DEMAND NOTE

                               REQUEST FOR ADVANCE

                                 Advance Number

To:   PNC Bank, National Association

      Attention:  Hillary Guttman, Corporate Banking Loan Administration
      Facsimile Number:   (412) 768-4586


      Edgewood Services, Inc. (the "BORROWER") hereby requests an advance in the amount of $__________________ (the "ADVANCE") under its $45,000,000.00 discretionary line of credit facility with PNC Bank, National Association (the "BANK"), as governed by that certain Confirmation Letter between the Borrower and the Bank, dated March ______, 2000, and evidenced by that certain Discretionary Line of Credit Demand Note executed by the Borrower in favor of the Bank, dated March ______, 2000 (collectively, the "LOAN DCOUMENTS").

      1.     The Advance shall be wire transfered to:

            The Bank of New York

            ABA # 021000018
            Account # 8900104104

          Edgewood Servies, Inc., Special Account for the Exclusive Benefit of Customers for Edgewood

      2. The Borrower has performed all of its obligations under the Loan Documents, and all of the representations and warranties made by the Borrower in the Loan Documents are true and correct as of the date hereof.

      3. The Borrower acknowledges and agrees that the delivery of this request shall in no way obligate the Bank to make such requested Advance, it being understood that the Loan Documents evidence a discretionary line of credit facility and advances thereunder, if any, shall be made by the Bank in its sole discretion.

      4. The undersigned has been duly authorized by the Borrower to make this request, and the Bank is entitled to rely conclusively on the above instructions to disburse loan proceeds under the Loan Documents in the amount and manner specified above.

WITNESS the due execution hereof with the intent to be legally bound hereby as of this _____ day of _______________, _____.

                                   EDGEWOOD SERVICES, INC.

                                   By:_______________________________________
                                   Print Name:________________________________
                                   Title: _____________________________________


                                                                    Exhibit 10.2
GUARANTY AND SURETYSHIP AGREEMENT
[GRAPHIC OMITTED]

      THIS GUARANTY AND SURETYSHIP AGREEMENT (this "GUARANTY") is made and entered into as of this 28th day of March, 2000, by FEDERATED INVESTORS, INC. (the "Guarantor"), with an address at Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, Pennsylvania 15222-3779, in consideration of the extension of credit by PNC BANK, NATIONAL ASSOCIATION (the "BANK"), with an address at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, PA 15222-2707, to EDGEWOOD SERVICES, INC. (the "Borrower"), and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged.

      1. GUARANTY OF OBLIGATIONS. The Guarantor hereby guarantees, and becomes surety for, the prompt payment and performance of all loans, advances, debts, liabilities, obligations, covenants and duties owing by the Borrower to the Bank under and in connection with a discretionary line of credit from the Bank to the Borrower in the principal amount of $45,000,000.00, as evidenced by that certain $45,000,000.00 Discretionary Line of Credit Demand Note dated of even date herewith (including any interest accruing thereon after maturity, or after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding relating to the Borrower, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding), whether now existing or hereafter arising, and any amendments, extensions, renewals or increases thereof and all costs and expenses of the Bank incurred in the documentation, negotiation, modification, enforcement, collection or otherwise in connection with any of the foregoing, including reasonable attorneys' fees and expenses (hereinafter referred to collectively as the "OBLIGATIONS"). If the Borrower defaults under any such Obligations, the Guarantor will pay the amount due to the Bank.

      2. NATURE OF GUARANTY; WAIVERS. This is a guaranty of payment and not of collection and the Bank shall not be required, as a condition of the Guarantor's liability, to make any demand upon or to pursue any of its rights against the Borrower, or to pursue any rights which may be available to it with respect to any other person who may be liable for the payment of the Obligations.

      This is an absolute, unconditional, irrevocable and continuing guaranty and will remain in full force and effect until all of the Obligations have been indefeasibly paid in full, and the Bank has terminated this Guaranty. This Guaranty will remain in full force and effect even if there is no principal balance outstanding under the Obligations at a particular time or from time to time. This Guaranty will not be affected by any surrender, exchange, acceptance, compromise or release by the Bank of any other party, or any other guaranty or any security held by it for any of the Obligations, by any failure of the Bank to take any steps to perfect or maintain its lien or security interest in or to preserve its rights to any security or other collateral for any of the Obligations or any guaranty, or by any irregularity, unenforceability or invalidity of any of the Obligations or any part thereof or any security or other guaranty thereof. The Guarantor's obligations hereunder shall not be affected, modified or impaired by any counterclaim, set-off, deduction or defense based upon any claim the Guarantor may have against the Borrower or the Bank, except payment or performance of the Obligations.

      Notice of acceptance of this Guaranty, notice of extensions of credit to the Borrower from time to time, notice of default, diligence, presentment, notice of dishonor, protest, demand for payment, and any defense based upon the Bank's failure to comply with the notice requirements of the applicable version of Uniform Commercial Code ss. 9-504 are hereby waived. The Guarantor waives all defenses based on suretyship or impairment of collateral.

      The Bank at any time and from time to time, without notice to or the consent of the Guarantor, and without impairing or releasing, discharging or modifying the Guarantor's liabilities hereunder, may (a) change the manner, place, time or terms of payment or performance of or interest rates on, or other terms relating to, any of the Obligations; (b) renew, substitute, modify, amend or alter, or grant consents or waivers relating to any of the Obligations, any other guaranties, or any security for any Obligations or guaranties; (c) apply any and all payments by whomever paid or however realized including any proceeds of any collateral, to any Obligations of the Borrower in such order, manner and amount as the Bank may determine in its sole discretion; (d) settle, compromise or deal with any other person, including the Borrower or the Guarantor, with respect to any Obligations in such manner as the Bank deems appropriate in its sole discretion; (e) substitute, exchange or release any security or guaranty; or (f) take such actions and exercise such remedies hereunder as provided herein.

      3. REPAYMENTS OR RECOVERY FROM THE BANK. If any demand is made at any time upon the Bank for the repayment or recovery of any amount received by it in payment or on account of any of the Obligations and if the Bank repays all or any part of such amount by reason of any judgment, decree or order of any court or administrative body or by reason of any settlement or compromise of any such demand, the Guarantor will be and remain liable hereunder for the amount so repaid or recovered to the same extent as if such amount had never been received originally by the Bank. The provisions of this section will be and remain effective notwithstanding any contrary action which may have been taken by the Guarantor in reliance upon such payment, and any such contrary action so taken will be without prejudice to the Bank's rights hereunder and will be deemed to have been conditioned upon such payment having become final and irrevocable.

      4. FINANCIAL STATEMENTS. Unless compliance is waived in writing by the Bank or until all of the Obligations have been paid in full, the Guarantor will promptly submit to the Bank such information relating to the Guarantor's affairs (including but not limited to annual financial statements and tax returns for the Guarantor) or any security for the Guaranty as the Bank may reasonably request.

      5. ENFORCEABILITY OF OBLIGATIONS. No modification, limitation or discharge of the Obligations arising out of or by virtue of any bankruptcy, reorganization or similar proceeding for relief of debtors under federal or state law will affect, modify, limit or discharge the Guarantor's liability in any manner whatsoever and this Guaranty will remain and continue in full force and effect and will be enforceable against the Guarantor to the same extent and with the same force and effect as if any such proceeding had not been instituted. The Guarantor waives all rights and benefits which might accrue to it by reason of any such proceeding and will be liable to the full extent hereunder, irrespective of any modification, limitation or discharge of the liability of the Borrower that may result from any such proceeding.

      6. EVENTS OF DEFAULT. The occurrence of any of the following shall be an "EVENT OF DEFAULT": (i) any Event of Default (as defined in any of the Obligations); (ii) any default under any of the Obligations that does not have a defined set of "Events of Default" and the lapse of any notice or cure period provided in such Obligations with respect to such default; (iii) demand by the Bank under any of the Obligations that have a demand feature; (iv) the Guarantor's failure to perform any of its obligations hereunder; (v) the falsity, inaccuracy or material breach by the Guarantor of any written warranty, representation or statement made or furnished to the Bank by or on behalf of the Guarantor; or (vi) the termination or attempted termination of this Guaranty. Upon the occurrence of any Event of Default, (a) the Guarantor shall pay to the Bank the amount of the Obligations; or (b) on demand of the Bank, the Guarantor shall immediately deposit with the Bank, in U.S. dollars, all amounts due or to become due under the Obligations, and the Bank may at any time use such funds to repay the Obligations; or (c) the Bank in its discretion may exercise with respect to any collateral any one or more of the rights and remedies provided a secured party under the applicable version of the Uniform Commercial Code; or
(d) the Bank in its discretion may exercise from time to time any other rights and remedies available to it at law, in equity or otherwise.

      7. RIGHT OF SETOFF. The Bank retains all rights of setoff against the Guarantor's money, securities or other property given to the Bank by applicable law. Every such right of setoff may be exercised without demand upon or notice to the Guarantor. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Bank, although the Bank may enter such setoff on its books and records at a later time.

      8. COLLATERAL. This Guaranty is secured by the property described in any collateral security documents which the Guarantor executes and delivers to the Bank and by such other collateral as previously may have been or may in the future be granted to the Bank to secure any obligations of the Guarantor to the Bank.

      9. COSTS. To the extent that the Bank incurs any costs or expenses in protecting or enforcing its rights under the Obligations or this Guaranty, including reasonable attorneys' fees and the costs and expenses of litigation, such costs and expenses will be due on demand, will be included in the Obligations and will bear interest from the incurring or payment thereof at the Default Rate (as defined in any of the Obligations).

      10. POSTPONEMENT OF SUBROGATION. Until the Obligations are indefeasibly paid in full, the Guarantor postpones and subordinates in favor of the Bank any and all rights which the Guarantor may have to (a) assert any claim against the Borrower based on subrogation rights with respect to payments made hereunder, and (b) any realization on any property of the Borrower, including participation in any marshalling of the Borrower's assets.

      11. NOTICES. All notices, demands, requests, consents, approvals and other communications required or permitted hereunder must be in writing and will be effective upon receipt. Such notices and other communications may be hand-delivered, sent by facsimile transmission with confirmation of delivery and a copy sent by first-class mail, or sent by nationally recognized overnight courier service, to the addresses for the Bank and the Guarantor set forth above or to such other address as one may give to the other in writing for such purpose.

      12. PRESERVATION OF RIGHTS. No delay or omission on the Bank's part to exercise any right or power arising hereunder will impair any such right or power or be considered a waiver of any such right or power, nor will the Bank's action or inaction impair any such right or power. The Bank's rights and remedies hereunder are cumulative and not exclusive of any other rights or remedies which the Bank may have under other agreements, at law or in equity. The Bank may proceed in any order against the Borrower, the Guarantor or any other obligor of, or collateral securing, the Obligations.

13.  ILLEGALITY.  In case any one or more of the  provisions  contained  in this
----------

Guaranty should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

      14. CHANGES IN WRITING. No modification, amendment or waiver of any provision of this Guaranty nor consent to any departure by the Guarantor therefrom will be effective unless made in a writing signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Guarantor in any case will entitle the Guarantor to any other or further notice or demand in the same, similar or other circumstance.

      15. ENTIRE AGREEMENT. This Guaranty (including the documents and instruments referred to herein) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, between the Guarantor and the Bank with respect to the subject matter hereof; provided, however, that this Guaranty is in addition to, and not in substitution for, any other guarantees from the Guarantor to the Bank.

      16. SUCCESSORS AND ASSIGNS. This Guaranty will be binding upon and inure to the benefit of the Guarantor and the Bank and their respective heirs, executors, administrators, successors and assigns; PROVIDED, HOWEVER, that the Guarantor may not assign this Guaranty in whole or in part without the Bank's prior written consent and the Bank at any time may assign this Guaranty in whole or in part.

      17. INTERPRETATION. In this Guaranty, unless the Bank and the Guarantor otherwise agree in writing, the singular includes the plural and the plural the singular; references to statutes are to be construed as including all statutory provisions consolidating, amending or replacing the statute referred to; the word "or" shall be deemed to include "and/or", the words "including", "includes" and "include" shall be deemed to be followed by the words "without limitation"; and references to sections or exhibits are to those of this Guaranty unless otherwise indicated. Section headings in this Guaranty are included for convenience of reference only and shall not constitute a part of this Guaranty for any other purpose. If this Guaranty is executed by more than one party as Guarantor, the obligations of such persons or entities will be joint and several.

      18. INDEMNITY. The Guarantor agrees to indemnify each of the Bank, its directors, officers and employees and each legal entity, if any, who controls the Bank (the "INDEMNIFIED PARTIES") and to hold each Indemnified Party harmless from and against any and all claims, damages, losses, liabilities and expenses (including all fees and charges of internal or external counsel with whom any Indemnified Party may consult and all expenses of litigation or preparation therefor) which any Indemnified Party may incur or which may be asserted against any Indemnified Party as a result of the execution of or performance under this Guaranty; PROVIDED, HOWEVER, that the foregoing indemnity agreement shall not apply to claims, damages, losses, liabilities and expenses solely attributable to an Indemnified Party's gross negligence or willful misconduct. The indemnity agreement contained in this Section shall survive the termination of this Guaranty. The Guarantor may participate at its expense in the defense of any such claim.

      19. GOVERNING LAW AND JURISDICTION. This Guaranty has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS GUARANTY WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE BANK AND THE GUARANTOR DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCLUDING ITS CONFLICT OF LAWS RULES. The Guarantor hereby irrevocably consents to the exclusive jurisdiction of any state or federal court in the county or judicial district where the Bank's office indicated above is located; provided that nothing contained in this Guaranty will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Guarantor individually, against any security or against any property of the Guarantor within any other county, state or other foreign or domestic jurisdiction. The Guarantor acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Guarantor. The Guarantor waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Guaranty.

      20. EQUAL CREDIT OPPORTUNITY ACT. If the Guarantor is not an "applicant for credit" under Section 202.2 (e) of the Equal Credit Opportunity Act of 1974 ("ECOA"), the Guarantor acknowledges that (i) this Guaranty has been executed to provide credit support for the Obligations, and (ii) the Guarantor was not required to execute this Guaranty in violation of Section 202.7(d) of the ECOA.

      21. WAIVER OF JURY TRIAL. THE GUARANTOR IRREVOCABLY WAIVES ANY AND ALL RIGHT THE GUARANTOR MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS GUARANTY, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS GUARANTY OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE GUARANTOR ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

      THE GUARANTOR ACKNOWLEDGES THAT IT HAS READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS GUARANTY, INCLUDING THE CONFESSION OF JUDGMENT AND WAIVER OF JURY TRIAL, AND HAS BEEN ADVISED BY COUNSEL AS NECESSARY OR APPROPRIATE.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

                                                FEDERATED INVESTORS, INC.

Attest: /s/  Joseph M. Huber                    By:/s/  J. Christopher  Donahue
                                                                 (SEAL)

Print Name:   Joseph M. Huber                    Print Name:     J. Christopher
Donahue_

Title:     Asst. Secretary                Title: President and Chief  Executive
                                                  Officer