Form 10-Q
period 2000-06-30
FEDERATED INVESTORS INC /PA/
filed 2000-08-14
CIK 1056288

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q



(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            JUNE 30, 2000

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------  ----------------


                              Commission File Number 001-14818

                               FEDERATED INVESTORS, INC.
                (Exact name of registrant as specified in its charter)


                     PENNSYLVANIA                          25-1111467
                     (State or other
                     jurisdiction of                      (IRS Employer
                     incorporation or                     Identification No.)
                     organization)


            FEDERATED INVESTORS TOWER
            PITTSBURGH, PENNSYLVANIA                            15222-3779

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of August 8, 2000, the Registrant had outstanding 9,000 shares of Class A Common Stock and 118,462,609 shares of Class B Common Stock.

                               Federated Investors, Inc.

                                       Form 10-Q
                       For the Three Months and Six Months Ended

                                     June 30, 2000



                                   Table of Contents

                                                                      PAGE NO.

Part I.           Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets at
                  June 30, 2000, and December 31, 1999                       3

                  Consolidated Statements of Income
                  for the Three Months and Six Months Ended
                  June 30, 2000 and 1999                                     4

                  Consolidated Statements of Cash
                  Flows for the Six Months Ended
                  June 30, 2000 and 1999                                     5

                  Notes to Consolidated Financial Statements                 6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                               15


Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K          15
            (b)   Reports on Form 8-K                                      15

     Signatures                                                            16






Part I, Item I.  Financial Statements




FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)                                               JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                       ---------------  ---------------


CURRENT ASSETS:

   Cash and cash equivalents                           122,003          171,490
   Securities available for sale                        79,678           66,438
   Receivables, net of reserve of $78 and $184,
      respectively                                      33,052           35,163
   Accrued revenues                                      5,837            6,050
   Prepaid expenses                                      6,080            3,305
   Current deferred tax asset, net                       1,817            1,382
   Other current assets                                    349              319
                                                       ---------------  ---------------

               Total current assets                     248,816          284,147
                                                       ---------------  ---------------

LONG-TERM ASSETS:

   Customer relationships, net of accumulated
amortization of $14,998 and $12,800, respectively      7,415            9,613

   Goodwill, net of accumulated amortization of
$17,430 and $16,013, respectively                      33,504           32,856

   Other intangible assets, net of accumulated
amortization of $125 and $112, respectively            65               78

   Deferred sales commissions, net of accumulated
amortization of $106,791 and $79,365, respectively     331,631          298,978

   Property and equipment, net of accumulated
depreciation of $40,391 and $44,605, respectively      32,258           31,305

   Other long-term assets                              22,709           16,216

               Total long-term assets                 427,582          389,046

                    Total assets                      676,398      $   673,193

CURRENT LIABILITIES:

   Cash overdraft                                       7,390      $     9,111
   Current portion of long-term debt - recourse        14,270           14,259
   Accrued expenses                                    49,064           58,768
   Accounts payable                                    33,717           29,321
   Income taxes payable                                 1,558            2,865
   Other current liabilities                            2,558            1,148

               Total current liabilities              108,557          115,472

LONG-TERM LIABILITIES:
   Long-term debt - recourse                           70,301           84,446
   Long-term debt - nonrecourse                       336,529          309,741
   Long-term deferred tax liability, net               42,444           37,177
   Other long-term liabilities                          7,394            6,949

               Total long-term liabilities            456,668          438,313
                    Total liabilities                 565,225          553,785

Minority interest                                         397              596

SHAREHOLDERS' EQUITY :
   Common stock :

      Class A, no par value, 20,000 shares
       authorized, 9,000 shares issued and outstanding    189              189

      Class B, no par value, 900,000,000 shares
       authorized, 129,505,456 shares issued           75,175           75,087

   Retained earnings                                  191,103          124,653

   Treasury stock, at cost, 11,000,047 and 6,933,540
shares Class B common stock, respectively              (152,034)        (79,976)

   Employee restricted stock plan                      (891)            (1,046)
   Accumulated other comprehensive income              (2,766)          (95)

               Total shareholders' equity              110,776          118,812

       Total liabilities, minority
          interest, and shareholders' equity           676,398      $   673,193



     (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)










FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME                          THREE MONTHS             SIX MONTHS
                                                              ENDED                    ENDED
(dollars in thousands, except per share data)                JUNE 30,                JUNE 30,
(unaudited)                                               2000     1999        2000             1999

REVENUE:
     Investment-advisory fees, net-Federated funds     $ 90,315 $ 76,208    $ 180,179     $   150,843
     Investment-advisory fees, net-other                  3,154    2,857        6,257           5,122
     Administrative-service fees, net-Federated funds    21,226   20,171       42,463          39,972
     Administrative-service fees, net-other               5,715    5,753       11,743          11,056
     Other service fees, net-Federated funds             33,888   31,370       68,730          59,749
     Other service fees, net-other                        6,906    5,717       14,087          11,077
     Commission income                                    1,758    1,088        3,362           2,078
     Interest and dividends                               4,351    3,410        9,061           6,489
     Gain (loss) on sale of securities available
         for sale                                            56       19        (295)             767
     Other income                                           918    3,585        1,574           4,293
          Total revenue                                 168,287  150,178      337,161         291,446


OPERATING EXPENSES:

     Compensation and related                            42,021   38,842       84,852          77,945
     Advertising and promotional                         15,639   12,725       30,809          25,584
     Systems and communications                           7,405    6,471       14,234          13,809
     Professional service fees                            5,980    6,863       12,473          12,813
     Office and occupancy                                 6,309    6,283       12,453          12,698
     Travel and related                                   3,942    3,803        6,953           7,150
     Amortization of deferred sales commissions          14,624   11,644       29,423          21,885
     Amortization of intangible assets                    1,833    3,463        3,628           7,069
     Other                                                2,650    1,561        4,529           1,976

          Total operating expenses                       100,403  91,655      199,354         180,929

Operating income                                          67,884   58,523     137,807         110,517




NONOPERATING EXPENSES:

     Debt expense - recourse                              2,201    2,211        4,430           4,431
     Debt expense - nonrecourse                           6,354    5,667       12,515          11,130
          Total nonoperating expenses                     8,555    7,878       16,945          15,561

Income before minority interest and income taxes         59,329   50,645      120,862          94,956

Minority interest                                         2,462    2,591        4,996           5,040

Income before income taxes                               56,867   48,054      115,866          89,916

Income tax provision                                     20,237   17,537       41,588          32,678

Net income                                              $ 36,630 $30,517     $ 74,278       $  57,238

EARNINGS PER SHARE:

     Basic                                                  0.31 $   0.24    $   0.62       $   0.45

     Diluted                                                0.30 $   0.23    $   0.60       $   0.44

Cash dividends per share                                   0.037 $  0.028    $  0.065       $  0.053





PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT ANNOUNCED ON JUNE 22, 2000 AND PAID ON JULY 17, 2000.

     (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.)







FEDERATED INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                        SIX MONTHS ENDED
(dollars in thousands)                                           JUNE 30,
                                                            --------------------
(unaudited)                                                  2000       1999
                                                            -------- -----------


OPERATING ACTIVITIES:

   Net income                                              $ 74,278 $    57,238
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY

     OPERATING ACTIVITIES:

     Amortization of intangible assets                        3,628       7,069
     Depreciation and other amortization                      3,971       3,718
     Amortization of deferred sales commissions              29,423      21,885
     Minority interest                                        4,996       5,040
     Gain on disposal of property and equipment                (44)     (2,942)
     Provision for deferred income taxes                      6,291       3,396
     Net realized loss (gain) on sale of securities             295       (767)
available for sale
     Deferred sales commissions paid                        (87,114)   (65,786)
     Contingent deferred sales charges received              25,038      17,570
     Other changes in assets and liabilities:
       Decrease (increase) in receivables, net                2,340     (1,166)
       Decrease (increase) in accrued revenues                  271     (1,248)
       (Increase) decrease in other current assets          (4,744)       2,944
       Decrease (increase) in other long-term assets          1,268     (1,458)
       Decrease in accounts payable and accrued             (5,522)    (10,622)
expenses

       (Decrease) increase in income taxes payable          (1,307)         346
       (Decrease) increase in other current                   (325)         146
liabilities

       Increase in other long-term liabilities                1,177       2,482
                                                            -------- -----------

                                                            -------- -----------
Net cash provided by operating activities                    53,920      37,845
                                                            -------- -----------

INVESTING ACTIVITIES:

   Additions to property and equipment                      (4,109)    (14,036)
   Proceeds from disposal of property and equipment             158       4,007
   Cash paid for business acquisitions and joint            (2,619)       (592)
venture

   Purchases of securities available for sale               (26,201)   (70,684)
   Proceeds from redemptions of securities available          1,792      17,598
for sale
                                                            -------- -----------

                                                            -------- -----------
     Net cash used by investing activities                  (30,979)   (63,707)
                                                            -------- -----------

FINANCING ACTIVITIES:

   Distributions to minority interest                       (5,195)     (5,386)
   Dividends paid                                           (7,829)     (6,883)
   Purchase of treasury stock                               (72,058)   (14,853)

   Proceeds from new borrowings - nonrecourse                80,636      63,431

   Payments on debt - recourse                              (14,134)      (117)
   Payments on debt - nonrecourse                           (53,848)   (39,654)

                                                            -------- -----------

     Net cash used by financing activities                  (72,428)    (3,462)
                                                            -------- -----------

Net decrease in cash and cash equivalents                   (49,487)   (29,324)
Cash and cash equivalents, beginning of period              171,490     185,581
                                                            -------- -----------

Cash and cash equivalents, end of period                   $122,003 $   156,257
                                                            ======== ===========


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

    (b)   RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), requires that all derivatives, including hedges, be recorded at fair value and that all changes in the fair value or cash flow of both the hedge and the hedged item be recognized in earnings in the same period. SFAS 133 is effective for years beginning after June 15, 2000. Federated intends to adopt SFAS 133 effective January 1, 2001. The impact of adopting the provisions of this statement on Federated's earnings and financial position will depend on the nature and extent of Federated's investment in derivative instruments at the time of adoption. Given Federated's current minimal use of derivatives, we do not expect this adoption to have a significant effect on our earnings or financial position.

(2)  Securitization of B-Share Future Revenue Streams and Nonrecourse Debt

     Pursuant to an agreement with a third party, Federated sells the rights to the future revenue streams associated with the 12b-1 fees, shareholder service fees and contingent deferred sales charges (CDSCs) of the Class B shares of various mutual funds it manages on a continuous basis. For accounting purposes, transactions executed under the agreement are reflected as financings and nonrecourse debt has been recorded at interest rates based on current market conditions at the time of the financings. This agreement expires in October 2000. Prior to expiration, management intends to negotiate an arrangement to continue selling the rights to these future revenue streams.

                               FEDERATED INVESTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                     (UNAUDITED)



(2) Securitization of B-Share Future Revenue Streams and Nonrecourse Debt (continued)

     The  following   tables   summarize  the  changes  in  the  deferred  sales
commissions related to this agreement:

                                               Six Months
                                                  Ended

                                              June 30, 2000
                                             ----------------
                                             (IN THOUSANDS)
Deferred B-Share Sales Commissions:
          Financed balance at December     $         288,844
          31, 1999
          B-Share sales commissions                   78,670
          financed
          CDSCs collected                           (24,129)
          Amortization                              (26,497)
                                             ----------------

          Financed balance at June 30,     $         316,888
          2000

                                             ================



      Below is the activity of the nonrecourse debt tranches:

                                                 (IN THOUSANDS)
                                  ---------------------------------------------
                       Interest    Balance     Additional             Balance
Tranche                 Rate      12/31/99     Financings             6/30/00
                                                         Payments
---------------------- --------   ----------   --------- ----------  ----------
1997-1 Class A          7.44%   $    52,976  $        0      9,869 $    43,107
             Class  B   9.80%         9,700           0          0       9,700
Financings 10/97
      through 6/00     6.68% -      247,065      80,636     43,979     283,722
                       8.60%

                                  ----------   --------- ----------  ----------
                                $   309,741  $   80,636     53,848 $   336,529
                                  ==========   ========= ==========  ==========

(3)   Long-Term Debt - Recourse

      Federated's long-term debt - recourse consisted of the following:

                                     Interest    June 30,      December 31,
                                       Rate        2000          1999
                                     ---------  ------------   ----------
                                                     (IN THOUSANDS)
Recourse Debt:
     Senior Secured Note              7.96%   $      84,000  $    98,000
Purchase Agreement
     Capitalized leases              7.1%-8.5%          571          705
                                                ------------   ----------
            Total recourse debt                      84,571       98,705
     Less current portion                            14,270       14,259
                                                ------------
                                                ------------   ----------
     Total long-term debt -                   $      70,301  $    84,446
recourse

                                                ============   ==========


     On March 28, 2000, a wholly-owned subsidiary of Federated, Edgewood Services, Inc., entered into a discretionary line of credit agreement with a bank under which it can borrow up to $45.0 million for the



                               FEDERATED INVESTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                      (UNAUDITED)

(3)   Long-Term Debt - Recourse (continued)

      payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined by the bank at the time of the borrowing and are payable on demand. At June 30, 2000, the outstanding balance under this agreement was zero.

(4)   Common Stock

(a)   Cash Dividends

        Federated's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1998, to and including the date of payment, less certain stock repurchase payments. The Senior Secured Note Purchase Agreements allow dividends to an amount of $5 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1996, to and including the date of payment, less certain stock repurchase payments. Cash dividends of $0.028 and $0.037 per share or approximately $3.4 million and $4.4 million were paid in the first and second quarter of 2000, respectively, to holders of common shares. Additionally, on July 18, 2000, the board of directors declared a dividend of $0.037 per share to be paid on August 15, 2000, to shareholders of record as of August 4, 2000. After considering earnings through June 30, 2000, the dividend payment on August 15, 2000, and certain stock repurchase payments, approximately $19.0 million is available to pay dividends under the more restrictive of the two debt covenant limitations.

(b)   Stock Split

        On June 22, 2000, the board of directors approved a three-for-two stock split on Federated's common stock. The stock split was effected as a dividend to shareholders of record as of July 7, 2000 and new shares were distributed on July 17, 2000. Earnings and dividends per share, as well as other share data, have been adjusted to reflect the stock distribution.

(c)   Employee Stock Purchase Plan

        Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of June 30, 2000, a total of 31,595 shares have been purchased by employees in this plan.

      (d)   Stock Repurchase Program

         In 1999, the board of directors approved two separate share repurchase programs authorizing Federated to purchase up to $20.0 million of Federated Class B common stock under the first program and up to 7.5 million shares of Federated Class B common stock under the second program. In March 2000, the board of directors approved a third program to purchase up to 7.5 million shares of Federated Class B common stock. Under the programs, shares can be repurchased in open market transactions over a period of 12 months from the date of the board resolution. In addition, under the second and third programs, shares can also be repurchased in private transactions. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury to be used for employee benefit plans, potential acquisitions and other corporate activities. As of June 30, 2000, Federated had purchased 10,589,422 shares of Class B common stock for approximately $152.0 million under the programs. Current debt covenants restrict stock repurchases between April 26, 2000, and January 31, 2001, to 7.5 million shares or $160.0 million.

                                FEDERATED INVESTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                      (UNAUDITED)


(5)   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:


                                             Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                             --------------------  ---------------------
                                               2000       1999       2000        1999
                                             ---------   --------  ---------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Net income                            $   36,630  $  30,517 $   74,278  $   57,238
                                             =========   ========  =========   =========

Denominator:
     Basic weighted-average shares
     outstanding                              117,937    126,626    119,011     127,062

     Dilutive potential shares from             4,638      3,789      4,407       3,828
     stock-based compensation
                                             ---------   --------  ---------   ---------
     Diluted weighted-average shares          122,575    130,415    123,418     130,890
     outstanding

                                             =========   ========  =========   =========

     Basic earnings per share              $     0.31  $    0.24 $     0.62  $     0.45
                                             =========   ========  =========   =========
     Diluted earnings per share            $     0.30  $    0.23 $     0.60  $     0.44
                                             =========   ========  =========   =========

PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT ANNOUNCED ON JUNE 22, 2000 AND PAID ON JULY 17, 2000.

(6)   Comprehensive Income

    Comprehensive income was $34.3 million and $30.3 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $71.6 million and $56.6 million for the six-month periods ended June 30, 2000 and 1999, respectively.

(7)   Business Combination

    On June 16, 2000, Federated signed a definitive agreement with Investment Advisers, Inc. (IAI) to purchase the mutual fund assets of IAI. As a result of this transaction, assets of the mutual funds currently advised by IAI, totaling approximately $400 million, are planned to be merged into existing Federated funds on the transaction close date which is anticipated for September 2000. This acquisition will be accounted for using the purchase method of accounting.

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

ASSET HIGHLIGHTS

      MANAGED AND ADMINISTERED ASSETS
      AT PERIOD END

      (IN MILLIONS)                         As of June 30,     Percent
                                            2000       1999    Change
                                           --------  --------- --------
      Money market funds                 $  83,497 $  77,894        7%
      Equity funds                          22,512    18,199       24%
      Fixed-income funds                    14,660    16,725     (12%)
      Separate accounts                      5,140     4,516       14%
                                           --------  --------
               Total managed assets      $ 125,809 $ 117,334        7%
                                           ========  ========

               Total administered assets $  44,332 $   34,643      28%
                                           ========  =========


      AVERAGE MANAGED AND
      ADMINISTERED ASSETS
      (IN MILLIONS)                      Three Months            Six Months Ended
                                             Ended
                                          June 30,      Percent      June 30,      Percent
                                        2000     1999   Change    2000     1999    Change
      Money market funds                83,511  79,335     5%     83,391   78,915       6%
      Equity funds                      21,951  17,386    26%     22,011   16,596      33%
      Fixed-income funds                14,739  16,938  (13%)     15,096   16,874    (11%)
      Separate accounts                  4,690   4,356     8%      4,661    3,707      26%
                                       -------- -------          -------- --------
             Total average managed     124,891  118,015    6%    125,159  116,092       8%
             assets

             Total average              43,442  34,569    26%     43,491   32,012      36%
             administered assets

      COMPONENTS OF CHANGES IN EQUITY AND FIXED-INCOME FUND
      MANAGED ASSETS
      (IN MILLIONS)

                                                  Three Months       Six Months Ended
                                                      Ended
                                                    June 30,             June 30,
                                                  2000      1999      2000      1999
      EQUITY
      FUNDS
                Beginning assets               $  23,431 $ 16,126  $  20,941 $  15,503
                     Sales                         2,886    1,535      6,635     2,904

                     Redemptions                 (1,978)    (998)     (4,265)   (2,005)
                               Net sales             908     537        2,370       899
                     Net exchanges                  (14)      68          139        79
                     Other*                      (1,813)    1,468        (938)     1,718
                Ending assets                  $  22,512  $18,199    $  22,512 $  18,199


      FIXED-INCOME FUNDS

                Beginning assets               $  15,041 $16,967    $  15,857 $  16,437
                     Sales                           963   1,645        1,985     3,421
                     Redemptions                 (1,359)  (1,496)      (3,006)   (2,955)

                     Net                           (396)    149       (1,021)       466
                     (redemptions) sales
                     Net exchanges                  (50)    (110)      (253)        97
                     Other*                          65     (281)        77     (275)
                Ending assets                  $  14,660 $16,725   $  14,660 $  16,725


      * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions, and net investment income.

   RESULTS OF OPERATIONS

     The table below presents the highlights of our operations for the three- and six-month periods ended June 30, 2000 and 1999:


                                        Three months ended                    Six months ended
                                           June 30,         Percent              June 30,        Percent
                                          2000   1999     Change Change       2000    1999     Change  Change
          Net income (IN MILLIONS)       $36.6  $30.5      $6.1    20%        $74.3   $57.2     $17.1    30%
          Earnings per share
                     Basic               $0.31  $0.24     $0.07    29%        $0.62   $0.45     $0.17    38%
                     Diluted             $0.30  $0.23     $0.07    30%        $0.60   $0.44     $0.16    36%

          Revenue (IN MILLIONS)

            Revenue from managed assets $150.4 $131.7     $18.7    14%       $301.0  $257.8     $43.2    17%

            Service-related revenue from  12.6   11.5       1.1    10%         25.8    22.1       3.7    17%
              sources other than managed assets

                    Other                  5.3    7.0      (1.7)  (24%)        10.4    11.5      (1.1)  (10%)

                TOTAL REVENUE           $168.3 $150.2      $18.1    12%      $337.2  $291.4     $45.8    16%

           Operating margin              40.3%  39.0%       1.3%     3%       40.9%    37.9%     3.0%     8%


     PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT ANNOUNCED ON JUNE 22, 2000 AND PAID ON JULY 17, 2000.

     NET INCOME. Net income for the three- and six-month periods ended June 2000 increased 20% and 30%, respectively, compared to the same periods last year. These increases primarily reflect increased revenue from managed assets as a result of continued growth in fees from equity assets and improved operating margins. Net income for the three- and six-month periods ended June 1999 included a non-recurring after-tax gain from the sale of non-earning assets of $2.0 million. Excluding this gain, net income for the three- and six-month periods ended June 2000 increased 28% and 34%, respectively, compared to the same periods last year.

     REVENUE. Total revenue for the three- and six-month periods ended June 2000 increased $18.1 million and $45.8 million, respectively, compared to the same periods last year primarily as a result of increased revenue from managed assets. Average managed assets continued to climb from $118.0 billion for the second quarter of 1999 to $124.9 billion for the second quarter of 2000 and from $116.1 billion in the first half of 1999 to $125.2 billion for the first half of 2000. These increases included significant asset growth in money market funds, equity funds and separate accounts. Revenue from managed assets increased at a rate higher than the rate of average managed asset growth during these periods due to the shift in the managed asset mix towards equity products that earn higher than average fees per invested dollar. At June 30, 2000, equity fund assets comprised 18% of total managed assets as compared to 16% at June 30, 1999.

     Service-related revenues from sources other than managed assets increased by $1.1 million and $3.7 million for the three- and six-month periods ended June 2000, respectively, as compared to the same periods last year due primarily to the growth in average administered assets.

     Other revenue for the three- and six-month periods ended June 2000 decreased compared to the same periods last year due to a $3.0 million non-recurring gain realized on the sale of certain non-earning assets in 1999 partially offset by higher interest earned in 2000 as a result of new investments and a general increase in yields on invested cash since June 1999.

     OPERATING EXPENSES. Operating expenses for the three- and six-month periods ended June 30, 2000 and 1999 are set forth in the following table:


                                       Three months       Percent  Six months      Percent of
                                           ended             of    ended
                                         June 30,          Total     June 30,         Total
     (IN MILLIONS)                      2000   1999  Change Change 2000   1999 ChangeChange
     Operating Expenses

            Compensation and related   $42.0  $38.8   $3.2    37%  $84.9 $77.9  $7.0    38%
            Advertising and             15.6   12.7    2.9    33%  30.8   25.6   5.2    28%
     promotional

            Amortization of deferred    14.6   11.6    3.0    34%  29.4   21.9   7.5    41%
     sales commissions
            Other                       28.2   28.6  (0.4)   (4%)  54.3   55.5 (1.2)   (7%)

                        TOTAL          $100.4 $91.7   $8.7   100%  $199.4$180.9$18.5   100%
     OPERATING EXPENSES



     Total operating expenses for the three- and six-month periods ended June 2000 increased as compared to the same periods last year. Approximately 80% and 84% of the change over the three- and six-month periods of 1999, respectively, is due to the increase in certain operating expenses that tend to increase with increases in sales and/or managed assets. These expenses include incentive compensation (included in Compensation and related), marketing allowances (included in Advertising and promotional) and the amortization of deferred sales commissions. Each of these expenses increased over the same periods last year due in large part to increased sales and/or managed assets. All other expenses combined for the three- and six-month periods ended June 2000 have decreased slightly from the same period last year primarily as a result of the full amortization of certain intangible assets in 1999.

     INCOME TAXES. The income tax provision for the three- and six-month periods ended June 2000 was $20.2 million and $41.6 million, respectively, as compared to $17.5 million and $32.7 million for the same periods of 1999. The provision increased for both of these periods primarily as a result of the increases in the level of income before income taxes for the three- and six-month periods as compared to the same periods in 1999. Our effective tax rate was 35.6% and 36.5% for the second quarter 2000 and 1999, respectively, and 35.9% and 36.3% for the first half of 2000 and 1999, respectively.

  CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Cash and cash equivalents and the current portion of securities available for sale totaled $201.7 million at June 30, 2000 as compared to $237.9 million at December 31, 1999.

     Cash provided by operating activities totaled $53.9 million for the six-month period ended June 2000, as compared to $37.8 million for the same period of 1999. This increase is primarily due to higher profitability in the first half of 2000. Net cash used by investing activities in the first half of 2000 primarily reflects an investment of $14.0 million in two new fluctuating value funds (performance seeds), $11.5 million invested in asset-backed securities, $4.1 million paid to acquire property and equipment and $2.6 million paid for business acquisitions. Other uses of cash flow from operating activities in the first half of 2000 included the purchase of treasury stock, payments on debt, dividend payments and distributions to the minority interest partner.

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

     The following table presents the effects of the B-Share financing program on the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999, and the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2000 and 1999, respectively:

      (IN MILLIONS)
      JUNE 30 AND DECEMBER 31, RESPECTIVELY                 2000      1999
      Assets

           Deferred sales commissions, net*                $316.9    $288.8
           Receivables                                        8.4       8.4
           Other long-term assets                             1.7       2.1
      Liabilities

           Long-term debt - nonrecourse                    $336.5    $309.7
           Accounts payable                                   6.6       6.2

      THREE MONTHS ENDED JUNE 30

      Revenues

           Other service fees, net - Federated funds        $20.8     $18.0
      Expenses

           Amortization of deferred sales commissions       $12.8     $10.7
           Debt expense - nonrecourse                         6.4       5.7
           Other expenses                                     0.1       0.1

      SIX MONTHS ENDED JUNE 30

      Revenues

           Other service fees, net - Federated funds        $42.7     $34.1
      Expenses

           Amortization of deferred sales commissions       $26.5     $19.9
           Debt expense - nonrecourse                        12.5      11.1
           Other expenses                                     0.3       0.3

     * EXCLUDES DEFERRED SALES COMMISSIONS RELATED TO B-SHARE REVENUE STREAMS THAT HAVE NOT BEEN FINANCED AS OF THE END OF THE PERIOD DUE TO THE TIMING OF THE SALE OF THE REVENUE STREAMS TO THE THIRD PARTY.

     Due to the nonrecourse nature of this financing arrangement, the $16.1 million excess of B-Share-related liabilities over the related assets at June 30, 2000, will be recognized in income over the remaining life of the B-Share cash flows.

     CAPITAL EXPENDITURES. Capital expenditures totaled $2.3 million and $4.4 million for the three- and six-month periods ended June 2000, respectively, compared to $12.9 million and $14.0 million for the same periods of 1999. Year-to-date 2000 capital expenditures include cash paid for equipment purchased in connection with the asset purchase of InvestLink Technologies, Inc.

     CASH  DIVIDENDS.  Federated  pays  cash  dividends  on a  quarterly  basis.
Dividends of $0.028 and $0.037 per share were paid in the first and second quarter of 2000, respectively. Federated's board of directors declared a dividend of $0.037 per share to be paid on August 15, 2000, to shareholders of record as of August 4, 2000. After considering earnings through June 30, 2000, the dividend payment on August 15, 2000, and certain stock repurchases, Federated, given current debt covenants, has the ability to pay dividends of approximately $19.0 million.

     DEBT FACILITIES. Federated has the following recourse debt facilities:

     SENIOR SECURED CREDIT AGREEMENT: At June 30, 2000, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $150.0 million. The Senior Secured Credit Agreement contains various financial and other covenants. Federated was in compliance with all debt covenants at June 30, 2000.

     SENIOR SECURED NOTE PURCHASE AGREEMENTS: The Senior Secured Note Purchase Agreements debt totaled $84.0 million as of June 30, 2000. The notes are due in $14.0 million annual installments and mature in June 2006. The first of these installments was paid on June 27, 2000. Federated was in compliance with all debt covenants at June 30, 2000.

     DISCRETIONARY LINE OF CREDIT: On March 28, 2000, a wholly-owned subsidiary of Federated, Edgewood Services, Inc., entered into a discretionary line of credit agreement with a bank under which it can borrow up to $45.0 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined by the bank at the time of the borrowing and are payable on demand. At June 30, 2000, the outstanding balance under this agreement was zero.

     CAPITALIZED LEASE OBLIGATIONS. At June 30, 2000, we had capitalized lease obligations totaling $0.6 million related to certain telephone equipment. The scheduled principal payments approximate $0.3 million per year for 2000 through 2002.

     SHAREHOLDERS' EQUITY. In 1999, the Federated board of directors approved two separate share repurchase programs authorizing Federated to purchase up to $20.0 million of Federated Class B common stock under the first program and up to 7.5 million shares of Federated Class B common stock under the second program. In March 2000, the board of directors approved a third program to purchase up to 7.5 million shares of Federated Class B common stock. Under the programs, shares can be repurchased in open market transactions over a period of 12 months from the date of the board resolution. In addition, under the second and third programs, shares can also be repurchased in private transactions. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury to be used for employee benefit plans, potential acquisitions and other corporate activities. During the second quarter 2000, Federated purchased an additional 2,298,600 shares of Class B common stock for approximately $45.1 million under the programs. Current debt covenants restrict stock repurchases between April 26, 2000, and January 31, 2001, to 7.5 million shares or $160.0 million.

     On June 22, 2000, the board of directors approved a three-for-two stock split on Federated's common stock. The stock split was effected as a dividend to shareholders of record as of July 7, 2000, and new shares were distributed on July 17, 2000. Earnings and dividends per share, as well as other share data, have been adjusted to reflect the stock distribution.

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

Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our investments are primarily in money market and fluctuating value mutual funds with investments of two years or less. In addition, as of June 30, 2000, we have investments in high yield asset-backed securities and mortgage-backed securities which are included in "Other long-term assets" on the Consolidated Balance Sheets. Occasionally, we invest in new fluctuating value mutual funds (performance seeds) that we sponsor in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of June 30, 2000, the book value of the performance seed investments and the derivative financial instruments were $29.3 million and $0.1 million, respectively. All of our debt instruments carry fixed interest rates and therefore are not subject to market risk.

Part II, Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

     Exhibit 10.1 Material contracts - Federated Investors, Inc. Supplemental Agreement, dated as of April 20, 2000, amending the Note Purchase Agreements dated as of June 15, 1996 (filed herewith)

     Exhibit 10.2 Material contracts - Federated Investors, Inc. Amendment No. 8 To Credit Agreement, dated as of April 14, 2000, by and among Federated
Investors, Inc. and the Banks set forth therein and PNC Bank, National Association (filed herewith)

     Exhibit 27.1 Financial Data Schedule (filed herewith)



(b)   Reports on Form 8-K:

            Form 8-K filed on July 12, 2000


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FEDERATED INVESTORS, INC.
                                                (Registrant)




  Date  AUGUST 14, 2000               By:   /S/  J. CHRISTOPHER DONAHUE
                                                J. Christopher Donahue
                                                President and
                                                Chief Executive Officer


  Date            AUGUST 14, 2000               By:   /S/  THOMAS R. DONAHUE
                                                Thomas R. Donahue
                                                Chief Financial Officer and
                                                Principal Accounting Officer




                               FEDERATED INVESTORS, INC.
                               ------------------------

                                SUPPLEMENTAL AGREEMENT
                              Dated as of April 20, 2000
                                     amending the
                  Note Purchase Agreements dated as of June 15, 1996

                               ------------------------

                          7.96% Senior Secured Notes due 2006




                               FEDERATED INVESTORS, INC.
                                SUPPLEMENTAL AGREEMENT

                                                           as of April 20, 2000
                        Re: 7.96% Senior Secured Notes due 2006

TO THE SEVERAL NOTEHOLDERS WHOSE
   NAMES APPEAR IN THE ACCEPTANCE
   FORM AT THE END HEREOF

Ladies and Gentlemen:

     FEDERATED INVESTORS, INC., a Pennsylvania corporation (the "COMPANY"), hereby agrees with you as follows:

1.    ORIGINAL NOTE PURCHASE AGREEMENTS AND THE NOTES; PROPOSED AMENDMENTS.

     Pursuant to the several Note Purchase Agreements dated as of June 15, 1996, as supplemented and amended by a Supplemental Agreement dated as of October 1, 1997 (as so supplemented and amended the "ORIGINAL NOTE PURCHASE AGREEMENTS"), entered into by the Company with the institutional investors named in Schedule A thereto, the Company issued and sold $98,000,000 aggregate principal amount of its 7.96% Senior Secured Notes due 2006 (the "NOTES"), of which Notes in said unpaid principal amount remain outstanding on the date hereof. Unless the context otherwise requires, capitalized terms used herein without definition have the respective meanings ascribed thereto in the Original Note Purchase Agreements.

     The Company proposes to amend the Original Note Purchase Agreements as hereinafter set forth (the Original Note Purchase Agreements as so amended are sometimes called the "AMENDED NOTE PURCHASE AGREEMENTS").

2.    REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

     The Company represents and warrants to you as of the Effective Date (as below defined) as follows: A. ORGANIZATION, AUTHORIZATION, ETC. The Company is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Pennsylvania, and has all requisite power and authority to execute, deliver and perform its obligations under this Supplemental Agreement and the Amended Note Purchase Agreements.

     The  execution  and  delivery  of  this  Supplemental   Agreement  and  the
performance of this Supplemental Agreement and the Amended Note Purchase Agreements have been duly authorized by all necessary corporate and, if required, stockholder action on the part of the Company. This Supplemental Agreement and the Amended Note Purchase Agreements are legal, valid and binding obligations of the Company, enforceable against the Company in accordance with their respective terms.

     B. COMPLIANCE WITH LAWS, OTHER INSTRUMENTS, ETC. The execution, delivery and performance by the Company of this Supplemental Agreement and the Amended Note Purchase Agreements do not and will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.

     C. NO DEFAULT, ETC. No Event of Default or Default has occurred and is continuing, and neither the Company nor any Subsidiary is in default (whether or not waived) in the performance or observance of any of the terms, covenants or conditions contained in any instrument evidencing any Indebtedness and there is no pending request by the Company (except pursuant to this Supplemental Agreement and the Existing Bank Credit Facility in respect of the transactions contemplated hereby) or any Subsidiary for any amendment or waiver in respect of any contemplated or possible default with respect to such Indebtedness and no event has occurred and is continuing which, with notice or lapse of time or both, would become such a default.

     D. NO UNDISCLOSED FEES. The Company has not, directly or indirectly, paid or caused to be paid any consideration (as supplemental or additional interest, a fee or otherwise) to any holder of Notes or to any bank party to the Existing Bank Credit Facility in order to induce such holder to enter into this Supplemental Agreement or such bank to modify the Existing Bank Credit Facility or such holder or bank take any other action in connection with the transactions contemplated hereby, nor has the Company agreed to make any such payment.

3.    REPRESENTATION OF THE NOTEHOLDER.

     You represent to the Company that you are the beneficial owner of Notes in the aggregate unpaid principal amount set forth below your name in the acceptance form of this Supplemental Agreement.

4.    RELEASE OF COLLATERAL AND CONSENT TO AMENDMENT TO COLLATERAL DOCUMENTS.

     Subject to the Supplemental Agreement becoming effective as below provided, you (a) authorize the Collateral Agent to release up to 35% of the capital stock of Federated International Management Limited, an Ireland limited liability company, from the Pledge Agreement, subject to receipt of the consent of the Required Creditors (as defined in the Intercreditor Agreement), and (b) consent to the execution and delivery by the Collateral Agent of Amendment No. 1 to Security Agreement attached hereto as Annex I and Amendment No. 1 to Pledge Agreement attached hereto as Annex II.

5.    AMENDMENTS OF ORIGINAL NOTE PURCHASE AGREEMENTS, ETC.

            The Original Note Purchase Agreements are amended pursuant to
Section 17.1 thereof as follows:

A. Section 10.3 is amended by deleting the word "or" at the end of clause (b) thereof, by deleting the period at the end of clause (c) thereof and inserting ",or" and by adding a new clause (d) to read as follows:

     "(d) CONSOLIDATED CASH FLOW -- Consolidated Cash Flow for any period of four consecutive fiscal quarters ending in 2000 to be less than $200,000,000."

B. Section 10.3 is further amended by changing the phrase "For purposes of clause (c) above" appearing at the beginning of the final sentence thereof to read "For purposes of clause (c) above and, in the case of Consolidated Cash Flow, clause (d) above".

C.   Section 7.2(a) is amended to read in its entirety as follows:

     "(a) COVENANT COMPLIANCE -- the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Sections 10.1 to 10.6, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence, and with respect to Section 10.4, showing the respective numbers of Class B Shares repurchased, and the respective aggregate amounts expended for such repurchases, as contemplated by subclauses
(y) and (z) of the final sentence of such Section); and"

D. Section 10.4 is amended by changing the final sentence thereof to read as follows:

     "Notwithstanding the limitations of clause (a) above, (x) no payment made to Aetna Life Insurance Company or any of its affiliates prior to the date of this Agreement or stock redemption in connection therewith prior to the date of this Agreement, in each case in connection with the Repurchase described in the Disclosure Documents, shall be deemed to constitute a Restricted Payment, (y) the Company may from time to time from the date of the Closing until payment in full of all outstanding Notes repurchase Class B Shares issued in accordance with the Federated Investors, Inc. Employees Restricted Stock Plan for an aggregate amount not to exceed $1,000,000, and no such repurchase shall be deemed to constitute a Restricted Payment and (z) the Company may from time to time between April 26, 2000 and January 31, 2001 repurchase up to 5,000,000 outstanding Class B Shares for an aggregate amount not to exceed $160,000,000, primarily on a public stock exchange and in accordance with any stock repurchase plan authorized by the Board from time to time."

6.  EFFECTIVENESS  OF THIS SUPPLEMENTAL AGREEMENT.

            This Supplemental Agreement will become effective on the date (the "EFFECTIVE DATE") on which all of the following conditions precedent shall have been satisfied:

     A. PROCEEDINGS. All proceedings taken by the Company in connection with the transactions contemplated hereby and all documents and papers incident thereto shall be satisfactory to you, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents and papers, all in form and substance satisfactory to you, as you or they may reasonably request in connection therewith.

     B.   EXECUTION  OF  THIS  SUPPLEMENTAL  AGREEMENT.   Counterparts  of  this
          Supplemental Agreement shall have been executed and delivered by the Company and the Required Holders.

     C. OPINION OF COUNSEL. You shall have received an opinion, dated the Effective Date, addressed to you and otherwise satisfactory in scope and substance to you, from Joseph M. Huber, Esq., Corporate Counsel for the Company, as to the matters described in Annex III hereto, and covering such other matters incident to the transactions contemplated hereby as you may reasonably request.

     D.   PAYMENT  OF  FEES.   The   Company   shall  have  paid  the  fees  and
          disbursements of your special counsel as contemplated by Section 8 of this Supplemental Agreement.

7.    NOTATION OF NOTES.

     Prior to any transfer of an outstanding Note by the holder thereof, such holder shall either make a notation on said Note to reflect the transactions contemplated by this Supplemental Agreement and the amendment to such Note or surrender such Note for a new Note (the text of which may make reference to this Supplemental Agreement) in accordance with Section 13.2 of the Amended Note Purchase Agreements.

8.    EXPENSES.

     Without limiting the generality of Section 15.1 of the Amended Note Purchase Agreements, the Company agrees, whether or not the transactions contemplated hereby are consummated, to pay the reasonable fees and disbursements of Willkie Farr & Gallagher, your special counsel, for their services rendered in connection with such transactions and with respect to this Supplemental Agreement and any other document delivered pursuant to this Supplemental Agreement and reimburse you for your out-of-pocket expenses in connection with the foregoing.

     In furtherance of the foregoing, on the Effective Date the Company will pay or cause to be paid the reasonable fees and disbursements of Willkie Farr & Gallagher which are reflected in the statement of Willkie Farr & Gallagher delivered to the Company on or prior to the Effective Date. The Company will also pay promptly upon receipt of supplemental statements therefor, reasonable additional fees, if any, and disbursements of Willkie Farr & Gallagher in connection with the transactions contemplated hereby (including disbursements unposted as of the Effective Date).

9. RATIFICATION.

     Except as amended hereby, the Original Note Purchase Agreements are in all respects ratified and confirmed and the provisions thereof shall remain in full force and effect.

10.   COUNTERPARTS.

     This Supplemental Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

11.   GOVERNING LAW.

     This  Supplemental   Agreement  shall  be  governed  by  and  construed  in
accordance with the laws of the State of New York.

     If you are in agreement with the foregoing, please sign the form of acceptance in the space below provided, whereupon this Supplemental Agreement shall become a binding agreement between you and the Company, subject to becoming effective as hereinabove provided.

                                    FEDERATED INVESTORS, INC.

                                    By  /S/  THOMAS R. DONAHUE
                                       Title:


ACCEPTED AND AGREED:

NOTEHOLDERS:

THE TRAVELERS INSURANCE COMPANY
By  SIGNATURE ILLEGIBLE
Title:  Investment Officer
Principal Amount of Notes Held:  $25,000,000


CONNECTICUT GENERAL LIFE INSURANCE COMPANY
By  CIGNA INVESTMENTS, INC.
    By  /S/  JAMES R. KUZEMCHAK
    Title:  Managing Director

Principal Amount of Notes Held:  $9,000,000

CONNECTICUT GENERAL LIFE INSURANCE COMPANY, on
  behalf of one or more separate accounts
By  CIGNA INVESTMENTS, INC.

    By  /S/  JAMES R. KUZEMCHAK

       Title:  Managing Director

Principal Amount of Notes Held:  $7,540,000

ALLSTATE LIFE INSURANCE COMPANY
By  SIGNATURE ILLEGIBLE
   Title:

By  SIGNATURE ILLEGIBLE
   Title:

Principal Amount of Notes Held:  $12,500,000

ALLSTATE INSURANCE COMPANY
By  SIGNATURE ILLEGIBLE
   Title:

By  SIGNATURE ILLEGIBLE
   Title:

Principal Amount of Notes Held: $7,500,000

NORTHERN LIFE INSURANCE COMPANY
By___________________________
   Title:
Principal Amount of Notes Held: $6,000,000

NORTHWESTERN NATIONAL LIFE INSURANCE COMPANY
By___________________________
   Title:
Principal Amount of Notes Held: $4,000,000

PROVIDENT LIFE AND ACCIDENT INSURANCE COMPANY
By___________________________
   Title:
Principal Amount of Notes Held: $10,000,000

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
By___________________________
   Title:
By___________________________
   Title:
Principal Amount of Notes Held: $8,000,000

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
By:  Lincoln Investment Management, Inc.,
Attorney-in-fact

By  SIGNATURE ILLEGIBLE

   Title:  Vice President
Principal Amount of Notes Held: $3,000,000

LINCOLN LIFE & ANNUITY COMPANY OF NEW YORK
By:  Lincoln Investment Management, Inc., Attorney-in-fact

By  SIGNATURE ILLEGIBLE

   Title:  Vice President
Principal Amount of Notes Held: $2,460,000

FIRST TRENTON INDEMNITY COMPANY
By  TRAVELERS ASSET MANAGEMENT INTERNATIONAL COMPANY

    By___________________________
       Title:

Principal Amount of Notes Held: $3,000,000



                                                                         ANNEX I

                         Amendment No. 1 to Security Agreement







                                                                        ANNEX II

                          Amendment No. 1 to Pledge Agreement









                                                                       ANNEX III
                                                     (to Supplemental Agreement)

                          OPINION OF COUNSEL FOR THE COMPANY

     The following opinions are to be provided by counsel for the Company, subject to customary assumptions, limitations and qualifications. All capitalized terms used herein without definition shall have the meanings ascribed thereto in the Supplemental Agreement.

     1. The Company is a corporation validly existing under the laws of the Commonwealth of Pennsylvania and has all requisite power and authority to execute and deliver the Supplemental Agreement and to perform the provisions thereof.


     2. The Supplemental Agreement has been duly authorized, executed and delivered by the Company and the Amended Note Purchase Agreements constitute legal, valid and binding agreements of the Company, enforceable against the Company in accordance with their terms.

     3. No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required on the part of the Company for the validity of the execution and delivery or for the performance by the Company of the Supplemental Agreement.








                       AMENDMENT NO. 8 TO CREDIT AGREEMENT

     THIS AMENDMENT NO. 8 TO CREDIT AGREEMENT (this "AMENDMENT") is dated as of April 14, 2000, and is by and among FEDERATED INVESTORS, INC., a Pennsylvania corporation (the "BORROWER"), the BANKS set forth therein (collectively, the "Banks"), and PNC BANK, NATIONAL ASSOCIATION, as agent for the Banks (the "AGENT").

     WHEREAS, the Borrower, the Banks and the Agent are parties to that certain Senior Secured Credit Agreement dated as of January 31, 1996, as amended by Amendment No. 1 to Credit Agreement dated as of June 27, 1996, Amendment No. 2 to Credit Agreement dated as of December 13, 1996, Amendment No. 3 to Credit Agreement dated as of October 1, 1997, Amendment No. 4 to Credit Agreement dated as of May 11, 1998, Amendment No. 5 to Credit Agreement dated as of July 17, 1998, Amendment No. 6 to Credit Agreement dated as of December 3, 1998 and Amendment No. 7 to Credit Agreement dated as of February 22, 1999 (the "CREDIT AGREEMENT");

     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the same meanings given to them in the Credit Agreement; and

     WHEREAS, the Borrower, the Banks and the Agent wish to amend the Credit Agreement as set forth herein.

     NOW, THEREFORE, in consideration of the premises and mutual covenants set forth herein, the parties hereto, intending to be legally bound, agree as follows:

12.   1.    DEFINITIONS.

     Defined terms used herein unless otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement as amended by this Amendment.

13.   2.    AMENDMENT OF CREDIT AGREEMENT.

     (a) Section 1.1 [Certain Definitions] of the Credit Agreement is hereby amended by deleting the definitions of "Certain Fixed Charges," "Debt Service Coverage Ratio" and "EBDA" in their entirety.

     (b) The definition of "Permitted Investments" in Section 1.1 [Certain Definitions] of the Credit Agreement is hereby amended by inserting the following immediately before the end of such definition:

          ; and (ix) any money market fund with minimum investment amounts of not less than $250,000.

     (c) Section 1.1 [Certain Definitions] of the Credit Agreement is hereby amended by inserting the following new definitions in alphabetical order:

     "DOMESTIC SUBSIDIARIES" shall mean any Subsidiary of the Borrower that is organized or incorporated under the Laws of any state or commonwealth in the United States of America.

     "FOREIGN SUBSIDIARIES" shall mean any Subsidiary of the Borrower that is not a Domestic Subsidiary.

     (d) Section 8.1(l) [New Subsidiaries] of the Credit Agreement is hereby amended by deleting such Section in its entirety and inserting in lieu thereof the following:

          (l) NEW SUBSIDIARIES. The Borrower shall pledge, and shall cause each of its Subsidiaries as applicable to pledge, to the Agent for the benefit of the Banks, all of the capital stock of any Domestic Subsidiaries hereafter created or acquired by any of the
               Companies   and  65%  of  the   capital   stock  of  any  Foreign
               Subsidiaries hereafter created or acquired by any of the Companies, and shall cause each such Subsidiary to enter into the Intercompany Subordination Agreement and (other than registered investment adviser or broker-dealer Subsidiaries or Foreign Subsidiaries) the Security Agreement and shall cause to be delivered a legal opinion of such outside counsel reasonably acceptable to the Agent and its counsel in form and substance satisfactory to the Agent and its counsel as to the matters set forth on EXHIBIT K.

     (e) Section 8.2(a) [Minimum Debt Service Coverage Ratio] of the Credit Agreement is hereby amended by deleting such Section in its entirety and inserting in lieu thereof the following:

     (a) MINIMUM CASH FLOW FROM OPERATIONS. The Borrower shall not permit Cash Flow From Operations as of the end of each fiscal quarter for the four
          (4) fiscal quarters then ended to be less than $200,000,000.

          (f) Section 8.2(h)(ii) and (iii) [Loans and Investments] of the Credit Agreement is hereby amended by deleting such clauses in their entirety and inserting in lieu thereof the following:

          (ii) investments in wholly owned Subsidiaries existing on the date hereof and wholly owned Subsidiaries hereafter created or acquired, PROVIDED the Borrower and each of its Subsidiaries shall comply with the requirements of Section 8.1(l), PROVIDED, FURTHER, that notwithstanding the foregoing, only Limited Investments not greater than $1,000,000 in the aggregate shall be permitted to be made by the Companies in the Insurance Subsidiaries;

          (iii)investments in (A) Subsidiaries other than Passport, which are less than wholly owned, but over which the Borrower maintains control, and (B) corporate entities in which the Borrower does not maintain control but for which none of the Companies has any liability greater than its initial investment in such entity and where the activities in which such entity engages are consistent with the activities set forth in Section 6.1(aa), PROVIDED, that
               (1)  the  investments  permitted  by  clauses  (A) or (B) of this
               Section 8.2(h)(iii), together with any other acquisitions permitted under Section 8.2(j)(iii), shall not exceed the Permitted Acquisition Payment, (2) the stock of any such Subsidiary or corporate entity which is owned by the Borrower or another Subsidiary shall be pledged to the Agent for the benefit of the Banks under the Pledge Agreement PROVIDED THAT, notwithstanding the foregoing, in no event shall the Borrower or another Subsidiary be required to pledge more than 65% of the capital stock of any Foreign Subsidiary, PROVIDED, FURTHER, however, with respect to investments pursuant to clause (B) above, such stock must be pledged only upon the request of the Agent, upon the occurrence of an Event of Default or Potential Default, and (3) no investments in the Insurance Subsidiaries shall be permitted under this clause (iii) of Section 8.2(h), since the last proviso in clause (ii) of Section 8.2(h) shall govern all investments in the Insurance Subsidiaries;

     (g) Section 8.2(i)(ii) [Dividends and Related Distributions] of the Credit Agreement is hereby amended by deleting such clause in its entirety and inserting in lieu thereof the following:

          (ii) in addition to repurchases of Unpledged Shares permitted pursuant to Section 8.2(i)(iv) below, so long as no Event of Default or Potential Default has occurred and is continuing, the Borrower may repurchase not in excess of (a) from and after April 26, 2000 through the term of the Agreement, primarily on a public stock exchange and in accordance with any stock repurchase plan authorized by the Borrower's Board of Directors from time to time, up to $250,000,000 of Unpledged Shares but in no event more than the lesser of (1) 10,000,000 Unpledged Shares in the aggregate under this Section 8.2(i)(ii)(a) or (2) the amount permitted under the note purchase agreements executed in connection with the Senior Notes, and (b) during the term of this Agreement, $1,000,000 of Restricted Stock; and at any time, the Borrower may repurchase up to $1,900,000 of the Unpledged Shares held by Mellon Bank, N.A., as trustee of the Westinghouse Electric Corporation Master Trust Agreement for the Westinghouse Pension Plan, or any successor trustee;

     (h) Section 3 of Exhibit L [Form of Compliance Certificate] to the Credit Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:

             (3)    MINIMUM CASH FLOW FROM OPERATIONS.
                    (Section 8.2(a)).  Cash Flow From
                    Operations, for the four (4) fiscal quarters ending as of the Report Date, is $__________
                    (see item 4(A)(iv) below), which is not less than $200,000,000.

     (i) Section 10 of Exhibit L [Form of Compliance Certificate] to the Credit Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:

             (10) DIVIDENDS AND RELATED DISTRIBUTIONS (Section 8.2(i)). The Companies have not made or paid or agreed to make or pay any dividends or other distributions on account of any shares of Borrower's capital stock or the purchase, redemption or retirement of any such shares (or warrants, rights or options therefor) during the quarter ending on the Report Date except for purchases of Unpledged Shares in the amount of $________ or purchases of Restricted Stock in the amount of $____________ made in compliance with Section 8.2(i)(ii) and (iv) of the Agreement and dividends on Borrower's Common Shares in the amount of $________ made in compliance with
                    Section 8.2(i)(iv) of the Agreement.

                    (A) PURCHASE OF UNPLEDGED SHARES AND RESTRICTED STOCK (Subsection (ii) of 8.2(i)). The Borrower has purchased Unpledged Shares (net of purchases of Restricted Stock) from and after April 14, 2000 through the Report Date, primarily on the open market and in accordance with any stock repurchase plan authorized by the Board of Directors from time to time, in an amount of $__________ which is not more than $250,000,000 and the number of Unpledged Shares purchased is _________ which does not exceed the lesser of 10,000,000 or the amount permitted under the note purchase agreements executed in connection with the Senior Notes. The Borrower has purchased Restricted Stock during the term of the Agreement in the amount of $__________ which does not exceed the permitted amount of $1,000,000.

                    (B) Dividends and Repurchases (Subsection (iv) of Section 8.2(i)). Borrower has paid dividends on its Common Shares and, in addition to repurchases of Unpledged Shares permitted pursuant to Section 8.2(i)(ii) above, made repurchases of Unpledged Shares during its current fiscal year in the amount of $_________ which does not exceed on a cumulative basis the permitted amount of $20,000,000 plus 50% of any net income (or minus 100% of any net loss) of the Borrower and its Subsidiaries from January 1, 1998 through the date of payment.

                         (i) Dividends paid by Borrower on its $________ Common Shares and purchases of
                               Unpledged Shares (in addition to
                               repurchases permitted pursuant to
                               Section 8.2(i)(ii) above) from
                               January 1, 1998 through the
                               quarter preceding the quarter
                               ending on Report Date

                         (ii) Dividends paid by Borrower on $________ its Common Shares and repurchases of Unpledged Shares (in addition to repurchases permitted pursuant to Section 8.2(i)(ii) above) during the quarter ending on the Report Date

                         (iii) $20,000,000 plus 50% of any net $________ income
                               (or minus 100% of any net loss) of the Borrower and its Subsidiaries from January 1, 1998 through the date of payment.

                         (iv)  Sum of clauses (i) and (ii) (may   $________
                               not exceed amount in line (iii))

     3. RELEASE OF COLLATERAL AND CONSENT TO AMENDMENT TO COLLATERAL DOCUMENTS. THE BANKS HEREBY (A) AUTHORIZE PNC BANK, NATIONAL ASSOCIATION, AS COLLATERAL AGENT UNDER THE INTERCREDITOR AGREEMENT (SENIOR NOTES) (THE "COLLATERAL AGENT"), TO RELEASE FEDERATED INTERNATIONAL MANAGEMENT LIMITED, AN IRELAND LIMITED LIABILITY COMPANY ("FIM"), FROM THE SECURITY AGREEMENT AND TO RELEASE FROM THE PLEDGE AGREEMENT 35% OF THE CAPITAL STOCK OF FIM, SUBJECT TO RECEIPT OF THE CONSENT OF THE REQUIRED CREDITORS (AS DEFINED IN THE INTERCREDITOR AGREEMENT (SENIOR NOTES)) AND(B) CONSENT TO THE EXECUTION AND DELIVERY BY THE COLLATERAL AGENT OF AMENDMENT NO. 1 TO SECURITY AGREEMENT ATTACHED HERETO AS EXHIBIT 2 AND AMENDMENT NO. 1 TO PLEDGE AGREEMENT ATTACHED HERETO AS EXHIBIT 3.


     4. CONDITIONS OF EFFECTIVENESS OF AMENDMENT OF CREDIT AGREEMENT. THE EFFECTIVENESS OF THIS AMENDMENT OF THE CREDIT AGREEMENT IS EXPRESSLY CONDITIONED UPON SATISFACTION OF EACH OF THE FOLLOWING CONDITIONS PRECEDENT ON THE DATE
HEREOF:

     (a) REPRESENTATIONS AND WARRANTIES; NO DEFAULTS. The representations and warranties of the Borrower contained in Article VI of the Credit Agreement shall be true and accurate on the date thereof with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein), and the Borrower shall have performed and complied with all covenants and conditions under the Senior Loan Documents and hereof; and no Event of Default or Potential Default under the Credit Agreement and the other Senior Loan Documents shall have occurred and be continuing or shall exist.

     (b) AUTHORIZATION AND INCUMBENCY. There shall be delivered to the Agent for the benefit of each Bank a certificate, dated as of the date hereof, and signed by the Secretary or an Assistant Secretary of the Borrower, certifying as appropriate as to:

          (i) all action taken by the Borrower in connection with this Amendment and the other Senior Loan Documents; and

          (ii) the names of the officer or officers authorized to sign this Amendment and the other documents executed and delivered in connection herewith and described in this Section 3 and the true signatures of such officer or officers.

     (c) ACKNOWLEDGMENT. There shall be delivered to the Agent for the benefit of each Bank the Confirmation in the form attached hereto as EXHIBIT 1 hereto executed by each of the Loan Parties (other than the Borrower).

     (d) AMENDMENT TO COLLATERAL DOCUMENTS. There shall be delivered to the Agent for the benefit of each Bank Amendment No. 1 to the Security Agreement in the form attached hereto as EXHIBIT 2 and Amendment No. 1 to the Pledge Agreement in the form attached hereto as EXHIBIT 3, in each case executed by the parties thereto.

     (e) CONSENT AND SUPPLEMENTAL AGREEMENT TO NOTE PURCHASE AGREEMENT. There shall be delivered to the Agent for the benefit of each Bank a consent executed by the Majority Holders (as defined in the Intercreditor Agreement (Senior Notes)) consenting to the amendments to the collateral documents described in clause (d) above and a copy of the Supplemental Agreement to Note Purchase Agreement amending Section
          10.4 [Restricted Payments] of the Note Purchase Agreement.

     (f) LEGAL DETAILS; COUNTERPARTS. All legal details and proceedings in connection with the transactions contemplated by this Amendment shall be in form and substance satisfactory to the Agent, the Agent shall have received from the Borrower and the Banks an executed original of this Amendment and the Agent shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance satisfactory to the Agent.

     5. FEES AND EXPENSES. THE BORROWER HEREBY AGREES TO REIMBURSE THE AGENT AND THE BANKS ON DEMAND FOR ALL LEGAL COSTS, EXPENSES AND DISBURSEMENTS RELATING TO THIS AMENDMENT WHICH ARE PAYABLE BY THE BORROWER AS PROVIDED IN SECTIONS 10.5 AND 11.3 OF THE CREDIT AGREEMENT.

     6. FORCE AND EFFECT. EXCEPT AS EXPRESSLY MODIFIED BY THIS AMENDMENT, THE CREDIT AGREEMENT AND THE OTHER SENIOR LOAN DOCUMENTS ARE HEREBY RATIFIED AND CONFIRMED AND SHALL REMAIN IN FULL FORCE AND EFFECT AFTER THE DATE HEREOF.

     7. GOVERNING LAW. THIS AMENDMENT SHALL BE DEEMED TO BE A CONTRACT UNDER THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA AND FOR ALL PURPOSES SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE COMMONWEALTH OF PENNSYLVANIA WITHOUT REGARD TO ITS CONFLICT OF LAWS PRINCIPLES.

                               [SIGNATURE PAGES FOLLOW]

             SIGNATURE PAGE 1 OF 3 TO AMENDMENT NO. 8 TO CREDIT AGREEMENT

      IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Amendment No. 8 to Credit Agreement as of the date first above written.

                                    FEDERATED INVESTORS, INC.



                                    By:     /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                          ------------------------------------
                                    Title:     VICE PRESIDENT
                                          ------------------------------------


                                    PNC BANK, NATIONAL ASSOCIATION
                                    individually and as Agent



                                    By:      /S/  THOMAS V. KONDRAT
                                        --------------------------------------
                                    Name:   THOMAS V. KONDRAT
                                         -------------------------------------
                                    Title:     MANAGING DIRECTOR
                                           -----------------------------------


                                    BANK OF AMERICA, NATIONAL ASSOCIATION



                                    By:      /S/  MEHUL MEHTA
                                       ---------------------------------------
                                    Name:   MEHUL MEHTA
                                         -------------------------------------
                                    Title:     VICE PRESIDENT
                                           -----------------------------------


                                    STATE STREET BANK AND TRUST COMPANY



                                    By:     /S/  JOHN T. DALEY
                                        --------------------------------------
                                    Name:  JOHN T. DALEY
                                         -------------------------------------
                                    Title:    VICE PRESIDENT
                                           -----------------------------------


                                    MORGAN GUARANTY TRUST COMPANY
                                   OF NEW YORK

                                    By:      /S/  ROBERT BOTTAMEDI
                                       ---------------------------------------
                                    Name:   ROBERT BOTTAMEDI
                                         -------------------------------------
                                    Title:     VICE PRESIDENT
                                           -----------------------------------


             SIGNATURE PAGE 2 OF 3 TO AMENDMENT NO. 8 TO CREDIT AGREEMENT

                                    COMMERZBANK AKTIENGESELLSCHAFT
                                    NEW YORK BRANCH



                              By:    /S/  MICHAEL P. MCCARTHY  /S/  HENRY SPARK
                              ------------------------------------------
                              Name:   MICHAEL P. MCCARTHY    HENRY SPARK
                              Title:     VICE PRESIDENT      ASSISTANT TREASURER


                                    THE BANK OF NEW YORK



                                    By:      /S/  SCOTT H. BUITEKANT
                                       ---------------------------------------
                                    Name:   SCOTT H. BUITEKANT
                                         -------------------------------------
                                    Title:     VICE PRESIDENT
                                          ------------------------------------


                                    THE BANK OF NOVA SCOTIA



                                    By:      /S/  F.C.H. ASHBY
                                       ---------------------------------------
                                    Name:  F.C.H. ASHBY
                                         -------------------------------------
                                    Title:    SENIOR MANAGER - LOAN OPERATIONS
                                          -------------------------------------


                                    FIRST UNION NATIONAL BANK



                                    By:      /S/  WALTER PRINGLE
                                       ---------------------------------------
                                    Name:   WALTER PRINGLE
                                         -------------------------------------
                                    Title:     VICE PRESIDENT
                                           -----------------------------------


                                    NATIONAL CITY BANK OF PENNSYLVANIA



                                    By:      /S/  PAUL A. SAKALIK
                                       ---------------------------------------
                                    Name:   PAUL A. SAKALIK
                                         ------------------------------------
                                    Title:     VICE PRESIDENT
                                           -----------------------------------


                                    FIRSTAR BANK, N.A.



                                    By:      /S/  DAVID J. DANNEMILLER
                                       ---------------------------------------
                                    Name:   DAVID J. DANNEMILLER
                                         ------------------------------------
                                    Title:     VICE PRESIDENT
                                           -----------------------------------

             SIGNATURE PAGE 3 OF 3 TO AMENDMENT NO. 8 TO CREDIT AGREEMENT

                                    THE CHASE MANHATTAN BANK



                                    By:      /S/  ELISABETH H. SCHWABE
                                       ---------------------------------------
                                    Name:   ELISABETH H. SCHWABE
                                         -------------------------------------
                                    Title:     MANAGING DIRECTOR
                                          ------------------------------------

                                     CONFIRMATION

     Reference is hereby made to that certain Senior Secured Credit Agreement by and between FEDERATED INVESTORS, INC. (successor by merger to Federated Investors), the BANKS set forth therein and PNC BANK, NATIONAL ASSOCIATION, as Agent for the Banks dated as of January 31, 1996, as amended (the "CREDIT AGREEMENT"). All terms used herein unless otherwise defined herein shall have the meanings given to them in the Credit Agreement.

     On the date hereof, the Borrower, the Banks and the Agent are entering into that certain Amendment No. 8 to Credit Agreement (the "AMENDMENT"), a copy of which has been provided to the undersigned. This Confirmation is delivered to the Bank pursuant to Section 3(c) of the Amendment.

     Pursuant to the Credit Agreement, on the Closing Date (i) the Borrower, the Pledging Subsidiaries and the holders of the Class A Shares entered into that certain Pledge Agreement in favor of the Agent for the benefit of the Banks (as amended by Amendment No. 1 to Pledge Agreement dated as of April 14, 2000, the "PLEDGE Agreement"), (ii) the Grantors entered into that certain Security Agreement in favor of the Agent for the benefit of the Banks (as amended by Amendment No. 1 to Security Agreement dated as of April 14, 2000, the "SECURITY AGREEMENT") and (iii) the Borrower and its Subsidiaries entered into that certain Intercompany Subordination Agreement in favor of the Agent for the benefit of the Banks (the "INTERCOMPANY SUBORDINATION AGREEMENT"). This Confirmation will confirm to the Agent and the Banks that the undersigned Pledging Subsidiaries, holders of the Class A Shares, Grantors and Subsidiaries of the Borrower have read and understand the Amendment which amends various covenants.

     The Pledging Subsidiaries and the holders of the Class A Shares hereby ratify and confirm the Pledge Agreement. The Grantors hereby ratify and confirm the Security Agreement. The Subsidiaries of the Borrower hereby ratify and confirm the Intercompany Subordination Agreement.

                               [SIGNATURE PAGES FOLLOW]

                        [SIGNATURE PAGE 1 OF 4 OF CONFIRMATION]

      IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned, by their duly authorized officers, have executed this Confirmation as of April 14, 2000.

                                    EDGEWOOD SERVICES, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     EXECUTIVE VICE PRESIDENT
                                           -----------------------------------


                                    FEDERATED ADMINISTRATIVE SERVICES


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                           -----------------------------------


                                    FEDERATED ADMINISTRATIVE SERVICES, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED INVESTORS TRUST CO.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED FINANCIAL SERVICES, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     EXECUTIVE VICE PRESIDENT
                                          ------------------------------------

                        [SIGNATURE PAGE 2 OF 4 OF CONFIRMATION]

                                    FEDERATED GLOBAL INVESTMENT MANAGEMENT CORP.
                                    (formerly Federated Global Research Corp.)


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                           -----------------------------------




                                    FEDERATED INTERNATIONAL MANAGEMENT LIMITED


                                    By:      /S/  J. CHRISTOPHER DONAHUE
                                        --------------------------------------
                                    Name:   J. CHRISTOPHER DONAHUE
                                         -------------------------------------
                                    Title:
                                           -----------------------------------


                                    FEDERATED INVESTMENT COUNSELING


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED INVESTORS MANAGEMENT COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:  THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:    PRESIDENT
                                          ------------------------------------


                                    FEDERATED SECURITIES CORP.


                                    By:     /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     EXECUTIVE VICE PRESIDENT
                                           -----------------------------------

                        [SIGNATURE PAGE 3 OF 4 OF CONFIRMATION]

                                    FEDERATED SERVICES COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED SHAREHOLDER SERVICES COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                           -----------------------------------


                                    FII HOLDINGS, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     PRESIDENT
                                          ------------------------------------


                                    PASSPORT RESEARCH, LTD.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                           -----------------------------------


                                    RETIREMENT PLAN SERVICE COMPANY OF AMERICA


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED INVESTMENT MANAGEMENT COMPANY
                                        (formerly Federated Advisors)


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------

                        [SIGNATURE PAGE 4 OF 4 OF CONFIRMATION]

                                    INVESTLINK TECHNOLOGIES INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED PRIVATE ASSET MANAGEMENT, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     EXECUTIVE VICE PRESIDENT
                                          ------------------------------------


                                    FEDERATED INTERNATIONAL HOLDINGS BV


                                    By:      /S/  J. CHRISTOPHER DONAHUE
                                       ---------------------------------------
                                    Name:   J. CHRISTOPHER DONAHUE
                                         -------------------------------------
                                    Title:
                                           -----------------------------------


                                    FEDERATED FONDS-SERVICE GmbH


                                    By:      /S/  J. CHRISTOPHER DONAHUE
                                       ---------------------------------------
                                    Name:   J. CHRISTOPHER DONAHUE
                                         -------------------------------------
                                    Title:
                                           -----------------------------------


                                    THE VOTING SHARES IRREVOCABLE TRUST

                                    By:      /S/  J. CHRISTOPHER DONAHUE
                                       ---------------------------------------
                                         J. Christopher Donahue, Trustee


                                    By:      /S/  JOHN F. DONAHUE
                                       ---------------------------------------
                                         John F. Donahue, Trustee


                                    By:      /S/  RHODORA J. DONAHUE
                                       ---------------------------------------
                                         Rhodora J. Donahue, Trustee



                      AMENDMENT NO. 1 TO SECURITY AGREEMENT

     THIS AMENDMENT NO. 1 TO SECURITY AGREEMENT (the "AMENDMENT") is dated as of April 14, 2000, and is made by and among Federated Investors, Inc. (the "BORROWER"), each of the Subsidiaries of Borrower set forth on the signature page hereof (the "GRANTOR SUBSIDIARIES") (the Borrower and the Grantor Subsidiaries being collectively referred to herein as the "GRANTORS" and each as a "GRANTOR"), and PNC Bank, National Association (the "COLLATERAL AGENT"), as collateral agent for (i) the banks (the "BANKS") referred to in Section 1.1 of the Senior Secured Credit Agreement dated as of January 31, 1996 among the Borrower, the Banks and PNC Bank, National Association, as Agent for the Banks (the "AGENT") (as it has been and may hereafter be amended or otherwise modified from time to time, the "CREDIT AGREEMENT") and (ii) the holders from time to time of the Borrower's 7.96% Senior Secured Notes due 2006 (the "NOTEHOLDERS" and, together with the Agent and the Banks, sometimes collectively referred to as the "CREDITORS") issued pursuant to the Note Purchase Agreements dated as of June 15, 1996 between the Borrower and each of the purchasers named in Schedule A thereto (as it has been and may hereafter be amended or otherwise modified from time to time, the "NOTE PURCHASE AGREEMENTS").

                                WITNESSETH THAT:

     WHEREAS, the Grantors and the Collateral Agent are parties to that certain Security Agreement dated as of June 15, 1996 (the "SECURITY AGREEMENT"); and

     WHEREAS, the parties hereto wish to amend the Security Agreement as set forth herein.

     NOW, THEREFORE, intending to be legally bound hereby and for value received, the parties hereto covenant and agree to amend the Security Agreement as follows:

1.    DEFINITIONS.
      -----------

      Defined terms used herein unless otherwise defined herein shall have the meanings given to them in the Security Agreement.

2.    AMENDMENT OF SECURITY AGREEMENT.
      -------------------------------

      Section 5(j) of the Security Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:

                  (j) it will cause each of its Subsidiaries which may hereafter be created or acquired (other than registered investment advisor or broker-dealer Subsidiaries or any Subsidiary that is not organized or incorporated under the Laws of any state or commonwealth in the United States of America) to enter into and become a party and signatory to this Security Agreement and do all such acts and things and execute, deliver and file all such documents and instruments as the Collateral Agent may deem necessary and desirable to create and perfect a first priority perfected security interest in the Collateral of such Subsidiary.

3.    CONDITIONS OF EFFECTIVENESS OF THIS AMENDMENT.
      ---------------------------------------------

      The effectiveness of this Amendment is expressly conditioned upon the receipt by the Collateral Agent for the benefit of the Creditors of (a) a fully executed Amendment and (b) the consent of the Banks and the Majority Holders as required by Section 14 of the Security Agreement and Section 5(a) of the Intercreditor Agreement.

4.    LEGAL DETAILS.
      -------------

      All legal details and proceedings in connection with the transactions contemplated by this Amendment shall be in form and substance satisfactory to the Collateral Agent.

5.    FULL FORCE AND EFFECT; NO NOVATION.
      ----------------------------------

      The Security Agreement, as amended by this Amendment, is hereby ratified and confirmed and is and shall remain in full force and effect, taking into account this Amendment. No novation, suspension of continuity, satisfaction, discharge of prior duties or termination of the security interest, or collateral therefor is intended or consented to by the parties hereto except as expressly set forth herein.

6.    COUNTERPARTS.
      ------------

      This Amendment may be executed by different parties hereto in any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all of such counterparts shall together constitute one and the same instrument.

7.    GOVERNING LAW.
      -------------

      This Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                               [SIGNATURE PAGES FOLLOW]

           [SIGNATURE PAGE 1 OF 2 TO AMENDMENT NO. 1 TO SECURITY AGREEMENT]

      WITNESS the due execution hereof as of the day and year first above written.

                           PNC BANK, NATIONAL ASSOCIATION, as Agent for the Banks and as Collateral Agent for the Banks and the Noteholders


                                    By:      /S/  THOMAS V. KONDRAT
                                       ---------------------------------------
                                    Name:   THOMAS V. KONDRAT
                                         -------------------------------------
                                    Title:     MANAGING DIRECTOR
                                           -----------------------------------


                                    FEDERATED INVESTORS, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     VICE PRESIDENT
                                            ----------------------------------


                                    FEDERATED ADMINISTRATIVE SERVICES, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                           -----------------------------------


                                    FEDERATED INVESTORS MANAGEMENT COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     PRESIDENT
                                           -----------------------------------

           [SIGNATURE PAGE 2 OF 2 TO AMENDMENT NO. 1 TO SECURITY AGREEMENT]



                                    FEDERATED SERVICES COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                           -----------------------------------


                                    FEDERATED SHAREHOLDER SERVICES COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FII HOLDINGS, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     PRESIDENT
                                           -----------------------------------


                                    RETIREMENT PLAN SERVICE COMPANY OF AMERICA


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    INVESTLINK TECHNOLOGIES, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED PRIVATE ASSET MANAGEMENT, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     EXECUTIVE VICE PRESIDENT
                                          ------------------------------------

                       AMENDMENT NO. 1 TO PLEDGE AGREEMENT

     THIS AMENDMENT NO. 1 TO PLEDGE AGREEMENT (the "PLEDGE AMENDMENT") is dated as of April 14, 2000, and is made by and among Federated Investors, Inc. (the "Borrower"), FII Holdings, Inc., Federated Services Company, Federated Shareholders Services Company and FS Holdings, Inc., subsidiaries of the Borrower (the "PLEDGING SUBSIDIARIES") (the Borrower and the Pledging Subsidiaries being the owners of the Subsidiaries listed on SCHEDULE 1 to the Pledge Agreement (as defined herein), the shareholders of the Borrower which are signatories hereto and are listed on Schedule 1 to the Pledge Agreement (the "SHAREHOLDERS") (the Borrower, the Pledging Subsidiaries and the Shareholders being collectively referred to herein as the "PLEDGORS" and each as a "PLEDGOR"), and PNC Bank, National Association (the "COLLATERAL AGENT"), as collateral agent for (i) the banks (the "BANKS") referred to in Section 1.1 of the Senior Secured Credit Agreement dated as of January 31, 1996 among the Borrower, the Banks and PNC Bank, National Association, as Agent for the Banks (as it has been and may hereafter be amended or otherwise modified from time to time, the "CREDIT AGREEMENT") and (ii) the holders from time to time of the Borrower's 7.96% Senior Secured Notes due 2006 (the "NOTEHOLDERS" and, together with the Agent and the Banks, sometimes collectively referred to as the "CREDITORS") issued pursuant to the Note Purchase Agreements dated as of June 15, 1996 between the Borrower and each of the purchasers named in Schedule A thereto (as it has been and may hereafter be amended or otherwise modified from time to time, the "NOTE PURCHASE AGREEMENTS").

                                WITNESSETH THAT:

     WHEREAS, the Pledgors and the Collateral Agent are parties to that certain Pledge Agreement dated as of June 15, 1996 (the "PLEDGE AGREEMENT"); and

     WHEREAS, the parties hereto wish to amend the Pledge Agreement as set forth herein.

     NOW, THEREFORE, intending to be legally bound hereby and for value received, the parties hereto covenant and agree to amend the Pledge Agreement as follows:

      1.    DEFINITIONS.
            -----------

      Defined terms used herein unless otherwise defined herein shall have the meanings given to them in the Pledge Agreement.

      2.    AMENDMENT OF PLEDGE AGREEMENT.
            -----------------------------

      Clause (1) of Section 6(b) of the Pledge Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:

                  (1) it will pledge or cause to be pledged hereunder any shares of capital stock or beneficial or partnership interests of any Subsidiary organized or incorporated under the Laws of any state or commonwealth in the United States of America ("DOMESTIC SUBSIDIARY") hereafter created or acquired by the Borrower or any of the Subsidiaries and 65% of the capital stock of any Subsidiary that is not a Domestic Subsidiary hereafter created or acquired by the Borrower or any of the Subsidiaries, and that it will have good and marketable title to and the right to pledge such shares of capital stock or beneficial or partnership interests of any Subsidiary hereafter created or acquired.

      3.    RELEASE.
            -------

      The Collateral Agent hereby releases from the lien of the Pledge Agreement 35% of the capital stock of Federated International Management Limited, an Ireland limited liability company, and agrees to take such further action as is necessary to effectuate such release.

      4.    CONDITIONS OF EFFECTIVENESS OF THIS AMENDMENT.
            ---------------------------------------------

      The effectiveness of this Amendment is expressly conditioned upon the receipt by the Collateral Agent for the benefit of the Creditors of (a) a fully executed Amendment and (b) the consent of the Banks and the Majority Holders as required by Section 15 of the Pledge Agreement and Section 5(a) of the Intercreditor Agreement.

      5.    LEGAL DETAILS.
            -------------

      All legal details and proceedings in connection with the transactions contemplated by this Amendment shall be in form and substance satisfactory to the Collateral Agent.

      6.    FULL FORCE AND EFFECT; NO NOVATION.
            ----------------------------------

      The Pledge Agreement, as amended by this Amendment, is hereby ratified and confirmed and is and shall remain in full force and effect, taking into account this Amendment. No novation, suspension of continuity, satisfaction, discharge of prior duties or termination of the security interest, or collateral therefor is intended or consented to by the parties hereto except as expressly set forth herein.

      7.    COUNTERPARTS.
            ------------

      This Amendment may be executed by different parties hereto in any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all of such counterparts shall together constitute one and the same instrument.

      8.    GOVERNING LAW.
            -------------

      This Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                               [SIGNATURE PAGES FOLLOW]

            [SIGNATURE PAGE 1 OF 2 TO AMENDMENT NO. 1 TO PLEDGE AGREEMENT]

      WITNESS the due execution hereof as of the day and year first above written.

                          PNC BANK, NATIONAL ASSOCIATION, as Agent for the Banks and Collateral Agent for the Banks and the Noteholders


                                    By:      /S/  THOMAS V. KONDRAT
                                       ---------------------------------------
                                    Name:   THOMAS V. KONDRAT
                                         -------------------------------------
                                    Title:     MANAGING DIRECTOR
                                           -----------------------------------


                                    FEDERATED INVESTORS, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                        --------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     VICE PRESIDENT
                                           -----------------------------------


                                    FEDERATED SERVICES COMPANY


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     TREASURER
                                          ------------------------------------


                                    FEDERATED INTERNATIONAL HOLDING BV


                                    By:      /S/  J. CHRISTOPHER DONAHUE
                                        --------------------------------------
                                    Name:   J. CHRISTOPHER DONAHUE
                                         -------------------------------------
                                    Title:
                                           -----------------------------------


                                    FII HOLDINGS, INC.


                                    By:      /S/  THOMAS R. DONAHUE
                                       ---------------------------------------
                                    Name:   THOMAS R. DONAHUE
                                         -------------------------------------
                                    Title:     PRESIDENT
                                          ------------------------------------

            [SIGNATURE PAGE 2 OF 2 TO AMENDMENT NO. 1 TO PLEDGE AGREEMENT]

                                    THE VOTING SHARES IRREVOCABLE TRUST



                                    By:      /S/  J. CHRISTOPHER DONAHUE
                                       ---------------------------------------
                                         J. Christopher Donahue, Trustee



                                    By:      /S/  JOHN F. DONAHUE
                                       ---------------------------------------
                                         John F. Donahue, Trustee



                                    By:      /S/  RHODORA J. DONAHUE
                                       ---------------------------------------
                                         Rhodora J. Donahue, Trustee