Form 10-Q
period 2000-09-30
FEDERATED INVESTORS INC /PA/
filed 2000-11-13
CIK 1056288

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            SEPTEMBER 30, 2000

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------  ----------------


                              Commission File Number 001-14818
                                                    -----------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of November 6, 2000, the Registrant had outstanding 9,000 shares of Class A Common Stock and 117,290,309 shares of Class B Common Stock.

                            Federated Investors, Inc.

                                    Form 10-Q

                      For the Three Months and Nine Months Ended

                               September 30, 2000

                                Table of Contents

                                                                 PAGE NO.

Part I.           Financial Information

      Item 1.     Financial Statements
                      Consolidated Balance Sheets at
                      September 30, 2000, and December 31, 1999               3

                      Consolidated Statements of Income
                      for the Three Months and Nine Months Ended
                      September 30, 2000 and 1999                             4

                      Consolidated Statements of Cash
                      Flows for the Nine Months Ended
                      September 30, 2000 and 1999                             5

                      Notes to Consolidated Financial Statements              6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                  15


Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K            15
            (b)   Reports on Form 8-K                                        15

Signatures                                                                   16




Part I, Item I.  Financial Statements


FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)                                                                 SEPTEMBER    DECEMBER
                                                                            30,          31,
                                                                            2000         1999
CURRENT ASSETS:

   Cash and cash equivalents                                                 137,249      171,490
   Securities available for sale                                              81,950       66,438
   Receivables-Federated funds
   Receivables, net of reserve of $60 and $184, respectively                  34,974       35,163
   Accrued revenues                                                            7,450        6,050
   Prepaid expenses                                                            4,764        3,305
   Current deferred tax asset, net                                             1,792        1,382
   Other current assets                                                          302          319
               Total current assets                                          268,481      284,147


LONG-TERM ASSETS:

   Customer relationships, net of accumulated amortization of
$16,192 and $12,800, respectively                                             15,425       9,613
   Goodwill, net of accumulated amortization of $18,204 and $16,013,
respectively                                                                  32,843       32,856
   Other intangible assets, net of accumulated amortization of $129
and $112, respectively                                                        51           78
   Deferred sales commissions, net of accumulated amortization of
$122,351 and $79,365, respectively                                            331,704      298,978
   Deferred tax asset, net
   Property and equipment, net of accumulated depreciation of
$37,519 and $44,605, respectively                                             34,296       31,305
   Other long-term assets
                                                                              21,996       16,216
               Total long-term assets
                                                                              436,315      389,046
                                                                              704,796      673,193

CURRENT LIABILITIES:

   Cash overdraft                                                              6,398        9,111
   Current portion of long-term debt - recourse                               14,275       14,259
   Accrued expenses                                                           57,107       58,768
   Accounts payable                                                           29,558       29,321
   Income taxes payable                                                        1,522        2,865
   Other current liabilities                                                   4,067        1,148

               Total current liabilities                                     112,927      115,472

LONG-TERM LIABILITIES:
   Long-term debt - recourse                                                  70,230       84,446
   Long-term debt - nonrecourse                                              338,906      309,741
   Long-term deferred tax liability, net                                      43,472       37,177
   Other long-term liabilities                                                 6,298        6,949

               Total long-term liabilities                                    458,906      438,313
                    Total liabilities                                         571,833      553,785

Minority interest                                                                 472          596

SHAREHOLDERS' EQUITY :
   Common stock :

      Class A, no par value, 20,000 shares
       authorized, 9,000 shares issued and outstanding
                                                                              189          189
      Class B, no par value, 900,000,000 shares
       authorized, 129,505,456 shares issued
                                                                              75,227       75,087
      Class A, $1.00 stated value, 99,000 shares authorized, 0 and 6,000 shares issued and outstanding,

respectively                                                                  -            -
      Class B, $.01 stated value, 149,700,000 shares authorized,
        0 and 90,093,758 shares issued, respectively
                                                                              -            -
   Additional paid-in capital
                                                                              -            -
   Retained earnings

                                                                              226,729      124,653
   Treasury stock, at cost, 11,590,547 and 6,933,540 shares Class B
common stock, respectively                                                    (166,052)    (79,976)
   Employee restricted stock plan
                                                                              (813)        (1,046)
   Accumulated other comprehensive income
                                                                              (2,789)      (95)
                                                                              ------------ ------------

               Total shareholders' equity

                                                                              132,491      118,812
                                                                              ------------ ------------

                    Total liabilities, minority interest, and                $            $
shareholders' equity                                                          704,796      673,193
                                                                              ============ ============



     December 31, 1997 share amounts have been restated to reflect the one for one stock dividend paid on April 15, 1998 and the one for two stock dividend paid on April 30, 1998.


FEDERATED INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME                 THREE MONTHS ENDED                 NINE
                                                                                     MONTHS
                                                                                     ENDED

(dollars in thousands, except per share data)       SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------------------  --------------------------------
(unaudited)                                       2000         1999          2000               1999
                                               ------------ ------------  ------------     ---------------
REVENUE:

     Investment-advisory fees, net-Federated               $             $                $
funds                                          93,203       80,033        273,381          230,876
     Investment-advisory fees, net-other
                                               3,754        3,025         10,011           8,147
     Administrative-service fees,
net-Federated funds                            21,901       20,178        64,364           60,150
     Administrative-service fees, net-other
                                               5,624        6,025         17,367           17,080
     Other service fees, net-Federated funds
                                               35,392       31,632        104,122          91,381
     Other service fees, net-other
                                               7,428        6,032         21,516           17,109
     Commission income

                                               1,398        1,112         4,760            3,190
     Interest and dividends

                                               4,340        3,475         13,401           9,964
     Gain (loss) on sale of securities
available for sale                             (228)        83            (523)            851
     Other income

                                               288          602           1,862            4,895
                                               ------------ ------------  ------------     ---------------
          Total revenue

                                               173,100      152,197       510,261          443,643
                                               ------------ ------------  ------------     ---------------

OPERATING EXPENSES:

     Compensation and related

                                               40,570       38,803        125,422          116,748
     Advertising and promotional

                                               15,079       14,594        45,888           40,177
     Systems and communications

                                               7,753        6,991         21,987           20,800
     Professional service fees

                                               6,258        6,304         18,711           19,002
     Office and occupancy

                                               6,731        5,650         19,205           18,463
     Travel and related

                                               3,449        3,485         10,401           10,634
     Amortization of deferred sales commissions
                                               15,560       12,456        44,983           34,341
     Amortization of intangible assets
                                               1,982        1,668         5,610            8,737
     Other

                                               1,762        2,395         6,291            4,372
                                               ------------ ------------  ------------     ---------------
          Total operating expenses

                                               99,144       92,346        298,498          273,274
                                               ------------ ------------  ------------     ---------------

Operating income

                                               73,956       59,851        211,763          170,369
                                               ------------ ------------  ------------     ---------------

NONOPERATING EXPENSES:

     Debt expense - recourse

                                               1,942        2,212         6,372            6,643
     Debt expense - nonrecourse

                                               6,721        5,881         19,236           17,012
                                               ------------ ------------
                                                                          ------------     ---------------
          Total nonoperating expenses

                                               8,663        8,093         25,608           23,655
                                               ------------ ------------  ------------     ---------------

Income before minority interest and income
taxes                                          65,293       51,758        186,155          146,714

Minority interest

                                               2,564        2,588         7,560            7,628
                                               ------------ ------------  ------------     ---------------

Income before income taxes
                                               62,729       49,170        178,595          139,086

Income tax provision

                                               22,717       18,006        64,305           50,684
                                               ------------ ------------  ------------     ---------------

Net income                                                 $             $                $
                                               40,012       31,164            114,290      88,402
                                               ============ ============  ============     ===============



EARNINGS PER SHARE:

     Basic                                            0.34 $       0.25  $       0.97     $          0.70
                                               ============ ============  ============     ===============

     Diluted                                          0.33 $       0.24  $       0.93     $          0.68
                                               ============ ============  ============     ===============

Cash dividends per share                             0.037 $      0.028  $      0.102     $         0.081
                                               ============ ============  ============     ===============

PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT
PAID ON JULY 17, 2000.


FEDERATED INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                            NINE MONTHS ENDED
(dollars in thousands)                                                             SEPTEMBER 30,
                                                                                 ------------------
(unaudited)                                                                       2000      1999
                                                                                 --------  --------

OPERATING ACTIVITIES:

   Net income                                                                   $114,290  $ 88,402
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES:

     Amortization of intangible assets                                             5,610     8,737
     Depreciation and other amortization                                           6,076     5,559
     Amortization of deferred sales commissions                                   44,983    34,341
     Minority interest                                                             7,560     7,628
     Loss (gain) on disposal of property and equipment                               173   (2,973)
     Provision for deferred income taxes                                           7,356     3,962
     Net realized loss (gain) on sale of securities available for sale               523     (851)
     Deferred sales commissions paid                                             (113,900) (96,104)
     Contingent deferred sales charges received                                   36,193    28,298
     Other changes in assets and liabilities:
       Decrease (increase) in receivables, net                                       418   (1,012)
       Increase in accrued revenues                                              (1,341)   (2,109)
       (Increase) decrease in other current assets                               (3,492)     5,122
       Decrease (increase) in other long-term assets                               1,620   (1,190)
       (Decrease) increase in accounts payable and accrued expenses              (1,939)     1,957
       Decrease in income taxes payable                                          (1,344)   (1,456)
       Increase in other current liabilities                                         193       578
       Increase in other long-term liabilities                                       214     3,884
                                                                                 --------  --------

Net cash provided by operating activities                                        103,193    82,773
                                                                                 --------  --------

INVESTING ACTIVITIES:

   Additions to property and equipment                                           (8,238)   (15,603)
   Proceeds from disposal of property and equipment                                  158     4,007
   Cash paid for business acquisitions and joint venture                         (11,636)  (1,398)
   Purchases of securities available for sale                                    (28,429)  (88,743)
   Proceeds from redemptions of securities available for sale                      1,720    24,459
                                                                                 --------  --------

     Net cash used by investing activities                                       (46,425)  (77,278)
                                                                                 --------  --------

FINANCING ACTIVITIES:

   Distributions to minority interest                                            (7,684)   (7,847)
   Dividends paid                                                                (12,214) (10,446)

   Purchase of treasury stock                                                    (56,370) (86,076)

   Proceeds from new borrowings - nonrecourse                                    107,580    93,309

   Payments on debt - recourse                                                   (14,200)    (178)
   Payments on debt - nonrecourse                                                (78,415) (62,569)

                                                                                 --------  --------

     Net cash used by financing activities                                       (91,009)  (44,101)
                                                                                 --------  --------

Net decrease in cash and cash equivalents                                        (34,241)  (38,606)
Cash and cash equivalents, beginning of period                                   171,490   185,581
                                                                                 --------  --------

Cash and cash equivalents, end of period                                        $137,249  $146,975
                                                                                 ========  ========




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

    (b)   RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), requires that all derivatives, including hedges, be recorded at fair value and that all changes in the fair value or cash flow of both the hedge and the hedged item be recognized in earnings in the same period. SFAS 133 is effective for years beginning after June 15, 2000. Federated intends to adopt SFAS 133 effective January 1, 2001. The impact of adopting the provisions of this statement on Federated's earnings and financial position will depend on the nature and extent of Federated's investments in derivative instruments at the time of adoption. Given Federated's current minimal use of derivatives and based on our analysis, we do not anticipate the adoption of SFAS 133 to have a significant effect on our earnings or financial position.

 (2)  Securitization of B-Share Future Revenue Streams and Nonrecourse Debt

     Pursuant to an agreement with a third party that expired in October 2000, Federated sold, on a continuous basis, the rights to future revenue streams associated with 12b-1 fees, shareholder service fees and contingent deferred sales charges (CDSCs) of Class B shares of various mutual funds it manages. For accounting purposes, transactions executed under the agreement were reflected as financings and nonrecourse debt was recorded at interest rates based on market conditions at the time of the financings. Federated has agreed to the preliminary terms of a new arrangement with a third party to continue selling the rights to these future revenue streams and anticipates finalizing the arrangement before December 31, 2000.

                          FEDERATED INVESTORS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

(2) Securitization of B-Share Future Revenue Streams and Nonrecourse Debt (continued)

     The  following   tables   summarize  the  changes  in  the  deferred  sales
commissions related to this agreement:

                                                      Nine Months
                                                         Ended

                                                     September 30,
                                                         2000

                                                    ----------------
                                                    (IN THOUSANDS)
        Deferred B-Share Sales Commissions:
                 Financed balance at December     $         288,844
                 31, 1999
                 B-Share sales commissions                  104,965
                 financed
                 CDSCs collected                           (34,888)
                 Amortization                              (40,072)
                                                    ----------------

                 Financed balance at September    $         318,849
                 30, 2000

                                                    ================

      Below is the activity of the nonrecourse debt tranches:

                                                      (IN THOUSANDS)

                     Interest      Balance    Additional               Balance
Tranche              Rate        12/31/99   Financings               9/30/00
                                                                      Payments

1997-1 Class A       7.44%     $   52,976 $          0 $    12,645 $   40,331
Class B              9.80%          9,700            0           0      9,700

Financings 10/97
      through 9/00   6.68% -       247,065      107,580      65,770    288,875
                           8.60%

                     ---------  -----------  ----------  ---------
                     $  309,741 $    107,580 $    78,415 $  338,906
                     =========  ===========  ==========  =========

(3)   Long-Term Debt - Recourse

      Federated's long-term debt - recourse consisted of the following:

                                        Interest    September     December
                                                       30,           31,
                                          Rate        2000          1999
                                        ---------  ------------   ----------
                                                        (IN THOUSANDS)
   Recourse Debt:
        Senior Secured Note              7.96%   $      84,000  $    98,000
   Purchase Agreement
        Capitalized leases              7.1%-8.5%          505          705
                                                   ------------   ----------
               Total recourse debt                      84,505       98,705
        Less current portion                            14,275       14,259
                                                   ------------
                                                   ------------   ----------
        Total long-term debt -                   $      70,230  $    84,446
   recourse

                                                   ============   ==========


     On March 28, 2000, a wholly-owned subsidiary of Federated, Edgewood Services, Inc., entered into a discretionary line of credit agreement with a bank under which it can borrow up to $45.0 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined by the bank at the time of the borrowing and are payable on demand. At September 30, 2000, the outstanding balance under this agreement was zero.

                          FEDERATED INVESTORS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

(4)    Common Stock

(a)   Cash Dividends

     Federated's Senior Secured Credit Agreement allows dividends in an amount not to exceed $20 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1998, to and including the date of payment, less certain stock repurchase payments. The Senior Secured Note Purchase Agreements allow dividends in an amount not to exceed $5 million plus 50% of any net income (less 100% of any loss) of Federated during the period from January 1, 1996, to and including the date of payment, less certain stock repurchase payments. Cash dividends of $0.028, $0.037 and $0.037 per share or approximately $3.4 million, $4.4 million and $4.4 million were paid in the first, second and third quarter of 2000, respectively, to holders of common shares. Additionally, on October 17, 2000, the board of directors declared a dividend of $0.037 per share to be paid on November 15, 2000, to shareholders of record as of November 3, 2000. After considering earnings through September 30, 2000, the dividend payment on November 15, 2000, and certain stock repurchase payments, approximately $34.7 million is available to pay dividends under the more restrictive of the two debt covenant limitations.

(b)   Stock Split

     In June 2000, the board of directors approved a three-for-two stock split on Federated's common stock. The stock split was effected as a dividend to shareholders of record as of July 7, 2000 and new shares were distributed on July 17, 2000. Earnings and dividends per share, as well as other share data, have been adjusted to reflect the stock distribution.

(c)   Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of September 30, 2000, a total of 34,134 shares have been purchased by employees in this plan.

      (d)   Stock Repurchase Program

     In 1999, the board of directors approved two separate share repurchase programs authorizing Federated to purchase up to $20.0 million of Federated Class B common stock under the first program and up to 7.5 million shares of Federated Class B common stock under the second program. In March 2000, the board of directors approved a third program to purchase up to 7.5 million shares of Federated Class B common stock. Under the programs, shares can be repurchased in open market transactions over a period of 12 months from the date of the board resolution. In addition, under the second and third programs, shares can also be repurchased in private transactions. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury to be used for employee benefit plans, potential acquisitions and other corporate activities. As of September 30, 2000, Federated had purchased 11,179,922 shares of Class B common stock for approximately $166.0 million under the programs and can repurchase an additional 5,072,530 shares subject to current debt-covenant restrictions which limit cash payments for additional stock repurchases to $149.9 million. This cash payment limit is continuously adjusted to reflect 50% of net income earned and stock repurchase and dividend payments made during the period. From October 1, 2000, to November 6, 2000, an additional 624,600 shares of Class B common stock have been repurchased under the programs for $16.6 million.

                            FEDERATED INVESTORS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

(5)   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          --------------------  --------------------
                                            2000       1999       2000       1999
                                          ---------   --------  ---------  ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Net income                             40,012  $  31,164 $  114,290 $   88,402
                                          =========   ========  =========  =========
Denominator:
     Basic weighted-average shares                                          126,233
     outstanding                                      124,604    118,201
                                           116,598

     Dilutive potential shares from          4,926      3,858      4,579      3,839
     stock-based compensation
                                          ---------   --------  ---------  ---------
     Diluted weighted-average shares       121,524    128,462    122,780    130,072
     outstanding

                                          =========   ========  =========  =========

     Basic earnings per share                 0.34  $    0.25 $     0.97 $     0.70
                                          =========   ========  =========  =========
     Diluted earnings per share               0.33  $    0.24 $     0.93 $     0.68
                                          =========   ========  =========  =========

PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT PAID ON JULY 17, 2000.

(6)   Comprehensive Income

     Comprehensive income was $40.0 million and $31.2 million for the three-month periods ended
   September 30, 2000 and 1999, respectively, and $111.6 million and $87.8 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

(7)   Business Combination

     On September 15, 2000, Federated completed the acquisition of the mutual fund assets of Investment Advisers, Inc. (IAI). As a result of this transaction, Federated assumed the investment management, distribution and shareholder servicing responsibilities for 11 former IAI funds totaling $346.0 million in primarily equity assets as of the transaction date. This acquisition was accounted for using the purchase method of accounting. The entire purchase price, including direct costs, was allocated to customer relationships which will be amortized over 14 years.

(8)   Subsequent Event

     On October 20, 2000, Federated signed a definitive agreement to acquire the business of New York-based Edgemont Asset Management Corporation, the advisor for the $3.7 billion Kaufmann Fund (Fund). The offer has been approved by Federated's corporate and fund boards. The transaction, which is expected to close during the first quarter 2001, includes an upfront payment due at the transaction closing date, 95% of which is payable in cash and 5% of which is payable with the issuance of Federated Class B common stock. Federated may also make a series of additional cash payments over six years contingent upon revenue growth. The upfront purchase price and the maximum available contingent payments will be set on the closing date based on the level of average assets of the Fund 30 days before closing. Based on assets at September 30, 2000, the upfront purchase price would approximate $200 million and, if revenue targets are met, the contingent payments, consisting of both additional purchase price and incentive compensation, could aggregate to as much as $220 million. This acquisition will be accounted for using the purchase method of accounting.

     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management's discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

     The majority of our revenue is derived through advising, distributing and servicing the Federated funds, separately managed accounts and other related products, in both domestic and international markets. We also derive revenue through servicing third-party mutual funds.

     Investment advisory, distribution and the majority of our servicing fees are based on the net asset value of investment portfolios that we manage or administer. As such, these revenues are dependent upon factors including market conditions and the ability to attract and maintain assets. Accordingly, revenues will fluctuate with changes in the total value and composition of the assets under management or administration.

ASSET HIGHLIGHTS

      MANAGED AND ADMINISTERED ASSETS
      AT PERIOD END

      (IN                                   As of September    Percent
      MILLIONS)                                   30,
                                            2000       1999    Change
                                           --------  --------- --------
      Money market funds                 $  87,139 $  77,006       13%
      Equity funds                          23,222    17,289       34%
      Fixed-income funds                    14,340    16,414     (13%)
      Separate accounts                      5,669     4,504       26%
                                           --------  --------
               Total managed assets      $ 130,370 $ 115,213       13%
                                           ========  ========

               Total administered assets $  38,905 $   37,445       4%
                                           ========  =========


      AVERAGE MANAGED AND
      ADMINISTERED ASSETS
      (IN MILLIONS)                   Three Months Ended         Nine Months Ended
                                        September 30,   Percent   September 30,    Percent
                                       ----------------          -----------------
                                        2000     1999   Change    2000     1999    Change
                                       -------- ------- ------   -------- -------- --------
      Money market funds                85,528  77,748    10%     84,055   78,526       7%
      Equity funds                      23,261  17,965    29%     22,428   17,052      32%
      Fixed-income funds                14,548  16,669  (13%)     14,913   16,806    (11%)
      Separate accounts                  5,677   4,511    26%      5,000    3,975      26%
                                       -------- -------          -------- --------
             Total average managed     129,014  116,893   10%    126,396  116,359       9%
             assets

             Total average              41,403  36,824    12%     42,795   33,616      27%
             administered assets
                                       ======== =======          ======== ========

      COMPONENTS OF CHANGES IN EQUITY AND FIXED-INCOME FUND
      MANAGED ASSETS
      (IN MILLIONS)

                                                  Three Months       Nine Months Ended
                                                      Ended
                                                  September 30,        September 30,
                                                  2000      1999      2000      1999
      EQUITY
      FUNDS

                Beginning assets               $  22,512   18,199  $  20,941 $  15,503
                                                 -------- --------   --------  --------
                     Sales                         1,949    1,504      8,584     4,408
                     Redemptions                 (1,503)  (1,275)     (5,768)   (3,280)
                               Net sales             446     229       2,816     1,128
                     Net exchanges                  (70)       17         69        96
                     Acquisition related             319        0        319         0
                     Other*                           15               (923)       562
                                                          (1,156)
                Ending assets                  $  23,222           $  23,222 $  17,289
                                                           17,289

      FIXED-INCOME FUNDS

                Beginning assets               $  14,660   16,725   $  15,857 $  16,437
                     Sales                           882    1,282       2,867     4,703
                     Redemptions                 (1,168)  (1,456)      (4,174)   (4,411)
                               Net                 (286)    (174)      (1,307)       292
                     (redemptions) sales
                     Net exchanges                 (156)       39      (409)       136
                     Acquisition related              11        0         11         0
                     Other*                          111    (176)        188     (451)

                Ending assets                  $  14,340   16,414   $  14,340 $  16,414


      * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

   RESULTS OF OPERATIONS

        The table below presents the highlights of our operations for the three- and nine-month periods ended September 30, 2000 and 1999:


                                        Three months ended      Nine months ended
                                         September 30,      Percent September 30,       Percent
                                         ------------              --------------
                                          2000   1999 ChangeChange   2000    1999Change Change
          Net income (IN MILLIONS)       $40.0  $31.2   $8.8 28%   $114.3   $88.4 $25.9  29%

          Earnings per share**
                     Basic               $0.34  $0.25  $0.09        $0.97   $0.70 $0.27  39%
                                                                             36%
                     Diluted             $0.33 $0.24   $0.09 38%    $0.93  $0.68  $0.25  37%

          Revenue (IN MILLIONS)

                    Revenue from managed$155.6 $136.0  $19.6  14%  $456.6 $393.7  $62.9   16%
          assets
                    Service-related                  1.1
          revenue from                   13.1   12.0     1.1   9%   38.9    34.2    4.7   14%
                        sources other
          than managed assets
                    Other                 4.4   4.2      0.2   5%   14.8   15.7   (0.9)  (6%)
                                        ------ ------ ------       ------ -------------
                TOTAL REVENUE           $173.1 $152.2  $20.9  14%  $510.3 $443.6  $66.7   15%
                                                                   ====== =============
                                        ====== ====== ======

          Operating margin              42.7%  39.3%    3.4%   9%   41.5% 38.4%    3.1%    8%


       ** PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT PAID ON JULY 17, 2000.

     NET INCOME. Net income for the three- and nine-month periods ended September 2000 increased 28% and 29%, respectively, compared to the same periods last year. These increases primarily reflect increased revenue from managed assets as a result of continued growth in fees from equity and money market fund assets and improved operating margins. Net income for the nine-month period ended September 1999 included a non-recurring after-tax gain from the sale of non-earning assets of $2.0 million. Excluding this gain, net income for the nine-month period ended September 2000 increased 32% compared to the same period last year.

     REVENUE. Total revenue for the three- and nine-month periods ended September 2000 increased $20.9 million and $66.7 million, respectively, compared to the same periods last year primarily as a result of increased revenue from managed assets. Average managed assets continued to climb from $116.9 billion for the third quarter of 1999 to $129.0 billion for the third quarter of 2000 and from $116.4 billion in the first nine months of 1999 to $126.4 billion for the first nine months of 2000. These increases included significant asset growth in equity funds, separate accounts and money market funds. Revenue from managed assets increased at a rate higher than the rate of average managed asset growth during these periods due to the continued shift in the managed asset mix towards equity products that earn higher than average fees per invested dollar. At September 30, 2000, equity fund assets comprised 18% of total managed assets as compared to 15% at September 30, 1999.

     Service-related revenues from sources other than managed assets increased by $1.1 million and $4.7 million for the three- and nine-month periods ended September 2000, respectively, as compared to the same periods last year due primarily to the growth in average administered assets.

     OPERATING EXPENSES. Operating expenses for the three- and nine-month periods ended September 30, 2000 and 1999 are set forth in the following table:


                                       Three months       Percent  Nine months     Percent of
                                           ended             of    ended
                                        September          Total    September         Total
                                           30,                         30,
                                       -------------               -------------
     (IN MILLIONS)                      2000   1999  Change Change 2000   1999 ChangeChange
     ------------------------------------------------------------- -------------------------
     Operating Expenses

            Compensation and related   $40.6  $38.8   $1.8    26%  $125.4$116.7 $8.7    35%
            Advertising and             15.1   14.6    0.5     7%  45.9   40.2   5.7    23%
     promotional

            Amortization of deferred    15.6   12.5    3.1    46%  45.0   34.3  10.7    42%
     sales commissions
            Other                       27.8   26.4    1.4    21%  82.2   82.1   0.1     0%
                        TOTAL          $99.1  $92.3   $6.8   100%  $298.5$273.3$25.2   100%
     OPERATING EXPENSES



     Total operating expenses for the three- and nine-month periods ended September 2000 increased $6.8 million and $25.2 million, respectively, as compared to the same periods last year. Approximately 69% and 81% of the change over the three- and nine-month periods of 1999, respectively, is due to the increase in certain operating expenses that tend to increase with increases in sales and/or managed assets. These expenses include incentive compensation (included in Compensation and related), marketing allowances (included in Advertising and promotional) and the amortization of deferred sales commissions. Each of these expenses increased over the same periods last year due in large part to increased sales and/or managed assets. All other expenses combined for the three- and nine-month periods ended September 2000 have remained relatively unchanged as compared to the same periods last year.

     INCOME TAXES. The income tax provision for the three- and nine-month periods ended September 2000 was $22.7 million and $64.3 million, respectively, as compared to $18.0 million and $50.7 million for the same periods of 1999. The provision increased for both of these periods primarily as a result of the increases in the level of income before income taxes for the three- and nine-month periods as compared to the same periods in 1999. The effective tax rate was 36.2% and 36.6% for the third quarter 2000 and 1999, respectively, and 36.0% and 36.4% for the first nine months of 2000 and 1999, respectively.

  CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. Cash and cash equivalents and the current portion of securities available for sale totaled $219.2 million at September 30, 2000 as compared to $237.9 million at December 31, 1999.

     Cash provided by operating activities totaled $103.2 million for the nine-month period ended September 2000, as compared to $82.8 million for the same period of 1999. This increase is primarily attributable to increased profitability. Net cash used by investing activities in the first nine months of 2000 included an investment of $16.0 million in three new fluctuating value funds (performance seeds), $11.6 million paid for business acquisitions including the purchase of Investment Advisers, Inc.'s mutual fund assets, $11.5 million invested in asset-backed securities, and $8.2 million paid to acquire property and equipment. Other uses of cash flow from operating activities in the first nine months of 2000 included the purchase of treasury stock, payments on debt, dividend payments and distributions to the minority interest partner.

     DEFERRED SALES COMMISSIONS AND NONRECOURSE DEBT. Certain subsidiaries of Federated pay commissions to broker/dealers (deferred sales commissions) to promote investments in certain mutual funds. For mutual fund shares sold under such marketing programs, we retain certain distribution and servicing fees from the mutual fund over the outstanding life of such shares.

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

     For B-Share-related sales, Federated sold the rights to certain future fee revenue associated with the deferred sales commissions, pursuant to an agreement with a third party which expired in October 2000. For B-Share-related sales occurring on or before September 30, 2000, Federated accounted for the sales of future cash flows as financings and nonrecourse debt was recorded. Federated has agreed to the preliminary terms of a new arrangement with a third party to continue selling the rights to these future revenue streams and anticipates finalizing the arrangement before December 31, 2000.

     The following table presents the effects of the B-Share financing program on the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999, and the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2000 and 1999, respectively:

      (IN MILLIONS)
                                                          2000      1999

      ----------------------------------------------------------------------
      SEPTEMBER 30 AND DECEMBER 31, RESPECTIVELY

      Assets

           Deferred sales commissions, net*                $318.8    $288.8
           Receivables                                        8.5       8.4
           Other long-term assets                             1.6       2.1
      Liabilities

           Long-term debt - nonrecourse                    $338.9    $309.7
           Accounts payable                                   6.9       6.2

      THREE MONTHS ENDED SEPTEMBER 30

      Revenues

           Other service fees, net - Federated funds        $21.9     $18.6
      Expenses

           Amortization of deferred sales commissions       $13.6     $11.3
           Debt expense - nonrecourse                         6.7       5.9
           Other expenses                                     0.1       0.2

      NINE MONTHS ENDED SEPTEMBER 30

      Revenues

           Other service fees, net - Federated funds        $64.6     $52.7
      Expenses

           Amortization of deferred sales commissions       $40.1     $31.2
           Debt expense - nonrecourse                        19.2      17.0
           Other expenses                                     0.4       0.5

     * EXCLUDES DEFERRED SALES COMMISSIONS RELATED TO B-SHARE REVENUE STREAMS THAT HAVE NOT BEEN FINANCED AS OF THE END OF THE PERIOD DUE TO THE TIMING OF THE SALE OF THE REVENUE STREAMS TO THE THIRD PARTY.

     Due to the nonrecourse nature of this financing arrangement, the $16.9 million excess of B-Share-related liabilities over the related assets at September 30, 2000, will be recognized in income over the remaining life of the B-Share cash flows.

     CAPITAL EXPENDITURES. Capital expenditures totaled $4.2 million and $8.6 million for the three- and nine-month periods ended September 2000, respectively, compared to $1.6 million and $15.6 million for the same periods of 1999. Year-to-date 2000 capital expenditures include cash paid for equipment purchased in connection with the asset purchase of InvestLink Technologies, Inc.

     CASH DIVIDENDS. Federated pays cash dividends on a quarterly basis. Dividends of $0.028, $0.037 and $0.037 per share were paid in the first, second and third quarter of 2000, respectively. Federated's board of directors declared a dividend of $0.037 per share to be paid on November 15, 2000, to shareholders of record as of November 3, 2000. After considering earnings through September 30, 2000, the dividend payment on November 15, 2000, and certain stock repurchases, Federated, given current debt covenants, has the ability to pay dividends of approximately $34.7 million.

     DEBT FACILITIES. Federated has the following recourse debt facilities:

     SENIOR SECURED CREDIT AGREEMENT: At September 30, 2000, the outstanding balance under the Senior Secured Credit Agreement was zero with an amount available to borrow of $150.0 million. The Senior Secured Credit Agreement contains various financial and other covenants. Federated was in compliance with all debt covenants at September 30, 2000. The Senior Secured Credit Agreement expires on January 31, 2001. Management is currently negotiating a new credit agreement which we expect to finalize by January 31, 2001.

     SENIOR SECURED NOTE PURCHASE AGREEMENTS: The Senior Secured Note Purchase Agreements debt totaled $84.0 million as of September 30, 2000. The notes are due in $14.0 million annual installments and mature in June 2006. The first of these installments was paid on June 27, 2000. Federated was in compliance with all debt covenants at September 30, 2000.

     DISCRETIONARY LINE OF CREDIT: On March 28, 2000, a wholly-owned subsidiary of Federated, Edgewood Services, Inc., entered into a discretionary line of credit agreement with a bank under which it can borrow up to $45.0 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined by the bank at the time of the borrowing and are payable on demand. At September 30, 2000, the outstanding balance under this agreement was zero.

     CAPITALIZED LEASE OBLIGATIONS. At September 30, 2000, Federated had capitalized lease obligations totaling $0.5 million related to certain telephone equipment. The scheduled principal payments approximate $0.3 million per year for 2000 through 2002.

     SHAREHOLDERS' EQUITY. In 1999, the Federated board of directors approved two separate share repurchase programs authorizing Federated to purchase up to $20.0 million of Federated Class B common stock under the first program and up to 7.5 million shares of Federated Class B common stock under the second program. In March 2000, the board of directors approved a third program to purchase up to 7.5 million shares of Federated Class B common stock. Under the programs, shares can be repurchased in open market transactions over a period of 12 months from the date of the board resolution. In addition, under the second and third programs, shares can also be repurchased in private transactions. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury to be used for employee benefit plans, potential acquisitions and other corporate activities. During the third quarter 2000, Federated purchased an additional 590,500 shares of Class B common stock for approximately $14.0 million under the programs. As of September 30, 2000, Federated can repurchase an additional 5,072,530 shares through its current authorized programs subject to current debt-covenant restrictions which limit cash payments for additional stock repurchases to $149.9 million. This cash payment limit is continuously adjusted to reflect 50% of net income earned and stock repurchase and dividend payments made during the period. From October 1, 2000, to November 6, 2000, an additional 624,600 shares of Class B common stock have been repurchased under the programs for $16.6 million.

     In June 2000, the board of directors approved a three-for-two stock split on Federated's common stock. The stock split was effected as a dividend to shareholders of record as of July 7, 2000, and new shares were distributed on July 17, 2000. Earnings and dividends per share, as well as other share data, have been adjusted to reflect the stock distribution.

     FUTURE CASH REQUIREMENTS. Management expects that the principal needs for cash will be to fund strategic business acquisitions, advance sales commissions, repurchase company stock, service recourse debt, fund property and equipment acquisitions, pay shareholder dividends and seed new products. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities, the B-Share financing arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

     SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Future Cash Requirements and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated's Annual Report on Form 10-K for the year ended December 31, 1999, and other reports on file with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance or achievements, and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our investments are primarily in money market and fluctuating value mutual funds with investments which have a duration of two years or less. In addition, as of September 30, 2000, we have investments in high yield asset-backed securities and mortgage-backed securities which are included in "Other long-term assets" on the Consolidated Balance Sheets. Occasionally, we invest in new fluctuating value mutual funds (performance seeds) that we sponsor in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of September 30, 2000, the book value of the performance seed investments and the derivative financial instruments were $31.3 million and $0.04 million, respectively. All of our debt instruments carry fixed interest rates and therefore are not subject to market risk.

Part II, Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

            Exhibit 27.1  Financial Data Schedule (filed herewith)

(b)   Reports on Form 8-K:

            Form 8-K filed on November 8, 2000



                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FEDERATED INVESTORS, INC.
                                          (Registrant)

Date            NOVEMBER 10, 2000             By:   /S/  J. CHRISTOPHER DONAHUE
                                              J. Christopher Donahue
                                              President and
                                              Chief Executive Officer


Date            NOVEMBER 10, 2000             By:   /S/  THOMAS R. DONAHUE
                                              Thomas R. Donahue
                                              Chief Financial Officer and
                                              Principal Accounting Officer