Form 10-Q/A
period 2000-09-30
FEDERATED INVESTORS INC /PA/
filed 2000-12-04
CIK 1056288

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------------
      EXCHANGE ACT OF 1934

      For the quarterly period ended            SEPTEMBER 30, 2000
                                    ------------------------------------------

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

This Amendment No. 1 to the Form 10-Q for the quarter ended September 30, 2000, of Federated Investors, Inc. is being filed to amend "Item 1. Financial Statements" under "Part I. Financial Information" in its entirety to correct the following errors: (1) the amounts presented as cash used for the purchase of treasury stock on the originally filed Consolidated Statements of Cash Flows were inadvertently transposed during the edgarization process; and (2) several line items appearing on the originally filed Consolidated Balance Sheets were inadvertently included as a result of a clerical error which occurred during the edgarization process.

Part I, Item I.  Financial Statements







FEDERATED INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)                                                                 SEPTEMBER       DECEMBER
                                                                               30,             31,
                                                                               2000            1999

                                                                            -----------     -----------


CURRENT ASSETS:

   Cash and cash equivalents                                              $               $
                                                                               137,249         171,490
   Securities available for sale                                                81,950          66,438
   Receivables, net of reserve of $60 and $184, respectively                    34,974          35,163
   Accrued revenues                                                              7,450           6,050
   Prepaid expenses                                                              4,764           3,305
   Current deferred tax asset, net                                               1,792           1,382
   Other current assets                                                            302             319
                                                                            -----------     -----------

               Total current assets

                                                                               268,481         284,147
                                                                            -----------     -----------

LONG-TERM ASSETS:

   Customer relationships, net of accumulated amortization of                   15,425           9,613
$16,192 and $12,800, respectively
   Goodwill, net of accumulated amortization of $18,204 and $16,013,            32,843          32,856
respectively

   Other intangible assets, net of accumulated amortization of $129                 51              78
and $112, respectively
   Deferred sales commissions, net of accumulated amortization of
$122,351 and $79,365, respectively                                             331,704         298,978
   Property and equipment, net of accumulated depreciation of                   34,296          31,305
$37,519 and $44,605, respectively
   Other long-term assets                                                       21,996          16,216
                                                                            -----------     -----------

               Total long-term assets
                                                                               436,315         389,046
                                                                            -----------     -----------

                    Total assets                                          $               $
                                                                               704,796         673,193
                                                                            ===========     ===========

CURRENT LIABILITIES:

   Cash overdraft                                                         $      6,398    $      9,111
   Current portion of long-term debt - recourse                                 14,275          14,259
   Accrued expenses                                                             57,107          58,768
   Accounts payable                                                             29,558          29,321
   Income taxes payable                                                          1,522           2,865
   Other current liabilities                                                     4,067           1,148
                                                                            -----------     -----------

               Total current liabilities

                                                                               112,927         115,472
                                                                            -----------     -----------

LONG-TERM LIABILITIES:

   Long-term debt - recourse                                                    70,230          84,446
   Long-term debt - nonrecourse
                                                                               338,906         309,741
   Long-term deferred tax liability, net                                        43,472          37,177
   Other long-term liabilities                                                   6,298           6,949
                                                                            -----------     -----------

               Total long-term liabilities
                                                                               458,906         438,313
                                                                            -----------     -----------

                    Total liabilities

                                                                               571,833         553,785
                                                                            -----------     -----------

Minority interest                                                                  472             596
                                                                            -----------     -----------

SHAREHOLDERS' EQUITY :
   Common stock :

      Class A, no par value, 20,000 shares
       authorized, 9,000 shares issued and outstanding                             189             189
      Class B, no par value, 900,000,000 shares
       authorized, 129,505,456 shares issued                                    75,227          75,087
   Retained earnings

                                                                               226,729         124,653
   Treasury stock, at cost, 11,590,547 and 6,933,540 shares Class B                           (79,976)
common stock, respectively                                                   (166,052)
   Employee restricted stock plan                                                (813)         (1,046)
   Accumulated other comprehensive income                                      (2,789)            (95)
                                                                            -----------     -----------

               Total shareholders' equity

                                                                               132,491         118,812
                                                                            -----------     -----------

                    Total liabilities, minority interest, and             $               $
shareholders' equity                                                           704,796         673,193
                                                                            ===========     ===========

(The accompanying notes are an integral part of these consolidated financial statements.)






          FEDERATED INVESTORS, INC.

          CONSOLIDATED STATEMENTS OF INCOME                     THREE MONTHS ENDED            NINE MONTHS ENDED
          (dollars in thousands, except per share data)            SEPTEMBER 30,                SEPTEMBER 30,
                                                              ------------------------   -----------------------------
          (unaudited)                                             2000         1999          2000            1999
                                                              -------------   --------   -------------   -------------

          REVENUE:

               Investment-advisory fees, net-Federated      $       93,203  $          $      273,381  $      230,876
          funds                                                                80,033
               Investment-advisory fees, net-other                   3,754      3,025          10,011           8,147
               Administrative-service fees, net-Federated           21,901                     64,364          60,150
          funds                                                                20,178
               Administrative-service fees, net-other                5,624      6,025          17,367          17,080
               Other service fees, net-Federated funds              35,392                    104,122          91,381
                                                                               31,632

               Other service fees, net-other                         7,428      6,032          21,516          17,109
               Commission income                                     1,398      1,112           4,760           3,190
               Interest and dividends                                4,340      3,475          13,401           9,964
               Gain (loss) on sale of securities                     (228)         83           (523)             851
          available for sale
               Other income                                            288        602           1,862           4,895
                                                              -------------   --------   -------------   -------------
                    Total revenue                                  173,100                    510,261         443,643
                                                                              152,197

                                                              -------------   --------   -------------   -------------

          OPERATING EXPENSES:

               Compensation and related                             40,570                    125,422         116,748
                                                                               38,803

               Advertising and promotional                          15,079                     45,888          40,177
                                                                               14,594

               Systems and communications                            7,753      6,991          21,987          20,800
               Professional service fees                             6,258      6,304          18,711          19,002
               Office and occupancy                                  6,731      5,650          19,205          18,463
               Travel and related                                    3,449      3,485          10,401          10,634
               Amortization of deferred sales commissions           15,560                     44,983          34,341
                                                                               12,456

               Amortization of intangible assets                     1,982      1,668           5,610           8,737
               Other                                                 1,762      2,395           6,291           4,372
                                                              -------------   --------   -------------   -------------
                    Total operating expenses                        99,144                    298,498         273,274
                                                                               92,346

                                                              -------------   --------   -------------   -------------

          Operating income                                          73,956                    211,763         170,369
                                                                               59,851

                                                              -------------   --------   -------------   -------------

          NONOPERATING EXPENSES:

               Debt expense - recourse                               1,942      2,212           6,372           6,643
               Debt expense - nonrecourse                            6,721      5,881          19,236          17,012
                                                              -------------   --------
                                                                                         -------------   -------------
                    Total nonoperating expenses                      8,663      8,093          25,608          23,655
                                                              -------------   --------   -------------   -------------

          Income before minority interest and income taxes          65,293                    186,155         146,714
                                                                               51,758

          Minority interest                                          2,564      2,588           7,560           7,628
                                                              -------------   --------   -------------   -------------

          Income before income taxes                                62,729                    178,595         139,086
                                                                               49,170

          Income tax provision                                      22,717                     64,305          50,684
                                                                               18,006

                                                              -------------   --------   -------------   -------------

          Net income                                        $       40,012  $          $      114,290  $       88,402
                                                                               31,164

                                                              =============   ========   =============   =============


          EARNINGS PER SHARE:

               Basic                                        $         0.34  $    0.25  $         0.97  $         0.70
                                                              =============   ========   =============   =============
               Diluted                                      $         0.33  $    0.24  $         0.93  $         0.68
                                                              =============   ========   =============   =============
          Cash dividends per share                          $        0.037  $   0.028  $        0.102  $        0.081
                                                              =============   ========   =============   =============


          PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT PAID ON JULY 17, 2000.

     (The accompanying notes are an integral part of these consolidated financial statements.)




          FEDERATED INVESTORS, INC.

          CONSOLIDATED STATEMENTS OF CASH FLOWS                  NINE MONTHS ENDED
          (dollars in thousands)                                   SEPTEMBER 30,
                                                                 -------------------
          (unaudited)                                             2000       1999
                                                                 --------   --------


          OPERATING ACTIVITIES:

             Net income                                        $ 114,290  $  88,402
             ADJUSTMENTS TO RECONCILE NET INCOME TO NET
          CASH PROVIDED BY

               OPERATING ACTIVITIES:

               Amortization of intangible assets                   5,610      8,737
               Depreciation and other amortization                 6,076      5,559
               Amortization of deferred sales commissions         44,983     34,341
               Minority interest                                   7,560      7,628
               Loss (gain) on disposal of property and               173    (2,973)
          equipment

               Provision for deferred income taxes                 7,356      3,962
               Net realized loss (gain) on sale of                   523      (851)
          securities available for sale
               Deferred sales commissions paid                   (113,900)  (96,104)
               Contingent deferred sales charges received         36,193     28,298
               Other changes in assets and liabilities:
                 Decrease (increase) in receivables, net             418    (1,012)
                 Increase in accrued revenues                    (1,341)    (2,109)
                 (Increase) decrease in other current            (3,492)      5,122
          assets

                 Decrease (increase) in other long-term            1,620    (1,190)
          assets

                 (Decrease) increase in accounts payable         (1,939)      1,957
          and accrued expenses
                 Decrease in income taxes payable                (1,344)    (1,456)
                 Increase in other current liabilities               193        578
                 Increase in other long-term liabilities             214      3,884
                                                                 --------   --------

          Net cash provided by operating activities              103,193     82,773
                                                                 --------   --------

          INVESTING ACTIVITIES:

             Additions to property and equipment                 (8,238)    (15,603)
             Proceeds from disposal of property and                  158      4,007
          equipment

             Cash paid for business acquisitions and             (11,636)   (1,398)
          joint venture
             Purchases of securities available for sale          (28,429)   (88,743)
             Proceeds from redemptions of securities               1,720     24,459
          available for sale
                                                                 --------   --------

               Net cash used by investing activities             (46,425)   (77,278)
                                                                 --------   --------

          FINANCING ACTIVITIES:

             Distributions to minority interest                  (7,684)    (7,847)
             Dividends paid                                      (12,214)
                                                                            (10,446)

             Purchase of treasury stock                          (86,076)   (56,370)

             Proceeds from new borrowings - nonrecourse          107,580
                                                                             93,309

             Payments on debt - recourse                         (14,200)     (178)
             Payments on debt - nonrecourse                      (78,415)
                                                                            (62,569)

                                                                 --------   --------

               Net cash used by financing activities             (91,009)   (44,101)
                                                                 --------   --------

          Net decrease in cash and cash equivalents              (34,241)   (38,606)
          Cash and cash equivalents, beginning of period         171,490    185,581
                                                                 --------   --------

          Cash and cash equivalents, end of period             $ 137,249  $ 146,975
                                                                 ========   ========

(The accompanying notes are an integral part of these consolidated financial statements.)

6


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
                 30, 2000

                                                    ================

      Below is the activity of the nonrecourse debt tranches:





                                                      (IN THOUSANDS)
                                       ---------------------------------------------
                         Interest      Balance    Additional               Balance
Tranche                    Rate        12/31/99   Financings               9/30/00
                                                                        Payments

----------------------- ------------   ---------  -----------  ----------  ---------
1997-1 Class A             7.44%     $   52,976 $          0 $    12,645 $   40,331
             Class B       9.80%          9,700            0           0      9,700
Financings 10/97
      through 9/00        6.68% -       247,065      107,580      65,770    288,875
                           8.60%

                                       ---------  -----------  ----------  ---------
                                     $  309,741 $    107,580 $    78,415 $  338,906
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

                            FEDERATED INVESTORS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


(5)   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:



                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          --------------------  --------------------
                                            2000       1999       2000       1999
                                          ---------   --------  ---------  ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Net income                            $ 40,012  $  31,164 $  114,290 $   88,402
                                          =========   ========  =========  =========
Denominator:
     Basic weighted-average shares                                          126,233
     outstanding                                      124,604    118,201
                                           116,598

     Dilutive potential shares from          4,926      3,858      4,579      3,839
     stock-based compensation
                                          ---------   --------  ---------  ---------
     Diluted weighted-average shares       121,524    128,462    122,780    130,072
     outstanding

                                          =========   ========  =========  =========

     Basic earnings per share               $  0.34  $    0.25 $     0.97 $     0.70
                                          =========   ========  =========  =========
     Diluted earnings per share             $  0.33  $    0.24 $     0.93 $     0.68
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

10


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FEDERATED INVESTORS, INC.
------------------------                             --------------------------
                                                                 (Registrant)


        Date      DECEMBER 4, 2000        By: /S/ THOMAS R. DONAHUE
            ------------------------          --------------------------------
                  Thomas R. Donahue

                                                Chief Financial Officer and
                                                Principal Accounting Officer