Form 10-K
period 2000-12-31
FEDERATED INVESTORS INC /PA/
filed 2001-03-23
CIK 1056288

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  CLASS B COMMON STOCK, NO PAR VALUE           NEW YORK STOCK EXCHANGE
         (TITLE OF EACH CLASS)             (NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
-------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes A No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. A

    The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of March 19, 2001 was approximately $2,199 million, based on the last reported sales price of $26.76 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class B Common Stock outstanding on March 19, 2001, was 116,466,611 shares.

    Documents incorporated by reference:
      Selected portions of the 2000 Annual Report to Shareholders - Part I, Part II and Part IV of this Report.

      Selected portions of the 2001 Information Statement - Part III of this Report.

                                        PART I

ITEM 1 - BUSINESS

OVERVIEW

      Federated Investors, Inc. and its consolidated subsidiaries (collectively, "Federated") is a leading provider of investment management and related financial services. Federated sponsors, markets and provides investment advisory, distribution and administrative services primarily to mutual funds in both domestic and international markets. Total assets under management at December 31, 2000, were $139.6 billion, primarily in funds managed, distributed and administered by Federated and in other non-fund products ("Managed Assets"), of which $5.9 billion were in separately managed accounts. Managed Assets at December 31, 2000, increased $14.8 billion over the prior year.

      Federated provided investment advisory services to 137 funds at December 31, 2000. These funds are offered through banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers; these customers include retail investors, corporations, and retirement plans. Federated also provides mutual fund administrative services to its managed funds and to funds sponsored by third parties, where Federated also acts as fund distributor. Federated provided these services for $39.7 billion of assets in funds sponsored by third parties, primarily banks, ("Administered Assets") as of December 31, 2000. In addition, Federated provides other services related to mutual funds including trade execution and clearing and retirement plan recordkeeping.

      Total Managed Assets for each of the past three years are as follows:

MANAGED ASSETS                                                  Growth Rate
                                                             -------------------
(DOLLARS IN MILLIONS)               As of December 31,        3 Yr.
                               --------------------
                                                   ---------
                                                       1998   CAGR*     2000
                                    2000      1999
                               ----------------------------- -------------------

  Money Market Funds/
     Cash Equivalents            $98,797   $83,299  $77,055    16%       19%
  Equity Funds                    20,641    20,941   15,503    21%       (1%)
  Fixed-Income Funds              14,268    15,857   16,437     (2%)    (10%)
  Separate Accounts                5,878     4,723    2,558    40%       24%
                               -----------------------------

    Total Managed Assets        $139,584  $124,820 $111,553    15%       12%
                               =============================

*Compound Annual Growth Rate

      Average Managed Assets for the past three years were as follows:

AVERAGE MANAGED ASSETS                                          Growth Rate
                                                             -------------------
(DOLLARS IN MILLIONS)            Year ended December 31,      3 Yr.
                               -----------------------------
                               --------------------
                                                       1998   CAGR*     2000
                                    2000      1999
                               ----------------------------- -------------------
Money Market Funds/
  Cash Equivalent                $86,406   $79,253  $69,074    16%      9%
Equity Funds                      22,107    17,531   13,777    32%       26%
Fixed-Income Funds                14,713    16,680   15,851      1%     (12%)
Separate Accounts                  5,168     4,109    2,334    40%       26%
                               -----------------------------

  Total Average Managed Assets  $128,394  $117,573 $101,036    16%       9%
                               =============================

* Compound Annual Growth Rate

      Federated's revenues from investment advisory, related administrative and other service fees provided under agreements with the funds and other entities, and other income over the last three years were as follows (Certain amounts previously reported have been reclassified to conform with the current year's presentation.):

REVENUE

(DOLLARS IN THOUSANDS)                                        Growth Rate
                                                         -----------------------
                             Year ended December 31,        3 Yr.
                          -------------------------------
                            2000      1999        1998      CAGR*       2000
                          ------------------------------------------------------

  Investment   Advisory   $380,234  $324,923    $280,046     20%        17%
Fees
  Administrative           109,870   104,381      97,234      9%         5%
Service Fees
  Other Service Fees       166,356   147,700     124,599     24%        13%
  Other Income              24,308    24,094      20,248     29%         1%
                          -------------------------------

    TOTAL REVENUE         $680,768  $601,098    $522,127      19%       13%
                          ===============================

* Compound Annual Growth Rate

BUSINESS STRATEGY

       Federated pursues a multi-faceted business strategy having three broad objectives:

            -To be widely recognized as a world-class investment management company that offers highly competitive performance and disciplined risk management across a broad spectrum of products.

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

      In recent years, Federated has emphasized growth of its equity business as an important component of its strategy and has broadened its range of equity products. Equity assets are managed across a wide range of styles including large cap value ($6.3 billion), equity income ($4.6 billion), mid-large cap growth ($4.2 billion) and international ($2.9 billion) investments. Federated also manages assets in equity index funds ($3.1 billion), balanced and asset allocation funds ($1.1 billion) and small cap blend ($0.4 billion). These asset allocation funds may include fixed-income assets.

      Federated's fixed-income assets are managed in a wide range of sectors including high-yield ($4.3 billion), mortgage-backed ($4.3 billion), multi-sector ($3.5 billion), municipal ($1.9 billion), corporate ($1.7 billion), U.S. government ($1.5 billion) and international/global ($1.0 billion). Federated's fixed-income funds offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements.

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

      Federated is one of the largest U.S. managers of money market fund assets, with $98.8 billion in assets under management at December 31, 2000. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 25 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market fund products which are typically distributed through broker/dealers. Federated manages money market fund assets in a variety of asset classes including government ($48.0 billion), prime ($35.5 billion) and tax-free ($15.3 billion).

      Federated's distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers and investment advisers, and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed selling relationships with more than 4,000 institutions and sells its products directly to another 500 corporations and government entities. Federated uses its trained sales force of more than 180 representatives and managers across the United States to add new customer relationships and strengthen and expand existing relationships.

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

MANAGED ASSETS BY MARKET                                        Growth Rate
                                                             ------------------
(DOLLARS IN MILLIONS)               As of December 31,        3 Yr.
                                                   ---------
                               --------------------
                                 2000      1999      1998     CAGR*     2000
                               ----------------------------- ------------------

Bank Trust Market                $71,955   $63,073  $58,891    13%      14%
Broker/Dealer Market              43,462    40,769   35,232    15%       7%
Institutional Market              17,808    16,349   13,993    16%       9%
International Market               1,356     1,104        0    N/A      23%
Other                              5,003     3,525    3,437    15%      42%
                               -----------------------------

  Total Managed Assets          $139,584  $124,820 $111,553    15%      12%
                               =============================

*Compound Annual Growth Rate

Note: Certain amounts previously reported have been reclassified to conform with the current year's presentation.

      BANK TRUST MARKET. Federated pioneered the concept of providing cash management to bank trust departments through mutual funds over 25 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust(TM), to meet the evolving needs of bank trust departments. Federated's bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a staff of support personnel to offer its products and services in the bank trust market. In addition to bank trust departments, Federated provides services to bank capital markets (institutional brokerages within banks) and to other institutional customers as part of the bank trust market.

      Money market funds contain the majority of Federated's Managed Assets in the bank trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income mutual funds structured for use in the bank trust market. As of December 31, 2000, Managed Assets in the bank trust market were comprised of $62.4 billion in money market funds and cash equivalents, $5.0 billion in equity funds and $4.6 billion in fixed-income funds.

      BROKER/DEALER MARKET. Federated distributes its products in this market through a large, diversified group of approximately 2,000 national, regional, independent, and bank broker/dealers. Federated maintains a sales staff dedicated to this market, with a separate group focused on the bank broker/dealers. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use in the broker/dealer market. As of December 31, 2000, Managed Assets in the broker/dealer market were comprised of $24.5 billion in money market funds, $12.5 billion in equity funds, $6.3 billion in fixed-income funds and $0.2 billion in separate accounts.

      INSTITUTIONAL MARKET. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisors, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2000, Managed Assets in the institutional market were comprised of $10.9 billion in money market funds, $3.0 billion in separate accounts, $2.0 billion in fixed-income funds and $1.9 billion in equity funds.

      INTERNATIONAL MARKET. Federated continues to broaden distribution to areas outside of the U.S. In 1998, Federated entered into an agreement with LVM-Versicherungen (LVM), a large German insurance company, to create a joint-venture company named Federated Fonds-Service GmbH ("Federated GmbH"), to exclusively manage, distribute and market a family of mutual funds to insurance clients of LVM, as well as pursue institutional separate accounts. In early 2000, Federated GmbH launched six retail funds (Federated Unit Trust) for distribution in German speaking countries in Europe. As of December 31, 2000, Managed Assets in these funds and in separate accounts totaled $0.2 billion and $1.1 billion, respectively.

      ALTERNATIVE PRODUCTS. Over the last two years, Federated increased assets by entering into advisory agreements for three separate collateralized bond obligation (CBO) products. These products package Federated's investment management expertise into an alternative product structure and offer another source of investment advisory fee revenue. As of December 31, 2000, Managed Assets in Federated's CBOs totaled $1.0 billion. Federated plans to continue to seek opportunities to manage CBOs and other alternative products.

      Federated continues to look for new alliances and opportunities to enhance shareholder value through acquisitions. In 2000, Federated signed a definitive agreement to acquire the business of New York-based Edgemont Asset Management Corporation, the advisor for the $3.4 billion Kaufmann Fund. Upon closing the transaction, Federated will introduce the Federated Kaufmann Fund through Federated's existing distribution channels, and for the first time, this fund will become available through financial intermediaries.

      In addition, in 2000, Federated completed the acquisition of the mutual fund assets of Investment Advisers, Inc. (IAI). As a result of this transaction, Federated assumed the investment management, distribution and shareholder servicing responsibilities for 11 former IAI funds totaling $346.0 million as of the transaction date in primarily equity assets. Federated also acquired InvestLink Technologies, Inc. in 2000, a software developer and marketer of applications for recordkeeping, administration and servicing of defined contribution benefit plans.

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

      Federated provided investment advisory services to 137 funds as of December 31, 2000. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds PLC and Federated Unit Trust, which are domiciled in Dublin, Ireland. Each of Federated's U.S.-domiciled funds (with the exception of a collective investment trust) is registered under the Investment Company Act of 1940 ("Investment Company Act") and under applicable federal and state laws. Each of the funds enters into an advisory agreement. The advisory agreements are subject to annual approval by the fund directors or trustees, including a majority of the directors who are not "interested persons" of the funds or Federated as defined under the Investment Company Act. Advisory agreements are subject to periodic review by the directors or trustees of the respective funds and amendments to such agreements must be approved by the fund shareholders. A significant portion of Federated's revenue is derived from these advisory agreements which generally are terminable upon 60 days notice.

      Of these 137 funds, Federated's investment advisory subsidiaries managed 52 money market funds (and cash equivalents) totaling $98.8 billion in assets, 46 fixed-income funds with $14.3 billion in assets and 39 equity funds with $20.6 billion in assets. Appendix "A" hereto lists all of these funds, including asset levels and date of inception.

      Federated also serves as investment advisor to pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds sponsored by third parties, and other investors. These separate accounts totaled $5.9 billion in assets under management as of December 31, 2000. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

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

      The following chart shows period-end and average Administered Assets for the past three years:

ADMINISTERED ASSETS            As of and for the year ended   Growth
(DOLLARS IN MILLIONS)                  December 31,            Rate
                               ----------------------------- ----------
                                                                            2000

                                    2000      1999     1998
                               ----------------------------- ----------
Period End Administered Assets   $39,732   $41,234  $28,165     (4%)
Average Administered Assets       41,966    35,079   53,136     20%

      The decrease in 1999 average Administered Assets was due primarily to the termination of certain administration contracts in 1998 due to internalization of these functions by banks who developed the ability to provide mutual fund services through acquisitions.

      In addition, certain funds sponsored by Federated have adopted distribution plans that, subject to applicable law, provide for payment to Federated for the reimbursement of marketing expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and the Fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the fund and distributes shares of the Fund through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective Fund and is reviewed for approval annually.

      Federated also provides retirement plan recordkeeping services and trade execution and settlement services through its various subsidiaries.

COMPETITION

      The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2000, there were over 8,100 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers and other financial institutions.

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

REGULATORY MATTERS

      Substantially all aspects of Federated's business are subject to federal and state regulation and to the extent operations take place outside the United States they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances prohibition from acting as an adviser to registered investment companies. Federated's advisory companies are registered with the Securities and Exchange Commission (the "Commission") under the Advisers Act and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the Commission under the Investment Company Act. Certain wholly owned subsidiaries of Federated are registered as broker-dealers with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and with various states and are members of the National Association of Securities Dealers (the "NASD"). Their activities are regulated by the Commission, the NASD, and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the Commission pursuant to the Exchange Act. Two other subsidiaries are registered with the Commission as transfer agents. Federated Investors Trust Company is regulated by the State of New Jersey. Federated believes that it and its subsidiaries are in substantial compliance with all applicable laws and regulations. Amendments to current laws and regulations or newly promulgated laws and regulations governing Federated's operations could have a material adverse impact on Federated.

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

EMPLOYEES

      At December 31, 2000, Federated employed 1,899 persons. Federated considers its relationships with its employees to be satisfactory.

FORWARD-LOOKING INFORMATION

      THIS ANNUAL REPORT ON FORM 10-K AND THE 2000 ANNUAL REPORT TO SHAREHOLDERS CONTAIN CERTAIN "FORWARD- LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE CERTAIN UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS AND CAUTIONARY STATEMENTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF FEDERATED, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. FEDERATED CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND SHOULD BE READ IN CONJUNCTION WITH THE RISK DISCLOSURE BELOW. FEDERATED WILL NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. AS A RESULT OF THE FOREGOING, AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF FEDERATED, AND NEITHER FEDERATED NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF SUCH STATEMENTS.

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

      Many of Federated's fund products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional mutual funds are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to move their assets among various institutional funds than investors in retail mutual funds. Of Federated's 137 managed funds, 94 are sold without sales commission. Institutions are sensitive to fund investment performance, consistent adherence to investment objectives, quality of service and pricing. Federated believes that competitive pressures in the institutional fund market are increasing as a result of (i) the entry of well known managers from the retail investment industry and of low-fee investment managers, (ii) mergers and consolidation occurring in the banking industry, (iii) increased offering of proprietary funds by institutional investors such as banks, and (iv) regulatory changes affecting banks and other financial service firms.

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

      POTENTIAL ADVERSE EFFECTS OF A DECLINE IN SECURITIES MARKETS. Changes in economic or market conditions may adversely affect the profitability and performance of and demand for Federated's investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment philosophies and market strategies under prevailing market conditions. A significant portion of Federated's revenue is derived from investment advisory fees, which are based on the value of Managed Assets and vary with the type of asset being managed, with higher fees generally earned on equity and fixed-income funds than on money market funds. Consequently, significant fluctuations in the prices of securities held by, or the level of redemptions from, the funds advised by Federated may affect materially the amount of Managed Assets and thus Federated's revenue, profitability and ability to grow. Substantially all of Federated's Managed Assets are in open-end funds, which permit investors to redeem their investment at any time.

      POTENTIAL ADVERSE AFFECTS ON MONEY MARKET FUNDS RESULTING FROM INCREASES IN INTEREST RATES. Approximately 33% of Federated's revenue in 2000 was from managed money market funds. Assets in these funds are largely from institutional investors. In a period of rapidly rising interest rates, institutional investors may redeem shares in money market funds to invest directly in market issues offering higher yields. These redemptions would reduce Managed Assets, thereby reducing Federated's advisory fee revenue. Federated has been actively diversifying its products to expand its Managed Assets in equity mutual funds which may be less sensitive to interest rate increases. There can be no assurance that Federated will continue to be successful in these diversification efforts.

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

      SYSTEMS AND TECHNOLOGY RISKS. Federated utilizes software and related technologies throughout its businesses including both proprietary systems as well as those provided by outside vendors. As the century date change occurred, Federated encountered no significant problems with date-sensitive systems of its own or third party vendors in recognizing the year 2000. Unanticipated issues unrelated to the century date change could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated's business, financial condition, results of operations or business prospects.

ITEM 2 - PROPERTIES

      Federated's facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated's headquarters is located in the Federated Investors Tower, where Federated occupies approximately 345,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 60,000 square feet at other locations in Pittsburgh. Federated also leases approximately 50,800 square feet of office space for a portion of its servicing business in Rockland, Massachusetts. Federated maintains office space in Dublin, Ireland, and Frankfurt, Germany, where administrative offices for offshore funds and other international initiatives are maintained; in New York, New York, where Federated Global Investment Management Corp. and InvestLink Technologies, Inc. conduct their business; and in Gibbsboro, New Jersey, where Federated Investors Trust Company is located. Additional offices in Wilmington, Delaware are subleased by Federated.

ITEM 3 - LEGAL PROCEEDINGS

      There is currently no pending litigation of a material nature involving Federated.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.


                                        PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

      The information required by this Item is contained in Federated's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The information required by this Item is contained in Federated's 2000 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is contained in Federated's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this Item is contained in Federated's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      The information required by this Item is contained in Federated's 2000 Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required by this Item (other than the information set forth below) will be contained in Federated's Information Statement for its 2001 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of Federated as of

March 31, 2001:

NAME                                           POSITION                     AGE
----                                           --------                     ---
John F. Donahue             Chairman and Director                           76
J. Christopher Donahue      President, Chief Executive Officer and Director 51
Arthur L. Cherry            President   and   Chief   Executive    Officer, 47
                            Federated Services Company and Director

William D. Dawson III       Executive Vice  President and Chief  Investment 52
                            Officer  -  U.S.   Fixed  Income  of  Federated
                               Advisory Companies*

Thomas R. Donahue           Vice  President,   Treasurer,  Chief  Financial 42
                              Officer and Director

John B. Fisher              President  -  Institutional  Sales  Division of 44
                              Federated Securities

                               Corp. and Director

Henry A. Frantzen           Executive Vice  President and Chief  Investment 58
                                Officer - Global

                            Equity and Fixed Income of Federated Advisory Companies*

James F. Getz               President   --   Retail   Sales   Division   of 54
                           Federated Securities Corp.

                            and Director

J. Thomas Madden            Executive Vice  President and Chief  Investment 55
                            Officer  -  Domestic  Equity,  High  Yield  and
                            Asset Allocation of Federated
                               Advisory Companies*

Eugene F. Maloney           Vice President and Director                     56

John W. McGonigle           Executive Vice President, Chief Legal Officer,  62
                             Secretary and Director

Denis McAuley III           Vice President and Principal Accounting Officer 54
----------------------------

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

      Mr. Arthur L. Cherry was a trustee of the Trust from 1997 until the Merger and has been a director of Federated since the consummation of the Merger. He is the President and Chief Executive Officer of Federated Services Company, a wholly-owned subsidiary of Federated. Prior to joining Federated in January 1997, he was a managing partner of AT&T Solutions, former president of Scudder Services Corporation and a managing director of Scudder, Stevens & Clark.

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

     Mr. Denis McAuley III became Principal Accounting Officer of Federated on March 16, 2001. He also serves as Vice President of Federated and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this Item is contained in Federated's Information Statement for the 2001 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is contained in Federated's Information Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                        PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)      FINANCIAL STATEMENTS:

      The information required by this Item is contained in Federated's 2000 Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

(A)(2)      FINANCIAL STATEMENT SCHEDULES:

      Schedules for which provision are made in the applicable accounting regulations of the United States Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

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

            333-48405))

  10.22 Edgewood Services, Inc. Discretionary Line of Credit Demand Note, dated as of March 28, 2000 (incorporated by reference to Exhibit
            10.1 to the March 31, 2000 Quarterly Report on Form 10-Q (File No.

            001-14818))

  10.23 Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of March 28, 2000 (incorporated by reference to Exhibit 10.2 to the March 31, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.24 Federated Investors, Inc. Supplemental Agreement, dated as of April 20, 2000, amending the Note Purchase Agreements dated June 15, 1996 (incorporated by reference to Exhibit 10.1 to the June 30, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.25 Amendment No. 8 to Credit Agreement, dated April 14, 2000, by and among Federated Investors, Inc. and the Banks set forth therein and PNC Bank, National Association (incorporated by reference to
            Exhibit 10.2 to the June 30, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.26 Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. (Filed herewith)

  10.27 Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000 among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (Filed herewith)

  10.28 Amended and Restated Senior Secured Credit Agreement, dated as of January 23, 2001, by and among Federated Investors, Inc., the banks set forth therein, PNC Bank, National Association and The Bank of New York (Filed herewith)

  13.01 Selected Portions of 2000 Annual Report to Shareholders (Filed herewith)

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

                           FEDERATED INVESTORS, INC.


                           By: /S/ J. CHRISTOPHER DONAHUE
                               --------------------------------------
                               J. Christopher Donahue
                               President and Chief Executive Officer


                              Date:    March 22, 2001


      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                    DATE

/s/ John F. Donahue        Chairman and Director            March 22, 2001

-------------------------
John F. Donahue

/s/ J. Christopher Donahue  President, Chief Executive       March 22, 2001
                              Officer
-------------------------
J. Christopher Donahue     and Director (Principal
                           Executive Officer)



 /s/ John W. McGonigle     Director                         March 22, 2001

-------------------------
John W. McGonigle

/s/ Arthur L. Cherry       Director                         March 22, 2001

-------------------------
Arthur L. Cherry

/s/ James F. Getz          Director                         March 22, 2001

-------------------------
James F. Getz

/s/ John B. Fisher         Director                         March 22, 2001

-------------------------
John B. Fisher

       SIGNATURE                       TITLE                    DATE

/s/ Thomas R. Donahue      Chief Financial Officer and      March 22, 2001
                           Director
-------------------------
Thomas R. Donahue

/s/ Eugene F. Maloney      Director                         March 22, 2001

-------------------------
Eugene F. Maloney

/s/ Michael J. Farrell     Director                         March 22, 2001

-------------------------
Michael J. Farrell

/s/ James L. Murdy         Director                         March 22, 2001

-------------------------
James L. Murdy

  /s/ Denis McAuley III    Principal Accounting Officer     March 22, 2001

-------------------------
Denis McAuley III

                                     EXHIBIT INDEX

 Exhibit

 NUMBER                                 DESCRIPTION

  10.26 Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc.

  10.27 Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000 among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company

  10.28 Amended and Restated Senior Secured Credit Agreement, dated as of January 23, 2001, by and among Federated Investors, Inc., the banks set forth therein, PNC Bank, National Association and The Bank of New York

  13.01     Selected Portions of 2000 Annual Report to Shareholders

  21.01     Subsidiaries of the Registrant

  23.01     Consent of Ernst & Young LLP



                                      Appendix A

                                    FEDERATED FUNDS



                                        Number
                                        of Share                                          Fund
                                        Classes                      Assets as          Effective
                 FUND NAME              as of        FUND CATEGORY  of 12/31/00  LOAD      DATE
                 ---------             12/31/00       -------------  --------    ----      ----


    EQUITY FUNDS:

    FEDERATED AGGRESSIVE GROWTH FUND      3      Equity Fund -    $271,900,474   Y   11/18/1996
                                                    Growth

    FEDERATED AMERICAN LEADERS FUND       4      Equity Fund -     3,624,954,543 Y   2/26/1969
    INC.                                       Growth and Income

    FEDERATED AMERICAN LEADERS FUND II    1      Equity Fund -     485,611,608   N   12/15/1993
                                               Growth and Income

    FEDERATED ASIA PACIFIC GROWTH FUND    3   International/Global 36,219,968    Y   1/31/1996

    FEDERATED CAPITAL APPRECIATION FUND   3      Equity Fund -     943,594,621   Y   11/14/1995
                                                    Growth

    FEDERATED COMMUNICATIONS              3      Equity Fund -     533,695,604   Y   9/13/1999
    TECHNOLOGY FUND                                 Growth

    FEDERATED EMERGING MARKETS FUND       3   International/Global 61,467,864    Y   1/31/1996

    FEDERATED EQUITY INCOME FUND  INC.    4         Equity         2,946,986,963 Y   12/30/1986

    FEDERATED EQUITY INCOME FUND II       1         Equity         104,911,769   N   12/16/1996

    FEDERATED EUROPEAN GROWTH FUND        3   International/Global 82,050,575    Y   1/31/1996

    FEDERATED GLOBAL EQUITY INCOME FUND   3   International/Global 60,751,278    Y   3/8/1998

    FEDERATED GLOBAL FINANCIAL            3   International/Global 60,857,260    Y   8/24/1998
    SERVICES FUND
    FEDERATED GROWTH STRATEGIES FUND      3      Equity Fund -     1,485,874,420 Y   8/23/1984
                                                    Growth

    FEDERATED GROWTH STRATEGIES FUND II   1      Equity Fund -     132,255,742   N   9/30/1995
                                                    Growth

    FEDERATED INTERNATIONAL EQUITY        1      International     24,361,183    N   3/21/1997
    COMMINGLED TRUST                              Equity Fund

    FEDERATED INTERNATIONAL EQUITY FUND   3      International     654,697,454   Y   8/17/1984
                                                  Equity Fund

    FEDERATED INTERNATIONAL EQUITY        1      International     98,961,118    N   4/4/1995
    FUND II                                       Equity Fund
    FEDERATED INTERNATIONAL SMALL         3   International/Global 1,075,576,426 Y   1/31/1996
    COMPANY FUND
    FEDERATED INTERNATIONAL SMALL         1   International/Global  9,436,175    N   6/21/2000
    COMPANY FUND II
    FEDERATED LARGE CAP GROWTH FUND       3      Equity Fund -     786,242,649   Y   12/23/1998
                                                    Growth

    FEDERATED LARGE CAP GROWTH FUND II    1      Equity Fund -      7,205,309    N   6/21/2000
                                                    Growth

    FEDERATED MANAGED GROWTH PORTFOLIO    2    Asset Allocation    158,267,231   N   3/11/1994
                                                     Fund

    FEDERATED MANAGED CONSERVATIVE        2    Asset Allocation    175,377,787   N   3/11/1994
    GROWTH PORTFOLIO                                 Fund

    FEDERATED MANAGED MODERATE GROWTH     2    Asset Allocation    255,416,915   N   3/11/1994
    PORTFOLIO                                        Fund
    FEDERATED MARKET OPPORTUNITY FUND     3      Equity Fund -      3,424,394    Y   12/4/2000
                                               Growth and Income

    FEDERATED MAX-CAP FUND                3      Equity Fund -     2,761,904,918 N   7/2/1990
                                                   Growth and
                                                  Income/Index

    FEDERATED MID-CAP FUND                1      Equity Fund -     221,863,142   N   7/7/1992
                                                   Growth and
                                                  Income/Index

    FEDERATED MINI-CAP FUND               2      Equity Fund -     90,935,938    N   7/7/1992
                                                   Growth and
                                                  Income/Index

    FEDERATED NEW ECONOMY FUND            3      Equity Fund -     44,962,799    Y   8/30/2000
                                                    Growth

    FEDERATED SMALL CAP STRATEGIES FUND   3      Equity Fund -     307,037,989   Y   9/13/1995
                                                    Growth

    FEDERATED SMALL CAP STRATEGIES        1      Equity Fund -      6,480,630    N   5/21/1999
    FUND II                                         Growth
    FEDERATED STOCK AND BOND FUND  INC.   3        Balanced        243,793,892   N   10/31/1984
    FEDERATED STOCK TRUST                 1      Equity Fund -     1,404,692,517 N   3/31/1982
                                               Growth and Income

    FEDERATED UTILITY FUND  INC.          4      Equity Fund -     1,045,024,398 Y   5/29/1987
                                               Domestic Utility

    FEDERATED UTILITY FUND II             1      Equity Fund -     174,820,660   N   12/15/1993
                                               Domestic Utility

    FEDERATED WORLD UTILITY FUND          3      International     139,769,425   Y   4/12/1994
                                                  Equity Fund

    LVM EUROPA-AKTIEN                     1   International/Global 42,345,530    Y   1/26/2000
    LVM INTER-AKTIEN                      1   International/Global 41,622,490    Y   1/26/2000
    LVM PROFUTUR                          1   International/Global 35,861,846    Y   1/26/2000

                                                                   -----------
    TOTAL EQUITY FUNDS                                             $20,641,215,504

                                                                   -----------

    FIXED INCOME FUNDS:

    CAPITAL PRESERVATION FUND             1        Short-Term     $638,205,939   N    8/1/1988
                                              Corporate Bond Fund
                                                  - High Grade

    FEDERATED LIMITED DURATION            2     Government Bond    89,960,230    Y    3/2/1992
    GOVERNMENT FUND                                  Fund

    FEDERATED ARMS FUND                   2     Adjustable Rate    295,566,242   N    12/3/1985
                                              Mortgage-Backed Fund

    FEDERATED BOND FUND                   4   Long Corporate Bond  887,623,718   Y    6/27/1995
                                               Fund - High Grade

    FEDERATED CALIFORNIA MUNICIPAL        2   Municipal Bond Fund  63,578,683    Y    11/24/1992
    INCOME FUND

    FEDERATED FUND FOR U.S. GOVERNMENT    3     Mortgage Backed    1,095,559,606 Y    10/6/1969
    SECURITIES  INC                                  Fund

    FEDERATED FUND FOR U.S. GOVERNMENT    1     Mortgage Backed    159,732,341   N    12/15/1993
    SECURITIES II                                    Fund

    FEDERATED GNMA TRUST                  2     Mortgage Backed    809,772,668   N    3/23/1982
                                                     Fund

    FEDERATED GOVERNMENT INCOME           4     Mortgage Backed    1,080,302,493 Y    8/2/1996
    SECURITIES  INC.                                 Fund

    FEDERATED GOVERNMENT ULTRASHORT       2     Government Bond    186,365,878   N    9/29/1999
    FUND                                             Fund

    FEDERATED HIGH INCOME ADVANTAGE       1     High Yield Fund    62,427,143    Y    9/20/1993
    FUND

    FEDERATED HIGH INCOME BOND FUND       3     High Yield Fund    1,713,257,731 Y    11/30/1977
    INC.

    FEDERATED HIGH INCOME BOND FUND II    2     High Yield Fund    214,686,954   N    12/15/1993

    FEDERATED HIGH YIELD TRUST            1     High Yield Fund    587,982,372   N    8/23/1984

    FEDERATED INCOME TRUST                2     Mortgage Backed    636,087,551   N    3/30/1982
                                                     Fund

    FEDERATED INTERMEDIATE INCOME FUND    2   General Investment   326,204,632   N    12/8/1993
                                                     Grade

    FEDERATED INTERMEDIATE MUNICIPAL      1   Municipal Bond Fund  171,343,981   N    12/26/1985
    TRUST

    FEDERATED INTERNATIONAL HIGH          3   International Bond   82,392,558    Y    9/9/1996
    INCOME FUND                                      Fund

    FEDERATED INTERNATIONAL BOND FUND     3   International Bond   82,204,079    Y    5/15/1991
                                                     Fund

    FEDERATED LIMITED DURATION FUND       2     Mortgage Backed    108,657,458   N    9/16/1996
                                                     Fund

    FEDERATED LIMITED TERM FUND           2        Short-Term      118,952,460   Y    12/24/1991
                                              Corporate Bond Fund
                                                  - High Grade

    FEDERATED LIMITED TERM MUNICIPAL      2   Municipal Bond Fund  67,257,788    Y    8/31/1993
    FUND

    FEDERATED MANAGED INCOME PORTFOLIO    2    Asset Allocation    108,244,228   N    3/11/1994
                                                     Fund

    FEDERATED MICHIGAN INTERMEDIATE       1   Municipal Bond Fund  94,083,281    Y    9/9/1991
    MUNICIPAL TRUST

    FEDERATED MORTGAGE FUND               2   US Government Int.   92,084,508    N    6/30/1998
                                                  Muni. Bond

    FEDERATED MUNICIPAL OPPORTUNITIES     4   Municipal Bond Fund  379,452,144   Y    5/3/1996
    FUND  INC.

    FEDERATED MUNICIPAL SECURITIES        3   Municipal Bond Fund  542,187,432   N    10/4/1976
    FUND  INC.

    FEDERATED MUNICIPAL ULTRASHORT FUND   2   Municipal Bond Fund  22,093,268    N    10/23/2000

    FEDERATED NEW YORK MUNICIPAL          1   Municipal Bond Fund  21,701,573    Y    11/24/1992
    INCOME FUND

    FEDERATED NORTH CAROLINA MUNICIPAL    1   Municipal Bond Fund  44,779,893    Y    6/4/1999
    INCOME FUND

    FEDERATED OHIO MUNICIPAL INCOME       1   Municipal Bond Fund  75,027,516    Y    10/10/1990
    FUND

    FEDERATED PENNSYLVANIA MUNICIPAL      2   Municipal Bond Fund  230,720,728   Y    10/10/1990
    INCOME FUND

    FEDERATED QUALITY BOND FUND II        1        Short-Term      118,811,758   N    4/21/1999
                                              Corporate Bond Fund
                                                  - High Grade

    FEDERATED SHORT-TERM INCOME FUND      2        Short-Term      177,244,215   N    7/1/1986
                                              Corporate Bond Fund
                                                  - High Grade

    FEDERATED SHORT-TERM MUNICIPAL        2   Municipal Bond Fund  179,530,076   N    8/20/1981
    TRUST

    FEDERATED STRATEGIC INCOME FUND       4        Balanced        804,064,618   Y    4/5/1994

    FEDERATED STRATEGIC INCOME FUND II    1        Balanced        16,015,112    N    5/21/1999

    FEDERATED TOTAL RETURN BOND FUND      2     Mortgage Backed    337,608,877   N    1/19/1994
                                                     Fund

    FEDERATED U.S.GOVERNMENT BOND FUND    1     Mortgage Backed    136,683,102   N    12/2/1985
                                                     Fund

    FEDERATED ULTRASHORT BOND FUND        2    US Government ST    217,498,167   N    10/27/1998

    FEDERATED US GOVERNMENT SECURITIES    2     Government Bond    430,309,185   N    3/15/1984
    FUND: 1-3 YEARS                                  Fund

    FEDERATED US GOVERNMENT SECURITIES    2     Government Bond    581,595,584   N    2/18/1983
    FUND: 2-5 YEARS                                  Fund

    FEDERATED TOTAL RETURN GOVERNMENT     2     Government Bond    84,404,775    N    9/13/1995
    BOND FUND                                        Fund

    LVM EURO-KURZLAUFER                   1   International/Global 28,131,405    Y    1/26/2000

    LVM EURO-RENTEN                       1   International/Global 35,103,500    Y    1/26/2000

    LVM INTER-RENTEN                      1   International/Global 32,551,639    Y    1/26/2000

                                                                   -----------
    TOTAL FIXED-INCOME FUNDS                                       $
                                                                   14,268,049,089

                                                                   -----------
                                                                   -----------
    TOTAL NON-MONEY MARKET FUNDS                                   $
                                                                   34,909,264,593

                                                                   -----------

    MONEY MARKET FUNDS:

    ALABAMA MUNICIPAL CASH TRUST          1     Municipal Money   $229,217,607   N    12/1/1993
                                                    Market

    ARIZONA MUNICIPAL CASH TRUST          1     Municipal Money    66,794,411    N    5/30/1998
                                                    Market

    AUTOMATED CASH MANAGEMENT TRUST       2   Prime Money Market   4,461,366,125 N    9/19/1996
                                                     Fund

    AUTOMATED GOVERNMENT CASH RESERVES    1    Government Money    709,653,747   N    2/2/1990
                                                  Market Fund

    AUTOMATED GOVERNMENT MONEY TRUST      1    Government Money    1,726,706,212 N    6/1/1982
                                                  Market Fund

    AUTOMATED TREASURY CASH RESERVES      1    Government Money    263,492,036   N    8/5/1991
                                                  Market Fund

    CALIFORNIA MUNICIPAL CASH TRUST       3     Municipal Money    787,123,858   N    2/29/1996
                                                    Market

    CONNECTICUT MUNICIPAL CASH TRUST      1     Municipal Money    284,631,051   N    11/1/1989
                                                    Market

    EDWARD D. JONES DAILY PASSPORT        1    Government Money    10,327,817,381N    5/9/1980
    CASH TRUST                                    Market Fund

    FEDERATED MASTER TRUST                1   Prime Money Market   424,662,154   N    12/16/1977
                                                     Fund
    FEDERATED PRIME MONEY FUND II         1   Prime Money Market   154,591,513   N    12/15/1993
                                                     Fund

    FEDERATED SHORT-TERM EURO FUND        1   Prime Money Market   110,538,840   N    11/9/1999
                                                     Fund

    FEDERATED SHORT-TERM U.S.             1    Government Money    285,239,846   N    4/16/1987
    GOVERNMENT TRUST                              Market Fund

    FEDERATED SHORT-TERM U.S. PRIME       2    Government Money    812,949,842   N    9/20/1993
    FUND                                          Market Fund

    FEDERATED SHORT-TERM U.S.GOVT         3    Government Money    1,381,410,827 N    1/18/1991
    SECURITIES FUND                               Market Fund

    FEDERATED SHORT-TERM U.S.TREASURY     1    Government Money    923,669,536   N    4/16/1992
    SECURITIES FUND                               Market Fund

    FEDERATED TAX-FREE TRUST              1     Municipal Money    522,456,891   N    3/6/1979
                                                    Market

    FLORIDA MUNICIPAL CASH TRUST          2     Municipal Money    1,049,640,057 N    11/16/1995
                                                    Market

    GEORGIA MUNICIPAL CASH TRUST          1     Municipal Money    280,959,683   N    8/14/1995
                                                    Market

    GOVERNMENT CASH SERIES                1    Government Money    725,193,929   N    8/15/1989
                                                  Market Fund

    GOVERNMENT OBLIGATIONS FUND           2    Government Money    8,334,502,757 N    12/11/1989
                                                  Market Fund

    GOVERNMENT OBLIGATIONS TAX MANAGED    2    Government Money    4,285,031,831 N    5/7/1995
    FUND                                          Market Fund

    LIBERTY U.S. GOVERNMENT MONEY         2    Government Money    806,024,364   N    6/6/1980
    MARKET TRUST                                  Market Fund

    LIQUID CASH TRUST                     1    Government Money    229,103,015   N    12/12/1980
                                                  Market Fund

    MARYLAND MUNICIPAL CASH TRUST         1     Municipal Money    86,436,497    N    5/4/1994
                                                    Market

    MASSACHUSETTS MUNICIPAL CASH TRUST    2     Municipal Money    964,185,399   N    2/22/1993
                                                    Market

    MICHIGAN MUNICIPAL CASH TRUST         2     Municipal Money    245,205,368   N    2/29/1996
                                                    Market

    MINNESOTA MUNICIPAL CASH TRUST        2     Municipal Money    506,626,323   N    12/31/1990
                                                    Market

    MONEY MARKET MANAGEMENT  INC.         1   Prime Money Market   81,483,608    N    2/25/1993
                                                     Fund

    MONEY MARKET TRUST                    1   Prime Money Market   352,345,579   N    10/13/1978
                                                     Fund

    MUNICIPAL CASH SERIES                 1     Municipal Money    498,298,000   N    8/15/1989
                                                    Market

    MUNICIPAL CASH SERIES II              1     Municipal Money    451,256,920   N    1/25/1991
                                                    Market

    MUNICIPAL OBLIGATIONS FUND            3     Municipal Money    645,916,199   N    2/5/1993
                                                    Market

    NEW JERSEY MUNICIPAL CASH TRUST       2     Municipal Money    190,875,902   N    12/10/1990
                                                    Market

    NEW YORK MUNICIPAL CASH TRUST         2     Municipal Money    919,962,713   N    5/30/1994
                                                    Market

    NORTH CAROLINA MUNICIPAL CASH TRUST   1     Municipal Money    251,077,785   N    12/1/1993
                                                    Market

    OHIO MUNICIPAL CASH TRUST             3     Municipal Money    373,004,933   N    3/26/1991
                                                    Market

    PENNSYLVANIA MUNICIPAL CASH TRUST     3     Municipal Money    441,443,147   N    12/21/1990
                                                    Market

    PRIME CASH OBLIGATIONS FUND           3   Prime Money Market   5,011,882,780 N    2/5/1993
                                                     Fund

    PRIME CASH SERIES                     1   Prime Money Market   5,716,707,247 N    8/15/1989
                                                     Fund

    PRIME OBLIGATIONS FUND                2   Prime Money Market   13,922,867,120N    7/5/1994
                                                     Fund

    PRIME VALUE OBLIGATIONS FUND          3   Prime Money Market   4,450,779,980 N    2/5/1993
                                                     Fund

    TAX-FREE INSTRUMENTS TRUST            2     Municipal Money    2,142,622,030 N    12/21/1982
                                                    Market

    TAX-FREE OBLIGATIONS FUND             2     Municipal Money    4,024,193,650 N    12/11/1989
                                                    Market

    TREASURY CASH SERIES                  1    Government Money    641,706,841   N    2/5/1990
                                                  Market Fund

    TREASURY CASH SERIES II               1    Government Money    136,148,570   N    1/25/1991
                                                  Market Fund

    TREASURY OBLIGATIONS FUND             3    Government Money    12,086,290,233N    4/14/1997
                                                  Market Fund

    TRUST FOR GOVERNMENT CASH RESERVES    1    Government Money    324,711,027   N    3/30/1989
                                                  Market Fund

    TRUST FOR SHORT-TERM U.S.             1    Government Money    530,212,510   N    12/29/1975
    GOVERNMENT SECURITIES                         Market Fund

    TRUST FOR U.S. TREASURY OBLIGATIONS   1    Government Money    975,538,409   N    11/8/1979
                                                  Market Fund

    U.S. TREASURY CASH RESERVES           2    Government Money    3,141,318,088 N    5/14/1991
                                                  Market Fund

    VIRGINIA MUNICIPAL CASH TRUST         2     Municipal Money    319,953,301   N    8/30/1993
                                                    Market

                                                                   -----------
    TOTAL MONEY MARKET FUNDS                                       $98,615,827,672

                                                                   -----------


                                        ------                     -----------
    MANAGED FUND TOTAL                   262                       $133,525,092,265
                                        ------                     -----------

    Other Managed Assets*                                          6,058,570,871
                                                                   -----------

                                                                   -----------
    TOTAL MANAGED ASSETS                                           $139,583,663,136
                                                                   ===========

    Summary:
    Total Number of Load Funds: 43
    Total Number of No-Load Funds:  94
    Total Number of Funds:  137


    *Other Managed Assets include Separate Account and Repo
    Assets