Form 10-Q
period 2001-03-31
FEDERATED INVESTORS INC /PA/
filed 2001-05-14
CIK 1056288

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 2001
                                    ------------------------------------------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 7, 2001, the Registrant had outstanding 9,000 shares of Class A Common Stock and 117,031,641 shares of Class B Common Stock.


                               Federated Investors, Inc.

                                       Form 10-Q
                              For the Three Months Ended
                                    March 31, 2001



                                   Table of Contents

                                                                 Page No.

Part I.           Financial Information

      Item 1.     Financial Statements

            Consolidated Balance Sheets at
            March 31, 2001, and December 31, 2000                         3

            Consolidated Statements of Income
            for the Three Months Ended
            March 31, 2001 and 2000                                       4

            Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 2001 and 2000                                       5

            Notes to Consolidated Financial Statements                    6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9

      Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  13


Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of
                  Regulation S-K                                         13
(b)   Reports on Form 8-K                                                13

Signatures                                                               14

Part I, Item I.  Financial Statements




Federated Investors, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)                                                    March 31,  December 31,
                                                                 2001        2000
                                                               ---------- -----------
Current Assets:
   Cash and cash equivalents                             $       223,032   $ 149,920
   Securities available for sale                                  31,832      85,305
   Receivables, net of reserve of $89 and $86, respectively       35,724      36,943
   Accrued revenues                                                6,374       6,594
   Prepaid expenses                                                3,343       3,156
   Current deferred tax asset, net                                 2,814       2,349
   Other current assets                                              673         280
                                                               ---------- -----------
               Total current assets                               303,792     284,547
                                                               ---------- -----------

Long-Term Assets:
   Goodwill, net of accumulated amortization of $19,693
     and $18,949, respectively                                    31,354      32,099
   Other intangible assets, net of accumulated amortization
     of $18,793 and $17,527, respectively                         13,649      14,878
   Deferred sales commissions, net of accumulated
amortization of $149,057 and $136,409, respectively              297,357
                                                                             315,612
   Property and equipment, net of accumulated depreciation
of $41,470 and $39,479, respectively                              36,098      36,406
   Other long-term assets
                                                                  21,301      21,208
                                                               ---------- -----------
               Total long-term assets
                                                                 399,759     420,203
                                                               ---------- -----------
                    Total assets
                                                               $ 703,551  $  704,750
                                                               ========== ===========

Current Liabilities:
   Cash overdraft                                              $   4,604   $   1,090
   Current portion of long-term debt - recourse                   14,287      14,280
   Accrued expenses                                               35,755      56,806
   Accounts payable                                               30,438      30,161
   Income taxes payable                                           20,970       8,162
   Other current liabilities                                       9,126       5,023
                                                               ---------- -----------
               Total current liabilities                         115,180     115,522
                                                               ---------- -----------

Long-Term Liabilities:
   Long-term debt - recourse                                      70,083      70,174
   Long-term debt - nonrecourse                                  304,976     323,818
   Long-term deferred tax liability, net                          39,077      40,565
   Other long-term liabilities                                     6,230       6,265
                                                               ---------- -----------
               Total long-term liabilities                       420,366     440,822
                                                               ---------- -----------
                    Total liabilities                            535,546     556,344
                                                               ---------- -----------

Minority interest                                                   91         538
                                                               ---------- -----------

Shareholders' Equity :
   Common stock :
      Class A, no par value, 20,000 shares authorized, 9,000         189         189
shares issued and outstanding
      Class B, no par value, 900,000,000 shares authorized,
129,505,456 shares issued                                         78,334      75,287
   Retained earnings
                                                                 300,772     263,456
   Treasury stock, at cost, 12,808,147 and 12,384,647 shares   (206,742)   (187,582)
Class B common stock, respectively
   Employee restricted stock plan
                                                                   (668)       (736)
   Accumulated other comprehensive income
                                                                 (3,971)     (2,746)
                                                               ---------- -----------
               Total shareholders' equity
                                                                 167,914     147,868
                                                               ---------- -----------
                    Total liabilities, minority interest,
and shareholders' equity                                       $ 703,551  $  704,750
                                                               ========== ===========



(The accompanying notes are an integral part of these consolidated financial statements.)

Federated Investors, Inc.
Consolidated Statements of Income                   Three Months
                                                        Ended
(dollars in thousands, except per share data)         March 31,
                                                  ------------------
(unaudited)                                        2001      2000
                                                  -------  ---------

Revenue:
     Investment-advisory fees,
          net-Federated funds                  $  93,447  $  89,863
     Investment-advisory fees, net-other           3,555      3,103
     Administrative-service fees,
          net-Federated funds                     24,601     21,238
     Administrative-service fees, net-other        5,221      6,027
     Other service fees, net-Federated funds      32,444     34,842
     Other service fees, net-other                 6,711      7,181
     Commission income                             1,067      1,604
     Interest and dividends                        4,498      4,710
     Loss on sale of securities available for
sale                                               (496)      (351)
     Other income, net
                                                     366        656
                                                  -------  ---------
          Total revenue
                                                  171,414   168,873
                                                  -------  ---------

Operating Expenses:
     Compensation and related                     39,645     42,831
     Advertising and promotional                  15,815     15,170
     Systems and communications                    7,490      6,829
     Professional service fees                     6,980      6,493
     Office and occupancy                          6,462      6,143
     Travel and related                            3,219      3,011
     Amortization of deferred sales
           commissions                            12,648     14,799
     Amortization of intangible assets             2,011      1,795
     Other                                         1,444      1,880
                                                  -------  ---------
          Total operating expenses                95,714     98,951
                                                  -------  ---------

Operating income                                   75,700     69,922
                                                  -------  ---------

Nonoperating Expenses:
     Debt expense - recourse                       1,797      2,229
     Debt expense - nonrecourse                    6,146      6,160
                                                  -------  ---------
          Total nonoperating expenses              7,943      8,389
                                                  -------  ---------
Income before minority interest and income taxes  67,757     61,533
Minority interest                                  2,648      2,534
                                                  -------  ---------
Income before income taxes                        65,109     58,999
Income tax provision                              23,465     21,351
                                                  -------  ---------
Net income                                     $  41,644   $ 37,648
                                                  =======  =========

Earnings per share:
     Basic                                      $   0.36 $     0.31
                                                  =======  =========
     Diluted                                    $   0.35 $     0.30
                                                  =======  =========
Cash dividends per share                        $  0.037 $    0.028
                                                  =======  =========

Per share amounts have been restated to reflect the three-for-two stock split paid in July 2000.
(The accompanying notes are an integral part of these consolidated financial statements.)

Federated Investors, Inc.
Consolidated Statements of Cash Flows                   Three Months
                                                            Ended
(dollars in thousands)                                    March 31,
                                                      ------------------
(unaudited)                                            2001      2000
                                                      --------  --------

Operating Activities:
   Net income                                       $  41,644 $  37,648
   Adjustments to reconcile net income to net
cash provided by
     operating activities:
     Amortization of intangible assets                  2,011     1,795
     Depreciation and other amortization                2,263     1,951
     Amortization of deferred sales commissions        12,648    14,799
     Minority interest                                  2,648     2,534
     (Gain) loss on disposal of assets                  (670)       183
     (Benefit) provision for deferred income            (711)     3,268
taxes
     Tax benefit from exercise of stock options         2,540         0
     Deferred sales commissions paid                  (20,428)  (51,358)
     Contingent deferred sales charges received        10,085    13,305
     Proceeds from sale of certain future              17,134         0
revenues
     Other changes in assets and liabilities:
       Decrease in receivables, net                     1,172     1,389
       Increase in other assets                       (1,760)   (2,228)
       Decrease in accounts payable and accrued       (20,774)  (8,908)
expenses
       Increase in income taxes payable                12,808    16,776
       Increase in other current liabilities            7,617     5,113
       Increase in other long-term liabilities              6       307
                                                      --------  --------

     Net cash provided by operating activities         68,233    36,574
                                                      --------  --------

Investing Activities:
   Additions to property and equipment                (1,784)   (1,677)
   Proceeds from disposal of property and                  25       158
equipment
   Cash paid for business acquisitions and               (38)   (2,527)
joint venture
   Purchases of securities available for sale           (504)     (561)
   Proceeds from redemptions of securities             52,354       941
available for sale                                   --------  --------

     Net cash provided (used) by investing             50,053   (3,666)
activities
                                                      --------  --------

Financing Activities:
   Distributions to minority interest                 (3,095)   (2,702)
   Dividends paid                                     (4,328)   (3,422)
   Proceeds from exercise of options                      367         0
   Purchase of treasury stock                         (19,192) (26,913)
   Proceeds from new borrowings - nonrecourse           3,509    43,717
   Payments on debt - recourse                           (84)      (70)
   Payments on debt - nonrecourse                     (22,351) (27,948)
                                                      --------  --------

     Net cash used by financing activities            (45,174)  (17,338)
                                                      --------  --------

Net increase in cash and cash equivalents              73,112    15,570
Cash and cash equivalents, beginning of period        149,920   171,490
                                                      --------  --------

Cash and cash equivalents, end of period            $ 223,032 $ 187,060
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

     These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 2000. Certain items previously reported have been reclassified to conform with the current year's presentation.

    (b)   Recent Accounting Pronouncements

     On April 1, 2001, Federated adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 states that interest income earned on retained or purchased beneficial interests in securitized financial assets should be recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income should be revised prospectively for changes in cash flows. Additionally, impairment should be recognized if the fair value of the beneficial interest has declined below its carrying amount and the decline is other than temporary. Because the book value of Federated's asset-backed securities was less than or equal to the fair value of those investments on April 1, 2001, Federated did not recognize a transition adjustment as a result of adopting this statement.


(2)   Long-Term Debt - Recourse

      Federated's long-term debt - recourse consisted of the following:
                                     Interest    March 31,     December
                                                                  31,
                                       Rate        2001          2000
                                     ---------  ------------   ----------
                                                     (in thousands)
Recourse Debt:
     Senior Secured Note              7.96%   $      84,000  $    84,000
Purchase Agreements
     Capitalized leases              7.1%-8.5%          370          454
                                                ------------   ----------
            Total recourse debt                      84,370       84,454
     Less current portion                            14,287       14,280
                                                ------------
                                                ------------   ----------
     Total long-term debt -                   $      70,083  $    70,174
recourse
                                                ============   ==========





 (3)  Long-Term Debt - Nonrecourse

     Federated sells the rights to receive future 12b-1 fees, shareholder service fees and contingent deferred sales charges on Class B shares of various mutual funds we manage. For accounting purposes, certain transactions executed under the sales agreements are reflected as financings, and various tranches of nonrecourse debt have been recorded. Below is the activity of the nonrecourse debt tranches:

                                               (in thousands)
                                 -------------------------------------------
                    Interest     Balance     Additional             Balance
Tranche               Rate       12/31/2000  Financings             3/31/2001
                                                        Payments
------------------ -----------   ---------   --------   --------    --------
1997-1 Class A       7.44%     $   36,418  $       0  $   4,224   $  32,194
       Class B       9.80%          9,700          0          0       9,700

Financings 10/97
through 9/00         6.68% - 8.60% 274,949          0     17,952     256,997

Financings 10/00
through 3/01        8.60%          2,751      3,509        175       6,085
                                 ---------   --------   --------    --------
                               $  323,818  $   3,509  $  22,351   $ 304,976
                                 =========   ========   ========    ========


(4)    Common Stock

(a)   Cash Dividends and Stock Repurchases

     Federated's recourse debt agreements contain restrictions on payments of dividends and purchases of treasury stock. The more restrictive of the agreements limits cash payments for these purposes to $5.0 million plus 50% of net income during the period from January 1, 1996, to and including the payment date, less certain payments for dividends and stock repurchases. As of March 31, 2001, approximately $65.4 million was available to pay dividends or repurchase stock under the more restrictive limitation.

     Cash dividends of $0.037 per share or approximately $4.3 million were paid in the first quarter of 2001 to holders of common shares. Additionally, on April 25, 2001, the board of directors declared a dividend of $0.046 per share to be paid on May 15, 2001, to shareholders of record as of May 7, 2001. As of March 31, 2001, under Federated's current share buyback program, Federated can repurchase approximately 3.7 million additional shares subject to the cash payment limit imposed by Federated's debt covenants.

(b)   Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of March 31, 2001, a total of 38,894 shares had been purchased by employees in this plan.

(5)   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended
                                                  March 31,
                                             ---------------------
                                               2001        2000
                                             ---------   ---------
                                        (in thousands, except per share data)
Numerator:
     Net income                           $    41,644  $  37,648
                                             =========   =========

Denominator:
     Basic weighted-average shares
     outstanding                              115,154     120,085

     Dilutive potential shares from             5,160       4,175
     stock-based compensation               ---------   ---------
     Diluted weighted-average shares
     outstanding                              120,314     124,260
                                             =========   =========

     Basic earnings per share                $   0.36   $    0.31
                                             =========   =========
     Diluted earnings per share              $   0.35   $    0.30
                                             =========   =========

Per share amounts have been restated to reflect the three-for-two stock split paid in July 2000.


(6)   Comprehensive Income

     Comprehensive   income  was  $40.4   million  and  $37.4  million  for  the
three-month periods ended March 31, 2001 and 2000, respectively.


(7)   Business Combination

     On April 20, 2001, Federated completed the acquisition of substantially all of the assets of Edgemont Asset Management Corporation, the former advisor of the $3.2 billion Kaufmann Fund. The purchase price included consideration of approximately $170.8 million in cash payments and 315,732 shares of Federated Class B common stock valued at approximately $8.9 million. The acquisition agreement provides for additional purchase price payments and incentive compensation payments based upon the achievement of specified revenue growth over the next six years. These payments could aggregate to approximately $200 million if revenue targets are met.

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, primarily intangible assets, as well as the results of those assets will be included in Federated's consolidated financial statements beginning on the date of acquisition.


     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



   Asset Highlights

      Managed and Administered Assets
      at Period End                        As of March 31,
      (in millions)                       ------------------  Percent
                                            2001      2000     Change
                                           --------  --------  --------
      Money market funds              $    106,990 $ 82,438        30%
      Equity funds                         18,249    23,431       (22%)
      Fixed-income funds                   15,112    15,041         0%
      Separate accounts                     6,096     4,453        37%
                                           --------  --------
               Total managed assets   $    146,447 $ 125,363       17%
                                           ========  ========

               Total administered     $    41,870  $ 44,691        (6%)
               assets                      ========  ========

      Average Managed and
      Administered Assets
      (in millions)                      Three Months Ended
                                               March 31,       Percent
                                           ------------------
                                            2001      2000     Change
                                           --------  --------  --------
      Money market funds               $   105,552 $ 83,127        27%
      Equity funds                         19,881    22,070       (10%)
      Fixed-income funds                   14,992    15,453        (3%)
      Separate accounts                     6,137     4,633        32%
                                           --------  --------
             Total average managed     $   146,562 $ 125,283       17%
             assets                        ========  ========

             Total average             $   42,077  $ 43,539        (3%)
             administered assets           ========  ========


      Components of Changes in Equity and Fixed-Income Fund
      Managed Assets
      (in millions)
                                             Three Months
                                                 Ended
                                               March 31,
                                           ------------------
                                            2001      2000
                                           --------  --------
      Equity
      Funds
                Beginning assets         $ 20,641  $ 20,941
                     Sales                  1,668     3,749
                     Redemptions           (1,738)   (2,287)
                                           --------  --------
                               Net            (70)    1,462
                     (redemptions) sales
                     Net exchanges            (65)      153
                     Other*                (2,257)      875
                                           --------  --------
                                           --------  --------
                Ending assets            $ 18,249   $ 23,431
                                           ========  ========

      Fixed-Income Funds
                Beginning assets         $ 14,268   $15,857
                                           --------  --------
                     Sales                  1,959     1,022
                     Redemptions           (1,398)   (1,647)
                                           --------  --------
                               Net            561      (625)
                     sales (redemptions)
                     Net exchanges            (13)     (203)
                     Other*                   296        12
                                           --------  --------
                                           --------  --------
                Ending assets            $ 15,112   $15,041
                                           ========  ========

-------------------------------------------------------------------------------

     * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

     The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management's discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2000.


   Results of Operations

     General. Federated is a leading provider of investment management products and related financial services. The majority of our revenue is derived from advising, distributing and servicing Federated mutual funds, separately managed accounts and other related products, in both domestic and international markets. We also derive revenue through servicing third-party mutual funds.


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

     The table below presents the highlights of our operations for the three-month periods ended March 31, 2001 and 2000:

                                       Three months ended
                                          March 31,          Percent
                                        2001   2000   Change Change
       --------------------------------------------------------------
       Net income (in millions)         $41.6  $37.6   $4.0     11%

       Earnings per share*
                  Basic                 $0.36  $0.31    $0.05   16%
                  Diluted               $0.35  $0.30    $0.05   17%

       Revenue (in millions)
         Revenue from managed assets   $155.1 $150.7   $4.4     3%
         Service-related revenue from  11.9   13.2   (1.3)      (10%)
          sources other than
               managed assets
             Other                      4.4    5.0      (0.6)   (12%)
             Total Revenue              $171.4 $168.9   $2.5    1%
       Operating margin                 44.2%  41.4%    2.8%    7%

       --------------------------------------------------------------


     * Per share amounts have been restated to reflect the three-for-two stock split paid in July 2000.

     Net Income. Net income for the three-month period ended March 2001 increased 11% compared to the same period last year. The increase reflects increased revenue from managed assets as a result of significant growth in money market fund assets and improved operating margins. Diluted earnings per share for the first quarter 2001 increased 17% compared to the same period of 2000 due to increased net income and reduced weighted-average diluted shares resulting from stock repurchases during 2000 and the first quarter 2001.

     Revenue. Revenue for the first quarter 2001 increased $2.5 million as compared to the same period of 2000 as a result of strong growth in Federated's money market fund assets. Due largely to depreciation in the market value of equity fund managed assets, equity fund assets decreased $5.2 billion or 22% compared to March 31, 2000. However, total average managed assets climbed from $125.3 billion for the first quarter 2000 to $146.6 billion for the first quarter of 2001 as Federated's money market funds benefited from a more favorable interest rate environment, the tendency of investors to increase their allocation to cash during periods of significant equity market fluctuations and an increase in customer relationships among corporations, universities, government entities and broker/dealer organizations. Revenue from managed assets increased as a result of growth in average assets, but to a lesser degree than the growth in assets due to a shift in asset mix from equity products, which earn higher-than-average fees per invested dollar, to money market funds.

     Operating Expenses. Operating expenses for the three-month periods ended March 31, 2001 and 2000 are set forth in the following table:

                                       Three months
                                           ended
                                        March 31,          Percent
                                       -------------
     (in millions)                     2001   2000   Change Change
     -------------------------------------------------------------
     Operating Expenses
            Compensation and related   $39.6  $42.8  $(3.2)  (7%)
            Advertising and             15.8   15.2    0.6     4%
     promotional
            Amortization of deferred    12.7   14.8  (2.1)  (14%)
     sales commissions
            Other                       27.6   26.2    1.4     5%
                                       ---------------------------
                        Total          $95.7  $99.0  $(3.3)  (3%)
     Operating Expenses
                                       ===========================

     Total operating expenses for the three-month period ended March 31, 2001, decreased $3.3 million as compared to the same period last year. This decrease primarily reflects decreases in incentive compensation and the amortization of deferred sales commissions, both of which were due largely to reduced sales and lower average asset values for equity products. All other expenses combined for the three-month period ended March 31, 2001, have remained relatively unchanged as compared to the same period last year.

     Income Taxes. The income tax provision for the three-month period ended March 31, 2001 was $23.5 million as compared to $21.4 million for the same period of 2000. The effective tax rate was 36.0% and 36.2% for the first quarter 2001 and 2000, respectively.


  Financial Condition, Capital Resources and Liquidity

     Deferred Sales Commissions and Nonrecourse Debt. Federated finances up-front commissions paid to broker/dealers on the sale of B shares through the sale of the rights to future revenue streams associated with B-share deferred sales commissions. Under Federated's first B-share financing arrangement that expired September 30, 2000, sales were accounted for as financings for reporting purposes and nonrecourse debt was recorded. In October 2000, as a result of entering into a new financing arrangement, Federated began accounting for the sale of certain B-share-related future revenue streams as true sales and continued to account for the sale of the rights to future servicing fees on the B shares as financings. Deferred sales commissions and nonrecourse debt decreased $18.3 million and $18.8 million, respectively, in the first quarter 2001. These decreases reflect fewer additions to the asset and nonrecourse debt balances for new B-share sales as a result of the change in accounting treatment that accompanied the new financing arrangement, as well as continued asset amortization and debt servicing. The following table presents the effects of the B-share financing programs on the Consolidated Balance Sheets at March 31, 2001, and December 31, 2000:

      (in millions)
                                                       2001            2000
      -------------------------------------------------------------------------
      March 31 and December 31, respectively
      Assets
           Deferred sales commissions, net*            $288.5       $305.5
           Receivables                                    7.3          7.5
           Other assets                                   1.4          2.6
      Liabilities
           Long-term debt - nonrecourse                $305.0       $323.8
           Accounts payable                               5.9          6.1

      -------------------------------------------------------------------------
      -------------------------------------------------------------------------
      * Excludes deferred sales commissions related to B-share revenue streams that have not been financed as of the end of the period due to the timing of the sale of the revenue streams to the third party.

     Due to the nonrecourse nature of these financing arrangements, the $13.7 million excess of B-share-related liabilities over the related assets at March 31, 2001, will be recognized in income over the remaining life of certain B-share cash flows.

     Shareholders' Equity. Shareholders' equity increased by $20.0 million in the first quarter 2001 primarily as a result of net income partially offset by treasury stock purchases and dividends declared. During the first quarter 2001, Federated purchased 708,500 shares of Class B common stock for approximately $19.2 million under the stock repurchase program. As of March 31, 2001, Federated can repurchase approximately 3.7 million additional shares under the current company buy back program, subject to current debt-covenant restrictions which limit cash payments for additional stock repurchases and dividends to $60.0 million after considering earnings through March 31, 2001, the dividend payment on May 15, 2001, and certain stock repurchases.

     Cash Flow. Cash and cash equivalents and the current portion of securities available for sale totaled $254.9 million at March 31, 2001, as compared to $235.2 million at December 31, 2000.

     Cash provided by operating activities totaled $68.2 million for the three-month period ended March 31, 2001, as compared to $36.6 million for the same period of 2000. This increase is primarily attributable to a decrease in sales commissions paid to brokers due to reduced sales of B shares and, to a lesser extent, to increased profitability in 2001. Net cash provided by investing activities in the first three months of 2001 included proceeds from the sale of certain investments held by Federated in anticipation of Federated's acquisition relating to The Kaufmann Fund. Other uses of cash flow from operating activities in the first quarter 2001 included the purchase of treasury stock, payments on debt, dividend payments and distributions to the minority interest partner.

     Capital Expenditures. Capital expenditures totaled $1.8 million for the three-month period ended March 31, 2001 compared to $1.7 million for the same period of 2000.

     Dividends paid. Federated pays cash dividends on a quarterly basis. Dividends of $0.037 per share, or $4.3 million, were paid in the first quarter of 2001. Federated's board of directors declared a dividend of $0.046 per share to be paid on May 15, 2001, to shareholders of record as of May 7, 2001. After considering earnings through March 31, 2001, the dividend payment on May 15, 2001, certain stock repurchases, and current debt covenants, Federated has the ability to pay cash for dividends and stock repurchases of approximately $60.0 million.

     Business Combination. On April 20, 2001, Federated completed the acquisition of substantially all of the assets of Edgemont Asset Management Corporation, the former advisor of the $3.2 billion Kaufmann Fund. The purchase price included consideration of approximately $170.8 million in cash payments and 315,732 shares of Federated Class B common stock valued at approximately $8.9 million. The acquisition agreement provides for additional purchase price payments and incentive compensation payments contingent upon the achievement of specified revenue growth over the next six years. These payments could aggregate to approximately $200 million if revenue targets are met.

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, primarily intangible assets, as well as the results of those assets will be included in Federated's consolidated financial statements beginning on the date of acquisition.


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

     Recent Accounting Pronouncements. On April 1, 2001, Federated adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 states that interest income earned on retained or purchased beneficial interests in securitized financial assets should be recognized over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income should be revised prospectively for changes in cash flows. Additionally, impairment should be recognized if the fair value of the beneficial interest has declined below its carrying amount and the decline is other than temporary. Because the book value of Federated's asset-backed securities was less than or equal to the fair value of those investments on April 1, 2001, Federated did not recognize a transition adjustment as a result of adopting this statement.

     Special Note Regarding Forward-Looking Information. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Future Cash Requirements and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated's Annual Report on Form 10-K for the year ended December 31, 2000, and other reports on file with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance or achievements, and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.


     Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of our business, Federated is exposed to the risk of securities market and general economic fluctuations. Federated's approach has been to limit the use of derivative instruments to hedging activities. Federated's investments are primarily in money market funds and mutual funds with investments which have a duration of two years or less. Occasionally, we invest in new mutual funds (performance seeds) that we sponsor in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of March 31, 2001, the fair value of the performance seed investments was $30.3 million, none of which were being hedged as of the end of the period.

     In addition, as of March 31, 2001, we had investments in high-yield asset-backed securities and mortgage-backed securities that are included in "Securities available for sale" and "Other long-term assets" on the Consolidated Balance Sheets. These investments expose Federated to credit and interest rate risk. In periods of either rising default rates or interest rates, the carrying value of Federated's investments in asset-backed securities may be adversely affected by unfavorable changes in cash flow estimates, declines in the value of the underlying fixed-rate securities, and reduced returns. All of our debt instruments carry fixed interest rates.

Part II, Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:


(b)  Reports on Form 8-K:

            Form 8-K filed on May 3, 2001
            Form 8-K/A filed on May 14, 2001



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Federated Investors, Inc.
                                              (Registrant)

Date       May 14, 2001                  By:   /s/  J. Christopher  Donahue
                                               J. Christopher Donahue
                                               President and
                                               Chief Executive Officer


Date       May 14, 2001                  By:   /s/  Thomas R. Donahue
                                               Thomas R. Donahue
                                               Chief Financial Officer