Form 10-Q
period 2001-06-30
FEDERATED INVESTORS INC /PA/
filed 2001-08-14
CIK 1056288

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q



(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         June 30, 2001

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ----------------  --------------------


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of August 8, 2001, the Registrant had outstanding 9,000 shares of Class A Common Stock and 117,323,841 shares of Class B Common Stock.


                               Federated Investors, Inc.
                                       Form 10-Q
                       For the Three Months and Six Months Ended
                                     June 30, 2001



                                   Table of Contents

                                                                   Page No.

Part I.        Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets at
               June 30, 2001, and December 31, 2000                    3

               Consolidated Statements of Income
               for the Three Months and Six Months Ended
               June 30, 2001 and 2000                                  4

               Consolidated Statements of Cash
               Flows for the Six Months Ended
               June 30, 2001 and 2000                                  5

               Notes to Consolidated Financial Statements              6

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     10

        Item 3.Quantitative and Qualitative Disclosures About
               Market Risk                                             14


Part II.               Other Information

        Item 6.Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K       15
            (b)     Reports on Form 8-K                                 15

Signatures                                                              16



Part I, Item I.  Financial Statements

Federated Investors, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)                                               June 30,    December
                                                                         31,
                                                            2001        2000
                                                          ----------  ----------
Current Assets:
   Cash and cash equivalents                            $    59,383 $   149,920
   Securities available for sale                             31,317      85,305
   Receivables, net of reserve of $199 and $86,              39,977      36,943
respectively
   Accrued revenues                                           5,866       6,594
   Prepaid expenses                                           7,783       3,156
   Current deferred tax asset, net                            2,569       2,349
   Other current assets                                         703         280
                                                          ----------  ----------
               Total current assets                         147,598     284,547
                                                          ----------  ----------

Long-Term Assets:
   Goodwill, net of
        accumulated amortization of $21,065 and             134,103      32,099
$18,949, respectively
   Other intangible assets, net of
        accumulated amortization of $21,489 and              87,272      14,878
$17,527, respectively
   Deferred sales commissions, net of

        accumulated amortization of $160,613 and            281,415     315,612
$136,409, respectively
   Property and equipment, net of
        accumulated depreciation of $43,562 and              35,640      36,406
$39,479, respectively
   Other long-term assets                                    20,751      21,208
                                                          ----------  ----------
               Total long-term assets                       559,181     420,203
                                                          ----------  ----------
                    Total assets                        $   706,779 $   704,750
                                                          ==========  ==========

Current Liabilities:
   Cash overdraft                                       $     4,305 $     1,090
   Current portion of long-term debt - recourse              14,293      14,280
   Accrued expenses                                          42,355      56,806
   Accounts payable                                          31,563      30,161
   Income taxes payable                                         347       8,162
   Other current liabilities                                  5,786       5,023
                                                          ----------  ----------
               Total current liabilities                     98,649     115,522
                                                          ----------  ----------

Long-Term Liabilities:
   Long-term debt - recourse                                 56,008      70,174
   Long-term debt - nonrecourse                             290,760     323,818
   Long-term deferred tax liability, net                     38,475      40,565
   Other long-term liabilities                                6,187       6,265
                                                          ----------  ----------
               Total long-term liabilities                  391,430     440,822
                                                          ----------  ----------
                    Total liabilities                       490,079     556,344
                                                          ----------  ----------

Minority interest                                               114         538
                                                          ----------  ----------

Shareholders' Equity :
   Common stock :
      Class A, no par value, 20,000 shares authorized,          189         189
9,000 shares issued and outstanding
      Class B, no par value, 900,000,000 shares              82,207      75,287
authorized, 129,505,456 shares issued
   APIC from treasury stock transactions                      3,543           -
   Retained earnings                                        338,263     263,456
   Treasury stock, at cost, 12,170,315 and 12,384,647
shares
          of Class B common stock, respectively            (202,889)   (187,582)
   Employee restricted stock plan                              (601)       (736)
   Accumulated other comprehensive income                    (4,126)     (2,746)
                                                          ----------  ----------
               Total shareholders' equity                   216,586     147,868
                                                          ----------  ----------
                    Total liabilities, minority         $   706,779 $   704,750
interest, and shareholders' equity
                                                          ==========  ==========
(The accompanying notes are an integral part of these consolidated financial statements.)




Federated Investors, Inc.

Consolidated Statements of Income
(dollars in thousands, except per share       Three Months       Six Months Ended
data)                                             Ended
(unaudited)                                     June 30,             June 30,
                                            ------------------   -----------------
                                            --------  --------   -------  --------
                                             2001      2000       2001     2000
                                            --------  --------   -------  --------
                                            --------  --------   -------  --------
Revenue:
     Investment-advisory fees,
   net-Federated funds                    $ 101,753 $  90,315    $195,200 $ 180,179
     Investment-advisory fees, net-other      3,473     3,154       7,028     6,257
     Administrative-service fees,
          net-Federated funds                26,560     21,226      51,160   42,463
     Administrative-service fees, net-other   5,250      5,715      10,471   11,743
     Other service fees, net-Federated funds 33,353     33,888      65,797   68,730
     Other service fees, net-other            7,040      6,906      13,751   14,087
     Commission income                          759      1,758       1,826    3,362
     Interest and dividends                   2,419      4,351       6,917    9,061
     (Loss) gain on sale of securities
          available for sale                   (1)       56         (496)     (295)
     Other income, net                         258       918         624      1,574

          Total revenue                     180,864    168,287     352,278  337,161

Operating Expenses:
     Compensation and related               43,890     42,021      83,536   84,852
     Advertising and promotional            18,034     15,639      33,849   30,809
     Systems and communications              7,238      7,405      14,728   14,234
     Professional service fees               7,170      5,980      14,150   12,473
     Office and occupancy                    7,148      6,309      13,610   12,453
     Travel and related                      3,545      3,942       6,764    6,953
     Amortization of deferred sales
          commissions                       11,557     14,624      24,204   29,423
     Amortization of intangible assets       4,069      1,833       6,080    3,628
     Other                                   1,000      2,650       2,444    4,529
                                            --------  --------   --------   -------
          Total operating expenses         103,651     100,403    199,365  199,354
                                            --------  --------   -------- --------

Operating income                             77,213    67,884     152,913  137,807
                                            --------  --------   -------- --------

Nonoperating Expenses:
     Debt expense - recourse                 1,810     2,201       3,607    4,430
     Debt expense - nonrecourse              5,880     6,354      12,027   12,515
                                            --------  --------   -------- --------
          Total nonoperating expenses        7,690     8,555      15,634   16,945
                                            --------  --------   -------- --------

Income before minority interest and
    income taxes                            69,523     59,329     137,279  120,862
Minority interest                            2,710      2,462       5,358    4,996
                                            --------  --------   -------- --------

Income before income taxes                   66,813    56,867     131,921  115,866
Income tax provision                         23,939    20,237      47,403   41,588
                                            --------  --------   -------- --------

Net income                                  $42,874   $36,630    $84,518  $ 74,278
                                            ========  ========   ======== ========

Earnings per share:
     Basic                                      0.37      0.31      0.73    $0.62
                                            ========  ========   ======== ========
     Diluted                                    0.36      0.30      0.70    $0.60
                                            ========  ========   ======== ========
Cash dividends per share                       0.046     0.037     0.083   $0.065
                                            ========  ========   ======== ========

     (The accompanying notes are an integral part of these consolidated financial statements.)

Federated Investors, Inc.
Consolidated Statements of Cash Flows                 Six Months Ended
(dollars in thousands)                                    June 30,
                                                      ------------------
(unaudited)                                            2001      2000
                                                      --------  --------

Operating Activities:
   Net income                                       $  84,518 $  74,278
   Adjustments to reconcile net income to net
cash provided by
     operating activities:
     Amortization of intangible assets                  6,080     3,628
     Depreciation and other amortization                4,440     3,971
     Amortization of deferred sales commissions        24,204    29,423
     Minority interest                                  5,358     4,996
     (Gain) loss on disposal of assets                 (1,763)      251
     (Benefit) provision for deferred income             (197)    6,291
taxes
     Tax benefit from exercise of stock options         6,703         -
     Deferred sales commissions paid                  (38,632)  (87,114)
     Contingent deferred sales charges received        17,911    25,038
     Proceeds from sale of certain future              32,991         -
revenues
     Other changes in assets and liabilities:
       (Increase) decrease in receivables, net         (3,034)    2,340
       Increase in other assets                        (5,190)   (3,205)
       Decrease in accounts payable and accrued       (13,050)   (5,522)
expenses
       Decrease in income taxes payable                (7,815)   (1,307)
       Increase (decrease) in other current             3,978      (325)
liabilities
       (Decrease) increase in other long-term            (908)    1,177
liabilities
                                                      --------  --------

     Net cash provided by operating activities        115,594    53,920
                                                      --------  --------

Investing Activities:
   Additions to property and equipment                 (3,296)   (4,109)
   Proceeds from disposal of property and                  25       158
equipment
   Cash paid for business acquisitions and            (171,814)  (2,619)
joint venture
   Purchases of securities available for sale            (504)  (26,201)
   Proceeds from redemptions of securities             52,846     1,792
available for sale
                                                      --------  --------

     Net cash used by investing activities            (122,743) (30,979)
                                                      --------  --------

Financing Activities:
   Distributions to minority interest                  (5,782)   (5,195)
   Dividends paid                                      (9,711)   (7,829)
   Proceeds from exercise of options                    1,087         -
   Purchase of treasury stock                         (21,771)  (72,058)
   Proceeds from new borrowings - nonrecourse           6,747    80,636
   Payments on debt - recourse                        (14,153)  (14,134)
   Payments on debt - nonrecourse                     (39,805)  (53,848)
                                                      --------  --------

     Net cash used by financing activities            (83,388)  (72,428)
                                                      --------  --------

Net decrease in cash and cash equivalents             (90,537)  (49,487)
Cash and cash equivalents, beginning of period        149,920   171,490
                                                      --------  --------

Cash and cash equivalents, end of period            $  59,383 $ 122,003
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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and clarifies the criteria to recognize intangible assets separately from goodwill. This statement is effective for all business combinations completed after June 30, 2001.

     Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Federated will adopt Statement 142 on January 1, 2002, in accordance with its effective date for calendar year companies. As a result of adopting this standard, Federated anticipates that annual amortization expense will decrease by approximately $6 million.

(2)   Long-Term Debt - Recourse

      Federated's long-term debt - recourse consisted of the following:

                                        Interest  June 30,    December
                                                                 31,
                                         Rate       2001         2000
                                        -------- -----------  -----------
                                                     (in thousands)
      Recourse Debt:
           Senior Secured Note           7.96%       70,000 $     84,000
      Purchase Agreements
           Capitalized leases           7.1%-8.5%       301          454
                                                 -----------  -----------
                  Total recourse debt                70,301       84,454
           Less current portion                      14,293       14,280
                                                 -----------
                                                 -----------  -----------
           Total long-term debt -                    56,008 $     70,174
      recourse
                                                 ===========  ===========


(3)   Long-Term Debt - Nonrecourse

     Federated sells the rights to receive future 12b-1 fees, shareholder service fees and contingent deferred sales charges on Class B shares of various Federated mutual funds. For accounting purposes, certain transactions executed under the sales agreements are reflected as financings, and various tranches of nonrecourse debt have been recorded. Below is the activity of the nonrecourse debt tranches:

                                                 (in thousands)
                                    -----------------------------------------
                        Interest    Balance    Additional           Balance
      Tranche             Rate      12/31/2000 Financings Payments  6/30/2001
      ---------------  -----------  ---------  --------- ---------- ---------
      1997-1  Class A    7.44%    $   36,418 $        0      6,153    30,265
                         9.80%         9,700          0          0     9,700
      Class B

      Financings
      10/97              6.68% -       274,949         0     33,156   241,793
      through 9/00       8.60%

      Financings
      10/00               8.60%         2,751      6,747        496     9,002
      through 6/01
                                    ---------  --------- ---------- ---------
                                  $  323,818 $    6,747     39,805   290,760
                                    =========  ========= ========== =========


(4)     Common Stock

(a)     Cash Dividends and Stock Repurchases

     Federated's recourse debt agreements contain restrictions on payments of dividends and purchases of treasury stock. The more restrictive of the agreements limits cash payments for these purposes to $5.0 million plus 50% of net income during the period from January 1, 1996, to and including the payment date, less certain payments for dividends and stock repurchases. As of June 30, 2001, approximately $71.6 million was available to pay dividends or repurchase stock under the more restrictive limitation.

     Cash dividends of $0.037 and $0.046 per share or approximately $4.3 million and $5.4 million were paid in the first and second quarter of 2001, respectively, to holders of common shares. Additionally, on July 24, 2001, the board of directors declared a dividend of $0.046 per share to be paid on August 15, 2001, to shareholders of record as of August 7, 2001.

     As of June 30, 2001, under Federated's current share buyback program, Federated can repurchase approximately 3.6 million additional shares subject to the cash payment limit imposed by Federated's debt covenants.

(4)  Common Stock (continued)

(b)     Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of June 30, 2001, a total of 41,622 shares had been purchased by employees in this plan.


(5)   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months         Six Months
                                           Ended              Ended
                                         June 30,           June 30,
                                       2001     2000     2001     2000

                                     (in thousands, except per share data)
      Numerator:
          Net income                 $ 42,874  $36,630  $84,518 $ 74,278

      Denominator:
          Basic weighted-average       115,389 117,937  115,272  119,011
          shares outstanding

          Dilutive potential shares
          from stock-based              5,063   4,638  5,112    4,407
          compensation
          Diluted weighted-average
          shares outstanding           120,452 122,575 120,384 123,418

          Basic earnings per share    $  0.37     0.31   0.73  $ 0.62
          Diluted earnings per share  $  0.36    0.30    0.70  $ 0.60
                                       ======= ======= ======  =======


(6)     Comprehensive Income

     Comprehensive   income  was  $42.7   million  and  $34.3  million  for  the
three-month periods ended June 30, 2001 and 2000, respectively, and $83.1 million and $71.6 million for the six-month periods ended June 30, 2001 and 2000, respectively.


(7)     Business Combination

     On April 20, 2001, Federated completed the acquisition of substantially all of the business of Edgemont Asset Management Corporation, the former advisor of The Kaufmann Fund. The purchase price for this acquisition was approximately $182 million. This price included cash payments of approximately $173 million, including transaction costs, and approximately 316,000 shares of Federated Class B common stock valued at approximately $9 million. The acquisition agreement provides for additional purchase price payments and incentive compensation payments based upon the achievement of specified revenue growth over the next six years. These payments could aggregate to approximately $200 million if revenue targets are met.

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, approximately $77 million of intangible assets and $105 million of goodwill, as well as the results of those assets were included in Federated's consolidated financial statements beginning on the date of acquisition. The amount assigned to intangible assets represents the fair value of the advisory contract, the noncompete agreement and the workforce as of April 20, 2001. These assets are being amortized on a straight-line basis over their useful lives which range from 4 to 10 years. Acquired goodwill is being amortized on a straight-line basis over 25 years. Upon adoption of SFAS 142 on January 1, 2002 (see footnote
(1)(b)), Federated will no longer amortize goodwill.

     The following unaudited pro forma data for Federated includes the results of the assets purchased from Edgemont Asset Management Corporation, giving effect to the acquisition as if it occurred at the beginning of the periods presented. The pro forma data is based on historical information and does not reflect the actual results that would have occurred nor is it indicative of future results of operations.



                                                          Pro Forma Data for
                                                                  the
                                                           Six Months Ended
                                                               June 30,
        (In millions except per share data)                  2001      2000
        ----------------------------------------------------------------------
        ----------------------------------------------------------------------
        Revenue                                           $   365.5 $   361.6
        Net income                                             85.2      78.7
        Earnings per share:
             Basic                                             0.74      0.66
             Diluted                                           0.71      0.64
        ----------------------------------------------------------------------



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



   Asset Highlights

      Managed and Administered Assets
      at Period End
      (in millions)                 As of June 30,   Percent
                                     2001     2000   Change

      Money market funds          $117,035  $83,497   40%
      Equity funds                  22,461   22,512    0%
      Fixed-income funds            15,179   14,660    4%
      Separate accounts              6,099    5,140   19%

          Total managed assets    $160,774 $125,809   28%

          Total administered      $41,841  $44,332   (6%)
          assets

      Average Managed and
      Administered Assets
      (in millions)           Three Months             Six Months
                                  Ended                  Ended
                                 June 30,     Percent   June 30,     Percent
                              2001     2000   Change   2001   2000   Change

      Money market funds    $113,463  $83,511    36% $109,50 $ 83,391    31%
      Equity funds            21,963   21,951     0%  20,922   22,011   (5%)
      Fixed-income funds      15,168   14,739     3%  15,080   15,096    0%
      Separate accounts        6,172    4,690    32%  6,155     4,661   32%

     Total average managed   $156,766 $124,891   26% $151,66 $125,159   21%
     assets

     Total average           $42,200  $43,442   (3%) $42,139 $ 43,491   (3%)
     administered assets


      Components of Changes in Equity and Fixed-Income Fund
      Managed Assets
      (in millions)
                                             Three Months        Six Months
                                                 Ended              Ended
                                               June 30,           June 30,
                                           ------------------  ----------------
                                           2001      2000      2001     2000
                                           -------  -------  -------- ---------
      Equity
      Funds
                Beginning assets         $ 18,249  $23,431   $ 20,641 $ 20,941
                                           -------- ---------  -------  -------
                     Sales                  1,337    2,886      3,005    6,635
                     Redemptions           (1,446)  (1,978)    (3,184)  (4,265)
                                           -------- ---------  -------  -------
                               Net           (109)     908       (179)   2,370
                     (redemptions) sales
                     Net exchanges             28      (14)       (37)     139
                     Acquisition Related    3,235        -      3,235        -
                     Other*                 1,058   (1,813)    (1,199)    (938)
                                           -------- ---------  -------  -------
                Ending assets            $ 22,461  $22,512   $ 22,461 $ 22,512
                                           ======== =========  =======  =======

      Fixed-Income Funds
                Beginning assets         $ 15,112  $15,041   $ 14,268   15,857
                                           -------- ---------  -------  -------
                     Sales                  1,631      963      3,590    1,985
                     Redemptions           (1,390)  (1,359)    (2,788)  (3,006)
                                           -------- ---------  -------  -------
                       Net sales
                         (redemptions)        241     (396)       802   (1,021)
                     Net exchanges            (29)     (50)       (42)    (253)
                     Other*                  (145)      65        151       77
                                           -------- ---------  -------  -------
                                           -------- ---------  -------  -------
                Ending assets            $ 15,179  $14,660   $ 15,179   14,660
                                           ======== =========  =======  =======

-------------------------------------------------------------------------------

* Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

     The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management's discussion and analysis of financial condition and results of operations appearing in Federated's Annual Report on Form 10-K for the year ended December 31, 2000.


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

     The table below presents the highlights of our operations for the three- and six-month periods ended June 30, 2001 and 2000:


                              Three Months Ended                     Six Months Ended
                                June 30,                Percent          June 30,              Percent
                               2001  2000        Change Change        2001   2000      Change  Change


    Net income (in millions)   $42.9  $36.6       $6.3    17%        $84.5   $74.3      $10.2     14%

    Earnings per share
         Basic                 $0.37  $0.31       $0.06   19%        $0.73   $0.62      $0.11     18%
         Diluted               $0.36  $0.30       $0.06   20%        $0.70   $0.60      $0.10     17%

    Revenue (in millions)
         Revenue from          $165.9 $150.4      $15.5   10%        $321.0  $301.0     $20.0     7%
    managed assets
         Service-related
    revenue from               12.3   12.6        (0.3)   (2%)       24.2     25.8      (1.6)    (6%)
             sources other
    than managed assets
         Other                 2.7    5.3         (2.6)   (49%)      7.1      10.4      (3.3)    (32%)

            Total Revenue      $180.9 $168.3      $12.6    7%        $352.3   $337.2    $15.1      4%


    Operating margin           42.7%  40.3        2.4%     6%        43.4%    40.9      2.5%       6%



     Net Income. Net income for the three- and six-month periods ended June 30, 2001, increased 17% and 14%, respectively, compared to the same periods last year. The increases primarily reflect increased revenue from managed assets as a result of significant growth in money market fund assets and the acquisition of substantially all of the business of Edgemont Asset Management Corporation on April 20, 2001 (the Edgemont Acquisition). Diluted earnings per share for the three- and six-month periods ended June 30, 2001, increased 20% and 17%, respectively, compared to the same periods of 2000 due to increased net income and reduced weighted-average diluted shares outstanding resulting from stock repurchases during 2000 and the first half of 2001.

     Revenue. Revenue for the three- and six-month periods ended June 30, 2001, increased $12.6 million and $15.1 million, respectively, as compared to the same periods of 2000 as a result of growth in Federated's managed assets and the Edgemont Acquisition. Total average managed assets climbed from $124.9 billion for the second quarter 2000 to $156.8 billion for the second quarter of 2001 and from $125.2 billion for the first half of 2000 to $151.7 billion for the first half of 2001. These increases reflect significant growth in Federated's money market funds, which continued to benefit from the interest rate environment, the tendency of investors to increase their allocation to cash during periods of significant equity market fluctuations and an increase in customer relationships among corporations, universities, government entities and broker/dealer organizations. Revenue from managed assets increased as a result of growth in average assets, but to a lesser degree than the growth in assets due to a shift in asset mix from equity products, which earn on average higher fees per invested dollar, to money market funds. Other revenue for the three- and six-month periods ended June 30, 2001, decreased compared to the same periods last year. The decreases primarily reflect a decrease in interest and dividend income resulting from lower investment balances as a result of cash used for the Edgemont Acquisition and a decrease in investment yields since June 2000. The decreases in other revenue also reflect a servicing contract buyout that was recorded in the second quarter 2000.

     Operating Expenses. Operating expenses for the three- and six-month periods ended June 30, 2001 and 2000 are set forth in the following table:


                                 Three Months Ended                   Six Months Ended
                                  June 30,                Percent          June 30,               Percent
     (in millions)               2001     2000     Change Change        2001  2000      Change    Change


     Compensation and related    $43.9    $42.0    $1.9     5%       $83.5    $84.9     $(1.4)     (2%)
     Advertising and promotional  18.0     15.6    2.4     15%        33.8     30.8       3.0      10%
     Amortization of deferred     11.6     14.6    (3.0)  (21%)       24.2     29.4      (5.2)    (18%)
     sales commissions
     Other                        30.2     28.2    2.0      7%        57.9     54.3       3.6       7%

                    Total        $103.7  $100.4    $3.3     3%      $199.4   $199.4       $-         -
     Operating Expenses


     Total operating expenses for the three- and six-month periods ended June 30, 2001, were generally flat as compared to the same periods last year, however, individual expenses fluctuated as a result of movements in asset classes and the Edgemont Acquisition. Certain expenses such as marketing allowances (included in Advertising and promotional) increased during these periods as compared to the prior year due to significant asset growth, while other expenses such as amortization of deferred sales commissions decreased during these periods as compared to the prior year primarily as a result of decreased net asset values of equity fund assets. Amortization of intangible assets increased in the three- and six-month periods ended June 30, 2001 as compared to the same periods of 2000 as a result of the Edgemont Acquisition.

     Income Taxes. The income tax provision for the three- and six-month periods ended June 30, 2001, was $23.9 million and $47.4 million, respectively, as compared to $20.2 million and $41.6 million for the same periods of 2000. The effective tax rate was 35.8% and 35.6% for the second quarter 2001 and 2000, respectively, and 35.9% for both the first half of 2001 and 2000.


  Financial Condition, Capital Resources and Liquidity

     Deferred Sales Commissions and Nonrecourse Debt. Federated finances up-front commissions paid to broker/dealers on the sale of B shares through the sale of the rights to future revenue streams associated with B-share deferred sales commissions. Under Federated's first B-share financing arrangement that expired September 30, 2000, sales were accounted for as financings for reporting purposes and nonrecourse debt was recorded. In October 2000, as a result of entering into a new financing arrangement, Federated began accounting for the sale of certain B-share-related future revenue streams as true sales and continued to account for the sale of the rights to future servicing fees on the B shares as financings. Consequently, beginning in October, additions to the deferred sales commission and nonrecourse debt balances result only from the sale of future servicing fees on the B shares. Prior to this new financing arrangement and related accounting treatment, the deferred sales commission and nonrecourse debt balances were increased for the sale of all future fees on the B shares.

     In the first half of 2001, deferred sales commissions related to B shares and nonrecourse debt decreased $31.6 million and $33.0 million, respectively. These decreases reflect continued asset amortization and debt servicing partially offset by additions to the asset and nonrecourse debt balances for new sales of rights to B-share-related future servicing fees. The following table presents the effects of the B-share financing programs on the Consolidated Balance Sheets at June 30, 2001, and December 31, 2000:

                                             At June 30,   At December 31,
      (in millions)                             2001            2000
      ----------------------------------------------------------------------
      Assets
           Deferred sales commissions, net*        $273.9            $305.5
           Receivables                                6.6               7.5
           Other assets                               1.3               2.6
      Liabilities
           Long-term debt - nonrecourse            $290.8            $323.8
           Accounts payable                           5.4               6.1

      ----------------------------------------------------------------------
      ----------------------------------------------------------------------

* Excludes deferred sales commissions related to B-share revenue streams that have not been sold as of the end of the period due to the timing of the sale of the revenue streams.

     Due to the nonrecourse nature of these financing arrangements, the $14.4 million excess of B-share-related liabilities over the related assets at June 30, 2001, will be recognized in income over the remaining life of certain B-share cash flows.

     Shareholders' Equity. Shareholders' equity increased by $68.7 million in the first six months of 2001 primarily as a result of net income and treasury stock issuances related to the Edgemont Acquisition, partially offset by treasury stock purchases and dividends declared. During the first six months of 2001, Federated continued to purchase shares of Class B common stock under the stock repurchase program. As of June 30, 2001, Federated can repurchase approximately 3.6 million additional shares under the current company buy back program, subject to current debt-covenant restrictions which limit cash payments for additional stock repurchases and dividends to $66.2 million after considering earnings through June 30, 2001, the dividend payment on August 15, 2001, and certain stock repurchases.

     Cash Flow. Cash and cash equivalents and the current portion of securities available for sale totaled $90.7 million at June 30, 2001, as compared to $235.2 million at December 31, 2000. This decrease is primarily due to cash used in the second quarter 2001 to complete the Edgemont Acquisition.

     Cash provided by operating activities totaled $115.6 million for the six-month period ended June 30, 2001, as compared to $53.9 million for the same period of 2000. This increase is primarily attributable to a decrease in sales commissions paid to brokers due to reduced sales of B shares, the sales treatment of the B-share transaction and, to a lesser extent, to increased profitability in 2001. Net cash used by investing activities in the first six months of 2001 reflects cash paid for the Edgemont Acquisition, partially offset by proceeds from the sale of certain investments held by Federated in anticipation of the acquisition. Other uses of cash flow from operating activities in the first half of 2001 included payments on debt, the purchase of treasury stock, dividend payments and distributions to the minority interest partner.


     Business   Combination.   On  April  20,  2001,   Federated  completed  the
acquisition of substantially all of the business of Edgemont Asset Management Corporation, the former advisor of The Kaufmann Fund. The purchase price for this acquisition was approximately $182 million. This price included cash payments of approximately $173 million, including transaction costs, and approximately 316,000 shares of Federated Class B common stock valued at approximately $9 million. The acquisition agreement provides for additional purchase price payments and incentive compensation payments based upon the achievement of specified revenue growth over the next six years. These payments could aggregate to approximately $200 million if revenue targets are met

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, approximately $77 million of intangible assets and $105 million of goodwill, as well as the results of those assets were included in Federated's consolidated financial statements beginning on the date of acquisition. The amount assigned to intangible assets represents the fair value of the advisory contract, the noncompete contract and the workforce as of April 20, 2001. These assets are being amortized on a straight-line basis over their useful lives which range from 4 to 10 years. Acquired goodwill is being amortized on a straight-line basis over 25 years. Upon adoption of SFAS 142 on January 1, 2002 (see footnote
(1)(b)), Federated will no longer amortize goodwill.


     Dividends paid. Federated pays cash dividends on a quarterly basis. Dividends of $0.037 and $0.046 per share, or $4.3 million and $5.4 million, were paid in the first and second quarter of 2001, respectively. Federated's board of directors declared a dividend of $0.046 per share to be paid on August 15, 2001, to shareholders of record as of August 7, 2001. After considering earnings through June 30, 2001, the dividend payment on August 15, 2001, certain stock repurchases, and current debt covenants, Federated has the ability to pay cash for dividends and stock repurchases of approximately $66.2 million.

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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and clarifies the criteria to recognize intangible assets separately from goodwill. This Statement is effective for all business combinations completed after June 30, 2001.

     Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Federated will adopt Statement 142 on January 1, 2002, in accordance with its effective date for calendar year companies. As a result of adopting this standard, Federated anticipates that annual amortization expense will decrease by approximately $6 million.

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


Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, Federated is exposed to the risk of securities market and general economic fluctuations. Federated's approach has been to limit the use of derivative instruments to hedging activities. Federated's investments are primarily in money market funds and mutual funds with investments which have a duration of two years or less. Occasionally, we invest in new mutual funds (performance seeds) that we sponsor in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of June 30, 2001, the fair value of the performance seed investments was $30.2 million, none of which were being hedged as of the end of the period.

     In addition, as of June 30, 2001, we had investments in high-yield asset-backed securities and mortgage-backed securities that are included in "Securities available for sale" and "Other long-term assets" on the Consolidated Balance Sheets. These investments expose Federated to credit and interest rate risk. In periods of either rising default rates or interest rates, the carrying value of Federated's investments in asset-backed securities may be adversely affected by unfavorable changes in cash flow estimates, declines in the value of the underlying fixed-rate securities, and increased expected returns. All of our debt instruments carry fixed interest rates.

Part II, Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:


(b)  Reports on Form 8-K:

            Form 8-K/A filed on July 3, 2001



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Federated Investors, Inc.
                                                 (Registrant)

Date      August 13, 2001               By:   /s/  J. Christopher Donahue
                                                   J. Christopher Donahue
                                                   President and
                                                   Chief Executive Officer


Date      August 13, 2001               By:   /s/  Thomas R. Donahue
                                                   Thomas R. Donahue
                                                   Chief Financial Officer