Form 10-Q
period 2001-09-30
FEDERATED INVESTORS INC /PA/
filed 2001-11-13
CIK 1056288

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------------EXCHANGE ACT OF 1934

      For the quarterly period ended         September 30, 2001
                                    -------------------------------------------

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------------EXCHANGE ACT OF 1934

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of November 8, 2001, the Registrant had outstanding 9,000 shares of Class A Common Stock and 116,191,141 shares of Class B Common Stock.


                               Federated Investors, Inc.
                                       Form 10-Q
                      For the Three Months and Nine Months Ended
                                  September 30, 2001



                                   Table of Contents

                                                                   Page No.

Part I.        Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets at
               September 30, 2001, and December 31, 2000                   3

               Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               September 30, 2001 and 2000                                 4

               Consolidated Statements of Cash
               Flows for the Nine Months Ended
               September 30, 2001 and 2000                                 5

               Notes to Consolidated Financial Statements                  6

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11

        Item 3.Quantitative and Qualitative Disclosures About
               Market Risk                                                 16


Part II.       Other Information

        Item 6.Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K         16
            (b)   Reports on Form 8-K                                     16

Signatures                                                                17



Part I, Item I.  Financial Statements

Federated Investors, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)                                          September 30,  December 31,
                                                        2001            2000
                                                     ----------      ----------
Current Assets:
   Cash and cash equivalents                            $    88,991 $   149,920
   Securities available for sale                             53,620      85,305
   Receivables, net of reserve of $229 and $86,              37,309      36,943
         respectively
   Accrued revenues                                           7,065       6,594
   Prepaid expenses                                           3,447       3,156
   Current deferred tax asset, net                            2,718       2,349
   Other current assets                                         584         280
                                                          ----------  ----------
               Total current assets                         193,734     284,547
                                                          ----------  ----------

Long-Term Assets:

   Goodwill, net of
        accumulated amortization of $23,047 and             132,914      32,099
        $18,949, respectively

   Other intangible assets, net of
        accumulated amortization of $25,587 and              83,174      14,878
        $17,527, respectively

   Deferred sales commissions, net of
        accumulated amortization of $170,968 and            266,774     315,612
        $136,409, respectively

   Property and equipment, net of
        accumulated depreciation of $45,631 and              35,392      36,406
        $39,479, respectively

   Other long-term assets                                    17,559      21,208
                                                          ----------  ----------
               Total long-term assets                       535,813     420,203
                                                          ----------  ----------
                    Total assets                        $   729,547 $   704,750
                                                          ==========  ==========

Current Liabilities:
   Cash overdraft                                       $     4,103 $     1,090
   Current portion of long-term debt - recourse              14,230      14,280
   Accrued expenses                                          52,523      56,806
   Accounts payable                                          30,048      30,161
   Income taxes payable                                      23,660       8,162
   Other current liabilities                                  3,642       5,023
                                                          ----------  ----------
               Total current liabilities                    128,206     115,522
                                                          ----------  ----------

Long-Term Liabilities:
   Long-term debt - recourse                                 56,000      70,174
   Long-term debt - nonrecourse                             276,438     323,818
   Long-term deferred tax liability, net                     35,190      40,565
   Other long-term liabilities                                6,141       6,265
                                                          ----------  ----------
               Total long-term liabilities                  373,769     440,822
                                                          ----------  ----------
                    Total liabilities                       501,975     556,344
                                                          ----------  ----------

Minority interest                                               240         538
                                                          ----------  ----------

Shareholders' Equity :
   Common stock :

      Class A, no par value, 20,000 shares authorized,          189         189
      9,000 shares issued and outstanding

      Class B, no par value, 900,000,000 shares              82,253      75,287
      authorized, 129,505,456 shares issued

   APIC from treasury stock transactions                      3,543           0

   Retained earnings                                        376,057     263,456

   Treasury stock, at cost, 13,103,615 and 12,384,647
   shares of Class B common stock, respectively            (229,648)   (187,582)

   Employee restricted stock plan                              (535)       (736)

   Accumulated other comprehensive income                    (4,527)     (2,746)
                                                          ----------  ----------
               Total shareholders' equity                   227,332     147,868
                                                          ----------  ----------
                    Total liabilities, minority         $   729,547 $   704,750
                    interest, and shareholders' equity    ==========  ==========

     (The accompanying notes are an integral part of these consolidated financial statements.)



Federated Investors, Inc.
Consolidated Statements of Income
(dollars in thousands, except per share       Three Months         Nine Months
data)                                             Ended               Ended
(unaudited)                                   September 30,       September 30,
                                            ------------------   -----------------
                                            --------  --------   -------  --------
                                             2001      2000       2001     2000
                                            --------  --------   -------  --------
                                            --------  --------   -------  --------
Revenue:
     Investment-advisory fees,             $105,221  $ 93,203   $ 300,420  $273,381
     net-Federated funds

     Investment-advisory fees, net-other      3,394     3,754     10,422   10,011

     Administrative-service fees,            28,072    21,901     79,232   64,364
     net-Federated funds

     Administrative-service fees,             5,184     5,624     15,655   17,367
     net-other

     Other service fees, net-Federated       34,521    35,392     100,318  104,122
     funds

     Other service fees, net-other            7,105     7,428     20,856   21,516

     Commission income                         595      1,398      2,422    4,760

     Interest and dividends                   1,409     4,340      8,326   13,401

     Loss on sale of securities available         0     (228)      (496)    (523)
     for sale

Other income, net                            (4,334)      288     (3,710)   1,862
                                            --------  --------   -------  --------

          Total revenue                     181,167   173,100    533,445  510,261
                                            --------  --------   -------- --------

Operating Expenses:
     Compensation and related               45,590    40,570     129,126  125,422

     Advertising and promotional            16,803    15,079     50,652   45,888

     Systems and communications              7,196     7,753     21,925   21,987

     Office and occupancy                    6,654     6,258     20,264   18,711

     Professional service fees               6,235     6,731     20,384   19,205

     Travel and related                      3,146     3,449      9,910   10,401

     Amortization of deferred sales         10,355    15,560     34,559   44,983
     commissions
     Amortization of intangible assets       6,078     1,982     12,158    5,610

     Other                                   1,950     1,762      4,394    6,291

                                            --------  --------   -------- --------
          Total operating expenses          104,007    99,144     303,372  298,498
                                            --------  --------   -------- --------

Operating income                            77,160     73,956     230,073  211,763
                                            --------  --------   -------- --------

Nonoperating Expenses:
     Debt expense - recourse                 1,493     1,942      5,100    6,372

     Debt expense - nonrecourse              5,647     6,721     17,673   19,236

                                            --------  --------   -------- --------
          Total nonoperating expenses        7,140     8,663     22,773   25,608

                                            --------  --------   -------- --------

Income before minority interest and         70,020    65,293     207,300  186,155
income taxes

Minority interest                            2,773    2,564      8,132    7,560
                                            --------  --------   -------- --------

Income before income taxes                  67,247    62,729     199,168  178,595

Income tax provision                        24,056    22,717     71,459   64,305
                                            --------  --------   -------- --------

Net income                                 $43,191   $ 40,012   $ 127,709 $114,290
                                           ========  ========   ======== ========

Earnings per share:

     Basic                                  $   0.37  $   0.34   $  1.11    $0.97
                                            ========  ========   ======== ========
     Diluted                                $   0.36  $   0.33   $  1.06    $0.93
                                            ========  ========   ======== ========
Cash dividends per share                    $  0.046  $  0.037   $ 0.129   $0.102
                                            ========  ========   ======== ========

     (The accompanying notes are an integral part of these consolidated financial statements.)











Federated Investors, Inc.
Consolidated Statements of Cash Flows                 Nine Months Ended
(dollars in thousands)                                  September 30,
                                                      ------------------
(unaudited)                                            2001      2000
                                                      --------  --------

Operating Activities:
   Net income                                       $ 127,709 $ 114,290
   Adjustments to reconcile net income to net
cash provided by
     operating activities:
     Amortization of intangible assets                 12,158     5,610
     Depreciation and other amortization                6,632     6,076
     Amortization of deferred sales commissions        34,559    44,983
     Minority interest                                  8,132     7,560
     (Gain) loss on disposal of assets                 (2,611)      696
     (Benefit) provision for deferred income           (1,583)    6,686
       taxes
     Tax benefit from exercise of stock options         6,703         0
     Deferred sales commissions paid                  (53,772)  (113,900)
     Contingent deferred sales charges received        25,034    36,193
     Proceeds from sale of certain future              46,179         0
       revenues
     Other changes in assets and liabilities:
       (Increase) decrease in receivables, net           (366)      418
       Decrease (increase) in other assets              2,617    (3,213)
       Decrease in accounts payable and accrued        (4,396)   (1,939)
         expenses
       Increase (decrease) in income taxes             15,498    (1,344)
          payable
       Increase in other current liabilities            1,632       193
       (Decrease) increase in other long-term          (2,480)      884
          liabilities
                                                      --------  --------

     Net cash provided by operating activities        221,645   103,193
                                                      --------  --------

Investing Activities:
   Additions to property and equipment                 (5,220)   (8,238)

   Proceeds from disposal of property and                  43       158
     equipment

   Cash paid for business acquisitions and            (172,606) (11,636)
     joint venture

   Purchases of securities available for sale         (25,504)  (28,429)

   Proceeds from redemptions of securities             53,297     1,720
     available for sale
                                                      --------  --------

     Net cash used by investing activities            (149,990) (46,425)
                                                      --------  --------

Financing Activities:
   Distributions to minority interest                  (8,430)   (7,684)
   Dividends paid                                     (15,108)  (12,214)
   Proceeds from exercise of options                    1,087         0
   Purchase of treasury stock                         (48,529)  (86,076)
   Proceeds from new borrowings - nonrecourse           9,458   107,580
   Payments on debt - recourse                        (14,224)  (14,200)
   Payments on debt - nonrecourse                     (56,838)  (78,415)
                                                      --------  --------

     Net cash used by financing activities            (132,584) (91,009)
                                                      --------  --------

Net decrease in cash and cash equivalents             (60,929)  (34,241)
Cash and cash equivalents, beginning of period        149,920   171,490
                                                      --------  --------

Cash and cash equivalents, end of period            $  88,991 $ 137,249
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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and clarifies the criteria to recognize intangible assets separately from goodwill. This statement is effective for all business combinations completed after June 30, 2001.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The primary objectives of this statement were to establish a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and to broaden the presentation of discontinued operations to include more disposal transactions. Although Statement 144 supersedes FASB Statement No. 121 on impairment of long-lived assets, many of the requirements of Statement 121 regarding the test for and measurement of impairment losses of long-lived assets were retained. Federated will adopt Statement 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on Federated's results of operations or financial position.

(2)   Securities Available For Sale

     Federated's current and long-term securities available for sale consisted of the following:

                                                 Gross Unrealized      Estimated
                                                                        Market
                                                                         Value
                                              ----------------------
                                              ----------------------
      (in thousands)                    Cost      Gains    (Losses)
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Performance seeds            $  35,360  $      29 $   (6,769) $    28,620
      Securities held in short-term   25,000          0          0       25,000
      bond funds
      Asset-backed securities         12,336          0          0       12,336
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Total as of September 30, 2001 $ 72,696  $      29 $   (6,769) $    65,956
      ==========================================================================
      ==========================================================================
      Performance seeds            $  38,785  $      68 $   (4,347) $    34,506
      Securities held in short-term   50,017          0       (609)      49,408
      bond funds
      Asset-backed securities         17,374        844          0       18,218
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Total as of December 31, 2000 $ 106,176  $     912 $   (4,956) $   102,132
      ==========================================================================

     During the third quarter 2001, Federated recorded a $3.9 million impairment charge in "Other income, net" on the Consolidated Statements of Income related to Federated's high-yield collateralized bond obligation (CBO) investments. As default rates rose during the third quarter, the fair value of these investments declined below carrying value. Under EITF 99-20 (see Note (1)(b)), such a decline results in the recognition of impairment.

     Federated recorded a $1.1 million charge in "Other income, net" related to other-than-temporary declines in value of two investments in mutual funds sponsored by Federated (performance seeds) in the third quarter 2001. This charge resulted from management's assessment of its ability to recover the unrealized losses in the carrying value of these investments. Management will continue to monitor these investments as appropriate.


(3)   Long-Term Debt - Recourse

      Federated's long-term debt - recourse consisted of the following:

                                        Interest September 30,   December 31,
                                         Rate       2001         2000
      -------------------------------------------------------------------
      -------------------------------------------------------------------
                                                     (in thousands)
      Recourse Debt:
           Senior Secured Note           7.96%     $ 70,000     $ 84,000
      Purchase Agreements
           Capitalized leases           7.1%-8.5%       230          454
      -------------------------------------------------------------------
      -------------------------------------------------------------------
                  Total recourse debt                70,230       84,454
           Less current portion                      14,230       14,280
      -------------------------------------------------------------------
      -------------------------------------------------------------------
           Total long-term debt -                  $ 56,000     $ 70,174
      recourse
      ===================================================================


(4)   Long-Term Debt - Nonrecourse

     Federated sells the rights to receive future 12b-1 fees, shareholder service fees and contingent deferred sales charges on Class B shares of various Federated mutual funds. For accounting purposes, certain transactions executed under the sales agreements are reflected as financings, and various tranches of nonrecourse debt have been recorded. Below is the activity of the nonrecourse debt tranches:

                                                   (in thousands)
                                      -----------------------------------------
                          Interest     Balance   Additional           Balance
      Tranche               Rate      12/31/2000 Financings           9/30/2001
                                                           Payments
      -------------------------------------------------------------------------
      -------------------------------------------------------------------------
      1997-1  Class A       7.44%     $  36,418    $   0   $ 8,860    $ 27,558
              Class B       9.80%         9,700        0         0       9,700

      Financings 10/97
      through 9/00      6.68% - 8.60%   274,949        0    47,033     227,916


      Financings 10/00
      through 9/01     5.80% -  8.60%     2,751     9,458       945     11,264
      -------------------------------------------------------------------------
      -------------------------------------------------------------------------
                                      $ 323,818   $ 9,458  $ 56,838 $  276,438
      =========================================================================


(5)   Common Stock

(a)     Cash Dividends and Stock Repurchases

     Federated's recourse debt agreements contain restrictions on payments of dividends and purchases of treasury stock. The more restrictive of the agreements limits cash payments for these purposes to $5.0 million plus 50% of net income during the period from January 1, 1996, to and including the payment date, less certain payments for dividends and stock repurchases. As of September 30, 2001, approximately $62.0 million was available to pay dividends or repurchase stock under the more restrictive limitation.

     Cash dividends of $0.037, $0.046 and $0.046 per share or approximately $4.3 million, $5.4 million and $5.4 million were paid in the first, second and third quarters of 2001, respectively, to holders of common shares. Additionally, on October 23, 2001, the board of directors declared a dividend of $0.046 per share to be paid on November 15, 2001, to shareholders of record as of November 7, 2001.

     As of September 30, 2001, under Federated's current share buyback program, Federated can repurchase approximately 3.1 million additional shares subject to the cash payment limit imposed by Federated's debt covenants.

(b)     Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of September 30, 2001, a total of 44,163 shares had been purchased by employees in this plan.


(6)   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months     Nine Months
                                           Ended           Ended
                                       September 30,   September 30,
                                      ---------------- ---------------
                                      ---------------- ---------------
                                       2001     2000   2001     2000
      ----------------------------------------------------------------
      ----------------------------------------------------------------
                                 (in thousands, except per share data)
      Numerator:
          Net income                 $ 43,191 $40,012 $127,70 $114,290
      ================================================================
      ================================================================

      Denominator:
          Basic weighted-average       115,297 116,598 115,281 118,201
          shares outstanding
          Dilutive potential shares
          from stock-based              4,876   4,926  5,033    4,579
          compensation
      ----------------------------------------------------------------
      ----------------------------------------------------------------
          Diluted weighted-average
          shares outstanding           120,173 121,524 120,314 122,780
      ================================================================
      ================================================================

          Basic earnings per share   $ 0.37   $  0.34  $ 1.11  $  0.97
      ================================================================
      ================================================================
          Diluted earnings per share $ 0.36   $  0.33  $ 1.06  $  0.93
      ================================================================


(7)     Comprehensive Income

     Comprehensive income was $42.8 million and $40.0 million for the three-month periods ended September 30, 2001 and 2000, respectively, and $125.9 million and $111.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively.


(8)     Business Combinations

     In September 2001, Federated signed a definitive agreement with Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc. As a result of this transaction, assets of three mutual funds currently advised by Rightime
Econometrics, Inc., totalling approximately $159.1 million as of October 22, 2001, are planned to be merged into Federated Capital Appreciation Fund on the transaction close date which is anticipated for the fourth quarter 2001. This transaction is not expected to have a material impact on Federated's results of operations or financial position.

     On April 20, 2001, Federated completed the acquisition of substantially all of the business of Edgemont Asset Management Corporation, the former advisor of The Kaufmann Fund (Edgemont Acquisition). The purchase price for this acquisition was approximately $182 million. This price included cash payments of approximately $173 million, including transaction costs, and approximately 316,000 shares of Federated Class B common stock valued at approximately $9 million. The acquisition agreement provides for additional purchase price payments and incentive compensation payments based upon the achievement of specified revenue growth over the next six years. The purchase price payments will be recorded as additional goodwill at the time of payment while the incentive compensation payments are recognized as compensation expense during the periods in which the payments are earned. These payments could aggregate to approximately $200 million if revenue targets are met.

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, approximately $77 million of identifiable intangible assets and $105 million of goodwill, as well as the results of those assets were included in Federated's consolidated financial statements beginning on the date of acquisition. The amount assigned to intangible assets represents the fair value of the advisory contract, the noncompete agreement and the workforce as of April 20, 2001. These assets are being amortized on a straight-line basis over their useful lives which range from 4 to 10 years. Acquired goodwill is being amortized on a straight-line basis over 25 years. Upon adoption of SFAS 142 on January 1, 2002 (see Note
(1)(b)), Federated will no longer amortize goodwill.

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



                                                          Pro Forma Data for
                                                                  the
                                                           Nine Months Ended
                                                             September 30,
        (In millions except per share data)                  2001      2000
        ----------------------------------------------------------------------
        ----------------------------------------------------------------------
        Revenue                                           $   546.7 $   546.8
        Net income                                            128.8     121.4
        Earnings per share:
             Basic                                             1.11      1.02
             Diluted                                           1.07      0.99
        ----------------------------------------------------------------------



     Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Asset Highlights

      Managed and Administered Assets at Period End
      (in millions
                                 As of September 30,   Percent
                                   2001      2000       Change
                                   -------- -------     ------
      Money market funds          $122,263 $87,139        40%
      Equity funds                 18,840   23,222      (19%)
      Fixed-income funds           16,410   14,340        14%
      Separate accounts             6,132    5,669         8%
                                   -------- -------
          Total managed assets    $163,645 $130,370        26%
                                   ======== =======

          Total administered      $40,070  $38,905         3%
          assets
                                   ======== =======

  Average Managed and
  Administered Assets
  (in millions)                 Three Months              Nine Months
                                    Ended                  Ended
                                 September 30,  Percent September 30,   Percent
                                2001     2000   Change  2001     2000   Change
                               -------- -------        ------
                                                ------ ------  ------- ------
  Money market funds          $119,892 $85,528    40% $112,96$ 84,055    34%
  Equity funds                 20,841   23,261   (10%) 20,895  22,428    (7%)
  Fixed-income funds           15,959   14,548    10%  15,373  14,913     3%
  Separate accounts             6,360    5,677    12%  6,223    5,000    24%
                               -------- -------        ------  -------
                                                       ------  -------
      Total average managed   $163,052 $129,014   26% $155,46$ 126,396   23%
      assets
                               ======== =======        ======  =======
                                                       ======  =======

      Total average           $41,400  $41,403     0% $41,892$ 42,795    (2%)
      administered assets
                               ======== =======        ======  =======


  Components of Changes in Equity and Fixed-Income Fund
  Managed Assets
  (in millions)
                                         Three Months        Nine Months
                                                 Ended              Ended
                                             September 30,      September 30,

                                            2001      2000      2001     2000
                                           -------  -------   -------- ---------
      Equity
      Funds
                Beginning assets         $ 22,461  $22,512   $ 20,641 $ 20,941
                                           -------- ---------  ------- -------
                     Sales                  1,033    1,949      4,038    8,584
                     Redemptions           (1,387)  (1,503)    (4,571)  (5,768)
                                           -------- ---------  -------  -------
                                                               -------  -------
                               Net           (354)     446       (533)   2,816
                     (redemptions) sales
                     Net exchanges           (117)     (70)      (154)      69
                     Acquisition related        0      319      3,235      319
                     Other*                (3,150)      15     (4,349)    (923)
                                           -------- ---------  -------  -------
                                           -------- ---------  -------  -------
                Ending assets            $ 18,840  $23,222   $ 18,840 $ 23,222
                                           ======== =========  =======  =======
                                                               =======  =======

      Fixed-Income Funds
                Beginning assets         $ 15,179  $14,660   $ 14,268   15,857
                                           -------- ---------  -------  -------
                     Sales                  2,261      882      5,851    2,867
                     Redemptions           (1,230)  (1,168)    (4,018)  (4,174)
                                           -------- ---------  -------  -------
                                                               -------  -------
                               Net          1,031     (286)     1,833   (1,307)
                     sales (redemptions)
                     Net exchanges             66     (156)        24     (409)
                     Acquisition related        0       11          0       11
                     Other*                   134      111        285      188
                                           -------- ---------  -------  -------
                                           -------- ---------  -------  -------
                Ending assets            $ 16,410  $14,340   $ 16,410   14,340
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

     The table below presents the highlights of our operations for the three- and nine-month periods ended September 30, 2001 and 2000:


                              Three Months Ended                       Nine Months Ended
                               September 30,           Percent             September 30,         Percent
                               2001     2000      Change     Change        2001   2000       Change    Change
    Net income (in millions)    $43.2     $40.0   $3.2          8%      $127.7  $114.3       $13.4       12%

    Earnings per share
         Basic                   $0.37    $0.34   $0.03         9%      $1.11   $0.97        $0.14      14%
         Diluted                 $0.36    $0.34   $0.03         9%      $1.06   $0.93        $0.13      14%

    Revenue (in millions)

         Revenue from            $171.8   $155.6  $16.2        10%      $492.8 $456.6        $36.2       8%
         managed assets

         Service-related
         revenue from            12.3      13.1   (0.8)       (6%)       36.5    38.9         (2.4)     (6%)
         sources other
         than managed assets

         Other                   (2.9)     4.4    (7.3)       (166%)        4.1   14.8         (10.7)  (72%)

            Total Revenue       $181.2    $173.1  $8.1           5%      $533.4 $510.3         $23.1     5%

    Operating margin            42.6%      42.7%  (0.1%)         0%        43.1%  41.5%        1.6%      4%



     Net Income. Net income for the three- and nine-month periods ended September 30, 2001, increased 8% and 12%, respectively, compared to the same periods last year. The increases primarily reflect increased revenue from managed assets as a result of significant growth in money market fund assets. Diluted earnings per share for the three- and nine-month periods ended September 30, 2001, increased 9% and 14%, respectively, compared to the same periods of 2000 due to increased net income and reduced weighted-average diluted shares outstanding resulting from stock repurchases during 2000 and the first nine months of 2001. Net income for the third quarter and the first nine months of 2001 included non-cash, after-tax impairment charges of $3.2 million and $3.4 million, respectively, related to other-than-temporary declines in the fair values of various investments. Excluding the effect of this charge, Federated would have realized net income for the third quarter and the first nine months of 2001 equal to $46.4 million and $131.1 million, respectively.

     Revenue. Revenue for the three- and nine-month periods ended September 30, 2001, increased $8.1 million and $23.1 million, respectively, as compared to the same periods of 2000 as a result of growth in Federated's managed assets. Total average managed assets climbed from $129.0 billion for the third quarter 2000 to $163.1 billion for the third quarter of 2001 and from $126.4 billion for the first nine months of 2000 to $155.5 billion for the first nine months of 2001. These increases reflect significant growth in Federated's money market funds, which continued to benefit from the declining short-term interest rate environment, the tendency of investors to increase their allocation to cash during periods of significant equity market fluctuations and an increase in customer relationships among corporations, universities, government entities and broker/dealer organizations. Revenue from managed assets increased as a result of growth in average assets, but to a lesser degree than the growth in assets due to a shift in asset mix from equity products, which earn, on average, higher fees per invested dollar, to money market and fixed-income funds.

     Other revenue for the three- and nine-month periods ended September 30, 2001, decreased compared to the same periods last year. The decreases primarily reflect non-cash charges equal to $5.0 million and $5.2 million recorded in the third quarter and first nine months of 2001, respectively, to write-down the carrying values of certain Federated investments in CBO products and mutual funds that we sponsor (performance seeds). The decrease also reflects a decrease in interest and dividend income resulting from lower investment balances as a result of cash used for the Edgemont Acquisition and a decrease in investment yields since September 2000. For additional information regarding the impairment charges, see Note (2) to the Consolidated Financial Statements.

     Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30, 2001 and 2000 are set forth in the following table:


                                 Three Months Ended                         Nine Months Ended
                                  September 30,                  Percent      September 30,              Percent
     (in millions)                 2001      2000        Change  Change      2001    2000      Change    Change
     Compensation and related      $45.6     $40.6       $5.0       12%     $129.1   $125.4     $3.7        3%

     Advertising and promotional    16.8     15.1         1.7       11%       50.7     45.9     4.8        10%

     Amortization of deferred       10.4     15.6        (5.2)     (33%)      34.6     45.0   (10.4)     (23%)
     sales commissions

     Other                          31.2     27.8        3.4        12%       89.0     82.2     6.8        8%

     Total Operating Expenses     $104.0     $99.1      $4.9        5%      $303.4    $298.5    $4.9       2%



     Total operating expenses for the three- and nine-month periods ended September 30, 2001, were up 5% and 2%, respectively, as compared to the same periods last year. Certain expenses such as marketing allowances (included in Advertising and promotional) increased during these periods as compared to the prior year due to significant asset growth, while other expenses such as amortization of deferred sales commissions decreased during these periods as compared to the prior year primarily as a result of decreased net asset values of equity fund assets. Increases in compensation and related expense during the three- and nine-month periods ended September 30, 2001 as compared to the same periods last year reflect increased base salary and variable-based compensation attributable to the Edgemont Acquisition. Likewise, amortization of intangible assets increased during the three- and nine-month periods ended September 30, 2001, as compared to the same periods last year, as a result of the Edgemont Acquisition.

     Income Taxes. The income tax provision for the three- and nine-month periods ended September 30, 2001, was $24.1 million and $71.5 million, respectively, as compared to $22.7 million and $64.3 million for the same periods of 2000. The effective tax rate was 35.8% and 36.2% for the third quarter 2001 and 2000, respectively, and 35.9% and 36.0% for the first nine months of 2001 and 2000, respectively.


  Financial Condition, Capital Resources and Liquidity

     Deferred Sales Commissions and Nonrecourse Debt. Federated finances up-front commissions paid to broker/dealers on the sale of B shares through the sale of the rights to future revenue streams associated with B-share deferred sales commissions. Under Federated's first B-share financing arrangement that expired September 30, 2000, sales were accounted for as financings for reporting purposes and nonrecourse debt was recorded. In October 2000, as a result of entering into a new financing arrangement, Federated began accounting for the sale of certain B-share-related future revenue streams as true sales and continued to account for the sale of the rights to future servicing fees on the B shares as financings. Consequently, beginning in October 2000, additions to the deferred sales commission and nonrecourse debt balances result only from the sale of future servicing fees on the B shares. Prior to this new financing arrangement and related accounting treatment, the deferred sales commission and nonrecourse debt balances were increased for the sale of all future fees on the B shares.

     In the first nine months of 2001, deferred sales commissions related to B shares and nonrecourse debt decreased $45.1 million and $47.4 million, respectively. These decreases reflect continued asset amortization and debt servicing partially offset by additions to the asset and nonrecourse debt balances for new sales of rights to B-share-related future servicing fees. The following table presents the effects of the B-share financing programs on the Consolidated Balance Sheets at September 30, 2001, and December 31, 2000:

                                            At September    At December
      (in millions)                           30, 2001       31, 2000
      --------------------------------------------------------------------
      Assets
           Deferred sales commissions, net*        $260.4          $305.5
           Receivables                                7.5             7.5
           Other assets                               1.2             2.6
      Liabilities
           Long-term debt - nonrecourse            $276.4          $323.8
           Accounts payable                           5.5             6.1

      --------------------------------------------------------------------
      --------------------------------------------------------------------
      * Excludes deferred sales commissions related to B-share revenue streams that have not been sold as of the end of the period due to the timing of the sale of the revenue streams.

     Due to the nonrecourse nature of these financing arrangements, the $12.8 million excess of B-share-related liabilities over the related assets at September 30, 2001, will be recognized in income over the remaining life of certain B-share cash flows.

     Shareholders' Equity. Shareholders' equity increased by $79.5 million in the first nine months of 2001 primarily as a result of net income and treasury stock issuances related to the Edgemont Acquisition, partially offset by treasury stock purchases and dividends declared. During the first nine months of 2001, Federated continued to purchase shares of its Class B common stock under the stock repurchase program. As of September 30, 2001, Federated can repurchase approximately 3.1 million additional shares under the current company buy back program, subject to current debt-covenant restrictions which limit cash payments for additional stock repurchases and dividends to $56.7 million after considering earnings through September 30, 2001, the dividend payment on November 15, 2001, and certain stock repurchases.

     Cash Flow. Cash and cash equivalents and the current portion of securities available for sale totaled $142.6 million at September 30, 2001, as compared to $235.2 million at December 31, 2000. This decrease is primarily due to cash used in the second quarter 2001 to complete the Edgemont Acquisition.

     Cash provided by operating activities totaled $221.6 million for the nine-month period ended September 30, 2001, as compared to $103.2 million for the same period of 2000. This increase is primarily attributable to a decrease in sales commissions paid to brokers due to reduced sales of B shares, the sales treatment of the B-share transaction, increased income taxes payable due to a one-time extension of the federal government's deadline for paying quarterly tax estimates and increased profitability in 2001. Net cash used by investing activities in the first nine months of 2001 reflects cash paid for the Edgemont Acquisition and the purchase of securities available for sale, partially offset by proceeds from the sale of certain investments held by Federated in anticipation of the Edgemont Acquisition. Other uses of cash flow from operating activities in the first nine months of 2001 included payments on debt, the purchase of treasury stock, dividend payments and distributions to a minority interest partner.


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

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, approximately $77 million of identifiable intangible assets and $105 million of goodwill, as well as the results of those assets were included in Federated's consolidated financial statements beginning on the date of acquisition. The amount assigned to intangible assets represents the fair value of the advisory contract, the noncompete contract and the workforce as of April 20, 2001. These assets are being amortized on a straight-line basis over their useful lives which range from 4 to 10 years. Acquired goodwill is being amortized on a straight-line basis over 25 years. Upon adoption of SFAS 142 on January 1, 2002 (see Note
(1)(b)), Federated will no longer amortize goodwill.


     Dividends paid. Federated pays cash dividends on a quarterly basis. Dividends of $0.037, $0.046 and $0.046 per share, or $4.3 million, $5.4 million and $5.4 million were paid in the first, second and third quarters of 2001, respectively. Federated's board of directors declared a dividend of $0.046 per share to be paid on November 15, 2001, to shareholders of record as of November 7, 2001. After considering earnings through September 30, 2001, the dividend payment on November 15, 2001, certain stock repurchases, and current debt covenants, Federated has the ability to pay cash for dividends and stock repurchases of approximately $56.7 million.

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

     Special Note Regarding Forward-Looking Information. Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Future Cash Requirements and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, achievements of the company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated's Annual Report on Form 10-K for the year ended December 31, 2000, and other reports on file with the Securities and Exchange Commission. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.


Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, Federated is exposed to the risk of securities market and general economic fluctuations. Federated's approach has been to limit the use of derivative instruments to hedging activities. Federated's investments are primarily in money market funds and mutual funds with investments which have a duration of two years or less. We invest in new Federated-sponsored mutual funds (performance seeds) in order to provide investable cash to the fund allowing the fund to establish a performance history. In the third quarter 2001, Federated recorded a $1.1 million charge related to other-than-temporary declines in value of two of Federated's performance seed investments. At September 30, 2001, the fair value of Federated's performance seed investments was $28.6 million and related unrealized losses were $6.8 million. As of November 8, 2001, net unrealized losses for performance seeds were $5.9 million. Management will continue to monitor these investments as appropriate.

     Federated also has investments in asset-backed securities. During the third quarter 2001, Federated recorded a $3.9 million impairment charge related to other-than-temporary declines in the fair value of Federated's high-yield collateralized bond obligation investments. As of September 30, 2001, Federated's remaining investments in asset-backed securities totaled $12.3 million. These investments expose Federated to credit and interest rate risk. In periods of either rising default rates or interest rates, the carrying value of Federated's investments in asset-backed securities may be adversely affected by unfavorable changes in cash flow estimates, declines in the value of the underlying fixed-rate securities, and increased expected returns. All of our debt instruments carry fixed interest rates.

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

                                          Federated Investors, Inc.
------------------------                  --------------------------
                                                 (Registrant)



Date      November 13, 2001             By:   /s/  J. Christopher Donahue
   -----------------------------         ---------------------------------
                                         J. Christopher Donahue
                                         President and
                                         Chief Executive Officer


Date      November 13, 2001             By:   /s/  Thomas R. Donahue
  -----------------------------         ---------------------------
                                        Thomas R. Donahue
                                        Chief Financial Officer