Form 10-K
period 2001-12-31
FEDERATED INVESTORS INC /PA/
filed 2002-03-20
CIK 1056288

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $2,802 million, based on the last reported sales price of $34.02 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class B Common Stock outstanding on March 15, 2002, was 114,700,871 shares.

    Documents incorporated by reference:

     Selected  portions of the 2001  Financial  Annual Report to  Shareholders -
Part I, Part II and Part IV of this Report.

     Selected portions of the 2002 Information Statement - Part III of this Report. Part I

ITEM 1 - BUSINESS

Overview

     Federated Investors, Inc. and its consolidated subsidiaries (collectively, "Federated") is a leading provider of investment management and related financial services. Federated sponsors, markets and provides investment advisory, distribution and administrative services primarily to mutual funds in both domestic and international markets. Total assets under management at December 31, 2001, were $179.7 billion, primarily in funds managed, distributed and administered by Federated and in other non-fund products (collectively "Managed Assets"), of which $6.4 billion were in separately managed accounts. Managed Assets at December 31, 2001, increased $40.1 billion over the prior year.

     Federated provided investment advisory services to 139 funds at December 31, 2001. These funds are offered through banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers; these customers include retail investors, corporations, and retirement plans. Federated also provides mutual fund administrative services to its managed funds and to funds sponsored by third parties, where Federated also acts as fund distributor. Federated provided these services for $44.7 billion of assets in funds sponsored by third parties, primarily banks ("Administered Assets"), as of December 31, 2001. In addition, Federated provides other services related to mutual funds including trade execution and clearing and retirement plan recordkeeping.

      Total Managed Assets for each of the past three years were as follows:

Managed Assets                                                   Growth Rate
                                                              ------------------
(Dollars in millions)               As of December 31,         3 Yr.
                               -----------------------------
                                 2001                          CAGR*    2001
                                              2000      1999
                               ------------------------------ ------------------
  Money Market Funds/
     Cash Equivalents           $135,092   $98,797   $83,299        21%     37%
  Equity Funds                    20,760    20,641    20,941        10%      1%
  Fixed-Income Funds              17,378    14,268    15,857         2%     22%
  Separate Accounts                6,457     5,878     4,723        36%     10%
                               ------------------------------

    Total Managed Assets        $179,687  $139,584  $124,820        17%     29%
                               ==============================

*Compound Annual Growth Rate

      Average Managed Assets for the past three years were as follows:

Average Managed Assets                                           Growth Rate
                                                              ------------------
(Dollars in millions)            Year ended December 31,       3 Yr.
                              ------------------------------
                              ------------------------------
                                 2001                          CAGR*    2001
                                             2000      1999
                              ------------------------------  ------------------
Money Market Funds/
  Cash Equivalents              $117,784  $86,406   $79,253       36%       19%
Equity Funds                      20,682   22,107    17,531       15%       (6%)
Fixed-Income Funds                15,859   14,713    16,680        0%        8%
Separate Accounts                  6,268    5,168     4,109       39%       21%
                              ------------------------------

  Total    Average    Managed   $160,593 $128,394  $117,573       17%       25%
Assets
                              ==============================

* Compound Annual Growth Rate

     Federated's revenues from investment advisory, related administrative and other service fees provided under agreements with the funds and other entities, and other income over the last three years were as follows (certain amounts previously reported have been reclassified to conform with the current year's presentation):

Revenue
(Dollars in thousands)                                        Growth Rate
                                                         -----------------------
                             Year ended December 31,        3 Yr.
                          -------------------------------
                            2001      2000        1999      CAGR*       2001
                          ------------------------------------------------------

  Investment   Advisory   $422,980  $380,234    $324,923       15%         11%
Fees, net
  Administrative           130,364   109,870     104,381       10%         19%
Service Fees, net
  Other  Service  Fees,    161,180   166,356     147,700        9%         (3%)
net
  Other Income, net          1,253    24,308      24,094      (60%)       (95%)
                          -------------------------------

    Total Revenue         $715,777  $680,768    $601,098       11%          5%
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

     -To profitably expand its customer relationships by providing high-quality services designed to support the growth of Managed and Administered Assets.

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

     Federated is one of the largest U.S. managers of money market fund assets, with $135.1 billion in assets under management at December 31, 2001. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 25 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market fund products which are typically distributed through broker/dealers. Federated manages money market fund assets in the following asset classes: prime corporate ($60.8 billion), government ($55.7 billion) and tax-free ($18.6 billion).

     In recent years, Federated has emphasized growth of its equity business as an important component of its strategy and has broadened its range of equity products. Equity assets are managed across a wide range of styles including large cap value ($6.3 billion), small-mid cap growth ($4.1 billion), equity income ($3.7 billion), mid-large cap growth ($3.3 billion) and international/global ($1.9 billion). Federated also manages assets in equity index funds ($2.5 billion) and balanced and asset allocation funds ($1.0 billion). These asset allocation funds may include fixed-income assets.

     Federated's fixed-income assets are managed in a wide range of sectors including multi-sector ($5.9 billion), mortgage-backed ($4.6 billion), high-yield ($4.3 billion), municipal ($2.3 billion), corporate ($2.1 billion), U.S. government ($1.5 billion) and international/global ($1.1 billion). Federated's fixed-income funds offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements.

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

     Federated's distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers and investment advisers, and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed selling relationships with more than 5,000 institutions and sells its products directly to another 500 corporations and government entities. Federated uses its trained sales force of more than 180 representatives and managers across the United States to add new customer relationships and strengthen and expand existing relationships.


Investment Products and Markets

     Federated's investment products are distributed in four principal markets: the trust market, the broker/dealer market, the institutional market and the international market. The following chart shows Federated Managed Assets by market for the dates indicated (certain amounts previously reported have been reclassified to conform with the current year's presentation):

Managed Assets by Market                                        Growth Rate
                                                             ------------------
(Dollars in millions)               As of December 31,        3 Yr.
                                                   ---------
                               --------------------
                                 2001      2000      1999     CAGR*     2001
                               ----------------------------- ------------------

Trust Market                     $96,568   $71,955  $63,073      18%       34%
Broker/Dealer Market              46,592    43,462   40,769      10%        7%
Institutional Market              27,531    17,808   16,349      25%       55%
International Market               1,367     1,356    1,104                 1%
                                                                n/a
Other Markets                      7,629     5,003    3,525      30%       52%
                               -----------------------------

  Total Managed Assets          $179,687  $139,584 $124,820      17%       29%
                               =============================

*Compound Annual Growth Rate

     Trust Market. Federated pioneered the concept of providing cash management to bank trust departments through mutual funds over 25 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust(TM), to meet the evolving needs of bank trust departments. Federated's bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a staff of support personnel to offer its products and services in the trust market. In addition to bank trust departments, Federated provides services to bank capital markets (institutional brokerages within banks) and to other institutional customers as part of the trust market.

     Money market funds contain the majority of Federated's Managed Assets in the trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income mutual funds structured for use in the trust market. As of December 31, 2001, Managed Assets in the trust market were comprised of $86.2 billion in money market funds and cash equivalents, $6.2 billion in fixed-income funds and $4.2 billion in equity funds.

     Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,000 national, regional, independent, and bank broker/dealers. Federated maintains a sales staff dedicated to this market, with a separate group focused on the bank broker/dealers. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use in the broker/dealer market. As of December 31, 2001, Managed Assets in the broker/dealer market were comprised of $28.5 billion in money market funds, $10.5 billion in equity funds, $7.2 billion in fixed-income funds and $0.4 billion in separate accounts.

     Institutional Market. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisers, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2001, Managed Assets in the institutional market were comprised of $18.7 billion in money market funds, $3.3 billion in separate accounts, $2.8 billion in equity funds and $2.7 billion in fixed-income funds.

     International Market. Federated continues to broaden distribution to areas outside of the U.S. Federated partnered with LVM-Versicherungen (LVM), a large German insurance company, to create a joint-venture company named Federated Asset Management GmbH ("Federated GmbH"), to exclusively manage, distribute and market a family of mutual funds to insurance clients of LVM, as well as pursue institutional separate accounts. Federated GmbH sponsors six retail funds (Federated Unit Trust) for distribution in German speaking countries in Europe. As of December 31, 2001, Managed Assets in these funds and in separate accounts totaled $0.2 billion and $1.2 billion, respectively.

     Other Markets. Other markets primarily includes affinity group assets from a historical arrangement with a large affinity group to provide a money market fund for its members and miscellaneous assets which resulted from earlier marketing efforts and acquisitions which resulted in the management of retail assets. Managed Assets in these categories totaled $6.6 billion as of December 31, 2001. Other markets also includes assets invested in three separate collateralized bond obligation (CBO) products for which Federated acts as the investment adviser. These products package Federated's investment management expertise into an alternative product structure and offer another source of investment advisory fee revenue. As of December 31, 2001, Managed Assets in Federated's CBOs totaled $1.0 billion. Federated plans to continue to seek opportunities to manage CBOs and other alternative products.

     Federated continues to look for new alliances and opportunities to enhance shareholder value through acquisitions. In 2001, Federated completed two acquisitions. In the second quarter, Federated acquired substantially all of the business of Edgemont Asset Management Corporation, the former adviser of the Kaufmann Fund. As a result of the acquisition, the $3.2 billion Kaufmann Fund was reorganized into the Federated Kaufmann Fund. In the fourth quarter, assets of three mutual funds previously advised by Rightime Econometrics, Inc., totaling approximately $148.0 million, were merged into Federated Capital Appreciation Fund in connection with an agreement between Federated, Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc.

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

     Federated provided investment advisory services to 139 funds as of December 31, 2001. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Each of Federated's U.S.-domiciled funds (with the exception of a collective investment trust) is registered under the Investment Company Act of 1940 ("Investment Company Act") and under applicable federal and state laws. Each of the funds enters into an advisory agreement. The advisory agreements are subject to annual approval by the fund directors or trustees, including a majority of the directors who are not "interested persons" of the funds or Federated as defined under the Investment Company Act. Advisory agreements are subject to periodic review by the directors or trustees of the respective funds and amendments to such agreements must be approved by the fund shareholders. A significant portion of Federated's revenue is derived from these advisory agreements which generally are terminable upon 60 days notice.

     Of these 139 funds, Federated's investment advisory subsidiaries managed 52 money market funds (and cash equivalents) totaling $135.1 billion in assets, 47 fixed-income funds with $17.4 billion in assets and 40 equity funds with $20.8 billion in assets. Appendix "A" hereto lists all of these funds, including asset levels and date of inception.

     Federated also serves as investment adviser to pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds sponsored by third parties, and other investors. These separate accounts totaled $6.4 billion in assets under management as of December 31, 2001. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

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

     The following chart shows period-end and average Administered Assets for the past three years:

Administered Assets            As of and for the year ended   Growth
(Dollars in millions)                  December 31,            Rate
                               ----------------------------- ----------
                                    2001                       2001
                                              2000     1999
                               ----------------------------- ----------
Period End Administered Assets   $44,684   $39,732  $41,234        12%
Average Administered Assets       41,982    41,966   35,079         0%

     In addition, certain funds sponsored by Federated have adopted distribution plans that, subject to applicable law, provide for payment to Federated for the reimbursement of marketing expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the funds and distributes shares of the funds through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval annually.

     Federated also provides retirement plan recordkeeping services and trade execution and settlement services through its various subsidiaries.

Competition

     The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2001, there were over 8,300 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers and other financial institutions.

     Competition for sales of mutual fund shares is influenced by various factors including investment performance in terms of attaining the stated objectives of the particular funds and in terms of fund yields and total returns, advertising and sales promotional efforts, and type and quality of services.

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


Regulatory Matters

     Substantially all aspects of Federated's business are subject to federal and state regulation and to the extent operations take place outside the United States, they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated's advisory companies are registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940 and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the Commission under the Investment Company Act of 1940. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and with various states and are members of the National Association of Securities Dealers (the "NASD"). Their activities are regulated by the Commission, the NASD, and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the Commission pursuant to the Exchange Act. Two other subsidiaries are registered with the Commission as transfer agents. Federated Investors Trust Company is regulated by the State of New Jersey. Federated believes that it and its subsidiaries are in substantial compliance with all applicable laws and regulations. Amendments to current laws and regulations or newly promulgated laws and regulations governing Federated's operations could have a material adverse impact on Federated.

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

Employees

     At December 31, 2001, Federated employed 1,829 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

     This Annual Report on Form 10-K and the 2001 Financial Annual Report to Shareholders contain certain "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks, uncertainties and other factors, including among others, those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results, levels of activity, performance, or achievements of Federated, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism. Federated cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and should be read in conjunction with the risk disclosure below. Federated will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or reflect the occurrence of anticipated or unanticipated events. As a result of the foregoing, and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements of Federated, and neither Federated nor any other person assumes responsibility for the accuracy or completeness of such statements.

Risk Factors and Cautionary Statements

     Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the distribution of mutual funds with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies, and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, the investment performance of funds managed or administered by Federated, quality of service, the strength and continuity of management and selling relationships, marketing and distribution services offered, the range of products offered, and fees charged. See "Business--Competition."

     Many of Federated's fund products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional mutual funds are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to move their assets among various institutional funds than investors in retail mutual funds. Of Federated's 139 managed funds, 95 are sold without sales commission. Institutions are sensitive to fund investment performance, consistent adherence to investment objectives, quality of service and pricing. Federated believes that competitive pressures in the institutional fund market are increasing as a result of (i) the entry of well-known managers from the retail investment industry and of low-fee investment managers, (ii) mergers and consolidation occurring in the banking industry, (iii) increased offering of proprietary funds by institutional investors such as banks, and (iv) regulatory changes affecting banks and other financial service firms.

     A significant portion of Federated's revenue is derived from providing mutual funds to its trust market, comprising over 1,400 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation which is occurring in the banking industry as well as recent regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated's customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

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

     Potential Adverse Affects on Money Market Funds Resulting From Increases in Interest Rates. Approximately 41% of Federated's revenue in 2001 was from managed money market funds. Assets in these funds are largely from institutional investors. In a period of rapidly rising interest rates, institutional investors may redeem shares in money market funds to invest directly in market issues offering higher yields. These redemptions would reduce Managed Assets, thereby reducing Federated's advisory fee revenue. As a result of Federal Reserve Bank easings, interest rates reached historic lows in 2001. Federated has been actively diversifying its products to expand its Managed Assets in equity mutual funds which may be less sensitive to interest rate increases. There can be no assurance that Federated will continue to be successful in these diversification efforts.

     Adverse Effects of Poor Fund Performance. Success in the investment management and mutual fund business is largely dependent on the funds' investment performance relative to market conditions and performance of competing funds. Good performance generally assists sales of the funds' shares and tends to lessen redemptions. Sales of funds generate additional revenues (which are largely based on assets of the funds). Good performance also attracts private institutional accounts to Federated. Conversely, relatively poor performance tends to result in decreased sales, increased redemptions of the funds' shares, and the loss of private institutional accounts, with corresponding decreases in revenues to Federated. Failure of the funds to perform well could, therefore, have a material adverse effect on Federated.

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

     Systems and Technology Risks. Federated utilizes software and related technologies throughout its businesses including both proprietary systems as well as those provided by outside vendors. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated's business, financial condition, results of operations or business prospects.


ITEM 2 - PROPERTIES

     Federated's facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated's headquarters are located in the Federated Investors Tower, where Federated occupies approximately 345,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 20,000 square feet at other locations in Pittsburgh. Federated also leases approximately 51,000 square feet of office space for a portion of its servicing business in Rockland, Massachusetts. Federated maintains office space in Dublin, Ireland, and Frankfurt, Germany, where administrative offices for offshore funds and other international initiatives are maintained; in New York, New York, where Federated Global Investment Management Corp. and InvestLink Technologies, Inc. conduct their business; and in Gibbsboro, New Jersey, where Federated Investors Trust Company is located. Additional offices in Wilmington, Delaware are subleased by Federated.


ITEM 3 - LEGAL PROCEEDINGS

     There is currently no pending litigation of a material nature involving Federated.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.


                                        PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The information required by this Item is contained in Federated's 2001 Financial Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this Item is contained in Federated's 2001 Financial Annual Report to Shareholders under the caption "Selected Consolidated Financial Data" and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is contained in Federated's 2001 Financial Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is contained in Federated's 2001 Financial Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The information required by this Item is contained in Federated's 2001 Financial Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.


ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item (other than the information set forth below) will be contained in Federated's Information Statement for its 2002 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Executive Officers

     The following table sets forth certain information regarding the executive officers of Federated as of March 31, 2002:

Name                                           Position                     Age
----                                           --------                     ---
John F. Donahue             Chairman and Director                           77

J. Christopher Donahue      President, Chief Executive Officer and Director 52

Arthur L. Cherry            President   and   Chief   Executive    Officer, 48
                            Federated Services Company and Director

William D. Dawson III       Executive Vice  President and Chief  Investment 53
                            Officer  -  U.S.   Fixed  Income  of  Federated
                            Advisory Companies*

Thomas R. Donahue           Vice  President,   Treasurer,  Chief  Financial 43
                            Officer and Director

John B. Fisher              President  -  Institutional  Sales  Division of 45
                            Federated Securities
                            Corp. and Director

Henry A. Frantzen           Executive Vice  President and Chief  Investment 59
                            Officer - Global
                            Equity and Fixed Income of  Federated  Advisory
                            Companies*

James F. Getz               President   --   Retail   Sales   Division   of 55
                            Federated Securities Corp.
                            and Director

J. Thomas Madden            Executive Vice  President and Chief  Investment 56
                            Officer  -  Domestic  Equity,  High  Yield  and
                            Asset Allocation of Federated
                            Advisory Companies*

Eugene F. Maloney           Vice President and Director                     57

Denis McAuley III           Vice President and Principal Accounting Officer 55

John W. McGonigle           Executive Vice President, Chief Legal Officer,  63
                            Secretary and Director

Keith M. Schappert          President and Chief Executive Officer of        51
                            Federated Advisory Companies*

     *Federated  Advisory  Companies  include  the  following   subsidiaries  of
Federated: Federated Global Investment Management Corp., Passport Research Limited, Federated Investment Counseling and Federated Investment Management Company.

     Mr. John F. Donahue was a founder of Federated and was Chairman and Chief Executive Officer of Federated and a trustee of Federated Investors, a Delaware business trust (the "Trust"), prior to the May 1998 merger of the Trust into Federated, its wholly owned subsidiary (the "Merger"). Mr. Donahue has continued to serve as Chairman following the consummation of the Merger. He served as President from 1989 until 1993. Mr. Donahue is Chairman or President and a director or trustee of the investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue and Thomas R. Donahue, each of whom serves as an executive officer and director of Federated.

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

     Mr. Arthur L. Cherry was a trustee of the Trust from 1997 until the Merger and has been a director of Federated since the consummation of the Merger. He is the President and Chief Executive Officer of Federated Services Company, a wholly owned subsidiary of Federated. Prior to joining Federated, he was a managing partner of AT&T Solutions, former president of Scudder Services Corporation and a managing director of Scudder, Stevens & Clark.

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

     Mr. John B. Fisher has been a director of Federated since the consummation of the Merger. He is President-Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated, and is responsible for the distribution of Federated's products and services to investment advisers, insurance companies, retirement plans and corporations.

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

     Mr. James F. Getz has been a director of Federated since the consummation of the Merger. He serves as President - Retail Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated, and is responsible for the marketing and sales efforts in the trust and broker/dealer markets. Mr. Getz is a Chartered Financial Analyst.

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

     Mr. Denis McAuley III serves as Vice President and Principal Accounting Officer of Federated and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

     Mr. John W. McGonigle was a trustee of the Trust from 1989 until the consummation of the Merger and has been a director since the consummation of the Merger. Mr. McGonigle has served as Secretary of Federated since 1989. He served as Vice President of Federated from 1989 until August 1995, when he became Executive Vice President. Mr. McGonigle was President and Chief Executive Officer of Federated Investors Management Company until 1999. He is Chairman of Federated International Management Limited. Mr. McGonigle was General Counsel of Federated until 1998 when he became the Chief Legal Officer. Mr. McGonigle is Executive Vice President and Secretary of the investment companies managed by subsidiaries of Federated.

     Mr. Keith M. Schappert became President and Chief Executive Officer of the Federated Advisory Companies on February 4, 2002. Prior to joining Federated, he spent 28 years with J.P. Morgan, most recently in the position of President of J.P. Morgan Fleming Asset Management, Inc. Prior to J.P. Morgan's merger with Chase Manhattan Corp., Mr. Schappert was President and Chief Executive Officer of J.P. Morgan Asset Management Services.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this Item is contained in Federated's Information Statement for the 2002 Annual Meeting of Shareholders under the captions "Board of Directors and Election of Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information   required  by  this  Item  is  contained  in  Federated's
Information Statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership" and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                        PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      Financial Statements:

     The information required by this Item is contained in Federated's 2001 Financial Annual Report to Shareholders under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

(a)(2)      Financial Statement Schedules:

     Schedules for which provisions are made in the applicable accounting regulations of the United States Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3)      Exhibits:

The following exhibits are filed or incorporated as part of this report:

 Exhibit
 Number                                 Description

  2.01 Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

  2.02 Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to
            Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

  2.03 Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

  3.01 Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

  3.02      Restated By-Laws of Federated (incorporated by reference to Exhibit
            3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

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

  10.23 Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of March 28, 2000 (incorporated by reference to Exhibit 10.2 to the March 31, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

  10.26 Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

  10.27 Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

  10.29 Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (Filed herewith)

  10.30 Federated Investors, Inc. Stock Incentive Plan, amended as of January 29, 2002 (Filed herewith)

  10.31 Federated Investors, Inc. Annual Incentive Plan, dated January 29, 2002 (Filed herewith)

  13.01 Selected Portions of 2001 Financial Annual Report to Shareholders (Filed herewith)

  21.01     Subsidiaries of the Registrant (Filed herewith)

  23.01     Consent of Ernst & Young LLP (Filed herewith)




(b)   Reports on Form 8-K:

      Form 8-K filed on January 15, 2002

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


                             Date:      March 20, 2002


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                    Date



/s/ John F. Donahue        Chairman and Director            March 20, 2002
-------------------------
John F. Donahue



/s/ J. Christopher Donahue President, Chief Executive       March 20, 2002
                           Officer
-------------------------
J. Christopher Donahue     and Director (Principal
                           Executive Officer)



/s/ Arthur L. Cherry       Director                         March 20, 2002
-------------------------
Arthur L. Cherry



/s/ Thomas R. Donahue      Chief Financial Officer and      March 20, 2002
                           Director
-------------------------
Thomas R. Donahue



/s/ Michael J. Farrell     Director                         March 20, 2002
-------------------------
Michael J. Farrell



/s/ John B. Fisher         Director                         March 20, 2002
-------------------------
John B. Fisher



       Signature                       Title                    Date


/s/ James F. Getz          Director                         March 20, 2002
-------------------------
James F. Getz



/s/ Eugene F. Maloney      Director                         March 20, 2002
-------------------------
-------------------------
Eugene F. Maloney



  /s/ Denis McAuley III    Principal Accounting Officer     March 20, 2002
-------------------------
Denis McAuley III



 /s/ John W. McGonigle     Director                         March 20, 2002
-------------------------
John W. McGonigle


/s/ James L. Murdy         Director                         March 20, 2002
-------------------------
James L. Murdy


/s/ Edward G. O'Connor     Director                         March 20, 2002
-------------------------
Edward G. O'Connor




                                     EXHIBIT INDEX

 Exhibit
 Number                                 Description

  10.29 Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association

  10.30 Federated Investors, Inc. Stock Incentive Plan, amended as of January 29, 2002

  10.31     Federated Investors, Inc. Annual Incentive Plan, dated January 29,
            2002

  13.01     Selected Portions of 2001 Financial Annual Report to Shareholders

  21.01     Subsidiaries of the Registrant

  23.01     Consent of Ernst & Young LLP





                                   APPENDIX A

                                 FEDERATED FUNDS



                                        Number
                                        of
                                        Share
                                        Classes                     Assets as        Fund
                 Fund Name              as       Fund Category     of 12/31/01 Load  Effective
                                        of                                           Date
                                        12/31/01


    EQUITY FUNDS:
    FEDERATED AGGRESSIVE GROWTH FUND      3      Equity Fund -     216,341,710   Y   11/18/1996
                                                    Growth
    FEDERATED AMERICAN LEADERS FUND       4      Equity Fund -     3,311,952,295 Y   2/26/1969
    INC.                                       Growth and Income
    FEDERATED AMERICAN LEADERS FUND II    1      Equity Fund -     455,980,397   N   12/15/1993
                                               Growth and Income
    FEDERATED ASIA PACIFIC GROWTH FUND    3   International/Global 20,076,094    Y   1/31/1996
    FEDERATED CAPITAL APPRECIATION FUND   3      Equity Fund -     1,348,858,188 Y   11/14/1995
                                                    Growth
    FEDERATED COMMUNICATIONS              3      Equity Fund -     230,287,538   Y   9/13/1999
    TECHNOLOGY FUND                                 Growth
    FEDERATED EMERGING MARKETS FUND       3   International/Global 46,451,436    Y   1/31/1996
    FEDERATED EQUITY INCOME FUND  INC.    4         Equity         2,268,193,116 Y   12/30/1986
    FEDERATED EQUITY INCOME FUND II       1         Equity         91,987,590    N   12/16/1996
    FEDERATED EUROPEAN GROWTH FUND        3   International/Global 42,911,235    Y   1/31/1996
    FEDERATED GLOBAL EQUITY INCOME FUND   3   International/Global 40,056,523    Y   3/8/1998
    FEDERATED GLOBAL FINANCIAL            3   International/Global 60,385,137    Y   8/24/1998
    SERVICES FUND
    FEDERATED GROWTH STRATEGIES FUND      3      Equity Fund -     1,006,841,565 Y   8/23/1984
                                                    Growth
    FEDERATED GROWTH STRATEGIES FUND II   1      Equity Fund -     96,011,111    N   9/30/1995
                                                    Growth
    FEDERATED INTERNATIONAL EQUITY        1      International        250,725    N   3/21/1997
    COMMINGLED TRUST                              Equity Fund
    FEDERATED INTERNATIONAL EQUITY FUND   3      International     466,972,828   Y   8/17/1984
                                                  Equity Fund
    FEDERATED INTERNATIONAL EQUITY        1      International     62,079,084    N   4/4/1995
    FUND II                                       Equity Fund
    FEDERATED INTERNATIONAL SMALL         3   International/Global 526,450,827   Y   1/31/1996
    COMPANY FUND
    FEDERATED INTERNATIONAL SMALL         1   International/Global  3,495,931    N   6/21/2000
    COMPANY FUND II
    FEDERATED KAUFMANN FUND               4      Equity Fund -     3,637,223,102 Y   4/23/2001
                                                    Growth
    FEDERATED LARGE CAP GROWTH FUND       3      Equity Fund -     494,235,283   Y   12/23/1998
                                                    Growth
    FEDERATED LARGE CAP GROWTH FUND II    1      Equity Fund -      7,055,099    N   6/21/2000
                                                    Growth
    FEDERATED MANAGED GROWTH PORTFOLIO    2    Asset Allocation    126,563,213   N   3/11/1994
                                                     Fund
    FEDERATED MANAGED CONSERVATIVE        2    Asset Allocation    155,500,644   N   3/11/1994
    GROWTH PORTFOLIO                                 Fund
    FEDERATED MANAGED MODERATE GROWTH     2    Asset Allocation    196,757,342   N   3/11/1994
    PORTFOLIO                                        Fund
    FEDERATED MARKET OPPORTUNITY FUND     3      Equity Fund -     111,271,045   Y   12/4/2000
                                               Growth and Income
    FEDERATED MAX-CAP FUND                3      Equity Fund -     2,026,414,136 N   7/2/1990
                                                   Growth and
                                                  Income/Index
    FEDERATED MID-CAP FUND                1      Equity Fund -     373,308,648   N   7/7/1992
                                                   Growth and
                                                  Income/Index
    FEDERATED MINI-CAP FUND               2      Equity Fund -     115,700,468   N   7/7/1992
                                                   Growth and
                                                  Income/Index
    FEDERATED NEW ECONOMY FUND            3      Equity Fund -     30,913,638    Y   8/30/2000
                                                    Growth
    FEDERATED KAUFMANN SMALL CAP FUND     3      Equity Fund -     241,836,514   Y   9/13/1995
                                                    Growth
    FEDERATED SMALL CAP STRATEGIES        1      Equity Fund -      6,767,200    N   5/21/1999
    FUND II                                         Growth
    FEDERATED STOCK AND BOND FUND  INC.   3        Balanced        277,842,479   N   10/31/1984
    FEDERATED STOCK TRUST                 1      Equity Fund -     1,605,842,184 N   3/31/1982
                                               Growth and Income
    FEDERATED UTILITY FUND  INC.          4      Equity Fund -     729,000,359   Y   5/29/1987
                                               Domestic Utility
    FEDERATED UTILITY FUND II             1      Equity Fund -     138,405,288   N   12/15/1993
                                               Domestic Utility
    FEDERATED WORLD UTILITY FUND          3      International     82,113,194    Y   4/12/1994
                                                  Equity Fund
    LVM EUROPA-AKTIEN                     1   International/Global 38,512,037    Y   1/26/2000
    LVM INTER-AKTIEN                      1   International/Global 34,706,917    Y   1/26/2000
    LVM PROFUTUR                          1   International/Global 34,027,831    Y   1/26/2000

                                                                   -----------
    Total Equity Funds                                             20,759,579,951
                                                                   -----------

                                        Number
                                        of
                                        Share                                        Fund
                                        Classes                                      Effective
                 Fund Name              as       Fund Category      Assets as  Load  Date
                                        of                         of 12/31/01
                                        12/31/01


    FIXED INCOME FUNDS:
    CAPITAL PRESERVATION FUND             1        Short-Term      771,031,932   N   8/1/1988
                                              Corporate Bond Fund
                                                  - High Grade
    FEDERATED ARMS FUND                   2     Adjustable Rate    331,787,371   N   12/3/1985
                                              Mortgage-Backed Fund
    FEDERATED BOND FUND                   4   Long Corporate Bond  975,669,691   Y   6/27/1995
                                               Fund - High Grade
    FEDERATED CALIFORNIA MUNICIPAL        2   Municipal Bond Fund  78,385,231    Y   11/24/1992
    INCOME FUND
    FEDERATED FUND FOR U.S. GOVERNMENT    3     Mortgage Backed    1,173,911,729 Y   10/6/1969
    SECURITIES  INC                                  Fund
    FEDERATED FUND FOR U.S. GOVERNMENT    1     Mortgage Backed    299,499,418   N   12/15/1993
    SECURITIES II                                    Fund
    FEDERATED GNMA TRUST                  2     Mortgage Backed    862,261,218   N   3/23/1982
                                                     Fund
    FEDERATED GOVERNMENT INCOME           4     Mortgage Backed    1,061,584,465 Y   8/2/1996
    SECURITIES  INC.                                 Fund
    FEDERATED GOVERNMENT ULTRASHORT       2     Government Bond    442,379,783   N   9/29/1999
    FUND                                             Fund
    FEDERATED HIGH INCOME ADVANTAGE       1     High Yield Fund    41,722,376    Y   9/20/1993
    FUND
    FEDERATED HIGH INCOME BOND FUND       3     High Yield Fund    1,683,014,018 Y   11/30/1977
    INC.
    FEDERATED HIGH INCOME BOND FUND II    2     High Yield Fund    237,418,943   N   12/15/1993
    FEDERATED HIGH YIELD TRUST            1     High Yield Fund    535,922,177   N   8/23/1984
    FEDERATED INCOME TRUST                2     Mortgage Backed    635,973,086   N   3/30/1982
                                                     Fund
    FEDERATED INTERMEDIATE INCOME FUND    2   General Investment   342,934,188   N   12/8/1993
                                                     Grade
    FEDERATED INTERMEDIATE MUNICIPAL      1   Municipal Bond Fund  168,023,086   N   12/26/1985
    TRUST
    FEDERATED INTERNATIONAL BOND FUND     3   International Bond   64,264,486    Y   5/15/1991
                                                     Fund
    FEDERATED INTERNATIONAL HIGH          3   International Bond   95,845,463    Y   9/9/1996
    INCOME FUND                                      Fund
    FEDERATED LIMITED DURATION FUND       2     Mortgage Backed    134,411,086   N   9/16/1996
                                                     Fund
    FEDERATED LIMITED DURATION            2     Government Bond    92,717,084    Y   3/2/1992
    GOVERNMENT FUND                                  Fund
    FEDERATED LIMITED TERM FUND           2        Short-Term      411,493,412   Y   12/24/1991
                                              Corporate Bond Fund
                                                  - High Grade
    FEDERATED LIMITED TERM MUNICIPAL      2   Municipal Bond Fund  145,172,400   Y   8/31/1993
    FUND
    FEDERATED MANAGED INCOME PORTFOLIO    2    Asset Allocation    98,433,441    N   3/11/1994
                                                     Fund
    FEDERATED MICHIGAN INTERMEDIATE       1   Municipal Bond Fund  107,213,165   Y   9/9/1991
    MUNICIPAL TRUST
    FEDERATED MORTGAGE FUND               2   US Government Int.   198,871,367   N   6/30/1998
                                                  Muni. Bond
    FEDERATED MUNICIPAL OPPORTUNITIES     4   Municipal Bond Fund  396,726,668   Y   5/3/1996
    FUND  INC.
    FEDERATED MUNICIPAL SECURITIES        3   Municipal Bond Fund  530,379,574   N   10/4/1976
    FUND  INC.
    FEDERATED MUNICIPAL ULTRASHORT FUND   2   Municipal Bond Fund  234,561,428   N   10/23/2000
    FEDERATED NEW YORK MUNICIPAL          1   Municipal Bond Fund  22,350,382    Y   11/24/1992
    INCOME FUND
    FEDERATED NORTH CAROLINA MUNICIPAL    1   Municipal Bond Fund  47,135,200    Y   6/4/1999
    INCOME FUND
    FEDERATED OHIO MUNICIPAL INCOME       1   Municipal Bond Fund  81,377,777    Y   10/10/1990
    FUND
    FEDERATED PENNSYLVANIA MUNICIPAL      2   Municipal Bond Fund  244,194,377   Y   10/10/1990
    INCOME FUND
    FEDERATED QUALITY BOND FUND II        1        Short-Term      286,804,722   N   4/21/1999
                                              Corporate Bond Fund
                                                  - High Grade
    FEDERATED SHORT-TERM INCOME FUND      2        Short-Term      246,424,389   N   7/1/1986
                                              Corporate Bond Fund
                                                  - High Grade
    FEDERATED SHORT-TERM MUNICIPAL        2   Municipal Bond Fund  222,331,491   N   8/20/1981
    TRUST
    FEDERATED STRATEGIC INCOME FUND       4        Balanced        807,256,248   Y   4/5/1994
    FEDERATED TOTAL RETURN BOND FUND II   1     Mortgage Backed     7,465,793    N   5/21/1999
                                                     Fund
    FEDERATED TOTAL RETURN BOND FUND      3     Mortgage Backed    27,558,206    N   8/16/2001
    (A,B,C)                                          Fund
    FEDERATED TOTAL RETURN BOND FUND      2     Mortgage Backed    539,288,490   N   1/19/1994
    (IS,SS)                                          Fund
    FEDERATED TOTAL RETURN GOVERNMENT     2     Government Bond    112,453,614   N   9/13/1995
    BOND FUND                                        Fund
    FEDERATED U.S.GOVERNMENT BOND FUND    1     Mortgage Backed    92,885,592    N   12/2/1985
                                                     Fund
    FEDERATED ULTRASHORT BOND FUND        2    US Government ST    1,224,021,952 N   10/27/1998
    FEDERATED US GOVERNMENT SECURITIES    3     Government Bond    489,005,558   N   3/15/1984
    FUND: 1-3 YEARS                                  Fund
    FEDERATED US GOVERNMENT SECURITIES    2     Government Bond    663,591,582   N   2/18/1983
    FUND: 2-5 YEARS                                  Fund
                                        Number
                                        of
                                        Share
                                        Classes                     Assets as        Fund
                 Fund Name              as       Fund Category     of 12/31/01 Load  Effective
                                        of                                            Date
                                        12/31/01

    LVM EURO-KURZLAUFER                   1   International/Global 31,908,760    Y   1/26/2000
    LVM EURO-RENTEN                       1   International/Global 43,117,112    Y   1/26/2000
    LVM INTER-RENTEN                      1   International/Global 37,732,937    Y   1/26/2000

                                                                   -----------
    Total Fixed Income Funds                                       17,378,512,468
                                                                   -----------
                                                                   -----------
    Total Non-Money Market Funds                                   38,138,092,419
                                                                   -----------

    MONEY MARKET FUNDS:
    ALABAMA MUNICIPAL CASH TRUST          1     Municipal Money    272,831,455   N   12/1/1993
                                                    Market
    ARIZONA MUNICIPAL CASH TRUST          1     Municipal Money    86,098,348    N   5/30/1998
                                                    Market
    AUTOMATED CASH MANAGEMENT TRUST       2   Prime Money Market   4,649,770,431 N   9/19/1996
                                                     Fund
    AUTOMATED GOVERNMENT CASH RESERVES    1    Government Money    869,413,860   N   2/2/1990
                                                  Market Fund
    AUTOMATED GOVERNMENT MONEY TRUST      1    Government Money    1,766,986,758 N   6/1/1982
                                                  Market Fund
    AUTOMATED TREASURY CASH RESERVES      1    Government Money    281,777,032   N   8/5/1991
                                                  Market Fund
    CALIFORNIA MUNICIPAL CASH TRUST       3     Municipal Money    1,004,332,535 N   2/29/1996
                                                    Market
    CONNECTICUT MUNICIPAL CASH TRUST      1     Municipal Money    321,628,109   N   11/1/1989
                                                    Market
    EDWARD D. JONES DAILY PASSPORT        2    Government Money    11,524,190,714N   5/9/1980
    CASH TRUST                                    Market Fund
    FEDERATED MASTER TRUST                1   Prime Money Market   285,341,846   N   12/16/1977
                                                     Fund
    FEDERATED PRIME MONEY FUND II         1   Prime Money Market   206,146,630   N   12/15/1993
                                                     Fund
    FEDERATED SHORT-TERM EURO FUND        2   Prime Money Market   34,606,635    N   11/9/1999
                                                     Fund
    FEDERATED SHORT-TERM U.S.             1    Government Money    263,881,481   N   4/16/1987
    GOVERNMENT TRUST                              Market Fund
    FEDERATED SHORT-TERM U.S. PRIME       2    Government Money    2,127,052,526 N   9/20/1993
    FUND                                          Market Fund
    FEDERATED SHORT-TERM U.S.GOVT         4    Government Money    1,428,713,269 N   1/18/1991
    SECURITIES FUND                               Market Fund
    FEDERATED SHORT-TERM U.S.TREASURY     1    Government Money    1,050,149,126 N   4/16/1992
    SECURITIES FUND                               Market Fund
    FEDERATED TAX-FREE TRUST              1     Municipal Money    575,267,137   N   3/6/1979
                                                    Market
    FLORIDA MUNICIPAL CASH TRUST          2     Municipal Money    1,238,828,032 N   11/16/1995
                                                    Market
    GEORGIA MUNICIPAL CASH TRUST          1     Municipal Money    458,066,337   N   8/14/1995
                                                    Market
    GOVERNMENT CASH SERIES                1    Government Money    843,750,486   N   8/15/1989
                                                  Market Fund
    GOVERNMENT OBLIGATIONS FUND           2    Government Money    11,003,526,102N   12/11/1989
                                                  Market Fund
    GOVERNMENT OBLIGATIONS TAX MANAGED    2    Government Money    5,712,921,440 N   5/7/1995
    FUND                                          Market Fund
    LIBERTY U.S. GOVERNMENT MONEY         2    Government Money    663,339,457   N   6/6/1980
    MARKET TRUST                                  Market Fund
    LIQUID CASH TRUST                     1    Government Money    325,642,672   N   12/12/1980
                                                  Market Fund
    MARYLAND MUNICIPAL CASH TRUST         1     Municipal Money    104,690,139   N   5/4/1994
                                                    Market
    MASSACHUSETTS MUNICIPAL CASH TRUST    2     Municipal Money    887,513,885   N   2/22/1993
                                                    Market
    MICHIGAN MUNICIPAL CASH TRUST         3     Municipal Money    317,829,113   N   2/29/1996
                                                    Market
    MINNESOTA MUNICIPAL CASH TRUST        2     Municipal Money    607,167,563   N   12/31/1990
                                                    Market
    MONEY MARKET MANAGEMENT  INC.         1   Prime Money Market   81,750,833    N   2/25/1993
                                                     Fund
    MONEY MARKET TRUST                    1   Prime Money Market   338,143,036   N   10/13/1978
                                                     Fund
    MUNICIPAL CASH SERIES                 1     Municipal Money    594,730,338   N   8/15/1989
                                                    Market
    MUNICIPAL CASH SERIES II              1     Municipal Money    523,244,941   N   1/25/1991
                                                    Market
    MUNICIPAL OBLIGATIONS FUND            3     Municipal Money    961,559,424   N   2/5/1993
                                                    Market
    NEW JERSEY MUNICIPAL CASH TRUST       2     Municipal Money    249,155,086   N   12/10/1990
                                                    Market
    NEW YORK MUNICIPAL CASH TRUST         2     Municipal Money    1,230,496,165 N   5/30/1994
                                                    Market
    NORTH CAROLINA MUNICIPAL CASH TRUST   1     Municipal Money    401,395,119   N   12/1/1993
                                                    Market
    OHIO MUNICIPAL CASH TRUST             3     Municipal Money    297,481,007   N   3/26/1991
                                                    Market
    PENNSYLVANIA MUNICIPAL CASH TRUST     3     Municipal Money    561,278,831   N   12/21/1990
                                                    Market
    PRIME CASH OBLIGATIONS FUND           3   Prime Money Market   13,076,495,801N   2/5/1993
                                                     Fund
    PRIME CASH SERIES                     1   Prime Money Market   6,214,274,640 N   8/15/1989
                                                     Fund
    PRIME OBLIGATIONS FUND                2   Prime Money Market   23,539,580,274N   7/5/1994
                                                     Fund
    PRIME VALUE OBLIGATIONS FUND          3   Prime Money Market   10,244,581,963N   2/5/1993
                                                     Fund
    TAX-FREE INSTRUMENTS TRUST            2     Municipal Money    2,442,120,739 N   12/21/1982
                                                    Market
    TAX-FREE OBLIGATIONS FUND             2     Municipal Money    5,102,897,055 N   12/11/1989
                                                    Market
    TREASURY CASH SERIES                  1    Government Money    696,597,242   N   2/5/1990
                                                  Market Fund
    TREASURY CASH SERIES II               1    Government Money    428,862,229   N   1/25/1991
                                                  Market Fund
    TREASURY OBLIGATIONS FUND             3    Government Money    13,796,260,037N   4/14/1997
                                                  Market Fund
    TRUST FOR GOVERNMENT CASH RESERVES    1    Government Money    255,980,031   N   3/30/1989
                                                  Market Fund
    TRUST FOR SHORT-TERM U.S.             1    Government Money    524,008,702   N   12/29/1975
    GOVERNMENT SECURITIES                         Market Fund

                                        Number
                                        of
                                        Share
                                        Classes                     Assets as        Fund
                 Fund Name              as       Fund Category     of 12/31/01 Load  Effective
                                        of                                            Date
                                        12/31/01

    TRUST FOR U.S. TREASURY OBLIGATIONS   1    Government Money    871,654,620   N   11/8/1979
                                                  Market Fund
    U.S. TREASURY CASH RESERVES           2    Government Money    3,270,654,257 N   5/14/1991
                                                  Market Fund
    VIRGINIA MUNICIPAL CASH TRUST         2     Municipal Money    322,715,041   N   8/30/1993
                                                    Market

                                                                   -----------
    Total Money Market Funds                                       134,937,380,529
                                                                   -----------


                                        ------                     -----------
    MANAGED FUND TOTAL                   274                       173,075,472,948
                                        ------                     -----------

    Other Managed Assets*                                          6,611,533,905
                                                                   -----------

                                                                   -----------
    TOTAL MANAGED ASSETS                                           179,687,006,853
                                                                   ===========

    Summary:
    Total Number of Load Funds: 44
    Total Number of No-Load Funds:  95
    Total Number of Funds:  139


    *Other Managed Assets include Separate Account and Repo
    Assets
















                             $150,000,000 Revolving Credit

                     SECOND AMENDED AND RESTATED CREDIT AGREEMENT

                             Dated as of January 22, 2002



                                     by and among

                               FEDERATED INVESTORS, INC.

                                          and

                              THE BANKS SET FORTH HEREIN

                                          and

                       PNC BANK, NATIONAL ASSOCIATION, as Agent





1.    CERTAIN DEFINITIONS....................................................1
      1.1   Certain Definitions..............................................1
      1.2   Construction....................................................15
      1.3   Accounting Principles...........................................16


2.    REVOLVING CREDIT AND SWING LOAN FACILITIES............................16
      2.1   The Commitments.................................................16
      2.2   Nature of the Banks' and the Borrower's Obligations.............17
      2.3   Fees............................................................17
      2.4   Permanent Reductions of Commitments.............................18
      2.5   [Intentionally omitted].........................................18
      2.6   Loan Requests...................................................18
      2.7   Making Loans....................................................19
      2.8   Borrowings to Repay Swing Loans.................................19
      2.9   Notes...........................................................20
      2.10  Letter of Credit Subfacility....................................20
      2.11  Use of Proceeds.................................................24
      2.12  Option of Borrower to Term-Out the Revolving Credit Loans upon
              Revolving Credit Expiration Date..............................24
      2.13  Extension by Banks of the Revolving Credit Expiration Date......24


3.    [Intentionally Omitted]...............................................26


4.    INTEREST RATES........................................................26
      4.1   Interest Rate Options...........................................26
      4.2   Euro-Rate Interest Periods......................................27
      4.3   Interest After Default..........................................27
      4.4   Euro-Rate Unascertainable.......................................28
      4.5   Selection of Interest Rate Options..............................29


5.    PAYMENTS..............................................................29
      5.1   Payments........................................................29
      5.2   Pro Rata Treatment of the Banks.................................30
      5.3   Interest Payment Dates..........................................30
      5.4   Voluntary Prepayments...........................................30
      5.5   Additional Compensation in Certain Circumstances................31
      5.6   Settlement Date Procedures......................................33


6.    REPRESENTATIONS AND WARRANTIES........................................33
      6.1   Representations and Warranties..................................33
      6.2   Updates to Schedules............................................38



7.    CONDITIONS OF LENDING.................................................39
      7.1   Closing Date....................................................39
      7.2   Each Additional Loan............................................41


8.    COVENANTS.............................................................41
      8.1   Affirmative Covenants...........................................41
      8.2   Negative Covenants..............................................43
      8.3   Reporting Requirements..........................................50


9.    DEFAULT...............................................................53
      9.1   Events of Default...............................................53
      9.2   Consequences of Event of Default................................54


10.   THE AGENT.............................................................56
      10.1  Appointment.....................................................56
      10.2  Delegation of Duties............................................56
      10.3  Nature of Duties; Independent Credit Investigation..............57
      10.4  Actions in Discretion of the Agent; Instructions from the Banks.57
      10.5  Reimbursement and Indemnification of the Agent by the Borrower..57
      10.6  Exculpatory Provisions..........................................58
      10.7  Reimbursement and Indemnification of the Agent by the Banks.....58
      10.8  Reliance by the Agent...........................................59
      10.9  Notice of Default...............................................59
      10.10 Notices.........................................................59
      10.11 PNC Bank, National Association and the Banks in Their Individual
            Capacities......................................................59
      10.12 Holders of Notes................................................60
      10.13 Equalization of the Banks.......................................60
      10.14 Successor Agent.................................................60
      10.15 The Agent's Fee.................................................61
      10.16 Calculations....................................................61
      10.17 Beneficiaries...................................................61


11.   MISCELLANEOUS.........................................................61
      11.1  Modifications, Amendments or Waivers............................61
      11.2  No Implied Waivers; Cumulative Remedies; Writing Required.......62
      11.3  Reimbursement and Indemnification of the Banks by the
               Borrower; Taxes..............................................62
      11.4  Holidays........................................................63
      11.5  Funding by Branch, Subsidiary or Affiliate......................63
      11.6  Notices.........................................................64
      11.7  Severability....................................................65
      11.8  Governing Law...................................................65
      11.9  Prior Understanding.............................................65
      11.10 Duration; Survival..............................................65
      11.11 Successors and Assigns..........................................66
      11.12 Confidentiality.................................................67
      11.13 Counterparts....................................................67
      11.14 The Agent's or the Bank's Consent...............................67
      11.15 Exceptions......................................................67
      11.16 Consent to Jurisdiction; Waiver of Jury Trial...................67
      11.17 Limitation of Liability.........................................68
      11.18 Tax Withholding Clause..........................................68



SCHEDULES

Schedule 1.1(a)   -     Commitments of the Banks
Schedule 6.1(c)   -     Subsidiaries of the Borrower
Schedule 6.1(s)   -     Insurance
Schedule 6.1(u)   -     Material Contracts
Schedule 8.2(e)   -     Existing Indebtedness and Liens
Schedule 8.2(h)   -     Loans and Investments
Schedule 11.6     -     Notice Information


EXHIBITS

Exhibit A   -     Form of Assignment and Assumption Agreement
Exhibit B   -     Form of Guaranty and Suretyship Agreement
Exhibit C   -     Form of Intercompany Subordination Agreement
Exhibit D   -     Form of Revolving Credit Note
Exhibit E   -     Form of Swing Note
Exhibit F-1       -     Form of Revolving Credit Loan Request
Exhibit F-2       -     Form of Swing Loan Request
Exhibit G   -     Requirements of Opinion of Counsel
Exhibit H   -     Form of Opinion of Counsel (regarding New Subsidiaries)
Exhibit I   -     Form of Compliance Certificate
Exhibit J   -     Form of Confidentiality Agreement

                                          66





                     SECOND AMENDED AND RESTATED CREDIT AGREEMENT

     THIS SECOND AMENDED AND RESTATED CREDIT AGREEMENT is dated as of January 22, 2002, and is made by and among FEDERATED INVESTORS, INC., a Pennsylvania corporation (the "Borrower"), the BANKS (as hereinafter defined) and PNC BANK, NATIONAL ASSOCIATION in its capacity as agent for the Banks under this Agreement (hereinafter referred to in such capacity as the "Agent").

                                 W I T N E S S E T H :

     WHEREAS, the Borrower has requested the Agent and the Banks to amend and restate the Amended and Restated Credit Agreement, (the "Existing Credit Agreement") dated as of January 23, 2001 among the Borrower, the Banks set forth therein and the Agent, to provide to the Borrower a $150,000,000 revolving credit facility (the "Revolving Credit Facility"); and

     WHEREAS, the Revolving Credit Facility shall be used for general business purposes, including acquisitions; and

     WHEREAS, the Agent and the Banks are willing to amend and restate the Existing Credit Agreement upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, amend and restate the Existing Credit Agreement as follows:

                                   CERTAIN DEFINITIONS

                                 Certain Definitions.

     In addition to words and terms defined elsewhere in this Agreement, the following words and terms shall have the following meanings, respectively, unless the context hereof clearly requires otherwise:

     Affiliate as to any person shall mean any other person (i) which directly or indirectly controls, is controlled by, or is under common control with such person, (ii) which beneficially owns or holds five percent (5%) or more of any class of the voting stock of such person, or (iii) fifty percent (50%) or more of the voting stock (or in the case of a person which is not a corporation, fifty percent (50%) or more of the equity interest) of which is beneficially owned or held, directly or indirectly, by such person.

     Agent shall mean PNC Bank, National Association and its successors.

     Agent's Fee shall have the meaning specified in Section 10.15.

     Agreeing Banks shall have the meaning specified in Section 2.13(a).

     Agreement shall mean this Second Amended and Restated Credit Agreement, as amended and restated herein and as the same may be further supplemented, amended, restated or modified from time to time, including all schedules and exhibits.

     Assignment and Assumption Agreement shall mean an Assignment and Assumption Agreement by and among a Purchasing Bank, the Transferor Bank and the Agent in the form of Exhibit A.

     Audited Statements shall have the meaning specified in Section 6.1(i).

     Authorized Officer shall mean those persons designated by written notice to the Agent from the Borrower, authorized to execute notices, reports and other documents required hereunder. The Borrower may amend such list of persons from time to time by giving written notice of such amendment to the Agent.

     Banks shall mean the financial institutions named on Schedule 1.1(a) and their respective successors and assigns as permitted hereunder, each of which is referred to herein as a Bank.

     Base Rate shall mean the greater of (i) the interest rate per annum announced from time to time by the Agent at its Principal Office as its then prime rate, which rate may not be the lowest rate then being charged commercial borrowers by the Agent, or (ii) the Federal Funds Effective Rate plus one-half percent (0.50%) per annum.

     Base Rate Option shall mean the Interest Rate Option set forth in Section 4.1(a).

     Base Rate Portion shall mean the portion of the Loans bearing interest at any time under the Base Rate Option.

     Benefit Arrangement shall mean at any time an "employee benefit plan," within the meaning of Section 3(3) of ERISA, which is neither a Defined Benefit Pension Plan nor a Multiemployer Plan, but which is maintained, sponsored or otherwise contributed to, by any member of the ERISA Group. Thus, a Benefit
Arrangement includes, e.g., an "employee welfare benefit plan" within the meaning of Section 3(1) of ERISA, a money purchase pension plan, a funded deferred profit-sharing plan and an ESOP.

     Borrower shall mean Federated Investors, Inc., a Pennsylvania corporation.

     Borrowing Date shall mean with respect to any Loan, the date for the making thereof or the renewal or conversion thereof to the same or a different Interest Rate Option, which shall be a Business Day, as specified in the relevant Loan Request.

     Borrowing Tranche shall mean, with respect to the Euro-Rate Portion, Loans to which a Euro-Rate Option applies by reason of the selection of, conversion to or renewal of such Interest Rate Option on the same day and having the same Euro-Rate Interest Period, and, with respect to the Base Rate Portion, Loans to which the Base Rate Option or PNC Quoted Rate Option applies by reason of the selection of or conversion to such Interest Rate Options.

     Business Day shall mean (i) with respect to matters relating to the Euro-Rate Option, a day on which banks in the London interbank market are dealing in U.S. Dollar deposits and on which commercial banks are open for domestic and international business in Pittsburgh, Pennsylvania and New York, New York and (ii) with respect to any other matter, a day on which commercial banks are open for business in Pittsburgh, Pennsylvania and New York, New York.

     Class A Shares shall mean the Class A Common Stock of the Borrower.

     Class B Shares shall mean the Class B Common Stock of the Borrower.

     Closing Date shall mean January 22, 2002.

     COBRA Violation shall mean a failure by any of the Companies to comply with group health plan continuation coverage requirements of Sections 601 et seq. of ERISA.

     Commitment shall mean, as to any Bank, its Revolving Credit Commitment, and Commitments shall mean the Revolving Credit Commitments of all of the Banks.

     Common Shares shall mean the Class A Shares and Class B Shares.

     Companies shall mean the Borrower and its Subsidiaries.

     Consolidated EBITDA for each fiscal quarter for the four (4) fiscal quarters then ended shall mean (i) the sum of net income, depreciation, amortization, other non-cash charges to net income (excluding any non-cash charges which require an accrual or reserve for cash charges for any future period), interest expense and income tax expense minus (ii) non-cash credits to net income, in each case of the Borrower and its Consolidated Subsidiaries for such period determined in accordance with GAAP; provided that if the Borrower and Consolidated Subsidiaries shall make one or more acquisitions of the capital stock of any Person or all or substantially all of the assets of any Person permitted by Section 8.2(j) during such period, Consolidated EBITDA for such period shall be adjusted on a pro forma basis in a manner satisfactory to the Agent to give effect to all such acquisitions as if they had occurred at the beginning of such period.

     Consolidated Subsidiaries shall mean and include those subsidiaries or other entities whose accounts are consolidated with the accounts of the Borrower in accordance with GAAP provided that for the purpose of calculating the financial ratios in Sections 8.2(a)-(c) the impact of the consolidation of any Special Purpose Subsidiary or entity to which Designated Assets are sold or assigned by a Special Purpose Subsidiary, in either case pursuant to the Master Agreement, the Purchase and Sale Agreement or any similar agreement or program and in accordance with Section 8.2(k)(i), shall be excluded.

     Control or control shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a person, whether through the ownership of voting securities, by contract or otherwise, including the power to elect a majority of the directors or trustees of a corporation or trust, as the case may be.

     Controlled Group shall mean (i) the controlled group of corporations as defined in Section 1563 of the Internal Revenue Code and regulations thereunder, and (ii) the group of trades or businesses under common control as defined in
Section 414(c) of the Internal Revenue Code and regulations thereunder, in the case of either clause (i) or (ii), of which the Borrower or any Subsidiary is a part or may become a part.

     Defined Benefit Pension Plan shall mean at any time an employee pension benefit plan (including a Multiple Employer Plan but not a Multiemployer Plan) which is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five (5) years been maintained by any entity which was at such time a member of the ERISA Group for employees of any entity which was at such time a member of the ERISA Group.

     Designated Assets shall mean the right to receive deferred sales charges, including 12b-1 and contingent deferred sales charges, and any comparable fees from a Fund relating to the sale of Fund shares or sales of other interest in or obligations of Funds and the maintenance of customer accounts, including shareholder servicing fees.

     Dollar, Dollars, U.S. Dollars and the symbol $ shall mean lawful money of the United States of America.

     Domestic Subsidiaries shall mean any Subsidiary of the Borrower that is organized or incorporated under the Laws of any state or commonwealth in the United States of America.

     Environmental Complaint shall mean any written complaint setting forth a cause of action for personal or property damage or equitable relief arising under any Environmental Law, an order, notice of violation, citation, request for information issued pursuant to any Environmental Laws by an Official Body, a subpoena or other written notice of any type relating to, arising out of, or issued pursuant to any Environmental Law.

     Environmental Laws shall mean all federal, state, local or foreign laws and regulations, including permits, orders, judgments, consent decrees issued, or entered into, pursuant thereto, relating to pollution or protection of human health or the environment.

     ERISA shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

     ERISA Group shall mean, at any time, the Borrower and all members of a Controlled Group.

     ESOP shall mean an employee stock ownership plan.

     Euro-Rate shall mean with respect to the Loans comprising any Borrowing Tranche to which the Euro-Rate Option applies for any Euro-Rate Interest Period, the interest rate per annum determined by the Agent by dividing (the resulting quotient rounded upward, if necessary, to the nearest 1/100 of 1% per annum) (i) the rate of interest determined by the Agent in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the average of the London interbank offered rates for U.S. Dollars quoted by the British Bankers' Association as set forth on Dow Jones Markets Service (formerly known as Telerate) (or appropriate successor or, if British Bankers' Association or its successor ceases to provide such quotes, a comparable replacement determined by the Agent) display page 3750 (or such other display page on the Dow Jones Market Service system as may replace display page 3750) two (2) Business Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to such borrowing and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. The Euro-Rate may also be expressed by the following formula:

   Euro-Rate =       Average of London Interbank offered rates quoted
                     by BBA as shown on Dow Jones Markets Service display page 3750 or appropriate successor
                     1.00 - Euro-Rate Reserve Percentage

     Euro-Rate Interest Periods shall have the meaning specified in Section 4.2.

     Euro-Rate Option shall mean the Interest Rate Option set forth in Section 4.1(b).

     Euro-Rate Portion shall mean the portion of the Revolving Credit Loans bearing interest at any time under the Euro-Rate Option.

     Euro-Rate Reserve Percentage shall mean the maximum percentage (expressed as a decimal rounded upward to the nearest 1/100 of 1%) as determined by the Agent (which determination shall be conclusive absent manifest error) which is in effect during any relevant period (or, if more than one such percentage shall be applicable, the daily average of such percentages for those days in such period during which any such percentages shall be so applicable), as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities") of a member bank in the Federal Reserve System.

     Event of  Default  shall mean any of the  Events of  Default  described  in
Section 9.1.

     Existing Credit Agreement shall have the meaning given to such term in the first recital clause.

     Facility Fee shall have the meaning specified in Section 2.3(a).

     Federal Funds Effective Rate for any day shall mean the rate per annum (based on a year of 360 days and actual days elapsed and rounded upward to the nearest 1/100 of 1%) announced by the Federal Reserve Bank of New York (or any successor) on such day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day, as computed and announced by such Federal Reserve Bank (or any successor) in substantially the same manner as such Federal Reserve Bank computes and announces the weighted average it refers to as the "Federal Funds Effective Rate" as of the date of this Agreement; provided, if such Federal Reserve Bank (or its successor) does not announce such rate on any day, the "Federal Funds Effective Rate" for such day shall be the Federal Funds Effective Rate for the last day on which such rate was announced.

     Federated Bank shall mean Federated Investors Trust Company, a state chartered bank under the laws of New Jersey.

     Foreign Subsidiaries shall mean any Subsidiary of the Borrower that is not a Domestic Subsidiary.

            Fund Fees shall mean the management, administrative, shareholder services, 12b-1, back-end and other similar fees contractually due any of the Companies.

     Funds shall mean the mutual funds, collateralized bond obligation vehicles, collateralized mortgage obligation vehicles, investment conduits or other entities for which any of the Companies serves as an advisor, an administrator, a distributor, as servicer, a transfer agent, a portfolio or fund accountant, or a clearing servicer.

     GAAP shall mean generally accepted accounting principles as are in effect from time to time, subject to the provisions of Section 1.3, and applied on a consistent basis (except for changes in application in which the Borrower's independent certified public accountants concur) both as to classification of items and amounts.

     Governmental Acts shall have the meaning given to such term in Section 2.10(h).

     Guarantors shall mean the Borrower and certain of its Subsidiaries who are signatories to the Guaranty Agreement as indicated in Exhibit B.

     Guaranty of any person shall mean any obligation of such person guaranteeing or in effect guaranteeing any liability or obligation of any other person in any manner, whether directly or indirectly, including any agreement to indemnify or hold harmless any other person, any performance bond or other suretyship arrangement and any other form of assurance against loss, except endorsement of negotiable or other instruments for deposit or collection in the ordinary course of business.

     Guaranty Agreement shall mean that certain Guaranty and Suretyship Agreement of even date herewith in the form of Exhibit B executed and delivered by the Guarantors to the Agent for the benefit of the Banks, as amended, restated or supplemented from time to time in accordance with the terms thereof.

     Historical Statements shall have the meaning specified in Section 6.1(i).

     Indebtedness shall mean as to any person at any time, any and all indebtedness, obligations or liabilities (whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, or joint or several) of such person for or in respect of: (i) borrowed money, (ii) amounts raised under or liabilities in respect of any note purchase or acceptance credit facility, (iii) reimbursement obligations under any letter of credit, currency swap agreement, interest rate swap, cap, collar or floor agreement or other interest rate protection device, (iv) any other transaction (including forward sale or purchase agreements, capitalized leases and conditional sales agreements) having the commercial effect of a borrowing of money entered into by such person to finance its operations or capital requirements (but not including trade payables and accrued expenses incurred in the ordinary course of business which are not represented by a promissory note or other evidence of indebtedness and which are not more than thirty (30) days past due), or (v) any Guaranty of Indebtedness for borrowed money.

     Intercompany Subordination Agreement shall mean the Intercompany Subordination Agreement of even date herewith in the form of Exhibit C executed and delivered by the Companies to the Agent for the benefit of the Banks, as amended, restated or supplemented from time to time in accordance with the terms thereof.

     Interest Payment Date shall mean each date specified for the payment of interest in Section 5.3.

     Interest Rate Option shall mean the Euro-Rate Option, the Base Rate Option or the PNC Quoted Rate Option.

     Interim Statements shall have the meaning specified in Section 6.1(i).

     Internal Revenue Code shall mean the Internal Revenue Code of 1986, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

     Investlink shall mean Investlink Technologies, Inc., an indirect Subsidiary of the Borrower.

     Investment Company Act shall mean the Investment Company Act of 1940, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

     IRS shall mean the Internal Revenue Service.

     Labor Contracts shall have the meaning specified in Section 6.1(u).

     Law shall  mean any law  (including  common  law),  constitution,  statute,
treaty,   regulation,   rule,  ordinance,   opinion,   release,  ruling,  order,
injunction, writ, decree or award of any Official Body.

     Letter of Credit shall have the meaning assigned to that term in Section 2.10(a).

     Letter  of Credit  Fee  shall  have the  meaning  assigned  to that term in
Section 2.10(c).

     Letter of Credit Fronting Fee shall have the meaning assigned to that term in Section 2.10(c).

     Letter of Credit Outstandings shall mean at any time the sum of (i) the aggregate undrawn face amount of outstanding Letters of Credit and (ii) the aggregate amount of all unpaid and outstanding Reimbursement Obligations.

     Leverage Ratio shall mean the ratio of Total Indebtedness to Consolidated EBITDA.

     Lien  shall  mean any  mortgage,  deed of  trust,  pledge,  lien,  security interest, charge or other encumbrance or security arrangement of any nature whatsoever, whether voluntarily or involuntarily given, including any conditional sale or title retention arrangement, and any assignment, deposit arrangement or lease intended as, or having the effect of, security and any filed financing statement or other notice of any of the foregoing (whether or not a lien or other encumbrance is created or exists at the time of the filing).

     Limited Investments shall mean the following: (i) investments or contributions by a Loan Party directly or indirectly in the capital stock of or other payments (except in connection with transactions for fair value in the ordinary course of business, including usual and customary service and occupancy contracts) to any of the Special Purpose Subsidiaries, (ii) loans by a Loan Party directly or indirectly to any of the Special Purpose Subsidiaries, (iii) guarantees by a Loan Party directly or indirectly of the obligations of any of the Special Purpose Subsidiaries, or (iv) other obligations, contingent or otherwise, of the Loan Parties to or for the benefit of any of the Special Purpose Subsidiaries.

     Loan Parties shall mean the Guarantors and the Companies.

     Loan Request shall mean a Revolving Credit or Swing Loan Request made in accordance with Section 2.6(a) or 2.6(b) respectively, or, with respect to a Revolving Credit Loan, a request to select, convert to or renew a Euro-Rate Option in accordance with Section 4.2.

     Loans shall mean collectively and Loan shall mean separately all Revolving Credit Loans, Swing Loans and Term Loans or any Revolving Credit Loan, Swing Loan or Term Loan.

     Master Agreement shall mean the Federated Investors Program Master Agreement dated as of October 24, 1997, among Federated Investors, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., the Owner Trustee of the PLT Finance Trust 1997-1, PLT Finance, L.P., Putnam, Lovell & Thorton Inc., and Bankers Trust Company, as amended or replaced from time to time as permitted under this Agreement.

     Material Adverse Change shall mean any set of circumstances or events which
(i) has or could reasonably be expected to have any material adverse effect whatsoever upon the validity or enforceability of this Agreement or any other Senior Loan Document, (ii) is or could reasonably be expected to be material and adverse to the business, properties, assets, financial condition, results of operations or prospects of the Companies, (iii) impairs materially or could reasonably be expected to impair materially the ability of any of the Companies to pay punctually its Indebtedness or perform any other obligations in connection with its Indebtedness, or (iv) impairs materially or could reasonably be expected to impair materially the ability of the Agent or any of the Banks, to the extent permitted, to enforce their legal remedies pursuant to this Agreement or any other Senior Loan Document.

     Month, with respect to a Euro-Rate Interest Period, shall mean the interval between the days in consecutive calendar months numerically corresponding to the first day of such Euro-Rate Interest Period. Any Euro-Rate Interest Period which begins on the last Business Day of a calendar month for which there is no numerically corresponding Business Day in the subsequent calendar month shall end on the last Business Day of such subsequent month.

     Multiemployer Plan shall mean any employee benefit plan which is a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA and to which the Borrower, any Subsidiary of the Borrower or any member of the ERISA Group is then making or accruing an obligation to make contributions or, within the preceding five (5) plan years, has made or had an obligation to make such contributions.

     Multiple Employer Plan shall mean a Defined Benefit Pension Plan which has two (2) or more contributing sponsors (including the Borrower or any member of the ERISA Group) at least two (2) of whom are not under common control, as such a plan is described in Sections 4063 and 4064 of ERISA.

     Non-Agreeing Banks shall have the meaning specified in Section 2.13(a).

     Notes shall mean the Revolving Credit Notes, the Term Notes and the Swing Note.

     Official Body shall mean any national, federal, state, local or other government or political subdivision or any agency, authority, bureau, central bank, commission, department or instrumentality of either, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

     Passport shall mean Passport Research Ltd., an indirect Subsidiary of the Borrower.

     PBGC shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA or any successor.

     Permitted Investments shall mean:

     investments made under usual and customary terms in the ordinary course of business in or relating to the establishment or maintenance of the Funds;

     direct obligations of the United States of America or any agency or instrumentality thereof or obligations backed by the full faith and credit of the United States of America, maturing in sixty (60) months or less from the date of acquisition;

     (iii).commercial paper maturing in one hundred eighty (180) days or less rated not lower than A-1 by Standard & Poor's Corporation or P-1 by Moody's Investors Service on the date of acquisition;

     (iv)..demand deposits, time deposits or certificates of deposit maturing within five (5) years in commercial banks whose obligations are rated A-1, P-1 or the equivalent or better by Standard & Poor's Corporation or Moody's Investors Service on the date of acquisition;

     (v)...corporate obligations rated A or better by Standard & Poor's Corporation or Moody's Investors Service on the date of acquisition, maturing in sixty (60) months or less from the date of acquisition;

     (vi)..repurchase agreements and reverse repurchase agreements maturing within one (1) year and entered into with commercial banks or investment banking firms of recognized standing with respect to any investment permitted under clauses (i) through (v) above;

     (vii).any interest rate protection instrument reasonably acceptable to the Agent;

     (viii) any Fund (A) for which any of the Companies serves as an investment advisor or (B) for which none of the Companies serves as an investment advisor, provided that the aggregate investment in Funds governed by clause (B) shall not exceed $20,000,000 at any one time; and

     (ix)..nominal investments in any money market funds under $25,000 in the aggregate and any other money market fund with minimum investment amounts of not less than $250,000.

            Permitted Liens shall mean:

     (i)...Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business and which are not yet due and payable;

     (ii)..pledges or deposits made in the ordinary course of business to secure payment of workmen's compensation, or to participate in any fund in connection with workmen's compensation, unemployment insurance, old-age pensions or other social security programs;

     (iii).Liens of mechanics, materialmen, warehousemen, carriers, or other like liens, securing obligations incurred in the ordinary course of business that are not yet due and payable and Liens of landlords securing obligations to pay lease payments that are not yet due and payable or in default;

     (iv)..(A) good-faith pledges or deposits made in the ordinary course of business to secure performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases, not in excess of the aggregate amount due thereunder, or to secure statutory obligations, or surety, appeal, indemnity, performance or other similar bonds required in the ordinary course of business; and (B) Liens granted to surety companies, or to financial institutions to secure standby letters of credit issued by such institutions to surety companies, as an inducement for such surety companies to issue or maintain existing surety, appeal, indemnity, performance or other similar bonds required in the ordinary course of business;

     (v)...encumbrances consisting of zoning restrictions, easements or other restrictions on the use of real property, none of which materially impairs the use of such property or the value thereof, and none of which is violated in any material respect by existing or proposed structures or land use;

     (vi)..Intentionally omitted;

     (vii).any  Lien  existing on the date of this  Agreement  and  described on
Schedule 8.2(e), provided, that the principal amount secured thereby as of the Closing Date is not hereafter increased and no additional assets become subject to such Lien;

     (viii) operating leases;

     (ix)..capital leases made under usual and customary terms in the ordinary course of business and Purchase Money Security Interests, in each case as and to the extent permitted in Section 8.2(e)(iii); and

     (x)...the following, (A) if the validity or amount thereof is being contested in good faith by appropriate and lawful proceedings diligently conducted so long as levy and execution thereon have been stayed and continue to be stayed or (B) if a final judgment is entered and such judgment is discharged within thirty (30) days of entry, and in either case they do not result in a Material Adverse Change:

     (1) claims or Liens for taxes, assessments or charges due and payable and subject to interest or penalty, provided that each of the Companies maintains such reserves or other appropriate provisions as shall be required by GAAP and pays all such taxes, assessments or charges forthwith upon the commencement of proceedings to foreclose any such Lien;

     (2) claims, Liens or encumbrances upon, and defects of title to, real or personal property, including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits;

     (3) claims or Liens of mechanics, materialmen, warehousemen, carriers, or other statutory nonconsensual Liens; or

     (4)  Liens  of  governmental   entities  arising  under  federal  or  state
environmental laws.

     Person or person shall mean any individual, corporation, partnership, limited liability company, association, joint-stock company, trust, unincorporated organization, joint venture, government or political subdivision or agency thereof, or any other entity.

     PNC shall mean PNC Bank, National Association and its successors and assigns.

     PNC Quoted Rate  Option  shall mean the  Interest  Rate Option set forth in
Section 4.1(b-1).

     Potential Default shall mean any event or condition which with notice, passage of time or a determination by the Agent, all the Banks or the Required Banks, or any combination of the foregoing, as the case may be, would constitute an Event of Default.

     Preferred Shares shall mean the Preferred Stock of the Borrower.

     Principal Office shall mean the main banking office of the Agent in Pittsburgh, Pennsylvania.

     Prohibited  Transaction shall mean any prohibited transaction as defined in
Section 4975 of the Internal Revenue Code or Section 406 of ERISA for which neither an individual nor a class exemption has been issued by the United States Department of Labor.

     Purchase and Sale Agreement shall mean the Purchase and Sale Agreement dated as of December 21, 2000 by and among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc.

     Purchase Money Security Interest shall mean Liens upon tangible personal property securing loans to any Loan Party or Subsidiary of a Loan Party or deferred payments by such Loan Party or Subsidiary for the purchase of such tangible personal property.

     Purchasing Bank shall mean a Bank which becomes a party to this Agreement by executing an Assignment and Assumption Agreement.

     Ratable Share shall mean the proportion that a Bank's Commitment bears to the Commitments of all the Banks.

     Regulation U shall mean Regulation U, T or X as promulgated by the Board of Governors of the Federal Reserve System, as amended from time to time.

     Reimbursement  Obligations  shall  have the  meaning  given to such term in
Section 2.10(d)(i).

     Reportable Event shall mean (i) a reportable event described in Section 4043 of ERISA and regulations thereunder with respect to a Defined Benefit Pension Plan, (ii) a withdrawal by a substantial employer from a Defined Benefit Pension Plan to which more than one employer contributes, as referred to in
Section 4063(b) of ERISA, or (iii) a cessation of operations at a facility causing more than twenty percent (20%) of plan participants to be separated from employment, as referred to in Section 4062(f) of ERISA.

     Required Banks shall mean (i) if there are no Loans outstanding, Banks whose Commitments aggregate at least 51% of the total Commitments of all Banks, or (ii) if there are Loans outstanding, Banks, the total principal amount of whose Loans outstanding aggregate at least 51% of the total principal amount of the Loans outstanding hereunder as of the immediately preceding Settlement Date.

     Restricted Stock shall mean the Class B Shares issued under and in accordance with the Federated Investors Employee Restricted Stock Plan.

     Revolving Credit Commitment shall mean, as to any Bank at any time, the amount initially set forth opposite its name on Schedule 1.1(a) in the column labeled "Amount of Commitment for Revolving Credit Loans" and thereafter on
Schedule I to the most recent Assignment and Assumption Agreement, and Revolving Credit Commitments shall mean the aggregate Revolving Credit Commitments of all of the Banks.

     Revolving Credit Expiration Date shall mean the date 364 days after the Closing Date or such later date as determined pursuant to Section 2.13(a).

     Revolving Credit Facility shall have the meaning given to such term in the first recital clause.

     Revolving Credit Loan Request shall mean a request for Revolving Credit Loans made in accordance with Section 2.6(a).

     Revolving Credit Loans shall mean collectively all, and Revolving Credit Loan shall mean separately any, of the revolving credit loans made by the Banks or one of the Banks to the Borrower pursuant to Section 2.1(a).

     Revolving Credit Notes shall mean collectively all, and Revolving Credit Note shall mean separately any, of the Revolving Credit Notes of the Borrower in the form of Exhibit D, evidencing the Revolving Credit Loans, together with all amendments, restatements, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

     Revolving Facility Usage shall mean at any time the sum of the Revolving Credit Loans and Swing Loans outstanding and the Letter of Credit Outstandings.

     Section 12b-1 Plan shall mean a plan of distribution adopted by a mutual fund pursuant to Rule 12b-1 of the Investment Company Act.

     Senior Loan Documents shall mean this Agreement, the Notes, the Intercompany Subordination Agreement, the Guaranty Agreement and any other instruments, certificates, powers of attorney or documents delivered or contemplated to be delivered thereunder or in connection herewith, as the same may be supplemented or amended from time to time in accordance herewith, and Senior Loan Document shall mean any of the Senior Loan Documents.

     Settlement Date shall mean the second Business Day of each month and the third Wednesday of each month (if such day is a Business Day and if not, the next succeeding Business Day) and any other Business Day on which the Agent elects to effect settlement pursuant to Section 5.6.

     Shareholder Rights Agreement shall mean the Shareholder Rights Agreement dated August 1, 1989 among Standard Fire, the Borrower and the persons executing a letter substantially in the form of Exhibit A thereto, as amended through the Closing Date and as the same may be further amended from time to time in accordance herewith.

     Solvent shall mean, with respect to any person on a particular date, that on such date (i) the fair value of the property of such person is greater than the total amount of liabilities, including contingent liabilities, of such person, (ii) the present fair salable value of the assets of such person is not less than the amount that will be required to pay the probable liability of such person on its debts as they become absolute and matured, (iii) such person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (iv) such person does not intend to, and does not believe that it will, incur debts or liabilities beyond such person's ability to pay as such debts and liabilities mature, and (v) such person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such person's property would constitute unreasonably small capital after giving due consideration to the prevailing practice in the industry in which such person is engaged. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

     Special Purpose Subsidiary shall mean any corporation, business trust or other entity formed by the Borrower to engage in the limited activities permitted by Section 8.2(p)(i) and shall be an indirect wholly owned subsidiary of the Borrower, provided, that if the Special Purpose Subsidiary is organized under the law of a foreign jurisdiction which requires that residents of such foreign jurisdiction maintain a certain level of ownership interest in such Special Purpose Subsidiary, then a wholly owned Subsidiary of the Borrower shall own a number of outstanding shares of such Special Purpose Subsidiary that is not less than the greater of (i) 51% of the outstanding shares of such Special Purpose Subsidiary, and (ii) the number of outstanding shares of such Special Purpose Subsidiary required pursuant to the law of such foreign jurisdiction.

     Subsidiary of any person at any time shall mean (i) any corporation or trust of which fifty percent (50%) or more (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such person or one or more of such person's Subsidiaries, or any partnership of which such person is a general partner or of which fifty percent (50%) or more of the partnership interests is at the time directly or indirectly owned by such person or one or more of such person's Subsidiaries, and (ii) any corporation, trust, partnership or other entity which is controlled or capable of being controlled by such person or one or more of such person's Subsidiaries. For the purposes of this Agreement, none of the Special Purpose Subsidiaries or the Funds shall be considered a "Subsidiary" of the Borrower. For the purposes of this Agreement, the term "wholly owned Subsidiaries" shall include (x) all Subsidiaries of which all of the outstanding shares of capital stock or beneficial interest of such Subsidiary are owned by the Borrower or another wholly owned Subsidiary of the Borrower, or (v) foreign Subsidiaries where the law of the applicable foreign jurisdiction requires that residents of such foreign jurisdiction maintain a certain level of ownership interest in such Subsidiary and the Borrower or another wholly owned Subsidiary of the Borrower owns not less than the greater of (a) 51% of the outstanding shares of capital stock or beneficial interests of such Subsidiary and (b) the number of outstanding shares of capital stock or beneficial interests of such Subsidiary required pursuant to the law of such foreign jurisdiction are owned by the Borrower or another wholly owned Subsidiary of the Borrower.

     Subsidiary Shares shall have the meaning specified in Section 6.1(c).

     Supermajority Banks shall have the meaning specified in Section 2.13(a).

     Swing Loan Commitment shall mean PNC's commitment to make Swing Loans to the Borrower pursuant to Section 2.1(b) in an aggregate principal amount up to $20,000,000.

     Swing Loan Request shall mean a request for Swing Loans made in accordance with Section 2.6(b).

     Swing Loans shall mean collectively and Swing Loan shall mean separately all swing loans or any swing loan made by PNC to the Borrower pursuant to
Section 2.1(b).

     Swing Note shall mean the Swing Note of the Borrower in the form of Exhibit E, evidencing the Swing Loans, together with all amendments, extensions, renewals, restatements, refinancings or refundings thereof in whole or in part.

     Term Loans shall mean collectively and Term Loan shall mean separately all term loans or any term loan made by the Banks or one of the Banks pursuant to
Section 2.12.

     Term Note shall have the meaning specified in Section 2.12.

     Term-Out Option shall have the meaning specified in Section 2.12.

     Total Indebtedness shall mean, for any fiscal quarter for the fiscal quarter then ended, all Indebtedness of the Borrower and its Consolidated Subsidiaries.

     Transferor Bank shall mean the selling Bank pursuant to an Assignment and Assumption Agreement.

     Usage Fee shall have the meaning specified in Section 2.3(b).

                                     Construction.

     Unless the context of this Agreement otherwise clearly requires, references to the plural include the singular, the singular the plural, and the part the whole, "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation." References in this Agreement to "determination" of or by the Agent or the Banks shall be deemed to include good-faith estimates by the Agent or the Banks (in the case of quantitative determinations) and good-faith beliefs by the Agent or the Banks (in the case of qualitative determinations). Whenever the Agent or the Banks are granted the right herein to act in its or their sole discretion or to grant or withhold consent, such right shall be exercised in good faith. The words "hereof," "herein," "hereunder" and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. The section headings and other headings contained in this Agreement and the Table of Contents preceding this Agreement are for reference purposes only and shall not control or affect the construction of this Agreement or the interpretation thereof in any respect. Section, subsection, schedule and exhibit references are to this Agreement unless otherwise specified.

                                Accounting Principles.

     Except as otherwise provided in this Agreement, all computations and determinations as to accounting or financial matters and all financial statements to be delivered pursuant to this Agreement shall be made and prepared in accordance with GAAP (including principles of consolidation where appropriate), and all accounting or financial terms shall have the meanings ascribed to such terms by GAAP provided that for the purpose of determining compliance with Section 8.2(e) and (f), the impact of the incurrence of indebtedness or creation of liens in connection with the sale or transfer of Designated Assets as described and permitted under Section 8.2(k)(i) shall be excluded. If one or more changes in GAAP after the date of this Agreement are required to be applied to then existing transactions, and either a violation of one or more provisions hereof shall have occurred which would not have occurred if no change in accounting principles had taken place or a violation of one or more of the provisions hereof shall not occur which would have occurred if no change in accounting principles had taken place:

     the parties agree that any such violation shall not be considered to constitute an Event of Default for a period of thirty (30) days;

     the parties agree in such event to negotiate in good faith to attempt to draft an amendment of this Agreement satisfactory to the Required Banks which shall approximate to the extent possible the economic effect of the original provisions hereof after taking into account such change or changes in GAAP; and

     if the parties are unable to negotiate such an amendment satisfactory to the Required Banks within thirty (30) days, then as used in this Agreement "GAAP" shall mean generally accepted accounting principles as in effect prior to such change.

                       REVOLVING CREDIT AND SWING LOAN FACILITIES

                                   The Commitments.

     Revolving Credit Commitments. Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, each Bank severally agrees to make Revolving Credit Loans to the Borrower at any time or from time to time on or after the date hereof to, but not including, the Revolving Credit Expiration Date in an aggregate principal amount not to exceed, at any one time such Bank's Revolving Credit Commitment minus such Bank's Ratable Share of the Letter of Credit Outstandings. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrower may borrow, repay and reborrow pursuant to this Section 2.1(a).

     Swing Loan Commitment. Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, and in order to facilitate loans and repayments between Settlement Dates, PNC may make, at its option, cancelable at any time for any reason whatsoever, swing loans (the "Swing Loans") to the Borrower at any time or from time to time after the date hereof to, but not including, the Revolving Credit Expiration Date in an aggregate principal amount up to $20,000,000 (the "Swing Loan Commitment"), provided that the aggregate principal amount of PNC's Swing Loans and the Revolving Credit Loans of all the Banks at any one time outstanding shall not exceed the Revolving Credit Commitments of all the Banks. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrower may borrow, repay and reborrow pursuant to this Section 2.1(b).

                 Nature of the Banks' and the Borrower's Obligations.

                 ----------------------------------------------------

     Each Bank shall be obligated to participate in each request for Revolving Credit Loans pursuant to Section 2.6 in accordance with its Ratable Share. The aggregate of each Bank's Revolving Credit Loans outstanding hereunder to the Borrower at any time shall never exceed its Revolving Credit Commitment minus its Ratable Share of the Letter of Credit Outstandings at such time. The obligations of each Bank hereunder are several. The failure of any Bank to perform its obligations hereunder shall not affect the obligations of the Borrower to any other party nor shall any other party be liable for the failure of such Bank to perform its obligations hereunder. The Banks shall have no obligation to make Revolving Credit Loans hereunder on or after the Revolving Credit Expiration Date.

                                         Fees.

Facility Fees.


     Accruing from the Closing Date until the Revolving Credit Expiration Date, the Borrower agrees to pay to the Agent for the account of each Bank, as consideration for such Bank's Revolving Credit Commitment hereunder, a facility fee (the "Facility Fee") equal to a percentage per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to 0.10% of such Bank's Revolving Credit Commitment as the same may be constituted from time to time.

     All Facility Fees shall be payable in arrears on the second Business Day of each April, July, October and January after the date hereof and on the Revolving Credit Expiration Date or upon acceleration of the Notes.

     Usage Fees. Accruing from the Closing Date until the Revolving Credit Expiration Date, the Borrower agrees to pay to the Agent for the account of each Bank, as consideration for such Bank's Revolving Credit Commitment hereunder, a usage fee (the "Usage Fee") equal to a percentage per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to 0.125% of the daily amount of the Revolving Facility Usage for each day that the Revolving Facility Usage exceeds fifty percent (50%) of the Revolving Credit Commitments (for purposes of this computation, PNC's Swing Loans shall be deemed to be borrowed amounts under its Revolving Credit Commitment and Letter of Credit Outstandings shall be deemed to be borrowed amounts under each Bank's Revolving Credit Commitments in accordance with its Ratable Share). All Usage Fees shall be payable in arrears on the second Business Day of each April, July, October and January after the date hereof and on the Revolving Credit Expiration Date or upon acceleration of the Notes.

                         Permanent Reductions of Commitments.

     Voluntary Reductions. The Borrower shall be permitted, without premium or penalty, at any time upon five (5) Business Day's notice to the Agent, to reduce permanently the Revolving Credit Commitments in an aggregate amount of not less than $5,000,000 and in integral multiples of $1,000,000 for amounts in excess of $5,000,000, and each Bank's Revolving Credit Commitments shall be reduced in accordance with its Ratable Share; provided, however, the principal amount of all Revolving Credit Loans outstanding at any time shall not be permitted to exceed the Revolving Credit Commitments of all the Banks at such time.

     Effect of Reductions. After each such reduction, the Facility Fee and the Usage Fee shall be calculated upon the Revolving Credit Commitments of the Banks as so reduced, and the amount of the reduction of the Revolving Credit Commitments may not be reinstated.

                                [Intentionally omitted]

                                    Loan Requests.

     Revolving Credit Loan Requests. Except as otherwise provided herein, the Borrower may from time to time prior to the Revolving Credit Expiration Date request the Banks to make Revolving Credit Loans, or renew or convert the Interest Rate Option applicable to existing Revolving Credit Loans, by the delivery to the Agent, not later than 2:00 p.m. Pittsburgh time (i) three (3) Business Days prior to the proposed Borrowing Date with respect to the making of Revolving Credit Loans to which the Euro-Rate Option applies or the conversion to or the renewal of the Euro-Rate Option for any Revolving Credit Loans; and
(ii) not later than 11:00 a.m. Pittsburgh time on the proposed Borrowing Date with respect to the making of a Revolving Credit Loan to which the Base Rate Option applies or the last day of the preceding Euro-Rate Interest Period with respect to the conversion to the Base Rate Option for any Revolving Credit Loan, of a duly completed request therefor substantially in the form of Exhibit F-1 or a request by telephone immediately confirmed in writing by letter, facsimile or telex (each, a "Revolving Credit Loan Request"), it being understood that the Agent may rely on the authority of any person making such a telephonic request without the necessity of receipt of such written confirmation. Each Revolving Credit Loan Request shall be irrevocable and shall specify (i) the proposed Borrowing Date; (ii) the aggregate principal amount of the proposed Revolving Credit Loans comprising the Borrowing Tranche, which shall be in integral multiples of $50,000 and not less than $5,000,000 for Revolving Credit Loans to which the Euro-Rate Option applies and not less than the lesser of $1,000,000 or the maximum amount available under the Revolving Credit Commitments for Revolving Credit Loans to which the Base Rate Option applies; (iii) whether the Euro-Rate Option or the Base Rate Option shall apply to the proposed Revolving Credit Loans comprising the Borrowing Tranche; and (iv) in the case of Revolving Credit Loans to which the Euro-Rate Option applies, an appropriate Euro-Rate Interest Period for the proposed Revolving Credit Loans comprising the Borrowing Tranche. If no such notice is given at least three (3) Business Days prior to the expiration of any Euro-Rate Interest Period for any Revolving Credit Loan or portion thereof, the Borrower shall be deemed to have converted such Revolving Credit Loan or portion thereof to the Base Rate Option commencing upon the last day of that Euro-Rate Interest Period.

     Swing Loan Requests. Except as otherwise provided herein, the Borrower may from time to time prior to the Revolving Credit Expiration Date request PNC to make Swing Loans by delivery to PNC not later than 3:00 p.m. Pittsburgh time on the proposed Borrowing Date of a duly completed request therefor substantially in the form of Exhibit F-2 or a request by telephone immediately confirmed in writing by letter, facsimile or telex (each, a "Swing Loan Request"), it being understood that the Agent may rely on the authority of any person making such a telephonic request without the necessity of receipt of such written confirmation. Each Swing Loan Request shall be irrevocable and shall specify (i) the proposed Borrowing Date (ii) whether the Base Rate Option or the PNC Quoted Rate Option shall apply and (iii) the principal amount of such Swing Loan, which shall not be less than $100,000. PNC shall use reasonable efforts to inform the Borrower by 12:00 noon (Pittsburgh time) on each Business Day as to what the PNC Quoted Rate Option is on such Business Day. If PNC has not informed the Borrower as to the PNC Quoted Rate Option available on any Business Day, the Borrower may also telephone PNC on any Business Day to request PNC to provide the Borrower with the PNC Quoted Rate Option available on such Business Day, and PNC shall promptly respond to such request. If the Borrower elects the PNC Quoted Rate Option to apply with respect to any Swing Loan, such PNC Quoted Rate Option will be in effect until 3:00 p.m. (Pittsburgh time) on the following Business Day.

                                     Making Loans.

     Revolving Credit Loans. The Agent shall, promptly after receipt by it of a Revolving Credit Loan Request pursuant to Section 2.6(a), notify the Banks of its receipt of such Revolving Credit Loan Request specifying: (i) the proposed Borrowing Date and the time and method of disbursement of such Revolving Credit Loan; (ii) the amount and type of such Revolving Credit Loan and the applicable Euro-Rate Interest Period (if any); and (iii) the apportionment among the Banks of the Revolving Credit Loans as determined by the Agent in accordance with
Section 2.2. Each Bank shall remit the principal amount of each Revolving Credit Loan to the Agent such that the Agent is able to, and the Agent shall, to the extent the Banks have made funds available to it for such purpose, fund such Revolving Credit Loan to the Borrower in U.S. Dollars and immediately available funds at the Principal Office prior to 3:00 p.m. Pittsburgh time on the Borrowing Date; provided that if any Bank fails to remit such funds to the Agent in a timely manner the Agent may elect in its sole discretion to fund with its own funds the Revolving Credit Loan of such Bank on the Borrowing Date;
provided, further, that such funding by the Agent shall not be deemed to increase the Revolving Credit Commitment of the Agent or to reduce the Revolving Credit Commitment of such Bank.

     Swing Loans. So long as PNC elects to make Swing Loans, PNC shall, after receipt by it of a Swing Loan Request pursuant to Section 2.6(b), fund such Swing Loan to the Borrower in U.S. Dollars and immediately available funds at the Principal Office prior to 5:00 p.m. Pittsburgh time on the Borrowing Date; provided that after PNC receives notice of default as set forth in Section 10.9, PNC shall not make any Swing Loans.

                           Borrowings to Repay Swing Loans.

     PNC may at its option, exercisable at any time for any reason whatsoever, demand repayment of the Swing Loans, and each Bank shall make a Revolving Credit Loan in an amount equal to such Bank's Ratable Share of the aggregate principal amount of the outstanding Swing Loans plus, if PNC so requests, accrued interest thereon, provided that no Bank shall be obligated in any event to make Revolving Credit Loans in excess of its Revolving Credit Commitment minus its Ratable Share of the Letter of Credit Outstandings. Revolving Credit Loans made pursuant to the preceding sentence shall bear interest at the Base Rate Option and shall be deemed to have been properly requested in accordance with Section 2.6(a) without regard to any of the requirements of that provision. PNC shall provide notice to the Banks (which may be telephonic or written notice by letter, facsimile or telex) that such Revolving Credit Loans are to be made under this
Section 2.8 and of the apportionment among the Banks, and the Banks shall be unconditionally obligated to fund such Revolving Credit Loans (whether or not the conditions specified in Section 7.2 are then satisfied) by the time PNC so requests, which shall not be earlier than 3:00 p.m. Pittsburgh time on the Business Day next succeeding the date the Banks receive such notice from PNC.

                                        Notes.

     Revolving Credit Notes. The obligation of the Borrower to repay the aggregate unpaid principal amount of the Revolving Credit Loans made to it by each Bank together with interest thereon shall be evidenced by a promissory note of the Borrower dated the Closing Date in the form of Exhibit D payable to the order of each Bank in a face amount equal to the Revolving Credit Commitment of such Bank. The Revolving Credit Notes shall be payable in full on the Revolving Credit Expiration Date or earlier acceleration of the Notes.

     Swing Note. The obligation of the Borrower to repay the unpaid principal amount of the Swing Loans made to it by PNC together with interest thereon shall be evidenced by a demand promissory note of the Borrower dated the Closing Date in the form of Exhibit E payable to the order of PNC in a face amount equal to the Swing Loan Commitment.

                             Letter of Credit Subfacility.

     Issuance of Letters of Credit. The Borrower may request the issuance of a letter of credit (each a "Letter of Credit") on behalf of itself or another Company by delivering to the Agent a completed application and agreement for letters of credit in such form as the Agent may specify from time to time by no later than 10:00 a.m. Pittsburgh time at least three (3) Business Days, or such shorter period as may be agreed to by the Agent, in advance of the proposed date of issuance. Subject to the terms and conditions hereof and in reliance on the agreements of the other Banks set forth in this Section 2.10, the Agent will issue a Letter of Credit, provided that each Letter of Credit shall (A) have a maximum maturity of three hundred sixty-four (364) days from the date of issuance, (B) in the event that the Letter of Credit shall have an expiration date later than the Revolving Credit Expiration Date, the Borrower shall provide to the Agent with respect to any such Letter of Credit no later than five (5) Business Days prior to the Revolving Credit Expiration Date either (i) cash collateral for deposit in a non-interest bearing account with the Agent an amount equal to the maximum amount available to be drawn on such Letter of Credit and the Borrower pledges to the Agent and the Banks a security interest in all such cash as security for the Letter of Credit Outstandings, or (ii) a replacement letter of credit, provided, further, that in no event shall (i) the Letter of Credit Outstandings exceed, at any one time, $25,000,000, or (ii) the Revolving Facility Usage exceed, at any one time, the Revolving Credit Commitments.

     Participations. Immediately upon issuance of each Letter of Credit, and without further action, each Bank shall be deemed to, and hereby agrees that it shall, have irrevocably purchased for such Bank's own account and risk from the Agent an individual participation interest in such Letter of Credit and drawings thereunder in an amount equal to such Bank's Ratable Share of the maximum amount which is or at any time may become available to be drawn thereunder and each such Bank shall be responsible to reimburse the Agent immediately for its Ratable Share of any disbursement under any Letter of Credit which has not been reimbursed by the Borrower in accordance with Section 2.10(d).

     Letter of Credit Fees. The Borrower shall pay (i) to the Agent for the ratable account of the Banks a fee (the "Letter of Credit Fee") equal to forty
(40) basis points per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed), which fee shall be computed on the daily average Letter of Credit Outstandings and shall be payable quarterly in arrears commencing with the second Business Day of each April, July, October and January following issuance of each Letter of Credit and on the Revolving Credit Expiration Date, and (ii) to the Agent for its own account a fee (the "Letter of Credit Fronting Fee") equal to 0.125% per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed), which fee shall be computed on the daily average Letter of Credit Outstandings and shall be payable quarterly in arrears commencing on the Closing Date and thereafter on the second Business Day of each April, July, October and January. The Borrower shall also pay to the Agent for the Agent's sole account the Agent's then in effect customary fees and administrative expenses payable with respect to the Letters of Credit as the Agent may generally charge or incur from time to time in connection with the issuance, maintenance, modification (if any), assignment or transfer (if any), negotiation, and administration of Letters of Credit.

Disbursements, Reimbursement.
----------------------------

     The Borrower shall be obligated immediately to reimburse the Agent for all amounts which the Agent is required to advance pursuant to the Letters of Credit (collectively, the "Reimbursement Obligations"). Such amounts advanced shall become, at the time the amounts are advanced, Revolving Credit Loans from the Banks. Such Revolving Credit Loans shall bear interest at the rate applicable under the Base Rate Option unless the Borrower elects to have a different Interest Rate Option apply to such Revolving Credit Loans pursuant to and in accordance with the provisions contained in Section 4.1.

     The Agent will notify (A) the Borrower of each demand or presentment for payment or other drawing under each Letter of Credit, and (B) the Banks of the amount required to be advanced pursuant to the Letters of Credit. Before 10:00 a.m. (Pittsburgh time) on the date of any advance the Agent is required to make pursuant to the Letters of Credit, each Bank shall make available such Bank's Ratable Share of such advance in immediately available funds to the Agent.

     Documentation. The Borrower agrees to be bound by the terms of the Agent's application and agreement for Letters of Credit and the Agent's written regulations and customary practices relating to Letters of Credit, though such interpretation may be different from the Borrower's own. In the event of a conflict between such application or agreement and this Agreement, this Agreement shall govern. It is understood and agreed that, except in the case of gross negligence or willful misconduct, the Agent shall not be liable for any error, negligence and/or mistakes, whether of omission or commission, in following any Company's instructions or those contained in the Letters of Credit or any modifications, amendments or supplements thereto.

     Determinations to Honor Drawing Requests. In determining whether to honor any request for drawing under any Letter of Credit by the beneficiary thereof, the Agent shall be responsible only to determine that the documents and certificates required to be delivered under such Letter of Credit have been delivered and that they comply on their face with the requirements of such Letter of Credit.

     Nature of Participation and Reimbursement Obligations. The obligation of the Banks to participate in Letters of Credit pursuant to Section 2.10(b) and the obligation of the Banks pursuant to Section 2.10(d) to fund Revolving Credit Loans upon a draw under a Letter of Credit and the obligations of the Borrower to reimburse the Agent upon a draw under a Letter of Credit pursuant to Section
2.10 shall be absolute, unconditional and irrevocable and shall be performed strictly in accordance with the terms of such Sections under all circumstances, including the following circumstances:

     the failure of any Company or any other Person to comply with the conditions set forth in Sections 2.1, 2.6, 2.7 or 7.2 or as otherwise set forth in this Agreement for the making of a Revolving Credit Loan, it being acknowledged that such conditions are not required for the making of a Revolving Credit Loan under Section 2.10(d);

     any lack of validity or enforceability of any Letter of Credit;

     the existence of any claim, set-off, defense or other right which any Company or any Bank may have at any time against a beneficiary or any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), the Agent or other bank or any other Person or, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between any Company or Subsidiaries of a Company and the beneficiary for which any Letter of Credit was procured);

     any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

     payment by the Agent under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

     any adverse change in the business, operations, properties, assets, condition (financial or otherwise) or prospects of any Company or Subsidiaries of any Company;

     any breach of this Agreement or any other Senior Loan Document by any party thereto;

     any other circumstance or happening whatsoever, whether or not similar to any of the foregoing;

     the fact that an Event of Default or a Potential Default shall have occurred and be continuing; or

     the Revolving Credit Expiration Date shall have passed or this Agreement or the Revolving Credit Commitments hereunder shall have been terminated (in which case the Borrower shall be required to immediately reimburse the Agent and the Banks for the amount of any drawing funded by the Banks).

     Indemnity. In addition to amounts payable as provided in Section 10.5, the Borrower hereby agrees to protect, indemnify, pay and save harmless the Agent from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable fees, expenses and disbursements of counsel and allocated costs of internal counsel) which the Agent may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of any Letter of Credit, other than as a result of (A) the gross negligence or willful misconduct of the Agent as determined by a final judgment of a court of competent jurisdiction or (B) subject to the following clause
(ii), the wrongful dishonor by the Agent of a proper demand for payment made under any Letter of Credit or (ii) the failure of the Agent to honor a drawing under any such Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions herein called "Governmental Acts").

     Liability for Acts and Omissions. As between the Borrower and the Agent, the Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Agent shall not be responsible for: (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of any such Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) failure of the beneficiary of any such Letter of Credit to comply fully with any conditions required in order to draw upon such Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher;
(v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof; (vii) the misapplication by the beneficiary of any such Letter of Credit; or (viii) any consequences arising from causes beyond the control of the Agent, including any Governmental Acts, and none of the above shall affect or impair, or prevent the vesting of, any of the Agent's rights or powers hereunder.

     In furtherance and extension and not in limitation of the specific provisions set forth above, any action taken or omitted by the Agent under or in connection with the Letters of Credit issued by it or any documents and certificates delivered thereunder, if taken or omitted in good-faith, shall not put the Agent under any resulting liability to the Borrower.

                                   Use of Proceeds.

     The proceeds of the Revolving Credit Loans shall be used for lawful purposes in accordance with the second recital clause above.

    Option of Borrower to Term-Out the Revolving Credit Loans upon Revolving
                            Credit Expiration Date.

     The Borrower may elect,  by written  request  which shall be delivered  ten
(10) days prior to the Revolving Credit Expiration Date, to repay all amounts or a portion thereof of principal outstanding under the Revolving Credit Loans due and payable on the Revolving Credit Expiration Date in four (4) equal quarterly installments which such installments shall be made on the second Business Day of each April, July, October and January following the Revolving Credit Expiration Date (the "Term-Out Option"). If the Borrower elects the Term-Out Option, it shall deliver to each Bank, on or before the Revolving Credit Expiration Date a term note for its Ratable Share and setting forth such obligation of the Borrower (the "Term Note"). Additionally, the Borrower hereby agrees to execute such amendments and modifications to the Senior Loan Documents, prior to the Revolving Credit Expiration Date, as Agent shall reasonably request to evidence and govern the Term Loan; provided that no amendments or modifications to the Senior Loan Documents shall be made with respect to any covenants of the Borrower or to the rate of interest under any Interest Rate Option.

           Extension by Banks of the Revolving Credit Expiration Date. Requests; Approval by All Banks or Required Banks; Optional Conversion to Term
                          Loans for Non-Agreeing Banks

     No earlier than sixty (60) days and no later than forty-five (45) days prior to the then applicable Revolving Credit Expiration Date, the Borrower may request a 364-day extension of the Revolving Credit Expiration Date by written notice to the Agent. Agent shall promptly notify the Banks of such request. No later than thirty (30) days prior to the then applicable Revolving Credit Expiration Date, each Bank shall respond to the Agent in writing as to whether or not it agrees to the Borrower's request for such extension; provided, however, that the failure of any Bank to respond within such time period shall not in any manner constitute an agreement by such Bank to extend the Revolving Credit Expiration Date.

     If all Banks elect to extend the then applicable Revolving Credit Expiration Date, the Agent shall so notify the Banks and the Borrower promptly, but in no event earlier than thirty (30) days prior to the then applicable Revolving Credit Expiration Date, that such Revolving Credit Expiration Date shall be extended for an additional period of 364 days. Borrower hereby agrees to execute such amendments and modifications to the Senior Loan Documents, prior to the extension of the Revolving Credit Expiration Date, as Agent shall reasonably request to evidence and govern the extension of such date.

     In the event that Banks with at least eighty percent (80%) of the Commitments (the "Supermajority Banks"), but less than all of the Banks, shall agree to an extension of the Revolving Credit Expiration Date in accordance with this Section 2.13(a)(iii), the Agent shall so notify the Banks and the Borrower promptly, but in no event earlier than thirty (30) days prior to the then applicable Revolving Credit Expiration Date, and: (i) the Revolving Credit Commitments of those Banks not agreeing to an extension of the Revolving Credit Expiration Date (the "Non-Agreeing Banks") shall be terminated on the Revolving Credit Expiration Date (without giving effect to the extension thereof) and all Loans owing to the Non-Agreeing Banks together with all interest thereon and costs and expenses related thereto shall be due and payable on such Revolving Credit Expiration Date except to the extent that (A) the Borrower shall substitute for such Non-Agreeing Bank another financial institution pursuant to a duly executed Assignment and Assumption Agreement and in accordance with the terms and conditions of Section 11.11 (except that such financial institution shall only be assigned the Revolving Credit Loan and Revolving Credit Commitment of such Non-Agreeing Bank) or (B) Borrower has elected, by written notice received by the Agent no later than ten (10) days prior to the Revolving Credit Expiration Date, to convert all or any portion of the Loans of the Non-Agreeing Banks to Term Loans in accordance with Section 2.12 and, to the extent that less than the full aggregate amount of Loans of the Banks are to be so converted, then the Borrower shall convert each and every Non-Agreeing Bank's Loans on a pro rata basis, (ii) the Revolving Credit Commitments of the Banks agreeing to an extension of the Revolving Credit Expiration Date (the "Agreeing Banks") shall be extended for an additional period of 364 days, and (iii) none of the Agreeing Banks shall be required to increase its Revolving Credit Commitment. The Borrower hereby agrees to execute such amendments and modifications to the Senior Loan Documents, prior to any extension of the Revolving Credit Expiration Date, as Agent shall reasonably request to evidence and govern the extension of such date and the Term Loans, if any, arising under this Section 2.13.

   Failure of Supermajority Banks to Extend; Optional Conversion to Term Loan.

     In the event that less than the Supermajority Banks shall agree to an extension of the Revolving Credit Expiration Date in accordance with Section 2.13(a)(iii), the Agent shall promptly so notify the Borrower and the Banks, the Revolving Credit Commitments shall be terminated on the Revolving Credit Expiration Date, and all Loans, together with all interest thereon and costs and expenses related thereto, shall be due and payable on the Revolving Credit Expiration Date, unless the Borrower has elected, by written notice received by the Agent no later than ten (10) days prior to the Revolving Credit Expiration Date (which notice Agent shall promptly forward to the Banks), to convert all or a portion of the Loans outstanding on the Revolving Credit Expiration Date to Term Loans in accordance with Section 2.12. Any failure of the Agent or any Bank to notify any party hereto that the Revolving Credit Expiration Date will not be extended shall not constitute a commitment or agreement of any nature to extend such date.

                                 [Intentionally Omitted]

                                     INTEREST RATES

                                Interest Rate Options.

     The Borrower shall pay interest in respect of the outstanding unpaid principal amount of the Loans as selected from one (1) of the three (3) Interest Rate Options set forth below, it being understood that subject to the provisions of this Agreement, the Borrower may select different Interest Rate Options and different Euro-Rate Interest Periods to apply simultaneously to the Loans comprising different Borrowing Tranches and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the Loans comprising any Borrowing Tranche; provided that there shall not be at any one time outstanding more than seven (7) Borrowing Tranches in the aggregate among all the Loans accruing interest at the Euro-Rate Option, provided, further, that only the Base Rate Option or the PNC Quoted Rate Option shall be applicable with respect to Swing Loans, provided, further, that the PNC Quoted Rate Option shall not be applicable with respect to any Loans other than the Swing Loans. The Agent's determination of a rate of interest and any change therein shall in the absence of manifest error be conclusive and binding upon all parties hereto. If at any time the designated rate applicable to any Loan made by the Bank exceeds such Bank's highest lawful rate, the rate of interest on such Bank's Loan shall be limited to such Bank's highest lawful rate; provided, that the portion of interest which exceeds the amount such Bank can lawfully receive and, thus, is not paid to such Bank shall be due and payable upon the following Interest Payment Date(s) to the extent lawfully permissible.

     Base Rate Option: A fluctuating rate per annum (computed on the basis of a year of (i) 365 or 366 days, as the case may be, and actual days elapsed, for Loans based on the Agent's prime rate or (ii) 360 days and actual days elapsed, for Loans based on the Federal Funds Effective Rate) equal to the Base Rate, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate.

     Euro-Rate Option: A rate per annum (computed on a basis of a year of 360 days and actual days elapsed) equal to (i) the Euro-Rate plus forty (40) basis points, or (ii) after election by the Borrower of the Term-Out Option, the Euro-Rate plus, if the initial principal amount of the Term Loans is equal to or greater than $75,000,000, seventy-five (75) basis points and, if the initial principal amount of the Term Loans is less than $75,000,000, sixty-two and one-half (62-1/2%) basis points (which, in either case, includes all fees charged in connection with the Term Loans under this Agreement except the Agent's Fee). The Euro-Rate shall be adjusted automatically with respect to any Euro-Rate Portion outstanding on the effective date of any change in the Euro-Rate Reserve Percentage notwithstanding that such effective date occurs during a Euro-Rate Interest Period. The Agent shall give prompt notice to the Borrower of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive.

     (b-1).PNC Quoted Rate Option: A fixed rate per annum computed on the basis of a year of 365 or 366 days, as the case may be, equal to such interest rate as offered by PNC pursuant to Section 2.6(b) hereof, such interest rate to remain in effect from the time the PNC Quoted Rate Option is elected until 3:00 p.m. (Pittsburgh time) on the following Business Day.

     Rate Quotations. The Borrower may call the Agent on or before the date on which a Loan Request is to be delivered to receive an indication of the rates then in effect, but it is acknowledged that such indication shall not be binding on the Agent or the Banks nor affect the rate of interest which thereafter is actually in effect when the election is made.

                              Euro-Rate Interest Periods.

     At any time when the Borrower shall select, convert to or renew the Euro-Rate Option to apply to any Revolving Credit Loan, the Borrower shall notify the Agent thereof at least three (3) Business Days prior to the effective date of such Euro-Rate Option by delivering a Loan Request. The notice shall select a Euro-Rate interest period during which such Interest Rate Option shall apply, such periods to be one (1), two (2), three (3) or six (6) months (the "Euro-Rate Interest Periods"); provided that:

     any Euro-Rate Interest Period which would otherwise end on a date which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in the next calendar month, in which case such Euro-Rate Interest Period shall end on the next preceding Business Day;

     any Euro-Rate Interest Period which begins on the last Business Day of a calendar month for which there is no numerically corresponding Business Day in the subsequent calendar month during which such Interest Period is to end shall end on the last Business Day of such subsequent month;

     the Euro-Rate Portion for each Euro-Rate Interest Period shall be in integral multiples of $50,000 and not less than $5,000,000;

     the Borrower shall not select, convert to or renew a Euro-Rate Interest Period for any portion of the Revolving Credit Loans that would end after the Revolving Credit Expiration Date; and

     in the case of the renewal of the Euro-Rate Option at the end of a Euro-Rate Interest Period, the first day of the new Euro-Rate Interest Period shall be the last day of the preceding Euro-Rate Interest Period, without duplication in payment of interest for such day.

                                Interest After Default.

     To the extent permitted by Law, upon the occurrence and during the continuance of an Event of Default, after any principal of or interest on any Loan or any fee or other amounts hereunder shall have become due and payable by its terms or by acceleration, declaration or otherwise, and after expiration of any applicable grace period, such principal, interest, fee or other amount shall bear interest for each day thereafter until paid in full (before and after judgment) at a rate per annum which shall be equal to two percent (2%) above the rate of interest otherwise applicable with respect to such amount or two percent (2%) above the Base Rate Option if no rate of interest is otherwise applicable, payable on demand. The Borrower acknowledges that such increased interest rate reflects, among other things, the fact that such Loans or other amounts have become a substantially greater risk given their default status and that the Banks are entitled to additional compensation for such risk.

                              Euro-Rate Unascertainable.

     If on any date on which a Euro-Rate would otherwise be determined, the Agent shall have determined (which determination shall be conclusive absent manifest error) that:

     adequate and reasonable means do not exist for ascertaining such Euro-Rate, or a contingency has occurred which materially and adversely affects the London interbank market,

     at any time any Bank shall have determined (which determination shall be conclusive absent manifest error) that:

     the making, maintenance or funding of any Loan to which the Euro-Rate Option applies has been made impracticable or unlawful by compliance by such Bank in good faith with any Law or any interpretation or application thereof by any Official Body or with any request or directive of any such Official Body (whether or not having the force of Law), the Euro-Rate Option will not adequately and fairly reflect the cost to such Bank of the establishment or maintenance of any Loan, or if any Bank determines after making all reasonable efforts that deposits of the relevant amount in Dollars for the relevant Euro-Rate Interest Period for a Loan to which the Euro-Rate Option applies are not available to such Bank in the London interbank market, then, in the case of any event specified in subsection (a) above, the Agent shall promptly so notify the Banks and the Borrower thereof, and in the case of an event specified in subsection (b) above, such Bank shall promptly so notify the Agent and attach a certificate to such notice as to the specific circumstances of such notice and the Agent shall promptly send copies of such notice and certificate to the other Banks and the Borrower. Upon such date as shall be specified in such notice (which shall not be earlier than the date such notice is given) the obligation of (A) the Banks in the case of such notice given by the Agent, or (B) such Bank in the case of such notice given by such Bank, to allow the Borrower to select, convert to or renew the Euro-Rate Option shall be suspended until the Agent shall have later notified the Borrower, or such Bank shall have later notified the Agent, of the Agent's or such Bank's, as the case may be, determination (which determination shall be conclusive absent manifest error) that the circumstances giving rise to such previous determination no longer exist. If at any time the Agent makes a determination under subsection (a) of this Section 4.4 or any Bank notifies the Agent of a determination under subsection (b) of this Section 4.4 and, in either case, the Borrower has previously notified the Agent of its selection of, conversion to or renewal of the Euro-Rate Option and such Euro-Rate Option has not yet gone into effect, such notification shall be deemed to provide for selection of, conversion to or renewal of the Base Rate Option otherwise available with respect to such Loans. If any Bank notifies the Agent of a determination under subsection (b) of this Section 4.4, the Borrower shall, subject to the Borrower's indemnification obligations under Section 5.5(b), as to any Loan of the Bank to which the Euro-Rate Option applies, on the date specified in such notice either convert such Loan to the Base Rate Option otherwise available with respect to such Loan or prepay such Loan in accordance with Section 5.4. Absent due notice from the Borrower of conversion or prepayment, such Loan shall automatically be converted to the Base Rate Option otherwise available with respect to such Loan upon such specified date.

                          Selection of Interest Rate Options.

     If the Borrower fails to select a Euro-Rate Interest Period in accordance with the provisions of Section 4.2 in the case of renewal of the Euro-Rate Portion, the Borrower shall be deemed to have converted such Loan or option thereof to the Base Rate Option otherwise available with respect to such Loans, commencing upon the last day of that Euro-Rate Interest Period. If an Event of Default shall occur and be continuing, the Agent shall limit the Borrower to the Base Rate Option hereunder; provided, however, that, unless the Loans have been accelerated hereunder, such limitation with respect to the Euro-Rate Portion shall not be effective until the expiration of any applicable Euro-Rate Interest Period.

     If the Borrower fails to select an Interest Rate Option in accordance with the provisions of Section 4.1 for any Swing Loan to which the PNC Quoted Rate applies before the PNC Quoted Rate Option expires, the Borrower shall be deemed to have converted such loan to the Base Rate Option otherwise available with respect to such Swing Loan, commencing immediately upon the expiration of the PNC Quoted Rate Option.

                                    PAYMENTS

                                    Payments.

     All payments and prepayments to be made in respect of principal, interest, Facility Fees, Usage Fees, Letter of Credit Fees, Letter of Credit Fronting
Fees, Agent's Fees or other amounts due from the Borrower hereunder shall be payable prior to 11:00 a.m. Pittsburgh time (or 3:00 p.m. Pittsburgh time, in the event payments are to be made using the proceeds of Loans to be made on such date), on the date when due without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrower, and without set-off, counterclaim or other deduction of any nature, and an action therefor shall immediately accrue. Such payments shall be made to the Agent at the Principal Office for the account of PNC with respect to the Swing Loans and the ratable accounts of the Banks with respect to the Revolving Credit Loans in U.S. Dollars and in immediately available funds, and the Agent shall promptly distribute such amounts to the Banks in immediately available funds, subject to the provisions of Section 5.6; provided that in the event payments are received by 11:00 a.m. Pittsburgh time by the Agent with respect to the Revolving Credit Loans on the Settlement Date and such payments are not distributed to the Banks on the same day received by the Agent, the Agent shall pay the Banks the Federal Funds Effective Rate with respect to the amount of such payments for each day held by the Agent and not distributed to the Banks. The Agent's and each Bank's statement of account, ledger or other relevant record shall, in the absence of manifest error, be conclusive as the statement of the amount of principal of and interest on the Loans and other amounts owing under this Agreement and shall be deemed an "account stated."

                           Pro Rata Treatment of the Banks.

     Each borrowing, and each selection of, conversion to or renewal of any Interest Rate Option and each payment or prepayment by the Borrower with respect to principal, interest, Facility Fees, Usage Fees, Letter of Credit Fees, Letter of Credit Fronting Fees or other fees (except for the Agent's Fees and the fees set forth in the second sentence of Section 2.10(c)) or amounts due from the Borrower hereunder to the Banks with respect to the Revolving Credit Loans, shall (except as provided in Section 4.4(b), 5.4 or 5.5) be made in proportion to the Revolving Credit Loans outstanding from each Bank and, if no Revolving Credit Loans are then outstanding, in proportion to the Ratable Share of each Bank.

                                Interest Payment Dates.

     Interest on Loans to which the Base Rate Option or the PNC Quoted Rate Option applies shall be due and payable in arrears on the second Business Day of each April, July, October and January after the date hereof and on the Revolving Credit Expiration Date (with respect to Revolving Credit Loans) and upon any earlier acceleration of the Notes. Interest on the Euro-Rate Portion shall be due and payable on the last day of each Euro-Rate Interest Period and, if any such Euro-Rate Interest Period is longer than three (3) months, also on the second Business Day after the end of the third month during such period and on the Revolving Credit Expiration Date (with respect to Revolving Credit Loans) and upon any earlier acceleration of the Notes.

                                Voluntary Prepayments.

     The Borrower shall have the right at its option from time to time to prepay the Loans in whole or part without premium or penalty (except as provided in sub-section (b) below or in Section 5.5):

     at any time with respect to any Swing Loan or any other Loan to which the Base Rate Option applies;

     on the last day of the applicable Euro-Rate Interest Period with respect to Revolving Credit Loans to which the Euro-Rate Option applies; and

     on the date specified in a notice by any Bank pursuant to Section 4.4(b) with respect to any Revolving Credit Loan to which the Euro-Rate Option applies.

     Whenever the Borrower desires to prepay any part of the Loans, it shall provide a prepayment notice to the Agent at least one (1) Business Day prior to the date of prepayment of Revolving Credit Loans or no later than 3:00 p.m. Pittsburgh time on the date of prepayment of Swing Loans setting forth the following information:

          (x) the date, which shall be a Business Day, on which the proposed prepayment is to be made; and

          (y) the total principal amount of such prepayment, which shall not be less than $100,000 for any Swing Loan or $1,000,000 for any Revolving Credit Loan.

     All prepayment notices shall be irrevocable. The principal amount of the Loans to which the Euro-Rate Option applies for which a prepayment notice is given, together with interest on such principal amount and any related fees shall be due and payable on the date specified in such prepayment notice as the date on which the proposed prepayment is to be made. The principal amount of the Loans to which the Base Rate Option applies for which a prepayment notice is given shall be due and payable on the date specified in such prepayment notice as the date on which the proposed prepayment is made; but interest on such principal amount and any related fees shall be due and payable on the next scheduled Interest Payment Date. All prepayments permitted pursuant to this
Section 5.4(a) shall be applied to the unpaid installments of principal of the Loans in the inverse order of scheduled maturities. Unless otherwise specified by the Borrower with respect to prepayments of the Euro-Rate Portion permitted under Section 5.4(a)(ii) or (iii) above, all prepayments shall be applied first to the Base Rate Portion and then to the Euro-Rate Portion, subject to Section 5.5(b).

     In the event any Bank (i) gives notice under Section 4.4(b) or Section 5.5(a), (ii) does not fund Loans because the making of such Loans would contravene any Law applicable to such Bank pursuant to Section 7.2, (iii) does not approve any action as to which consent of the Required Banks is requested by the Borrower and obtained hereunder, or (iv) becomes subject to the control of an Official Body (other than normal and customary supervision), then the Borrower shall have the right at its option, with the consent of the Agent, which shall not be unreasonably withheld, to prepay the Loans of such Bank in whole together with all interest accrued thereon, within ninety (90) days after
(w) receipt of such Bank's notice under Section 4.4(b) or 5.5(a), (x) the date such Bank has failed to fund Loans pursuant to Section 7.2 because the making of such Loans would contravene Law applicable to such Bank, (y) the date of obtaining the consent which such Bank has not approved, or (z) the date such Bank became subject to the control of an Official Body, as applicable; provided that the Borrower shall also pay to such Bank at the time of such prepayment any amounts required under Section 5.4(a) and Section 5.5 and any accrued interest due on such amount and any related fees; provided, however, that the Revolving Credit Commitment of such Bank shall be provided by one or more of the remaining Banks or a replacement bank acceptable to the Agent and the Borrower in the exercise of their reasonable discretion; provided, further, the remaining Banks shall have no obligation hereunder to increase their Revolving Credit Commitments. Notwithstanding the foregoing, the Agent may only be replaced in accordance with Section 10.14 and the Agent must at all times be a Bank hereunder.

                   Additional Compensation in Certain Circumstances.

     Increased Costs or Reduced Return Resulting from Taxes, Reserves, Capital Adequacy Requirements, Expenses, etc. If any Law, guideline or interpretation or any change in any Law, guideline or interpretation or application thereof by any Official Body charged with the interpretation or administration thereof or compliance with any request or directive (whether or not having the force of Law) of any central bank or other Official Body:

     subjects any Bank to any tax or changes the basis of taxation with respect to this Agreement, the Notes, the Loans or payments by the Borrower of principal, interest, Facility Fees, Usage Fees, Letter of Credit Fees, Letter of Credit Fronting Fees, Agent's Fees or other amounts due from the Borrower hereunder or under the Notes (except for taxes on the overall net income of such Bank), imposes, modifies or deems applicable any reserve, special deposit or similar requirement against credits or commitments to extend credit extended by, or assets (funded or contingent) of, deposits with or for the account of, or other acquisitions of funds by, any Bank, or imposes, modifies or deems applicable any capital adequacy or similar requirement (A) against assets (funded or contingent) of, or credits or commitments to extend credit extended by, any Bank, or (B) otherwise applicable to the obligations of any Bank under this Agreement, and the result of any of the foregoing is to increase the cost to, reduce the income receivable by, or impose any expense (including loss of margin) upon any Bank with respect to this Agreement, the Notes or the making, maintenance or funding of any part of the Loans (or, in the case of any capital adequacy or similar requirement, to have the effect of reducing the rate of return on the capital of any Bank or any Bank's parent, taking into consideration the customary policies of any Bank or any Bank's parent with respect to capital adequacy) by an amount which such Bank in its sole discretion deems to be material, such Bank shall from time to time notify in writing the Borrower and the Agent of the amount determined in good faith (using any averaging and attribution methods employed in good faith) by such Bank (which determination shall be conclusive, absent manifest error) to be necessary to compensate such Bank for such increase in cost, reduction of income or additional expense. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrower to such Bank ten (10) Business Days after such notice is given.

     Indemnity. In addition to the compensation required by subsection (a) of this Section 5.5, the Borrower shall indemnify each Bank against all liabilities, losses or expenses (including loss of margin and any loss or expense incurred in liquidating or employing deposits from third parties, including any loss or expense incurred in connection with funds acquired by a Bank to fund or maintain Loans subject to the Euro-Rate Option) which such Bank sustains or incurs hereunder, including:

     payment, prepayment, conversion or renewal of any Loan to which the Euro-Rate Option applies on a day other than the last day of the corresponding Euro-Rate Interest Period (whether or not such payment, prepayment, conversion or renewal is mandatory, voluntary or automatic and whether or not such payment or prepayment is then due);

     attempt by the Borrower to revoke (expressly, by later inconsistent notices or otherwise) in whole or part any notice relating to Loan Requests under
Section 2.6 or voluntary prepayments under Section 5.4; or

     default by the Borrower in the performance or observance of any covenant or condition contained in this Agreement or any other Senior Loan Document, including any failure of the Borrower to pay when due (by acceleration or otherwise) any principal, interest, Facility Fees, Usage Fees, Letter of Credit Fees, Letter of Credit Fronting Fees, Agent's Fees or any other amount due hereunder.

     Notwithstanding the foregoing,  nothing in the foregoing Section 5.5(b)(i),
(ii) or (iii) shall be construed to permit the Borrower to engage in any action otherwise prohibited hereunder. If any Bank sustains or incurs any such loss or expense, it shall from time to time notify the Borrower of the amount determined in good faith by such Bank (which determination shall be conclusive absent manifest error and may include such assumptions, allocations of costs and expenses and averaging or attribution methods as such Bank shall deem reasonable) to be necessary to indemnify such Bank for such loss or expense. Such notice shall set forth in writing in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrower to such Bank ten (10) Business Days after such notice is given.

                              Settlement Date Procedures.

     In order to minimize the transfer of funds between the Banks and the Agent, the Borrower may borrow, repay and reborrow Swing Loans and PNC may make Swing Loans as provided in Section 2.1(b) during the period between Settlement Dates. Not later than 12:00 p.m. Pittsburgh time on each Settlement Date, the Agent shall notify each Bank of its Ratable Share of the Loans (including both the Swing Loans made by the Agent and the Revolving Credit Loans made by the Banks). Prior to 3:00 p.m. Pittsburgh time on such Settlement Date, each Bank shall pay to the Agent the amount equal to the positive difference, if any, between its Ratable Share of the Revolving Credit Loans and Swing Loans and its Revolving Credit Loans, and the Agent shall pay to each Bank its Ratable Share of all payments made by the Borrower to the Agent with respect to the Revolving Credit Loans. The Agent shall also effect settlement in accordance with the foregoing sentence on the proposed Borrowing Dates for Revolving Credit Loans and may at its option effect settlement on any other Business Day. These settlement procedures are established solely as a matter of administrative convenience, and nothing contained in this Section 5.6 shall relieve the Banks of their obligations to fund Revolving Credit Loans on dates other than a Settlement Date pursuant to Section 2.8. The Agent may at any time at its option for any reason whatsoever require each Bank to pay immediately to the Agent such Bank's Ratable Share of the outstanding Revolving Credit Loans and Swing Loan; provided the principal amount of such Bank's Revolving Credit Loans shall not exceed its Revolving Credit Commitment minus its Ratable Share of the Letter of Credit Outstanding; provided, further, nothing in this Section 5.6 shall require the Banks to fund any Revolving Credit Loan bearing interest at the Euro-Rate on a date other than in accordance with Section 2.7(a).

                             REPRESENTATIONS AND WARRANTIES

                           Representations and Warranties.

     The Borrower represents and warrants to the Agent and each of the Banks that:

     Organization and Qualification. The Borrower is a corporation, duly organized, validly existing and in good standing under the laws of Pennsylvania; each Subsidiary of the Borrower is duly organized in the form of organization stated on Schedule 6.1(c) and is validly existing and in good standing under the laws of its jurisdiction of organization; each Company has the lawful power to own or lease its properties and to engage in the business it presently conducts or proposes to conduct; and each Company is duly licensed or qualified and in good standing in each jurisdiction wherein the property owned or leased by it or the nature of the business transacted by it or both makes such licensing or qualification necessary.

     Capitalization and Ownership. The authorized shares of capital stock of the Borrower consist of 100,000,000 Preferred Shares, none of which is issued and outstanding, 20,000 Class A Common Shares of which 9,000 shares are issued and outstanding and, as of the close of business on January 15, 2002, 900,000,000 Class B Common Shares, of which 129,505,456 shares are issued and 115,360,941 shares are outstanding. All issued and outstanding shares have been validly issued and are fully paid and nonassessable.

     Subsidiaries. Schedule 6.1(c) sets forth the name of each of the Borrower's Subsidiaries, the form and jurisdiction of organization of each, the owner(s) of its authorized capital stock, and the percentage of issued and the outstanding shares or interests (referred to herein as the "Subsidiary Shares") of each. Each Company has good and marketable title to all of the Subsidiary Shares it purports to own, free and clear in each case of any Lien. All Subsidiary Shares have been validly issued and are fully paid and nonassessable. There are no options, warrants or other rights outstanding to purchase any such shares.

     Power and Authority. The Borrower has full power to enter into, execute, deliver and carry out this Agreement and the other Senior Loan Documents to which it is a party, to incur the Indebtedness contemplated by the Senior Loan Documents and to perform its obligations under the Senior Loan Documents to which it is a party and all such actions have been duly authorized by all necessary proceedings on its part.

     Validity and Binding Effect. Each of this Agreement, the Revolving Credit Notes, the Swing Note, the Guaranty Agreement and the Intercompany Subordination Agreement has been and each other Senior Loan Document, when duly executed and delivered by the Loan Parties which are parties thereto, will have been duly and validly executed and delivered by the Loan Parties. Each of this Agreement, the Revolving Credit Notes, the Swing Note and the Intercompany Subordination Agreement constitutes and each other Senior Loan Document when duly executed and delivered by the Loan Parties pursuant to the provisions hereof or thereof will constitute, legal, valid and binding obligations of the Loan Parties, enforceable against them in accordance with their respective terms, except to the extent that enforceability of any of the foregoing Senior Loan Documents may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar Laws affecting the enforceability of creditors' rights generally or limiting the right of specific performance.

     No Conflict. Neither the execution and delivery of this Agreement or the other Senior Loan Documents by the Loan Parties nor the consummation of the transactions herein or therein contemplated or compliance with the terms and provisions hereof or thereof by them will conflict with, constitute a default under or result in any breach of the terms and conditions of the declaration of trust, articles of incorporation, bylaws, partnership agreement or equivalent documents of any Loan Party or of any Law or of any material agreement, instrument, order, writ, judgment, injunction or decree to which any Loan Party is a party or by which it is bound or to which it is subject, or will result in the creation or enforcement of any Lien whatsoever upon any property (now or hereafter acquired) of any Loan Party.

     Litigation. There are no actions, suits, proceedings or investigations pending or, to the knowledge of the Borrower, threatened against any of the Companies at law or in equity before any Official Body which individually or in the aggregate may result in any Material Adverse Change. None of the Companies is in violation of any order, writ, injunction or any decree of any Official Body which may result in any Material Adverse Change.

     Title to Properties. Each of the Companies has good and marketable title to or valid leasehold interest in all properties, assets and other rights which it purports to own or lease or which are reflected as owned or leased on its books and records, free and clear of all liens and encumbrances except Permitted Liens, and subject to the terms and conditions of the applicable leases. The tangible and intangible personal property relating to facilities and computers of the Companies (including the leases, computer software and aircraft) are held by one or more wholly owned Guarantors. All leases of property are in full force and effect and, except as set forth on Schedule 6.1(m), such leases do not require any consent to consummate the transactions contemplated hereby.

     Financial Statements. The Borrower has delivered to the Agent copies of the audited consolidated financial statements for the Borrower and its Consolidated Subsidiaries for fiscal year 2000 (the "Audited Statements"). In addition, the Borrower has delivered to the Agent copies of the unaudited interim financial statements for the Borrower and its Consolidated Subsidiaries for and as of the end of the fiscal quarter ended September 30, 2001 (the "Interim Statements") (the Audited and Interim Statements being collectively referred to as the "Historical Statements"). The Historical Statements are correct and complete and fairly represent the consolidated financial condition of the Borrower and its Consolidated Subsidiaries as of their dates and the consolidated results of operations for the fiscal periods then ended and have been prepared in accordance with GAAP consistently applied, subject (in the case of the Interim Statements) to normal year-end audit adjustments. None of the Companies has any significant liabilities, contingent or otherwise, or material forward or long-term commitments that are not disclosed in the Historical Statements or in the notes thereto, and except as disclosed therein there are no unrealized or anticipated losses from any commitments of any of the Companies which may cause a Material Adverse Change. Since December 31, 2000, there has been no Material Adverse Change.

     Margin Stock. None of the Companies engages or intends to engage principally, or as one of its important activities, in the business of extending credit for the purpose, immediately, incidentally or ultimately, of purchasing or carrying margin stock (within the meaning of Regulation U). No part of the proceeds of any Loan has been or will be used, immediately, incidentally or ultimately, to purchase or carry any margin stock (except investments in Funds in accordance with ordinary business operations), or to extend credit to others for the purpose of purchasing or carrying any margin stock or to refund Indebtedness originally incurred for such purpose, or for any purpose which entails a violation of or which is inconsistent with the provisions of the regulations of the Board of Governors of the Federal Reserve System. None of the Companies holds or intends to hold margin stock (including shares in the Funds) such that the aggregate current market value (as defined in Regulation U) of all such margin stock exceeds twenty-five percent (25%) of the value (as determined by any reasonable method) of the consolidated assets of the Companies.

     Full Disclosure. Neither this Agreement nor any Senior Loan Document, nor any certificate, statement, agreement or other documents furnished to the Agent or any Bank in connection herewith or therewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein, in light of the circumstances under which they were made, not misleading. There is no fact known to any of the Companies which materially adversely affects the business, property, assets, financial condition or results of operations of the Companies taken as a whole, which has not been set forth in this Agreement or in the other agreements, documents, certificates and statements furnished in writing to the Agent and the Banks prior to or at the date hereof in connection with the transactions contemplated hereby.

     Taxes.  All federal,  state,  local and other tax returns  required to have been filed with respect to the Companies have been filed, and payment or adequate provision has been made for the payment of all taxes, fees, assessments and other governmental charges which have or may become due pursuant to said returns or to assessments received except to the extent that such taxes, fees, assessments and other charges are being contested in good faith by appropriate proceedings diligently conducted and for which such reserves or other appropriate provisions, if any, as shall be required by GAAP shall have been made. There are no agreements or waivers extending the statutory period of limitations applicable to any federal income tax return of the Companies for any period except with respect to the federal income tax return of the Companies for 1996 for which the associated statutory period of limitations was extended until June 30, 2002.

     Consents and Approvals. No consent, approval, exemption, order or authorization of, or a registration or filing with, any Official Body or any other person is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Agreement and the other Senior Loan Documents by the Loan Parties, except for consents which shall have been obtained on or prior to the Closing Date.

     No Event of Default; Compliance with Interests. No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings to be made on the Closing Date under the Senior Loan Documents which constitutes an Event of Default or Potential Default. None of the Companies is in violation of (i) any term of any declaration of trust, charter, instrument, bylaw, similar or other organizational or governing document or (ii) any agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would constitute a Material Adverse Change.

     Patents, Licenses, Franchises, etc. The Companies own or possess all the material patents, trademarks, service marks, tradenames, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate their respective properties and to carry on their respective businesses as presently conducted and planned to be conducted by the Companies, without known conflict with the rights of others.

                            [Intentionally Omitted.]
                              ---------------------

     Proceeds. The Borrower will use the proceeds of the Loans only for lawful purposes in accordance with the second recital clause and not in contravention of any applicable Law, including the Investment Company Act, or any other provision hereof.

                            [Intentionally Omitted.]
                              ---------------------

     Insurance. Schedule 6.1(s) lists all insurance policies and other bonds to which any of the Companies is a party, all of which are valid and in full force and effect. No notice has been given or material claim made and no ground exists to cancel or avoid any of such policies or bonds or to reduce the coverage provided thereby. Such policies and bonds provide adequate coverage from reputable and financially sound insurers in amounts sufficient to insure the assets and risks of the Companies in accordance with prudent business practice in the industry of the Companies.

     Compliance with Laws. The Companies have complied in all respects with all applicable Laws, including federal and state securities laws and Section 17(a) of the Investment Company Act, in all jurisdictions in which any of the Companies is presently or will be doing business except where the failure to do so would not constitute a Material Adverse Change.

     Material Contracts. Schedule 6.1(u) lists all material contracts relating to the business operations of the Companies, which are required to be included under applicable Securities and Exchange Commission regulations, including, to the extent required under such regulations, all employee benefit plans, employment agreements, collective bargaining agreements and labor contracts (the "Labor Contracts"), all investment advisory contracts, investment counseling contracts, Section 12b-1 Plans, distribution agreements, and administrative service agreements and all leases and other contracts for $1,000,000 or more entered into in the ordinary course of business. All material contracts of each of the Companies are valid, binding and enforceable upon each of the parties thereto in accordance with their respective terms, and there is no default thereunder with respect to any of the Companies and, to the Borrower's knowledge, with respect to parties other than the Companies.

     Investment Companies. None of the Companies is an "investment company" registered or required to be registered under the Investment Company Act or under the "control" of an "investment company" as such terms are defined in the Investment Company Act and none of them shall become such an "investment company" or under such "control." Each Fund that constitutes an "investment company" is in compliance in all material respects with all requirements applicable to an "investment company" under the Investment Company Act.

     Solvency. Each of the Companies is, and after consummation of this Agreement and the other Senior Loan Documents and giving effect to all Indebtedness incurred hereby and thereby and the Liens granted by the Companies in connection herewith will be, Solvent, as determined as of the Closing Date.

                             Benefit Arrangements.
                              --------------------

     Neither the Borrower nor any member of the ERISA Group sponsors, maintains or otherwise contributes to, or has within the preceding five (5) year period sponsored, maintained or otherwise contributed to, a Defined Benefit Pension Plan or a Multiemployer Plan.

     The Borrower and each member of the ERISA Group are in compliance in all material respects with any applicable provisions of ERISA with respect to all Benefit Arrangements. There has been no Prohibited Transaction with respect to any Benefit Arrangement, or COBRA Violation, which could result in any material liability of the Borrower or any other member of the ERISA Group. With respect to each Benefit Arrangement that is a defined contribution plan, the Borrower and each member of the ERISA Group (A) have fulfilled in all material respects their obligations under the minimum funding standards of ERISA, if applicable, or contractual obligations to contribute to such plans, and (B) have not had asserted against them any penalty for failure to fulfill the minimum funding requirements of ERISA.

     To the extent that any Benefit Arrangement is insured, the Borrower and all members of the ERISA Group have paid when due all premiums required to be paid for all periods through and including the Closing Date. To the extent that any Benefit Arrangement is funded other than with insurance, the Borrower and all members of the ERISA Group have made when due all contributions required to be paid for all periods through and including the Closing Date.

     Employment Matters. Each of the Companies is in compliance with the Labor Contracts and all applicable federal, state and local labor and employment Laws, including those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, where the failure to comply would constitute a Material Adverse Change. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the Labor Contracts or current or threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of the Companies which in any case would constitute a Material Adverse Change.

     Environmental Matters. The Companies are in material compliance with all applicable Environmental Laws and have not received any Environmental Complaint from any Official Body or private person alleging that any of the Companies is a potentially responsible party, and the Borrower has no reason to believe that such an Environmental Complaint might be received.

     Existing Business. The Companies are currently engaged in the mutual fund, investment advisory, retirement plan servicing and financial services business.

                                 Updates to Schedules.

     Should any of the information or disclosures provided on any of the Schedules attached hereto become outdated or incorrect in any material respect, the Borrower shall promptly provide the Agent in writing with such revisions or updates to such Schedule as may be necessary or appropriate to update or correct the same; provided, unless any such Schedules have become outdated or incorrect in any material and adverse respect, the Borrower may provide such revisions or updates on a quarterly basis at the same time as the Borrower delivers its quarterly compliance certificate in accordance with Section 8.3(d); provided, further, that no Schedule that has become outdated or incorrect in any material and adverse respect shall be deemed to have been amended, modified or superseded by any such correction or update, nor shall any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such Schedule be deemed to have been cured thereby.

                                  CONDITIONS OF LENDING

     The obligation of each Bank to make Loans hereunder is subject to the performance by the Borrower of its obligations to be performed hereunder at or prior to making of any such Loans and to the satisfaction of the following further conditions:

                                     Closing Date.
            On the Closing Date:

     The representations and warranties of the Borrower contained in Article 6 shall be true and accurate on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein), and the Borrower shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default under this Agreement shall have occurred and be continuing or shall exist; and there shall be delivered to the Agent for the benefit of each Bank a certificate of the Borrower, dated the Closing Date and signed by the Chief Executive Officer, President, Chief Financial Officer, Treasurer or Principal Accounting Officer of the Borrower, to both such effects.

     There shall be delivered to the Agent for the benefit of each Bank a certificate dated the Closing Date and signed by the Secretary or an Assistant Secretary of each of the Companies, certifying as appropriate as to:

     all action taken by such Company in connection with this Agreement and the other Senior Loan Documents to which it is a party, as applicable;

     the names of the officer or officers authorized to sign this Agreement and the other Senior Loan Documents to which such Company is a party and the true signatures of such officer or officers and, in the case of the Borrower, specifying the Authorized Officers who are authorized to act on behalf of the Borrower for purposes of this Agreement and the true signatures of such officers, on which the Agent and each Bank may conclusively rely; and

     copies of its organizational documents, including its declaration of trust or articles of incorporation and bylaws or partnership agreement, as applicable, as in effect on the Closing Date certified by the appropriate state official where such documents are filed in a state office (or confirmation that there have been no changes in the organizational documents since the ones delivered in connection with the Existing Credit Agreement), together with certificates from the appropriate state officials as to the continued existence and good standing of each of the Companies in each state where organized or qualified to do business, provided such certifications of state officials shall not be required for Federated Asset Management GmbH, Federated International Holdings, BV, Federated International - Europe GmbH and Federated International Management, Ltd.

     The Revolving Credit Notes, the Swing Note, the Guaranty Agreement and the Intercompany Subordination Agreement shall have been duly executed and delivered to the Agent for the benefit of the Banks.

     There shall be delivered to the Agent, for the benefit of each Bank, a legal opinion of outside counsel reasonably acceptable to the Agent and its counsel (who may rely on the opinions of such other counsel as may be acceptable to the Agent), dated the Closing Date and in form and substance satisfactory to the Agent and its counsel addressing the matters set forth in Exhibit G.

     All legal details and proceedings in connection with the transactions contemplated by this Agreement and the other Senior Loan Documents shall be in form and substance satisfactory to the Banks and counsel for the Banks, and the Banks shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance satisfactory to the Banks and said counsel, as the Banks or said counsel may reasonably request.

     The Borrower shall pay or cause to be paid, to the extent not previously paid (i) to the Agent for its own account, all fees payable on or before the Closing Date as set forth in that certain letter dated January 2, 2002 and the costs and expenses for which the Agent is entitled to be reimbursed, (ii) to the Agent, for the account of the Banks (as defined in the Existing Credit
Agreement), all accrued interest (if any) and any other fees and expenses accrued pursuant to the Existing Credit Agreement and (iii) to the Agent for the account of the Banks all fees accrued through the Closing Date and the costs and expenses for which the Banks are entitled to be reimbursed pursuant to this Agreement.

     All material consents required to effectuate the transactions contemplated by the Senior Loan Documents shall have been obtained.

     There shall be no Material Adverse Change in the Historical Statements previously delivered to the Agent since the date of their preparation; since December 31, 2000, there shall be no Material Adverse Change; and there shall be delivered to the Agent, for the benefit of each Bank, a certificate dated the Closing Date and signed by the Chief Executive Officer, President, Chief Financial Officer, Treasurer or Principal Accounting Officer of the Borrower to each such effect.

     The making of the Loans shall not contravene any Law applicable to the Borrower or any of the Banks, and the Banks and the Agent shall have received all such certificates and documents in relation thereto as the Banks and the Agent and their respective counsel shall have reasonably requested.

     No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of this Agreement or the consummation of the transactions contemplated hereby or which, in the Agent's sole discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement or any of the other Senior Loan Documents.

     The Borrower shall deliver evidence acceptable to the Agent that adequate insurance in compliance with Section 8.1(c) is in full force and effect and that all premiums then due thereon have been paid, together with a certified copy of the Borrower's casualty insurance policy or policies evidencing coverage satisfactory to the Agent, with an additional insured endorsement in form and substance satisfactory to the Agent and its counsel naming the Agent as additional insured for the benefit of the Banks.

                                 Each Additional Loan.

     At the time of making any Loans (including conversions, renewals or terming out of existing Loans) or issuing, extending, amending or renewing any Letters of Credit other than Loans made or Letters of Credit issued on the Closing Date hereunder and after giving effect to the proposed borrowings: the representations and warranties contained in Article 6 and any certificates delivered by any of the Companies after the Closing Date shall be true on and as of the date of such additional Loan or additional, extended, amended or renewed Letter of Credit with the same effect as though such representations, warranties and certifications had been made on and as of such date (except representations, warranties and certifications which expressly relate solely to an earlier date or time, which representations, warranties and certifications shall be true and correct on and as of the specific dates or times referred to therein or made), and the Borrower shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default shall have occurred and be continuing or shall exist; the making of the Loans shall not contravene any Law applicable to the Borrower or any of the Banks; and the Borrower shall have delivered to the Agent a duly executed and completed Loan Request or application for a Letter of Credit as the case may be.

                                        COVENANTS

                                Affirmative Covenants.

     The Borrower covenants and agrees that until payment in full of the Loans and interest thereon, satisfaction of all of the Borrower's other obligations hereunder and termination of the Revolving Credit Commitments and the Swing Loan Commitment, it shall, unless otherwise consented to in writing by the Required Banks, comply at all times with the following affirmative covenants:

     Preservation of Existence, etc. The Borrower shall maintain, and shall cause each of its Subsidiaries to maintain, its existence and its license or qualification and good standing in each jurisdiction in which its ownership or lease of property or the nature of its business makes such license or qualification necessary, except as otherwise permitted in Section 8.2(j).

     Payment of Liabilities, Including Taxes, etc. The Borrower shall pay and discharge, and shall cause each of its Subsidiaries to pay and discharge, all liabilities to which it is subject or which are asserted against it, promptly as and when the same shall become due and payable, including all taxes, assessments and governmental charges upon it or any of its properties, assets, income or profits, prior to the date on which penalties attach thereto, except to the extent that such liabilities, including taxes, assessments or charges, are being contested in good faith and by appropriate and lawful proceedings diligently conducted and for which such reserve or other appropriate provisions, if any, as shall be required by GAAP shall have been made, but only to the extent that failure to discharge any such liabilities would not result in a Material Adverse Change; provided that the Borrower and each of its Subsidiaries will pay all such liabilities forthwith upon the commencement of proceedings to foreclose any Lien which may have attached as security therefor.

     Maintenance of Insurance. The Loan Parties shall maintain and shall cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, public liability and property damage insurance with respect to its business and properties and the business and properties of its Subsidiaries against loss or damage of the kinds customarily carried or maintained by Persons of established reputation engaged in similar businesses and in amounts acceptable to Agent and will deliver evidence thereof to Agent. The Loan Parties shall cause, pursuant to endorsements and assignments in form and substance reasonably satisfactory to Agent, Agent, for the benefit of Agent and Banks, to be named as additional insured in the case of all liability insurance.

     Maintenance of Properties and Leases. The Borrower shall maintain, and shall cause each of its Subsidiaries to maintain, in good repair, working order and condition (ordinary wear and tear excepted) in accordance with the general practice of other businesses of similar character and size, all of those properties useful or necessary to its business, and from time to time the Borrower shall make, and shall cause each Subsidiary to make, all appropriate repairs, renewals or replacements thereof.

     Visitation Rights. The Borrower shall permit, and shall cause each of its Subsidiaries to permit, any of the officers or authorized employees or representatives of any of the Banks to visit and inspect any of its properties and to examine and make excerpts from its books and records and discuss its business affairs, finances and accounts with its officers, all in such reasonable detail and at such reasonable times and as often as any of the Banks may reasonably request, subject to the provisions of Section 11.12, provided that, unless an Event of Default or Potential Default has occurred and is continuing, each Bank shall provide the Borrower and the Agent with reasonable notice prior to any visit or inspection. In the event any Bank desires to visit or inspect any of the Companies as permitted in the preceding sentence, such Bank shall make a reasonable effort to conduct such visit or inspection contemporaneously with any visit or inspection to be performed by the Agent.

     Keeping of Records and Books of Account. The Borrower shall maintain and keep, and shall cause each of its Subsidiaries to maintain and keep, proper books of record and account which enable the Borrower and its Subsidiaries to issue financial statements in accordance with GAAP and as otherwise required by applicable Laws of any Official Body having jurisdiction over the Borrower or any Subsidiary, and in which full, true and correct entries shall be made in all material respects of all its dealings and business and financial affairs.

     Maintenance of Patents, Trademarks, etc. The Borrower shall maintain, and shall cause each of its Subsidiaries to maintain, in full force and effect, all patents, trademarks, tradenames, copyrights, licenses, franchises, permits and other authorizations necessary for the ownership and operation of its properties and business if the failure so to maintain the same would constitute a Material Adverse Change.

     Benefit Arrangements. The Borrower shall, and shall cause each member of the ERISA Group to, comply with ERISA, the Internal Revenue Code and other applicable Laws applicable to Benefit Arrangements except where such failure, alone or in conjunction with any other failure, would not result in a Material Adverse Change. Without limiting the generality of the foregoing, the Borrower shall cause Benefit Arrangements which are defined contribution plans maintained by the Borrower or any member of the ERISA Group to be funded in accordance with the minimum funding requirements of ERISA and shall make, and cause each member of the ERISA Group to make, in a timely manner, all contributions due to Benefit Arrangements.

     Compliance with Laws. The Borrower shall comply, and shall cause each of its Subsidiaries to comply, with all applicable Laws, including all Environmental Laws, in all respects, including the Investment Company Act, provided that it shall not be deemed to be a violation of this Section 8.1(i) as the result of any failure to comply with any Law if such failure to comply would not result in fines, penalties, other similar liabilities or injunctive relief which in the aggregate would constitute a Material Adverse Change.

     Ownership of Subsidiaries. Except (i) with respect to Passport, Investlink and Federated Asset Management GmbH in each of which at least 50% ownership is maintained, and (ii) as permitted pursuant to Section 8.2(k) or, with respect to Subsidiaries created or acquired in the future, Section 8.2(h)(iii), the Borrower shall keep and maintain 100% ownership and control of each of its Subsidiaries.

     Use of Proceeds. The Borrower will use the proceeds of the Loans only for lawful purposes in accordance with the second recital clause and such uses shall not contravene any applicable Law, including the Investment Company Act, or any other provision hereof.

     New Subsidiaries. The Borrower shall cause each Subsidiary created or acquired by any of the Companies after the date hereof to enter into the Intercompany Subordination Agreement and (other than Foreign Subsidiaries or less than wholly-owned Subsidiaries over which the Borrower does not maintain control as permitted by Section 8.2(h)(iii)(B)) the Guaranty Agreement and shall cause to be delivered a legal opinion of such outside counsel reasonably acceptable to the Agent and its counsel in form and substance satisfactory to the Agent and its counsel as to the matters set forth on Exhibit H.

                                  Negative Covenants.

     The Borrower covenants and agrees that until payment in full of the Loans and interest thereon, satisfaction of all of the Borrower's other obligations hereunder and termination of the Revolving Credit Commitments and the Swing Loan Commitment, it shall, unless otherwise consented to in writing by the Required Banks, comply with the following negative covenants:

     Minimum Consolidated EBITDA. The Borrower shall not permit Consolidated EBITDA as of the end of each fiscal quarter for the four (4) fiscal quarters then ended to be less than $200,000,000.

     Minimum Interest Coverage Ratio. The Borrower shall not permit the ratio of Consolidated EBITDA to consolidated interest expense of the Borrower and its Consolidated Subsidiaries as of the end of each fiscal quarter for the four (4) fiscal quarters then ended to be less than 4.0 to 1.0.

     Maximum Leverage Ratio . The Borrower shall not permit the Leverage Ratio as of the end of each fiscal quarter beginning with the fiscal quarter ended December 31, 2001 to exceed 2.0 to 1.0.

                             Intentionally omitted.
                             ---------------------

     Indebtedness. The Borrower shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Indebtedness, except:

     Indebtedness under the Senior Loan Documents;

                             Intentionally omitted;

     Indebtedness pursuant to capitalized leases made under usual and customary terms in the ordinary course of business and Indebtedness secured solely by Purchase Money Security Interests not exceeding in the case of any Indebtedness under this clause (iii) at any one time in the aggregate $30,000,000;

     existing Indebtedness as set forth on Schedule 8.2(e) (including any extensions or renewals thereof, provided there is no increase in the principal amount thereof as of the Closing Date unless otherwise specified on Schedule 8.2(e));

     intercompany Indebtedness which is subordinated to the Loans pursuant to the Intercompany Subordination Agreement,

     any short-term Indebtedness under securities clearing arrangements secured by or for which marketable securities and related cash balances with customary loan-to-value ratios are available to repay such Indebtedness;

     unsecured Indebtedness assumed in connection with an acquisition permitted by Section 8.2(j)(iii);

     unsecured Indebtedness (in addition to Indebtedness permitted above or below) not to exceed at any one time in the aggregate $25,000,000; or

     unsecured Indebtedness (in addition to Indebtedness permitted above) in an aggregate principal amount not to exceed at any time $200,000,000 in the aggregate; provided that (i) such Indebtedness is subordinated to the Indebtedness in favor of the Agent and the Banks under this Agreement and the Notes; (ii) the terms and provisions of such Indebtedness are no more restrictive than the terms and provisions of this Agreement as determined by the Agent in its reasonable discretion; and (iii) without the prior written consent of the Required Banks, no payments of principal on such Indebtedness shall be permitted during the term of this Agreement.

     Liens. The Borrower shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Lien on any of its property or assets, tangible or intangible, now owned or hereafter acquired, or agree to become liable to do so, except Permitted Liens.

     Guaranties. The Borrower shall not, and shall not permit any of its Subsidiaries to, at any time directly or indirectly, become or be liable in respect of any Guaranty, or assume, guaranty, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other person, except (i) pursuant to the Guaranty Agreement and (ii) the guarantee by the Companies of obligations of the Subsidiaries of the Borrower (other than any Subsidiary which is not wholly owned) to third parties, which obligations are incurred in the ordinary course of such Subsidiaries' business consistent with industry practice and not otherwise forbidden by this Agreement; provided that, except for Limited Investments, in no event shall the Borrower or its Subsidiaries become or be liable in respect of any Guaranty, or assume, guarantee, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of the Special Purpose Subsidiaries.

     Loans and Investments. The Borrower shall not, and shall not permit any of its Subsidiaries to, at any time make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interest (whether general or limited) in, or any other investment or interest in, or make any capital contribution to, any other person, or agree, become or remain liable to do any of the foregoing, except:

     loans and investments as set forth on Schedule 8.2(h) (including any extensions or renewals thereof, provided there is no increase in the principal amount thereof as of the Closing Date unless otherwise specified on Schedule 8.2(h));

     investments in wholly owned Subsidiaries existing on the date hereof and wholly owned Subsidiaries hereafter created or acquired, provided the Borrower and each of its Subsidiaries shall comply with the requirements of Section 8.1(l);

     investments in (A) Subsidiaries, which are less than wholly owned, but over which the Borrower maintains control, and (B) corporate entities in which the Borrower does not maintain control but for which none of the Companies has any liability greater than its initial investment in such entity and where the activities in which such entity engages are consistent with the activities set forth in Section 6.1(aa), provided, that the investments permitted by clause (B) of this Section 8.2(h)(iii) shall not exceed $50,000,000;

     intercompany loans which are subordinated to the Loans pursuant to the Intercompany Subordination Agreement,

     trade credit extended, and loans and advances extended to subcontractors or suppliers, under usual and customary terms in the ordinary course of business;

     advances to employees to meet expenses incurred by such employees in the ordinary course of business;

     Permitted Investments;

     loans, advances and investments in Subsidiaries existing on the date hereof; and

     Limited Investments in the Special Purpose Subsidiaries so long as the Limited Investments in all Special Purpose Subsidiaries do not exceed $500,000 in the aggregate.

     Dividends and Related Distributions. The Borrower shall not make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of any shares of the capital stock of the Borrower (including the Preferred Shares and the Common Shares), or on account of the purchase, redemption, retirement or acquisition of any shares of the capital stock (or warrants, options or rights therefor) of the Borrower, nor permit any such action to be taken indirectly by any of its Subsidiaries, except:

                            [intentionally omitted];

     in addition to repurchases of Class B Shares permitted pursuant to Section 8.2(i)(iv) below, so long as no Event of Default or Potential Default has occurred and is continuing, the Borrower may repurchase not in excess of (a) from and after January 1, 2001 through the term of the Agreement, primarily on a public stock exchange and in accordance with any stock repurchase plan authorized by the Borrower's Board of Directors from time to time, up to $125,000,000 of Class B Shares, and (b) during the term of this Agreement, $5,000,000 of Restricted Stock;

     any Subsidiary which is less than wholly owned may make distributions as permitted under its organizational documents; and

     during the Borrower's fiscal year 2002 and thereafter, so long as (A) no Event of Default or Potential Default has occurred and is continuing, and (B) the Borrower is in compliance with Section 8.2(a), in the case of both clauses
(A) and (B) after giving effect to any such dividend or stock repurchase payment, the Borrower may (1) make dividend payments with respect to the Common Shares and in an amount not to exceed, and (2) in addition to repurchases of Class B Shares permitted pursuant to Section 8.2(i)(ii) above, repurchase Class B Shares for an amount not to exceed, in any fiscal year on a cumulative basis for clauses (1) and (2), 50% of any net income (or minus 100% of any net loss) of the Borrower and its Subsidiaries from January 1, 2000 through the date of payment.

     Liquidations, Mergers, Consolidations and Acquisitions. The Borrower shall not, and shall not permit any of its Subsidiaries to, dissolve or liquidate or wind-up its affairs, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock of any other person, except:

                            [Intentionally omitted];

     any Guarantor (other than the Borrower) may liquidate into, merge or consolidate with a wholly owned Guarantor (other than the Borrower) and any wholly owned Subsidiary which is not a Guarantor may liquidate into, merge or consolidate with a wholly owned Subsidiary (so long as if the entity into which any wholly-owned Subsidiary which is not a Guarantor is liquidating, merging or consolidating is a Guarantor, it continues to be a Guarantor after the liquidation, merger or consolidation); and

     the Borrower or another Consolidated Subsidiary may effect an acquisition of the capital stock or assets (tangible or intangible) of another person or persons, so long as (A) such person is a company which engages in the mutual fund, investment advisory, retirement plan servicing or financial services business or a business related or ancillary to any of the foregoing, (B) if such person is a public company, the acquisition is not hostile and (C) after giving effect to such acquisition, no Event of Default or Potential Default shall exist or be continuing and ten (10) days after the consummation of such acquisition, the Borrower shall have provided to the Agent and the Banks pro forma financial statements for the Borrower and the Consolidated Subsidiaries, after giving effect to such acquisition, demonstrating such compliance.

     Dispositions of Assets or Subsidiaries. The Borrower shall not, and shall not permit any of its Subsidiaries to, sell, convey, assign, lease, abandon or otherwise transfer or dispose of, voluntarily or involuntarily, any of its properties or assets, tangible or intangible (including sale, assignment, discount or other disposition of accounts, contract rights, chattel paper, equipment or general intangibles with or without recourse or of capital stock, shares of beneficial interest or partnership interests of a Subsidiary), except:

     any sale, transfer or lease of assets by the Borrower or any wholly owned Subsidiary to the Borrower or any other wholly owned Guarantor and any sale or transfer of Designated Assets by a Subsidiary of the Borrower to another Subsidiary of the Borrower followed by an immediate transfer to a Special Purpose Subsidiary, in connection with a securitization or other receivables sale transaction so long as such transaction is non-recourse to any of the Companies or any Special Purpose Subsidiary (except for customary recourse provisions, including recourse to the Designated Assets being sold or transferred);

     any sale, transfer or lease of assets which are no longer necessary or required in the conduct of the Borrower's or any Subsidiary's business resulting in after-tax proceeds (net of reasonable and customary expenses in connection with such sale, transfer or lease) not exceeding in the aggregate $10,000,000 in any fiscal year;

     any sale, transfer or lease of assets in the ordinary course of business which are replaced by substitute assets;

     any sale or transfer of all of the capital stock or substantially all of the assets of one or more Subsidiaries of the Borrower so long as, in any fiscal year, (A) the assets of such sold or transferred Subsidiaries do not exceed 5% of the total assets of the Borrower and the Consolidated Subsidiaries or (B) no more than 5% of Consolidated EBITDA is attributable to such sold or transferred Subsidiaries, in the case of clause (A), determined as of the most recent fiscal quarter ending prior to such disposition and, in the case of clause (B), determined as of the most recent four (4) fiscal quarters ending prior to such disposition; and

     any sale, transfer or lease of assets, other than those specifically excepted pursuant to clauses (i) through (iv) above, which is approved by the Required Banks.

     The Agent is expressly authorized by the Banks to release any Guarantor from the Guaranty Agreement and any Subsidiary of the Borrower from the Intercompany Subordination Agreement if (A) its capital stock or substantially all of the assets are sold or transferred in accordance with Section 8.2(k)(iv) or (v) above or (B) it is liquidated in accordance with Section 8.2(j)(ii).

     Self-Dealing. The Borrower shall not, and shall not permit any of its Subsidiaries to, enter into or carry out any transaction (including purchasing property or services from or selling property or services to any Affiliate or other person), except upon arm's-length terms and conditions and in accordance with all applicable Law (including the Investment Company Act) provided that the foregoing requirements regarding arms-length terms and conditions shall not be applicable to transactions (i) permitted in the Shareholder Rights Agreement or
(ii) between or among the Borrower or any Subsidiaries over which the Borrower maintains control.

     Benefit Arrangements. The Borrower shall not, and shall not permit any of its Subsidiaries or member of the ERISA Group to:

     fail to satisfy the minimum funding requirements of ERISA and the Internal Revenue Code with respect to any Benefit Arrangement which is a money purchase pension plan;

     request a minimum funding waiver from the IRS with respect to any Benefit Arrangement which is a money purchase pension plan;

     engage in a Prohibited Transaction with any Benefit Arrangement which, alone or in conjunction with any other circumstances or set of circumstances resulting in liability under ERISA, would constitute a Material Adverse Change;

     commit a COBRA Violation which would constitute a Material Adverse Change;

     fail to give any and all notices and make all disclosures and governmental filings required under ERISA or the Internal Revenue Code, where such failure is likely to result in a Material Adverse Change; or

     adopt a Defined Benefit Pension Plan or adopt, or otherwise agree to contribute to, a Multiemployer Plan or a Multiple Employer Plan, provided that members of the Controlled Group other than the Companies may incur obligations under Defined Benefit Pension Plans so long as the total "benefit liabilities" as defined in Section 4001(a)(16) of ERISA under such Defined Benefit Pension Plans do not at any time exceed $1,000,000.

                            [Intentionally omitted]

                            [Intentionally omitted]

     Continuation of or Change in Business. The enterprises represented by the Companies taken as a whole shall continue to engage in their respective businesses substantially as conducted and operated by the Companies during the present fiscal year, and the Borrower shall not permit any material change in such businesses (i.e., the mutual fund, investment advisory, retirement plan servicing and financial services business, and the business of Federated Bank, as such businesses now exist or may exist in the future), either directly or indirectly (including by means of loans and investments), and any change must be in accordance with all applicable Law (including the Investment Company Act); provided, that the only activities in which the Special Purpose Subsidiaries shall be permitted to engage are to finance broker commissions with respect to the sale of proprietary or private label mutual funds administered or distributed by the Companies and to hold stock of other Special Purpose Subsidiaries, provided the Special Purpose Subsidiaries shall not enter into any agreements which permit any cross-defaults with any of the Senior Loan Documents and the Limited Investments in the Special Purpose Subsidiaries by the Companies are not greater than $500,000 in the aggregate; and

     the Borrower, FII Holdings, Inc. and Federated Services Company shall not become registered as investment advisers or broker-dealers.

                            [Intentionally omitted]
                              ---------------------

                            [Intentionally omitted]
                              ---------------------

     Changes in Other Documents. The Borrower shall not amend or modify any provisions of the Shareholder Rights Agreement, its organizational documents (including Articles of Incorporation and Bylaws) or any related agreement, document or instrument, without providing at least fifteen (15) Business Days' prior written notice to the Agent and, in the event such change would be adverse to the Banks as determined by the Agent in its sole discretion, obtaining the prior written consent of the Required Banks. Notwithstanding the foregoing, the Borrower may exercise its right to unilaterally terminate the Shareholder Rights Agreement, without providing any prior written notice or obtaining any prior written consent but the Borrower shall notify the Agent at such time of any termination.

     Intercompany Transactions. The Borrower shall not permit there to be any restriction on the dividends payable by its Subsidiaries except as otherwise required by Law or this Agreement. The Borrower shall not permit there to be any intercompany debt owing by the Borrower to its Subsidiaries unless such debt is subordinated to the Loans pursuant to the Intercompany Subordination Agreement. Except as permitted in Section 8.2(h), no existing business or assets of the Companies shall be transferred or otherwise diverted to or used for the benefit of Subsidiaries which are not wholly owned.

     Change in Ownership. The Borrower shall not permit any change in the ownership of the Class A Shares except transfers of the Class A Shares may be made among the officers, directors and employees of the Borrower and its Subsidiaries and their respective family and affiliates.

                            [Intentionally omitted]
                              ---------------------

     Fiscal Year and Accounting Methods. The Borrower shall not, and shall not permit any of its Subsidiaries to, (i) change its fiscal year from the twelve
(12) month period beginning January 1 and ending December 31 or (ii) change from the accrual method of accounting.

                                Reporting Requirements.

     The Borrower covenants and agrees that until payment in full of the Loans and interest thereon, satisfaction of all of the Borrower's other obligations hereunder and termination of the Revolving Credit Commitments and the Swing Loan Commitment, it will furnish or cause to be furnished to the Agent and each of the Banks:

                            [Intentionally omitted]
                              ---------------------

     Quarterly Financial Statements. As soon as available and in any event within forty-five (45) days after the end of the first three (3) fiscal quarters in each fiscal year, its operations report, including, at a minimum, consolidated financial statements of the Borrower and its Consolidated Subsidiaries consisting of a consolidated balance sheet as of the end of such fiscal quarter and related consolidated statement of operations, retained earnings and cash flows for the fiscal quarter then ended and the fiscal year through that date, all in reasonable detail and certified (subject to normal year-end audit adjustments) by the Chief Executive Officer, President, Chief Financial Officer, Treasurer or Principal Accounting Officer of the Borrower as having been prepared in accordance with GAAP, consistently applied, and setting forth in comparative form the respective financial statements for the corresponding date and periods in the previous fiscal year.

     Annual Financial Statements. As soon as available and in any event within ninety (90) days after the end of each fiscal year of the Borrower, financial statements of the Borrower and its Consolidated Subsidiaries consisting of consolidated and consolidating balance sheets as of the end of such fiscal year, and related consolidated and consolidating statement of operations, consolidated stockholders' equity, consolidated statement of retained earnings and consolidated statement of cash flow for the fiscal year then ended, all in reasonable detail and setting forth in comparative form the financial statements as of the end of and for the preceding fiscal year, and (in the case of the consolidated financial statements only) certified by Ernst & Young LLP or another independent certified public accountant of nationally recognized standing satisfactory to the Required Banks. Notwithstanding the foregoing, the consolidating statements described in the foregoing sentence shall only be required if requested by the Agent. The certificate or report of accountants shall be free of qualifications (other than (A) any consistency qualification, or (B) any qualification relating to an inconsistency with GAAP, that may result from a change in the method used to prepare Borrower's financial statements as to which such accountants concur) and shall not indicate the occurrence or existence of any event, condition or contingency which would materially impair the prospect of payment or performance of any covenant, agreement or duty of the Borrower under any of the Senior Loan Documents, together with a letter of such accountants substantially to the effect that based upon their ordinary and customary examination of the affairs of the Borrower, performed in connection with the preparation of such consolidated financial statements, and in accordance with generally accepted auditing standards, they are not aware of the existence of any condition or event which constitutes or would, upon notice or lapse of time, or both, constitute an Event of Default or, if they are aware of such condition or event, stating the nature thereof and confirming the Borrower's calculations with respect to the certificate to be delivered pursuant to Section 8.3(d) with respect to such financial statements.

     Certificate of the Borrower. Concurrently with the financial statements of the Borrower furnished to the Agent and to the Banks pursuant to Sections 8.3(b) and 8.3(c), a certificate of the Borrower signed by the Chief Executive Officer, President, Chief Financial Officer, Treasurer or Principal Accounting Officer of the Borrower, in the form of Exhibit I, to the effect that, except as described pursuant to Section 8.3(e), (i) the representations and warranties of the Borrower contained in Article 6 and any certifications delivered by any of the Companies after the Closing Date are true on and as of the date of such certificate with the same effect as though such representations, warranties and certifications had been made on and as of such date (except representations, warranties and certifications which expressly relate solely to an earlier date or time) and the Borrower has performed and complied with all covenants and conditions hereof, (ii) no Event of Default or Potential Default exists and is continuing on the date of such certificate and (iii) containing calculations in sufficient detail to demonstrate the Leverage Ratio and compliance as of the date of the financial statements with the covenants contained in Section 8.1(l) and Sections 8.2(a), (b), (c), (h), (i), (j), (k) and (u).

     Notice of Default. Promptly after the Borrower has learned of the occurrence of an Event of Default, Potential Default or Material Adverse Change, a certificate signed by the Borrower's Chief Executive Officer, President, Chief Financial Officer, Treasurer or Principal Accounting Officer setting forth the details of such Event of Default, Potential Default or Material Adverse Change and the action which the Borrower proposes to take with respect thereto.

     Notice of Litigation. Promptly after the commencement thereof, notice of all actions, suits, proceedings or investigations before or by any Official Body or any other person against any of the Companies or any of the Funds, involves a claim or series of claims of $5,000,000 or more or which if adversely determined would constitute a Material Adverse Change.

     Certain Events. Written notice to the Agent of (i) any sale or other transfer of assets as permitted under subsections (i), (ii), (iii) or (iv) of
Section 8.2(k), (ii) any merger, acquisition, consolidation or liquidation permitted under Section 8.2(j), (iii) any change in the ownership or management of the Borrower permitted under Section 8.2(u), (iv) the creation or acquisition of any new Subsidiaries or investment in any other corporate entity, such notice to be delivered to the Agent within five (5) Business Days after occurrence of such event or consummation of such transaction(s), and in the case of the creation or acquisition of a new Subsidiary or investment in any other corporate entity, accompanied by the items specified in Section 8.1 to be delivered within thirty (30) calendar days after the creation or acquisition of a new Subsidiary or investment in any other corporate entity, and (v) any amendment to the declaration of trust, certificate or articles of incorporation, bylaws, partnership agreement or other organizational documents of any of the Companies or the use by any of the Companies of any fictitious name, it being understood that any such amendments require at least ten (10) Business Days' prior notice to the Agent and may in some cases, including any amendment to the Articles of Incorporation of the Borrower which the Agent has determined would be adverse to the Banks pursuant to Section 8.2(s), require the prior written consent of the Required Banks.

     Other Notices, Reports and Information. Promptly upon their becoming available to the Borrower, (i) any material and adverse reports including management letters submitted to any of the Companies by independent accountants in connection with any annual, interim or special audit, (ii) any reports or notices distributed by any of the Companies to its shareholders and not filed with the Securities and Exchange Commission, on a date no later than the date supplied to the shareholders, (iii) upon request, periodic reports filed by any of the Companies with the Securities and Exchange Commission, (iv) periodic reports of examination by the Securities and Exchange Commission or the National Association of Securities Dealers, Inc. of any of the Companies which could reasonably be expected to result in a Material Adverse Change and any responses thereto, (v) any Revenue Agent's Report and accompanying Statement of Income Tax Examination Changes and any notice of assessment or deficiency by the IRS which could reasonably be expected to result in a Material Adverse Change, and (vi) such other reports and information as the Banks may from time to time reasonably request. The Borrower shall also notify the Banks promptly of the enactment of any legislation or adoption of any Law which may result in a Material Adverse Change.

     Notices Regarding Benefit Arrangements. Promptly upon becoming aware of the occurrence thereof, notice (including the nature of the event and, when known, any action taken or threatened by the IRS with respect thereto) of any Prohibited Transaction which could subject the Borrower or any member of the ERISA Group to a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Internal Revenue Code in connection with any Defined Benefit Pension Plan, Benefit Arrangement or any trust created thereunder.

     Financial Statements Regarding the Special Purpose Subsidiaries. Upon the request of the Agent, at the same time that the Borrower provides the quarterly financial statements required under Section 8.3(b) for the Borrower and its Consolidated Subsidiaries, it shall also provide quarterly financial statements of the type required by Section 8.3(b) for the Special Purpose Subsidiaries. Upon the request of the Agent, at the same time that the Borrower provides the annual financial statements required under Section 8.3(c) for the Borrower and its Consolidated Subsidiaries, it shall also provide consolidated and consolidating annual financial statements, of the type required by Section 8.3(c), for the Borrower, its Consolidated Subsidiaries and the Special Purpose Subsidiaries.

     Notices Regarding Special Purpose Subsidiaries. Within five (5) Business Days after the creation of any new Special Purpose Subsidiary, the Borrower shall provide written notice to the Agent of the creation of any new Special Purpose Subsidiary, accompanied by the declaration of trust, certificate or articles of incorporation, bylaws or other organizational documents of the new Special Purpose Subsidiary.

                                         DEFAULT
                                  Events of Default.

     An Event of Default shall mean the occurrence or existence of any one or more of the following events or conditions (whatever the reason therefor and whether voluntary, involuntary or effected by operation of Law):

     The Borrower shall (i) fail to pay any principal of any Loan (including scheduled installments, mandatory prepayments or the payment due at maturity) or
(ii) fail to pay any interest on any Loan or any other amount owing thereunder or hereunder within five (5) Business Days after such interest or other amount becomes due in accordance with the terms thereof or hereof; or

     Any representation or warranty made at any time by the Borrower herein or by the Borrower or any other Loan Party in any other Senior Loan Document, or in any certificate, other instrument or statement furnished pursuant to the provisions hereof or thereof, shall prove to have been false or misleading in any material respect as of the time it was made or furnished; or

     The Borrower shall default in the observance or performance of any covenant, condition or provision hereof or of any other Senior Loan Document and such default shall continue unremedied for a period of fifteen (15) Business Days after written notice thereof is given to the Borrower by the Agent at the request of any Bank (such grace period to be applicable only in the event such default can be remedied by corrective action of the Borrower as determined by the Agent in its sole discretion); provided no grace period shall apply to defaults in the observance or performance of Sections 8.2(a),(b),(c), (i), (j),
(k), (p), (u) or Section 8.3(e); or

     The Borrower or any other Loan Party shall default in the observance or performance of any covenant, condition or provision hereof or of any other Senior Loan Document and such default shall continue unremedied for a period of fifteen (15) Business Days after the Borrower or any other Loan Party becomes aware of the occurrence thereof (such grace period to be applicable only in the event such default can be remedied by corrective action of the Borrower or any other Loan Party as determined by the Agent in its sole discretion); provided no grace period shall apply to defaults in the observance or performance of Sections 8.2(a), (b), (c), (i), (j), (k), (p), (u) or Section 8.3(e); or

     A default or event of default shall occur at any time under the terms of any Indebtedness (if any) of any of the Companies (other than under this Agreement and the Notes), or all or any part of such Indebtedness shall not be paid when due, and such default or event of default or non-payment continues unremedied for fifteen (15) Business Days after any of the Companies becomes aware thereof; provided no grace period hereunder shall apply in any event where such default, event of default or nonpayment permits the holder of any such Indebtedness of the Companies to accelerate such Indebtedness; or

     Any final judgment(s) for the payment of money in excess of $10,000,000 in the aggregate shall be entered against any of the Companies by a court having jurisdiction in the premises, which judgment(s) are not discharged, vacated, bonded or stayed pending appeal within a period of thirty (30) days from the date of entry; or

     Any of the Senior Loan Documents shall cease to be legal, valid and binding agreements enforceable against any Loan Party executing the same or such Loan Party's heirs, representatives, successors and assigns (as permitted under the Senior Loan Documents) in accordance with the respective terms thereof or shall in any way be terminated (except in accordance with its terms) or become or be declared ineffective or inoperative or shall in any way be challenged or contested by any Loan Party or cease to give or provide the rights, titles, interests, remedies, powers or privileges intended to be created thereby; or

     Within a period of twelve (12) consecutive calendar months, individuals who were directors of the Borrower on the first day of such period shall cease to constitute a majority of the board of directors of the Borrower other than as a result of death, voluntary resignation or retirement.

     A proceeding shall have been instituted in a court having jurisdiction in the premises seeking a decree or order for relief in respect of any of the Companies in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar Law now or hereafter in effect, or a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any of the Companies shall have been appointed (pursuant to a proceeding or otherwise) or for any substantial part of its property, or for the winding-up or liquidation of its affairs, and such proceeding shall remain undismissed or unstayed and in effect for a period of thirty (30) consecutive days or such court shall enter a decree or order granting any of the relief sought in such proceeding; or

     Any of the Companies shall commence a voluntary case under any applicable bankruptcy, insolvency, reorganization or other similar Law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such Law, or shall consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or other similar official) of itself or for any substantial part of its property (other than voluntary liquidations permitted under Section 8.2(j)) or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action in furtherance of any of the foregoing.

                           Consequences of Event of Default.

     If an Event of Default  specified  under  subsections  (a)  through  (h) of
Section 9.1 shall occur and be continuing, no Bank shall have any further obligation to make Loans hereunder and the Agent, upon the request of the Required Banks, shall by written notice to the Borrower take any or all of the following actions: (i) terminate the Commitments, (ii) declare the unpaid principal amount of the Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness (including the stated amount of all outstanding Letters of Credit of the Borrower to the Banks hereunder and thereunder to be forthwith due and payable, and the same shall thereupon become and be immediately due and payable to the Agent for the benefit of each Bank, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and (iii) require the Borrower to, and Borrower shall thereupon, deposit in a non-interest bearing account with the Agent, as cash collateral for its obligations under the Senior Loan Documents, an amount equal to the maximum amount currently or at any time thereafter available to be drawn on all outstanding Letters of Credit, and the Borrower hereby pledges to the Agent and the Banks, and grants to the Agent and the Banks a security interest in, all such cash as security for such obligations, provided that upon the earlier of (x) the curing of all existing Events of Default to the satisfaction  of the  Required  Banks  and (y)  payment  in  full of the  Loans, satisfaction of all of the Borrower's other obligations hereunder and termination of the Commitments, the Agent shall return such cash collateral to the Borrower; and

     If an Event of Default  specified  under  subsections (i) or (j) of Section
9.1 shall occur, the Banks shall have no further obligation to make Loans hereunder, the Commitments shall without any further action terminate and the unpaid principal amount of the Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness (including the stated amount of all outstanding Letters of Credit) of the Borrower to the Banks hereunder and thereunder shall be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived; and

     In case an Event of Default shall occur and be continuing, any Bank to whom any obligation is owed by the Borrower hereunder or under any other Senior Loan Document or any participant of such Bank which has agreed in writing to be bound by the provisions of Section 10.14 and any branch, subsidiary or affiliate of such Bank or participant anywhere in the world shall have the right, in addition to all other rights and remedies available to it, without notice to the Borrower, to set off against and apply to the then unpaid balance of all the Loans and all other obligations of the Borrower hereunder or under any other Senior Loan Document any debt owing to, and any other funds held in any manner for the account of, the Borrower by such Bank or participant or by such branch, subsidiary or affiliate, including all funds in all deposit accounts (whether time or demand, general or special, provisionally credited or finally credited, or otherwise) now or hereafter maintained by the Borrower for its own account (but not including funds held in custodian or trust accounts) with such Bank or participant or such branch, subsidiary or affiliate. Such right shall exist whether or not any Bank or the Agent shall have made any demand under this Agreement or any other Senior Loan Document, whether or not such debt owing to or funds held for the account of the Borrower is or are matured or unmatured and regardless of the existence or adequacy of any collateral, guaranty or any other security, right or remedy available to any Bank or the Agent; and

     In case an Event of Default shall occur and be continuing, and whether or not the Agent shall have accelerated the maturity of the Loans of the Borrower pursuant to any of the foregoing provisions of this Section 9.2, the Agent on behalf of the Banks may proceed to protect and enforce its rights by suit in equity, action at law and/or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Agreement or the Notes, including as permitted by applicable Law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of the Agent on behalf of the Banks; and

     From and after the date on which the Agent has taken any action pursuant to this Section 9.2 and until all obligations of the Borrower hereunder have been paid in full, any and all payments or other collections received hereunder or under other Senior Loan Documents shall be applied as follows:

     first, to reimburse the Agent and the Banks for out-of-pocket costs, expenses and disbursements, including reasonable attorneys' fees and legal expenses, incurred by the Agent or the Banks in connection with collection of any obligations of the Borrower under any of the Senior Loan Documents;

     second, to the repayment of all Indebtedness then due and unpaid of the Borrower to the Banks incurred under this Agreement or any of the Senior Loan Documents, whether of principal, interest, fees, expenses or otherwise, in such manner as the Agent may determine in its discretion, subject to the provisions of Section 5.2; and

     the balance, if any, as required by Law.

     In addition to all of the rights and remedies contained in this Agreement or in any of the other Senior Loan Documents, the Agent shall have all of the rights and remedies under applicable Law, all of which rights and remedies shall be cumulative and non-exclusive, to the extent permitted by Law. The Agent may, and upon the request of the Required Banks shall, exercise all post-default rights granted to the Agent and the Banks under the Senior Loan Documents or applicable Law.

                                    THE AGENT

                                  Appointment.

     Each Bank hereby irrevocably designates, appoints and authorizes PNC to act as Agent for such Bank under this Agreement to execute and deliver or accept on behalf of each of the Banks the other Senior Loan Documents. Each Bank hereby irrevocably authorizes, and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize, the Agent to take such action on behalf of such Bank and such holder under the provisions of this Agreement and the other Senior Loan Documents and any other instruments and agreements referred to herein, and to exercise such powers and to perform such duties hereunder as are specifically delegated to or required of the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. PNC agrees to act as the Agent on behalf of the Banks to the extent provided in this Agreement.

                              Delegation of Duties.

     The Agent may perform any of its duties hereunder by or through agents or employees (provided such delegation is exercised with reasonable care and does not constitute a relinquishment of its duties as Agent) and, subject to Sections 10.5, 10.6 and 10.7, shall be entitled to engage and pay for the advice or services of any attorneys, accountants or other experts concerning all matters pertaining to its duties hereunder and to rely upon any advice so obtained, provided reasonable care is used in the selection of the foregoing experts.

               Nature of Duties; Independent Credit Investigation.

     The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Senior Loan Documents and no implied covenants, functions, responsibilities, duties, obligations, or liabilities shall be read into this Agreement or shall otherwise exist. The duties of the Agent shall be mechanical and administrative in nature and shall include the duty to provide to each Bank an executed original of such Bank's Revolving Credit Note and an executed original of this Agreement and a copy of the other Senior Loan Documents; the Agent shall not have by reason of this Agreement a fiduciary or trust relationship in respect of any Bank; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement except as expressly set forth herein. Each Bank expressly acknowledges (i) that the Agent has not made any representations or warranties to it and that no act by the Agent hereafter taken, including any review of the affairs of the Borrower or any Subsidiary of the Borrower, shall be deemed to constitute any representation or warranty by the Agent to any Bank; (ii) that it has made and will continue to make, without reliance upon the Agent, its own independent investigation of the financial condition and affairs and its own appraisal of the creditworthiness of the Borrower in connection with this Agreement and the making and continuance of the Loans hereunder; and (iii) except as expressly provided herein, that the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect thereto, whether coming into its possession before the making of any Loan or at any time or times thereafter.

        Actions in Discretion of the Agent; Instructions from the Banks.
           ----------------------------------------------------------------

     The Agent agrees, upon the written request of the Required Banks, to take or refrain from taking any action of the type specified as being within the Agent's rights, powers or discretion herein, provided that the Agent shall not be required to take any action which exposes the Agent to legal liability or which is contrary to this Agreement or any other Senior Loan Document or applicable Law. In the absence of a request by the Required Banks, the Agent shall have authority, in its sole discretion, to take or not to take any such action, unless this Agreement specifically requires the consent of the Required Banks or all of the Banks. Any action taken or failure to act pursuant to such instructions or discretion shall be binding on the Banks, subject to Section
10.6. Subject to the provisions of Section 10.6, no Bank shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Banks, or in the absence of such instructions, in the absolute discretion of the Agent.

     Reimbursement and Indemnification of the Agent by the Borrower.
     ---------------------------------------------------------------

     The Borrower unconditionally agrees to pay or reimburse the Agent and save the Agent harmless against (i) liability for the payment of all reasonable and necessary out-of-pocket costs, expenses and disbursements for which reimbursement is customarily obtained, including fees and expenses of counsel and consultants, incurred by the Agent (a) in connection with the development, negotiation, preparation, printing, execution, administration, interpretation and performance of this Agreement and the other Senior Loan Documents, (b) relating to any requested amendments, waivers or consents pursuant to the provisions hereof, (c) in connection with the enforcement of this Agreement or any other Senior Loan Document or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this
Agreement or any other Senior Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (d) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Senior Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, and (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Senior Loan Document or any action taken or omitted by the Agent hereunder or thereunder; provided that the Borrower shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (a) if the same results from the Agent's gross negligence or willful misconduct, or (b) if the Borrower was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or (c) if the same results from a compromise or settlement agreement entered into without the consent of the Borrower which consent shall not be unreasonably withheld.

                             Exculpatory Provisions.

     Neither the Agent nor any of its directors, officers, employees, agents or affiliates shall (i) be liable to any Bank for any action taken or omitted to be taken by it or them hereunder, or in connection herewith, including pursuant to any other Senior Loan Document, unless caused by its or their own gross negligence or willful misconduct, (ii) be responsible in any manner to any of the Banks for the effectiveness, enforceability, genuineness, validity or the due execution of this Agreement or any other Senior Loan Document or for any recital, representation, warranty, document, certificate, report or statement herein or made or furnished under or in connection with this Agreement or any other Senior Loan Document, or (iii) be under any obligation to any of the Banks to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions hereof or thereof on the part of the Borrower or any Subsidiary of the Borrower, or the financial condition of the Borrower or any Subsidiary of the Borrower, or the existence or possible existence of any Event of Default or Potential Default. Neither the Agent nor any Bank nor any of their respective directors, officers, employees, agents, attorneys or affiliates shall be liable to the Borrower or any other Loan Party for consequential damages resulting from any breach of contract, tort or other wrong in connection with the negotiation, documentation or administration of the Senior Loan Documents or the collection of the Loans.

          Reimbursement and Indemnification of the Agent by the Banks.
          ------------------------------------------------------------

     Each Bank agrees to reimburse and indemnify the Agent (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so) in proportion to its Ratable Share from and against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Senior Loan Document or any action taken or omitted by the Agent hereunder or thereunder, provided that no such reimbursement shall be required with respect to expenses incurred by the Agent during the time period through the Closing Date and no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements
(i) if the same relates to or arises out of the Agent's gross negligence or willful misconduct, or (ii) if such Bank was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or (iii) if the same results from a compromise and settlement agreement entered into without the consent of the Required Banks, which consent shall not be unreasonably withheld.

                             Reliance by the Agent.

     The Agent shall be entitled to rely upon any writing, telegram, telex or teletype message, facsimile, resolution, notice, consent, certificate, letter, cablegram, statement, order or other document or conversation by telephone or otherwise believed by it to be genuine and correct and to have been signed, sent or made by the proper person or persons, and upon the advice and opinions of counsel and other professional advisers selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

                               Notice of Default.

     The Agent shall not be deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default unless the Agent has received written notice from a Bank or the Borrower referring to this Agreement, specifically describing such Potential Default or Event of Default and stating that such notice is a "notice of default."

                                    Notices.

     The Agent shall promptly send to each Bank a copy of all notices received from the Borrower and/or any other Loan Party pursuant to the provisions of this Agreement or any other Senior Loan Document upon receipt thereof. The Agent shall promptly notify the Borrower and the other Banks of each change in the Base Rate and the effective date thereof.

  PNC Bank, National Association and the Banks in Their Individual Capacities.
  ----------------------------------------------------------------------------

     With respect to its Commitments and the Loans made by it, the Agent shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not the Agent, and the term "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. PNC and its affiliates and each of the Banks and their respective affiliates may, without liability to account, except as prohibited herein, make loans to, accept deposits from, discount drafts for, act as trustee under indentures of, and generally engage in any kind of banking or trust business with, the Borrower and its shareholders, any Subsidiary of the Borrower and their respective Affiliates, in the case of the Agent, as though it were not acting as Agent hereunder and in the case of each Bank, as though such Bank were not a Bank hereunder.

                                Holders of Notes.

     The Agent may deem and treat any payee of any Note as the owner thereof for all purposes hereof unless and until written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any person who at the time of making such request or giving such authority or consent is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

                           Equalization of the Banks.

     The Banks and the holders of any participations in any Notes agree among themselves that, with respect to all amounts received by any Bank or any such holder for application on any obligation hereunder or under any Note or under any such participation, whether received by voluntary payment, by realization upon security, by the exercise of the right of set-off or banker's lien, by counterclaim or by any other non-pro rata source, equitable adjustment will be made in the manner stated in the following sentence so that, in effect, all such excess amounts will be shared ratably among the Banks and such holders in proportion to their interests in payments under the Notes, except as otherwise provided in Sections 4.4(b), 5.4 or 5.5. The Banks or any such holder receiving any such amount shall purchase for cash from each of the other Banks an interest in such Bank's Loans in such amount as shall result in a ratable participation by the Banks and each such holder in the aggregate unpaid amount under the Notes, provided that if all or any portion of such excess amount is thereafter recovered from the Bank or the holder making such purchase, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, together with interest or other amounts, if any, required by Law (including court order) to be paid by the Bank or the holder making such purchase.

                                Successor Agent.

     The Agent (i) may resign as Agent with the consent of the Borrower, such consent not to be unreasonably withheld or (ii) shall resign if such resignation is requested by the Required Banks or required by Section 5.4(b), in either case
(i) or (ii) by giving not less than thirty (30) days' prior written notice to the Borrower and the Banks. If the Agent shall resign under this Agreement, then either (a) the Required Banks shall appoint from among the Banks a successor agent for the Banks, subject to the consent of such successor agent by the Borrower, such consent not to be unreasonably withheld, or (b) if a successor agent shall not be so appointed and approved within the thirty (30) day period following the Agent's notice to the Banks of its resignation, then the Agent shall appoint, with the consent of the Borrower, such consent not to be unreasonably withheld, a successor agent who shall serve as Agent until such time as the Required Banks appoint, and the Borrower consents, which consent shall not be unreasonably withheld, to the appointment of, a successor agent; provided, the consent of the Borrower shall not be required pursuant to clause
(a) or (b) above upon the occurrence and during the continuance of an Event of Default or Potential Default. Upon its appointment pursuant to either clause (a) or (b) above, such successor agent shall succeed to the rights, powers and duties of the Agent and the term "Agent" shall mean such successor agent, effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement. After the resignation of any Agent hereunder, the provisions of this Article 10 shall inure to the benefit of such former Agent, and such former Agent shall not by reason of such resignation be deemed to be released from liability for any actions taken or not taken by it while it was an Agent under this Agreement.

                                The Agent's Fee.

     The Borrower shall pay to the Agent an annual fee (the "Agent's Fee"), payable annually in advance on the Closing Date and on each anniversary of the Closing Date (if extended pursuant to Section 2.13) and, if the Borrower elects the Term-Out Option, on the Revolving Credit Expiration Date, as set forth in that certain letter dated January 2, 2002 between the Borrower and the Agent.

                                  Calculations.

     In the absence of gross negligence or willful misconduct, the Agent shall not be liable for any error in computing the amount payable to any Bank whether in respect of the Loans, fees or any other amounts due to the Banks under this Agreement. In the event an error in computing any amount payable to any Bank is made, the Agent, the Borrower and each affected Bank shall, forthwith upon discovery of such error, make such adjustments as shall be required to correct such error, and any compensation therefor will be calculated at the Federal Funds Effective Rate.

                                    Beneficiaries.

     Except as set forth in Sections 10.5, 10.14, 10.15 and 10.16, the provisions of this Article 10 are solely for the benefit of the Agent and the Banks, and the Borrower or any other Loan Party shall not have any rights to rely on or enforce any of the provisions hereof. In performing its functions and duties under this Agreement, the Agent shall act solely as agent of the Banks and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for the Borrower or any other Loan Party.

                                  MISCELLANEOUS
                      Modifications, Amendments or Waivers.
                      -------------------------------------

     With the written consent of the Required Banks, the Agent, acting on behalf of all the Banks, and the Borrower may from time to time enter into written agreements amending or changing any provision of this Agreement or any other Senior Loan Document or the rights of the Banks, the Borrower or the other Loan Parties hereunder or thereunder, or may grant written waivers or consents to a departure from the due performance of the obligations of the Borrower or the other Loan Parties hereunder or thereunder. Any such agreement, waiver or consent made with such written consent shall be effective to bind all the Banks; provided that without the written consent of all the Banks, no such agreement, waiver or consent may be made which will:

     increase the amount of the Revolving Credit Commitment or any Term Loan of any Bank hereunder;

     reduce the scheduled principal payments of any Loan, reduce the rate of interest borne by any Loan, or reduce any fees payable to any Bank hereunder;

     whether or not any Loans are outstanding, extend the time for payment of principal or interest of any Loan or any fees payable to any Bank hereunder;

     except as permitted under Section 8.2(k), release any Guarantor from the Guaranty Agreement; or

     amend Sections 8.2(k), 10.6 or this Section 11.1, alter any provision hereof regarding the pro rata treatment of the Banks hereunder, change the definition of Required Banks, or change any requirement providing for the Banks or the Required Banks to authorize the taking of any action hereunder.

           No Implied Waivers; Cumulative Remedies; Writing Required.
           ----------------------------------------------------------

     No course of dealing and no delay or failure of the Agent or any Bank in exercising any right, power, remedy or privilege under this Agreement or any other Senior Loan Document shall affect any other or future exercise thereof or operate as a waiver thereof; nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power, remedy or privilege preclude any further exercise thereof or of any other right, power, remedy or privilege. The rights and remedies of the Agent and the Banks under this Agreement and the other Senior Loan Documents are cumulative and not exclusive of any rights or remedies which they would otherwise have. Any waiver, permit, consent or approval of any kind or character on the part of any Bank of any breach or default under this Agreement or any such waiver of any provision or condition of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing.

     Reimbursement and Indemnification of the Banks by the Borrower; Taxes.
     ----------------------------------------------------------------------

     The Borrower agrees unconditionally upon demand to pay or reimburse to each Bank and to save such Bank harmless against (i) liability for the payment of all reasonable and necessary out-of-pocket costs, expenses and disbursements for which reimbursement is customarily obtained, including fees and expenses of counsel for each Bank incurred by such Bank (a) after the date of the closing of the syndication hereunder, in connection with the administration and interpretation of this Agreement and other instruments and documents to be delivered hereunder, (b) relating to any amendments, waivers or consents pursuant to the provisions hereof, (c) in connection with the enforcement of this Agreement or any other Senior Loan Document, or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Senior Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (d) in any workout, restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Senior Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, and (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against such Bank, in its capacity as such, in any way relating to or arising out of this Agreement or any other Senior Loan Document or any action taken or omitted by such Bank hereunder or thereunder; provided that the Borrower shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (a) if the same results from such Bank's gross negligence or willful misconduct, or (b) if the Borrower was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or (c) if the same results from a compromise or settlement agreement entered into without the consent of the Borrower, which consent shall not be unreasonably withheld. The Banks will attempt to minimize the fees and expenses of legal counsel for the Banks by considering the usage of one law firm to represent the Banks and the Agent where appropriate. The Borrower agrees unconditionally to pay all stamp, document, transfer, recording or filing taxes or fees and similar impositions now or hereafter determined by the Agent or any Bank to be payable in connection with this Agreement or any other Senior Loan Document, and the Borrower agrees unconditionally to save the Agent and the Banks harmless from and against any and all present or future claims, liabilities or losses with respect to or resulting from any omission to pay or delay in paying any such taxes, fees or impositions.

                                    Holidays.

     Whenever any payment or action to be made or taken hereunder shall be stated to be due on a day which is not a Business Day, such payment or action shall be made or taken on the next following Business Day (except as provided in Section 4.2(a) with respect to Euro-Rate Interest Periods), and such extension of time shall be included in computing interest or fees, if any, in connection with such payment or action.

                   Funding by Branch, Subsidiary or Affiliate.

     Notional Funding. Each Bank shall have the right from time to time, without notice to the Borrower, to deem any branch, subsidiary or affiliate (which for the purposes of this Section 11.5 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Bank) of such Bank to have made, maintained or funded any Loan to which the Euro-Rate Option applies at any time, provided that immediately following (on the assumption that a payment was then due from the Borrower to such other office) and as a result of such change the Borrower would not be under any greater financial obligation pursuant to Section 5.5 than it would have been in the absence of such change. Notional funding offices may be selected by each Bank without regard to the Bank's actual methods of making, maintaining or funding the Loans or any sources of funding actually used by or available to such Bank.

     Actual Funding. Each Bank shall have the right from time to time to make or maintain any Loan by arranging for a branch, subsidiary or affiliate of such Bank to make or maintain such Loan subject to the last sentence of this Section 11.5(b). If any Bank causes a branch, subsidiary or affiliate to make or maintain any part of the Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Loans to the same extent as if such Loan were made or maintained by such Bank but in no event shall any Bank's use of such a branch, subsidiary or affiliate to make or maintain any part of the Loans hereunder cause such Bank or such branch, subsidiary or affiliate to incur any cost or expenses payable by the Borrower hereunder or require the Borrower to pay any other compensation to any Bank (including any expenses incurred or payable pursuant to Section 5.5) which would otherwise not be incurred.

                                    Notices.

     Any notice, request, demand, direction or other communication to be given to or made upon any party hereto under any provision of this Agreement and any financial report to be given pursuant to Section 8.3 hereof (each, for purposes of this Section 11.6 only, a "Notice") shall be given or made by telephone or in writing (which includes by means of electronic transmission (i.e., "e-mail") or facsimile transmission or by setting forth such Notice on a site on the World Wide Web (a "Website Posting") if Notice of such Website Posting (including the information necessary to access such site) has previously been delivered to the applicable parties hereto by another means set forth in this Section 11.6) in accordance with this Section 11.6, provided, that any financial report to be given pursuant to Section 8.3 hereof shall be made in writing. Any such Notice must be delivered to the applicable parties hereto at the addresses and numbers set forth under their respective names on Schedule 11.6 hereof or in accordance with any subsequent unrevoked Notice from any such party that is given in accordance with this Section 11.6. Any Notice shall be effective: In the case of hand-delivery, when delivered;

     If given by mail,  four days after such Notice is deposited with the United
States  Postal  Service,  with  first-class  postage  prepaid,   return  receipt
requested;

     In the case of a telephonic Notice, when a party is contacted by telephone, if delivery of such telephonic Notice is confirmed no later than the next Business Day by hand delivery, a facsimile or electronic transmission, a Website Posting or an overnight courier delivery of a confirmatory Notice (received at or before noon on such next Business Day);

     In the case of a facsimile transmission, when sent to the applicable party's facsimile machine's telephone number, if the party sending such Notice receives confirmation of the delivery thereof from its own facsimile machine;

     In the case of electronic transmission, when actually received;

     In the case of a Website Posting, upon delivery of a Notice of such posting (including the information necessary to access such site) by another means set forth in this Section 11.6; and

     If given by any other means (including by overnight courier), when actually received.

     Any Bank giving a Notice to a Loan Party shall concurrently send a copy thereof to the Agent, and the Agent shall promptly notify the other Banks of its receipt of such Notice.

                                  Severability.

     The provisions of this Agreement are intended to be severable. If any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

                                 Governing Law.

     Each Letter of Credit and Section 2.10 shall be subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500, as the same may be revised or amended from time to time, and to the extent not inconsistent therewith the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles and the balance of this Agreement shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                              Prior Understanding.

     This Agreement supersedes all prior understandings and agreements, whether written or oral, between the parties hereto and thereto relating to the transactions provided for herein and therein, including any prior confidentiality agreements and commitments.

                               Duration; Survival.

     All representations and warranties of the Borrower contained herein or made in connection herewith shall survive the making of the Loans and shall not be waived by the execution and delivery of this Agreement, any investigation by the Agent or the Banks, the making of the Loans, or payment in full of the Loans. All covenants and agreements of the Borrower contained in Sections 8.1, 8.2 and
8.3 shall continue in full force and effect from and after the date hereof so long as the Borrower may borrow hereunder and until payment of all amounts due hereunder and termination of the Revolving Credit Commitments and the Swing Loan Commitment. All covenants and agreements of the Borrower contained herein relating to the payment of principal, interest, premiums, additional compensation or expenses and indemnification, including those set forth in the Notes, Article 5 and Sections 10.5 and 11.3, but not including third-party claims with respect to which indemnification may be sought under Section 10.5 or 11.3, shall survive for a period of one (1) year after payment in full of the Loans and termination of the Revolving Credit Commitments and the Swing Loan Commitment, and the Banks shall make any claim with respect to the foregoing within such period, provided that such period shall be extended with respect to any matters pending at the end of such one (1) year period. Except as otherwise provided above, all obligations of the Borrower and the other Loan Parties to the Banks, including indemnification obligations with respect to third-party claims under Section 10.5 or 11.3, shall survive the payment in full of the Loans and of all other obligations of the Borrower and the other Loan Parties and termination of the Revolving Credit Commitments and the Swing Loan Commitment.

                             Successors and Assigns.

     This Agreement shall be binding upon and shall inure to the benefit of the Banks, the Agent, the Borrower and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights and obligations hereunder or any interest herein except under the circumstances contemplated under Section 8.1(a). Each Bank may, at its own cost, make assignments of or sell participations in its Revolving Credit Commitment and any Loan or Loans made by it to one (1) or more banks or other entities, subject to compliance with the following requirements of this Section 11.11. The consent of the Borrower shall be required for any assignment or participation except with respect to fundings by a branch, subsidiary or affiliate pursuant to Section
11.5, and such consent shall not be unreasonably withheld, it being understood that the Borrower may reasonably withhold such consent only if it determines in good faith that the prospective assignee or participant is a significant competitor, provided the consent of the Borrower shall not be required upon the occurrence and during the continuation of an Event of Default or Potential Default. The consent of the Agent shall also be required for any assignment except with respect to fundings by a branch, subsidiary or affiliate pursuant to
Section 11.5, and such consent shall not be unreasonably withheld.

     Except (i) as otherwise provided in Section 5.4 (b), or (ii) with the consent of the Agent and the Borrower which consent may be withheld in their sole discretion, assignments may not be made in amounts less than $5,000,000.

     In the case of an assignment, upon the Agent's and the Borrower's consent thereto and receipt by the Agent from the assignee of (i) a duly executed Assignment and Assumption Agreement and (ii) a Three Thousand Five Hundred Dollar ($3,500) assignment fee payable to the Agent, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it had been a signatory Bank hereunder. The Revolving Credit Commitments in Section 2.1 shall then be adjusted accordingly and, upon surrender of any Note subject to such assignment, the Borrower shall execute and deliver a new Revolving Credit Note to the assignee in an amount equal to the amount of the Revolving Credit Commitment assumed by it and a new Revolving Credit Note to the assigning Bank in an amount equal to the Revolving Credit Commitment retained by it hereunder.

     In the case of a participation, except as specified in Section 9.2(c), the participant shall not have any rights under this Agreement or any other Senior Loan Document, all of such Bank's obligations under this Agreement or any other Senior Loan Document shall remain unchanged and all amounts payable by the Borrower hereunder or thereunder shall be determined as if such Bank had not sold such participation. Any participant's rights against the Bank selling such participation shall be set forth in the agreement executed by such Bank in favor of such participant and shall not include any voting rights except with respect to changes of the type referenced in clauses (i), (ii), (iii) or (iv), of
Section 11.1 and in clause (v) of Section 11.1 with respect to amending  clauses
(i), (ii), (iii) or (iv) of Section 11.1.

     Each Bank may furnish any publicly available information concerning the Borrower and, on a confidential basis subject to receipt of a confidentiality agreement in substantially the form of Exhibit J, any other information concerning the Borrower in the possession of such Bank from time to time to assignees and participants (including prospective assignees or participants), provided such assignees and participants agree to be bound by the provisions of
Section 11.12.

                                Confidentiality.

     The Agent and the Banks each agree to keep confidential all information obtained from the Borrower which is nonpublic and confidential or proprietary in nature (including any information the Borrower specifically designates as confidential), except as provided below, and to use such information only in connection with their respective capacities under this Agreement and for the purposes contemplated hereby. The Agent and the Banks shall be permitted to disclose such information (i) to outside legal counsel, accountants and other professional advisors who need to know such information in connection with the administration and enforcement of this Agreement, subject to receipt of written undertakings from such persons to maintain the confidentiality, (ii) to prospective assignees and participants as contemplated by Section 11.11 subject to compliance with the requirements of that Section, (iii) to the extent requested by any bank regulatory authority or, with notice to the Borrower to the extent practicable, as otherwise required by applicable Law or by any subpoena or similar legal process, or in connection with any investigation or proceeding arising out of the transactions contemplated by this Agreement, (iv) if such information is already in the possession of the Bank on a nonconfidential basis or is currently or becomes publicly available other than as a result of a breach of this Agreement by the Banks or the Agent or is currently or becomes available to the Banks or the Agent from a source not subject to confidentiality restrictions, or (v) the Borrower shall have consented to such disclosure.

                                  Counterparts.

     This Agreement may be executed by different parties hereto on any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all such counterparts shall together constitute one and the same instrument.

                       The Agent's or the Bank's Consent.

     Whenever the Agent's or any Bank's consent is required to be obtained under this Agreement or any of the other Senior Loan Documents as a condition to any action, inaction, condition or event, the Agent and each Bank shall be authorized to give or withhold such consent in its sole and absolute discretion and to condition its consent upon the giving of additional collateral, the payment of money or any other matter.

                                   Exceptions.

     The representations, warranties and covenants contained herein shall be independent of each other and no exception to any representation, warranty or covenant shall be deemed to be an exception to any other representation, warranty or covenant contained herein unless expressly provided, nor shall any such exception be deemed to permit any action or omission that would be in contravention of applicable Law (including the Investment Company Act).

                 Consent to Jurisdiction; Waiver of Jury Trial.
                 ----------------------------------------------

     The Borrower hereby irrevocably consents to the non-exclusive jurisdiction of the Court of Common Pleas of Allegheny County and the United States District Court for the Western District of Pennsylvania, and waives personal service of any and all process upon it and consents that all such service of process be made by certified or registered mail directed to the Borrower at the addresses provided for in Section 11.6 and service so made shall be deemed to be completed upon actual receipt thereof. The Borrower waives any objection to jurisdiction and venue of any action instituted against it as provided herein and agrees not to assert any defense based on lack of jurisdiction or venue. THE BORROWER, THE AGENT AND EACH OF THE BANKS HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING OR COUNTERCLAIM WITH RESPECT TO THIS AGREEMENT OR ANY OTHER SENIOR LOAN DOCUMENT OR THE COLLATERAL TO THE FULL EXTENT PERMITTED BY LAW.

                            Limitation of Liability.

     TO THE FULLEST EXTENT PERMITTED BY LAW, NO CLAIM MAY BE MADE BY THE BORROWER OR ANY OTHER LOAN PARTY OR ANY OTHER PERSON AGAINST THE AGENT AND THE BANKS, OR ANY OF THEM, OR ANY AFFILIATE, DIRECTOR, OFFICER, EMPLOYEE, ATTORNEY OR AGENT OF THE AGENT OR THE BANKS FOR ANY SPECIAL, INDIRECT, OR CONSEQUENTIAL DAMAGES (AS DIFFERENTIATED FROM DIRECT AND ACTUAL DAMAGES) IN RESPECT OF ANY CLAIM ARISING FROM OR RELATING TO THIS AGREEMENT, ANY OTHER LOAN DOCUMENT OR ANY STATEMENT, COURSE OF CONDUCT, ACT, OMISSION, OR EVENT OCCURRING IN CONNECTION HEREWITH OR THEREWITH (WHETHER FOR BREACH OF CONTRACT, TORT OR ANY OTHER THEORY OF LIABILITY); AND THE BORROWER HEREBY WAIVES, RELEASES AND AGREES NOT TO SUE UPON ANY CLAIM FOR ANY SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

     The parties to this Agreement are expressly put on notice of the limitation of liability as set forth in the declarations of trust of certain of the Borrower's Subsidiaries and agree that the obligations assumed by the Borrower and its Subsidiaries pursuant to this Agreement and the other Senior Loan Documents be limited in any case to the Borrower and its Subsidiaries and their respective assets. The parties to this Agreement shall not seek satisfaction of any obligation of the Borrower or its Subsidiaries under this Agreement from any of the shareholders of the Borrower, the trustees, officers or agents of those entities, or any of them, except as contemplated under the declarations of trust of certain of the Borrower's Subsidiaries. Notwithstanding the foregoing, nothing in such declarations of trust or elsewhere shall prohibit the Agent on behalf of the Banks from pursuing any remedies against any outside professionals or consultants employed by the Companies.

                             Tax Withholding Clause.

     At least five (5) Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrower and the Agent two (2) duly completed copies of (i) IRS Form W-9, 4224 or 1001, or other applicable form prescribed by the IRS, certifying in either case that such Bank is entitled to receive payments under this Agreement and the other Senior Loan Documents without deduction or withholding of any United States federal income taxes, or is subject to such tax at a reduced rate under an applicable tax treaty, or (ii) Form W-8 or other applicable form or a certificate of the Bank indicating that no such exemption or reduced rate is allowable with respect to such payments. Each Bank which so delivers a Form W-8, W-9, 4224 or 1001 further undertakes to deliver to each of the Borrower and the Agent two (2) additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent, either certifying that such Bank is entitled to receive payments under this Agreement and the other Senior Loan Documents without deduction or withholding of any United States federal income taxes or is subject to such tax at a reduced rate under an applicable tax treaty or stating that no such exemption or reduced rate is allowable. The Agent shall be entitled to withhold United States federal income taxes at the full withholding rate unless the Bank establishes an exemption or at the applicable reduced rate as established pursuant to the above provisions.

                            [SIGNATURE PAGES FOLLOW]

      SIGNATURE PAGE 1 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT


     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Second Amended and Restated Credit Agreement as of the date first above written.

                                    FEDERATED INVESTORS, INC.



                                    By: /s/ Denis McAuley III
                                        --------------------------------------
                                    Name:  Denis McAuley, III
                                    Title:  Vice President

         SIGNATURE PAGE 2 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT


                                    PNC BANK, NATIONAL ASSOCIATION
                                    individually and as Agent



                                    By: /s/ Bruce G. Shearer
                                        --------------------------------------
                                    Name: Bruce G. Shearer
                                    Title: Vice President

         SIGNATURE PAGE 3 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    BANK OF AMERICA, N.A.



                                    By: /s/ Elizabeth W.F. Bishop
                                        --------------------------------------
                                    Name: Elizabeth W.F. Bishop
                                    Title: Vice President


         SIGNATURE PAGE 4 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    FIRSTAR BANK, N.A.



                                    By: /s/ David J. Dannemiller
                                        --------------------------------------
                                    Name:  David J. Dannemiller
                                    Title:    Vice President

         SIGNATURE PAGE 5 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    STATE STREET BANK AND TRUST COMPANY



                                    By: /s/ John T. Daley
                                        --------------------------------------
                                    Name: John T. Daley
                                    Title: Vice President

         SIGNATURE PAGE 6 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    BANK ONE, NA (Main Office Chicago)



                                    By: /s/ Mona R. Giuliano
                                        --------------------------------------
                                    Name: Mona R. Giuliano
                                    Title: Assistant Vice President

         SIGNATURE PAGE 7 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    CITIBANK, N.A.



                                    By: /s/ Pierre Guigui
                                        --------------------------------------
                                    Name: Pierre Guigui
                                    Title: Vice President

         SIGNATURE PAGE 8 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    FLEET NATIONAL BANK



                                    By: /s/ Lawrence Davis
                                        --------------------------------------
                                    Name: Lawrence Davis
                                    Title: Portfolio Manager

         SIGNATURE PAGE 9 OF 9 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT




                                    FIFTH THIRD BANK



                                    By: /s/ Christopher Helmeci
                                        --------------------------------------
                                    Name: Christopher Helmeci
                                    Title: Vice President





                                    SCHEDULE 1.1(a)

                               COMMITMENTS OF THE BANKS





                                    Amount of Commitment for
                                     Revolving Credit Loans
               Bank                           (US$)            Ratable Share %

PNC Bank, National Association             $22,500,000               15.0%
Bank of America, National                  $18,750,000               12.5%
Association
Firstar Bank, N.A.                         $18,750,000               12.5%
State Street Bank and Trust Company        $18,750,000               12.5%
Bank One, NA (Main Office Chicago)         $18,750,000               12.5%
Citibank, N.A.                             $18,750,000               12.5%
Fleet National Bank                        $18,750,000               12.5%
Fifth Third Bank                           $15,000,000               10.0%
                                           -----------               -----
TOTAL                                     $150,000,000              100.0%








                                                                   Exhibit 10.30




                            FEDERATED INVESTORS, INC.

                              STOCK INCENTIVE PLAN
                        (Adopted as of February 20, 1998)
                         (Amended as of August 26,1998)
                         (Amended as of August 31, 1998)
                        (Amended as of January 26, 1999)
                          (Amended as of May 17, 1999)
                        (Amended as of January 29, 2002)


  1.  Purpose

     The purpose of the Federated Investors, Inc. Stock Incentive Plan (the "Plan") is to:

     Facilitate the assumption by Federated Investors, Inc., as the surviving corporation of a merger with its parent corporation, Federated Investors, of certain stock incentive awards previously made by Federated Investors to its employees; and

     Continue to promote the long-term growth and performance of Federated Investors, Inc. and its affiliates and to attract and retain outstanding individuals by awarding directors, executive officers and key employees stock options, stock appreciation rights, performance awards, restricted stock and/or other stock-based awards.

  2.  Definitions

      The following definitions are applicable to the Plan:

     "Award" means the grant of Options, SARs, Performance Awards, Restricted Stock or other stock-based award under the Plan.

     "Board" means the Board of Directors of the Company.

     "Board Committee" means the committee of the Board appointed in accordance with Section 4 to administer the Plan.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Commission" means the Securities and Exchange Commission.

     "Common Stock" means the Class B Common Stock of the Company, no par value per share.

     "Company" means Federated Investors, Inc., a Pennsylvania corporation, and its successors and assigns.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "Fair Market Value" means, on any date, the closing sale price of one share of Common Stock, as reported on the New York Stock Exchange or any national securities exchange on which the Common Stock is then listed or on The NASDAQ Stock Market's National Market ("NNM") if the Common Stock is then quoted thereon, as published in the Wall Street Journal or another newspaper of general circulation, as of such date or, if there were no sales reported as of such date, as of the last date preceding such date as of which a sale was reported. In the event that the Common Stock is not listed for trading on a national securities exchange or authorized for quotation on NNM, Fair Market Value shall be the closing bid price as reported by The NASDAQ Stock Market or The NASDAQ SmallCap Market (if applicable), or if no such prices shall have been so reported for such date, on the next preceding date for which such prices were so reported. In the event that the Common Stock is not listed on the New York Stock Exchange, a national securities exchange or NNM, and is not listed for quotation on The NASDAQ Stock Market or The NASDAQ SmallCap Market, Fair Market Value shall be determined in good faith by the Board Committee in its sole discretion, and for this purpose the Board Committee shall be entitled to rely on the opinion of a qualified appraisal firm with respect to such Fair Market Value, but the Board Committee shall in no event be obligated to obtain such an opinion in order to determine Fair Market Value.

     "Grant Date" means the date on which the grant of an Option  under  Section
5.1 hereof or a SAR under Section 6.1 hereof becomes effective pursuant to the terms of the Stock Option Agreement or Stock Appreciation Rights Agreement, as the case may be, relating thereto.

     "Incentive Stock Option" means an option to purchase shares of Common Stock designated as an incentive stock option and which complies with Section 422 of the Code.

     "Non-Statutory Stock Option" means an option to purchase shares of Common Stock which is not an Incentive Stock Option.

     "Offering" means the initial public offering of Class B Common Stock by United States and international underwriters.

     "Option" means any option to purchase shares of Common Stock granted under Sections 5.1 or 10.1 hereof.

     "Option Price" means the purchase price of each share of Common Stock under an Option.

     "Outside Director" means a member of the Board who is not an employee of the Company or any Subsidiary.

     "Participant" means any salaried employee of the Company and its affiliates designated by the Board Committee to receive an Award under the Plan.

     "Performance  Award" means an Award of shares of Common Stock granted under
Section 7.

     "Performance Period" means the period of time established by the Board Committee for achievement of certain objectives under Section 7.1 hereof.

     "Restriction Period" means the period of time specified in a Performance Share Award Agreement or a Restricted Stock Award Agreement, as the case may be, between the Participant and the Company during which the following conditions remain in effect: (i) certain restrictions on the sale or other disposition of shares of Common Stock awarded under the Plan, and (ii) subject to the terms of the applicable agreement, a requirement of continued employment of the Participant in order to prevent forfeiture of the Award.

     "Stock Appreciation Rights" or "SARs" means the right to receive a cash payment from the Company equal to the excess of the Fair Market Value of a stated number of shares of Common Stock at the exercise date over a fixed price for such shares.

     "Subsidiary" means any corporation, business trust or partnership (other than the Company) in an unbroken chain of corporations, business trusts or partnerships beginning with the Company if each of the corporations, business trusts or partnerships (other than the last corporation, business trust or partnership in the chain) owns stock, beneficial interests or partnership interests possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations, business trusts or partnerships in the chain.

     "Ten Percent Holder" means a person who owns (within the meaning of Section 424(d) of the Code) more than ten percent of the voting power of all classes of stock of the Company or of its parent corporation or Subsidiary.

  3.  Shares Subject to Plan

     3.1 Shares  Reserved  under the Plan.  Subject to adjustment as provided in
Section 3.2, the number of shares of Common Stock cumulatively available under the Plan shall equal 13,500,000 shares. All of such authorized shares of Common Stock shall be available for the grant of Incentive Stock Options under the Plan. No Participant shall receive Awards in respect of more than 600,000 shares of Common Stock in any fiscal year of the Company. In addition, the aggregate Fair Market Value (determined on the Grant Date) of Common Stock with respect to which Incentive Stock Options granted a Participant become exercisable for the first time in any single calendar year shall not exceed $100,000. Any Common Stock issued by the Company through the assumption or substitution of outstanding grants from an acquired corporation or entity shall not reduce the shares available for grants under the Plan. Shares of Common Stock to be issued pursuant to the Plan may be authorized and unissued shares, treasury shares, or any combination thereof. Subject to Section 6.2 hereof, if any shares of Common Stock subject to an Award hereunder are forfeited or any such Award otherwise terminates without the issuance of such shares of Common Stock to a Participant, or if any shares of Common Stock are surrendered by a Participant in full or partial payment of the Option Price of an Option, such shares, to the extent of any such forfeiture, termination or surrender, shall again be available for grant under the Plan. 3.2 Adjustments. The aggregate number of shares of Common Stock which may be awarded under the Plan and the terms of outstanding Awards shall be adjusted by the Board Committee to reflect a change in the capitalization of the Company, including but not limited to, a stock dividend or split, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders; provided that the number and price of shares subject to outstanding Options granted to Outside Directors pursuant to Section 10 hereof and the number of shares subject to future Options to be granted pursuant to
Section 10 shall be subject to adjustment only as set forth in Section 10 hereof. 3.3 Merger With Federated Investors. Notwithstanding the foregoing, the Company's merger with Federated Investors and assumption of its outstanding stock incentive awards will not result in any adjustment to the number of shares available under the Plan and will reduce the number of shares available under this Plan accordingly. For purposes of this Plan, after the merger all such stock incentive awards shall be treated as Awards under this Plan, except that any Grant Date, Performance Period or Restricted Period shall relate back to the date on which the awards were made by Federated Investors. 4. Administration of Plan

     4.1 Administration by the Board Committee. The Plan shall be administered as follows.

     (a) Prior to an Offering, the Plan shall be administered by either the full Board or by the Board Committee if one is established by the Board. Prior to an Offering, any member of the Board may serve on the Board Committee.

     (b) After an Offering, the Plan shall be administered by the Board Committee, which shall consist of no fewer than two members of the Board who are (i) "Non-Employee Directors" for purposes of Rule 16b-3 of the Commission under the Exchange Act and (ii) to the extent required to ensure that awards under the Plan are exempt for purposes of Section 162(m) of the Code, "outside directors" for purposes of
          Section 162(m); provided, however, that the Board Committee may delegate some or all of its authority and responsibility under the Plan with respect to Awards to Participants who are not subject to
          Section 16 of the Exchange Act to the Chief Executive Officer of the Company. In the event that, after an Offering, the Board does not have two members who qualify as "Non-Employee Directors" for purposes of Rule 16b-3, the Plan shall be administered by the full Board.

     (c) The Board Committee shall have authority to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to prescribe the form of any agreement or instrument executed in connection herewith, and to make all other determinations necessary or advisable for the administration of the Plan. All such interpretations, rules, regulations and determinations shall be conclusive and binding on all persons and for all purposes. In addition, the Board Committee shall have authority, without amending the Plan, to grant Awards hereunder to Participants who are foreign nationals or employed outside the United States or both, on terms and conditions different from those specified herein as may, in the sole judgment and discretion of the Board Committee, be necessary or desirable to further the purpose of the Plan.

     (d) Notwithstanding the foregoing, the Board Committee shall not have any discretion with respect to Options granted to Outside Directors pursuant to Section 10 hereof. In the event that the Board does not establish a Board Committee for any reason, any reference in this Plan to the Board Committee shall be deemed to refer to the full Board.

     4.2 Designation of Participants. Participants shall be selected, from time to time, by the Board Committee, from those executive officers and key employees of the Company and its affiliates who, in the opinion of the Board Committee, have the capacity to contribute materially to the continued growth and successful performance of the Company. Outside Directors shall be Participants only in accordance with Section 10.

     5. Stock Options

     5.1 Grants. Options may be granted, from time to time, to such Participants as may be selected by the Board Committee on such terms, not inconsistent with this Plan, as the Board Committee shall determine. The Option Price shall be determined by the Board Committee effective on the Grant Date; provided, however, that (i) in the case of Incentive Stock Options granted to a Participant who on the Grant Date is not a Ten Percent Holder, such price shall not be less than one hundred percent (100%) of the Fair Market Value of a share of Common Stock on the Grant Date, (ii) in the case of an Incentive Stock Option granted to a Participant who on the Grant Date is a Ten Percent Holder, such price shall be not less than one hundred and ten percent (110%) of the Fair Market Value of a share of Common Stock on the Grant Date, and (iii) in the case of Non-Statutory Stock Options, such price shall be not less than eighty-five percent (85%) of the Fair Market Value of a share of Common Stock on the Grant Date. The number of shares of Common Stock subject to each Option granted to each Participant, the terms of each Option, and any other terms and conditions of an Option granted hereunder shall be determined by the Board Committee, in its sole discretion, effective on the Grant Date; provided, however, that no Incentive Stock Option shall be exercisable any later than ten (10) years from the Grant Date. Each Option shall be evidenced by a Stock Option Agreement between the Participant and the Company which shall specify the type of Option granted, the Option Price, the term of the Option, the number of shares of Common Stock to which the Option pertains, the conditions upon which the Option becomes exercisable and such other terms and conditions as the Board Committee shall determine.

     5.2 Payment of Option Price. No shares of Common Stock shall be issued upon exercise of an Option until full payment of the Option Price therefor by the Participant. Upon exercise, the Option Price may be paid in cash, and, subject to approval by the Board Committee, in shares of Common Stock having a Fair Market Value equal to the Option Price, or in any combination thereof, or in any other manner approved by the Board Committee.

     5.3 Rights as Shareholders. Participants shall not have any of the rights of a shareholder with respect to any shares subject to an Option until such shares have been issued upon the proper exercise of such Option.

     5.4 Transferability of Options. Options granted under the Plan may not be sold, transferred, pledged, assigned, hypothecated or otherwise disposed of except by will or by the laws of descent and distribution; provided, however, that, if authorized in the applicable Award agreement, a Participant may make one or more gifts of Options granted hereunder to members of the Participant's immediate family or trusts or partnerships for the benefit of such family members. All Options granted to a Participant under the Plan shall be exercisable during the lifetime of such Participant only by such Participant, his agent, guardian or attorney-in-fact; provided, however, that all Options transferred in a manner consistent with the terms of an Award agreement may be exercised by the transferee.

     5.5 Termination of Employment. If a Participant ceases to be an employee of either the Company or of any of its affiliates, the Options granted hereunder shall be exercisable in accordance with the Stock Option Agreement between the Participant and the Company.

     5.6 Designation of Incentive Stock Options. Except as otherwise expressly provided in the Plan, the Board Committee may, at the time of the grant of an Option, designate such Option as an Incentive Stock Option under Section 422 of the Code.

     5.7 Certain Incentive Stock Option Terms. In the case of any grant of an Incentive Stock Option, whenever possible, each provision in the Plan and in any related agreement shall be interpreted in such a manner as to entitle the Option holder to the tax treatment afforded by Section 422 of the Code, and if any provision of this Plan or such agreement shall be held not to comply with requirements necessary to entitle such Option to such tax treatment, then (i) such provision shall be deemed to have contained from the outset such language as shall be necessary to entitle the Option to the tax treatment afforded under
Section 422 of the Code, and (ii) all other provisions of this Plan and the agreement relating to such Option shall remain in full force and effect. If any agreement covering an Option designated by the Board Committee to be an Incentive Stock Option under this Plan shall not explicitly include any terms required to entitle such Incentive Stock Option to the tax treatment afforded by
Section 422 of the Code, all such terms shall be deemed implicit in the designation of such Option and the Option shall be deemed to have been granted subject to all such terms.

  6.  Stock Appreciation Rights

     6.1 Grants. Stock Appreciation Rights may be granted, from time to time, to such salaried employees of the Company and its affiliates as may be selected by the Board Committee. SARs may be granted at the discretion of the Board
Committee either (i) in connection with an Option or (ii) independent of an Option. The price from which appreciation shall be computed shall be established by the Board Committee at the Grant Date; provided, however, that such price shall not be less than one-hundred percent (100%) of the Fair Market Value of the number of shares of Common Stock subject of the grant on the Grant Date. In the event the SAR is granted in connection with an Option, the fixed price from which appreciation shall be computed shall be the Option Price. Each grant of a SAR shall be evidenced by a Stock Appreciation Rights Agreement between the Participant and the Company which shall specify the type of SAR granted, the number of SARs, the conditions upon which the SARs vest and such other terms and conditions as the Board Committee shall determine.

     6.2 Exercise of SARs. SARs may be exercised upon such terms and conditions as the Board Committee shall determine; provided, however, that SARs granted in connection with Options may be exercised only to the extent the related Options are then exercisable. Notwithstanding Section 3.1 hereof, upon exercise of a SAR granted in connection with an Option as to all or some of the shares subject of such Award, the related Option shall be automatically canceled to the extent of the number of shares subject of the exercise, and such shares shall no longer be available for grant hereunder. Conversely, if the related Option is exercised as to some or all of the shares subject of such Award, the related SAR shall automatically be canceled to the extent of the number of shares of the exercise, and such shares shall no longer be available for grant hereunder.

     6.3 Payment of Exercise. Upon exercise of a SAR, the holder shall be paid in cash the excess of the Fair Market Value of the number of shares subject of the exercise over the fixed price, which in the case of a SAR granted in connection with an Option shall be the Option Price for such, shares.

     6.4 Rights of Shareholders. Participants shall not have any of the rights of a shareholder with respect to any Options granted in connection with a SAR until shares have been issued upon the proper exercise of an Option.

     6.5 Transferability of SARs. SARs granted under the Plan may not be sold, transferred, pledged, assigned, hypothecated or otherwise disposed of except by will or by the laws of descent and distribution. All SARs granted to a Participant under the Plan shall be exercisable during the lifetime of such Participant only by such Participant, his agent, guardian, or attorney-in-fact.

     6.6 Termination of Employment. If a Participant ceases to be an employee of either the Company or of any of its affiliates, SARs granted hereunder shall be exercisable in accordance with the Stock Appreciation Rights Agreement between the Participant and the Company.

     7. Performance Awards

     7.1 Awards. Awards of shares of Common Stock may be made, from time to time, to such Participants as may be selected by the Board Committee. Such shares shall be delivered to the Participant only upon (i) achievement of such corporate, sector, division, individual or any other objectives or criteria during the Performance Period as shall be established by the Board Committee and
(ii) the expiration of the Restriction Period. Except as provided in the Performance Share Award Agreement between the Participant and the Company, shares subject to such Awards under this Section 7.1 shall be released to the Participant only after the expiration of the relevant Restriction Period. Each Award under this Section 7.1 shall be evidenced by a Performance Share Award Agreement between the Participant and the Company which shall specify the applicable performance objectives, the Performance Period, the Restriction Period, any forfeiture conditions and such other terms and conditions as the Board Committee shall determine.

     7.2 Stock  Certificates.  Upon an Award of shares  of  Common  Stock  under
Section 7.1 of the Plan, the Company shall issue a certificate registered in the name of the Participant bearing the following legend and any other legend required by any federal or state securities laws or by the Delaware Business Trust Act:

            "The sale or other transfer of the shares of stock represented by this certificate is subject to certain restrictions set forth in the Federated Investors, Inc. Stock Incentive Plan, administrative rules adopted pursuant to such Plan and a Performance Share Award Agreement between the registered owner and Federated Investors, Inc. A copy of the Plan, such rules and such Agreement may be obtained from the Secretary of Federated Investors, Inc."

     Unless otherwise provided in the Performance Share Award Agreement between the Participant and the Company, such certificates shall be retained by the Company until the expiration of the Restriction Period. Upon the expiration of the Restriction Period, the Company shall (i) cause the removal of the legend from the certificates for such shares as to which a Participant is entitled in accordance with the Performance Share Award Agreement between the Participant and the Company and (ii) release such shares to the custody of the Participant.

     7.3 Rights as Shareholders. Subject to the provisions of the Performance Share Award Agreement between the Participant and the Company, during the Performance Period, dividends and other distributions paid with respect to all shares awarded thereto under Section 7.1 hereof shall, in the discretion of the Board Committee, either be paid to Participants or held in escrow by the Company and paid to Participants only at such time and to such extent as the related Performance Award is earned. During the period between the completion of the Performance Period and the expiration of the Restriction Period, Participants shall be entitled to receive dividends and other distributions only as to the number of shares determined in accordance with the Performance Share Award Agreement between the Participant and the Company.

     7.4 Transferability of Shares. Certificates evidencing the shares of Common Stock awarded under the Plan shall not be sold, exchanged, assigned, transferred, pledged, hypothecated or otherwise disposed of until the expiration of the Restriction Period.

     7.5 Termination of Employment. If a Participant ceases to be an employee of either the Company or of one of its affiliates, the number of shares subject of the Award, if any, to which the Participant shall be entitled shall be determined in accordance with the Performance Share Award Agreement between the Participant and the Company.

     7.6 Transfer of Employment. If a Participant transfers employment from one business unit of the Company or any of its affiliates to another business unit during a Performance Period, such Participant shall be eligible to receive such number of shares of Common Stock as the Board Committee may determine based upon such factors as the Board Committee in its sole discretion may deem appropriate.

     8. Restricted Stock Awards

     8.1 Awards. Awards of shares of Common Stock subject to such restrictions as to vesting and otherwise as the Board Committee shall determine, may be made, from time to time, to Participants as may be selected by the Board Committee. The Board Committee may in its sole discretion at the time of the Award or at any time thereafter provide for the early vesting of such Award prior to the expiration of the Restriction Period. Each Award under this Section 8.1 shall be evidenced by a Restricted Stock Award Agreement between the Participant and the Company which shall specify the vesting schedule, any rights of acceleration, any forfeiture conditions, and such other terms and conditions as the Board Committee shall determine.

     8.2 Stock  Certificates.  Upon an Award of shares  of  Common  Stock  under
Section 8.1 of the Plan, the Company shall issue a certificate registered in the name of the Participant bearing the following legend and any other legend required by any federal or state securities laws or by the Delaware Business Trust Act.

            "The sale or other transfer of the shares of stock represented by this certificate is subject to certain restrictions set forth in the Federated Investors, Inc. Stock Incentive Plan, administrative rules adopted pursuant to such Plan and a Restricted Stock Award Agreement between the registered owner and Federated Investors, Inc. A copy of the Plan, such rules and such agreement may be obtained form the Secretary of Federated Investors, Inc."

     Unless otherwise provided in the Restricted Stock Award Agreement between the Participant and the Company, such certificates shall be retained in custody by the Company until the expiration of the Restriction Period. Upon the expiration of the Restriction Period, the Company shall (i) cause the removal of the legend from the certificates for such shares as to which a Participant is entitled in accordance with the Restricted Stock Award Agreement between the Participant and the Company and (ii) release such shares to the custody of the Participant.

     8.3 Rights as Shareholders. During the Restriction Period, Participants shall be entitled to receive dividends and other distributions paid with respect to all shares awarded thereto under Section 8.1 hereof.

     8.4 Transferability of Shares. Certificates evidencing the shares of Common Stock awarded under the Plan shall not be sold, exchanged, assigned, transferred, pledged, hypothecated or otherwise disposed of until the expiration of the Restriction Period.

     8.5 Termination of Employment. If a Participant ceases to be an employee of either the Company or of any of its affiliates, the number of shares subject of the Award, if any, to which the Participant shall be entitled shall be determined in accordance with the Restricted Stock Award Agreement between the Participant and the Company. All remaining shares as to which restrictions apply at the date of termination of employment shall be forfeited subject to such exceptions, if any, authorized by the Board Committee.

  9.  Other Stock-Based Awards

     Awards of shares of Common Stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, Common Stock, may be made, from time to time, to salaried employees of the Company and its affiliates as may be selected by the Board Committee. Such Awards may be made alone or in addition to or in connection with any other Award hereunder. The Board Committee may in its sole discretion determine the terms and conditions of any such Award. Each such Award shall be evidenced by an agreement between the Participant and the Company which shall specify the number of shares of Common Stock subject of the Award, any consideration therefor, any vesting or performance requirements and such other terms and conditions as the Board Committee shall determine.

  10. Outside Directors' Options

     10.1 Initial Grants. Effective on the dates set forth below, each category of Outside Director of the Company described below shall be automatically granted an Option to purchase 5,000 shares of Common Stock:

     (i) for any Outside Director serving on the Board at the effective date of the Offering, the effective date of the Offering;

     (ii) for any Outside Director elected by the shareholders of the Company subsequent to the effective time of the Offering, the date of such Outside Director's initial election to the Board; and

     (iii)for any Outside Director appointed by the Board subsequent to the effective time of the Offering, the date such Outside Director's appointment to the Board becomes effective.

     All such Options shall be Non-Statutory Stock Options. The Option Price for all Options granted pursuant to this Section 10 shall be the greater of (a) $19.00 per share or (b) one hundred percent (100%) of the Fair Market Value per share of Common Stock on the date of grant.

     10.2 Annual Grants. Effective on the date of each Annual Meeting of the shareholders of the Company that occurs after the Offering, each Outside Director who will be continuing as a director after such Annual Meeting, but not including any Outside Director who is first elected at such Annual Meeting, shall automatically be granted an Option to purchase 1,500 shares of Common Stock. All such Options shall be Non-Statutory Stock Options. The Option price shall be one-hundred percent (100%) of the Fair Market Value per share of Common Stock on the date of the grant.

     10.3 Exercise of Options. Two thousand (2,000) of the initial Options granted pursuant to Section 10.1 shall vest in an Outside Director on the first anniversary of such grant and one thousand five hundred (1,500) of the initial Options shall vest on each subsequent anniversary of such grant until such Options are fully vested at the end of three years. All Options granted pursuant to Section 10.2 shall vest immediately. All vested Options shall be immediately exercisable and may be exercised by the Outside Director for a period of ten
(10) years from the date of grant; provided, however, that in the event of the death or disability of an Outside Director, the Option shall be exercisable only within the twelve (12) months next succeeding the date of death or disability and only if and to the extent that the Outside Director was entitled to exercise the Option at the date of the Outside Director's death or disability, as the case may be; provided further, however, that if an Outside Director's service with the Company terminates for any reason other than death or disability, the Option shall be exercisable for thirty (30) days after the date of such termination and only if and to the extent that the Outside director was entitled to exercise the Option at the date of such termination. In the case of death, such Options shall be exercisable only by the executor or administrator of the Outside Director's estate or by the person or persons to whom the Outside Director's rights under the Option shall pass by the Outside Director's will or the laws of descent and distribution. Notwithstanding the foregoing, in no event shall any Option be exercisable more than ten (10) years after the date of grant.

     10.4 Payment of Option price. An Option granted to an Outside Director shall be exercisable only upon payment to the Company of the Option price. Payment for the shares shall be in United States dollars, payable in cash or by check.

     10.5 Adjustments. In case there shall be a merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure such that the shares of Common Stock are changed into or become exchangeable for a larger or smaller number of shares, thereafter the number of shares subject to outstanding Options granted to Outside Directors and the number of shares subject to Options to be granted to Outside Directors pursuant to the provisions of this Section 10 shall be increased or decreased, as the case may be, in direct proportion to the increase or decrease in the number of shares of Common Stock by reason of such change in corporate structure, provided that the number of shares shall always be a whole number, and the purchase price per share of any outstanding Options shall, in the case of an increase in the number of shares, be proportionately reduced, and in the case of a decrease in the number of shares, shall be proportionately increased.

  11. Amendment or Termination of Plan

     The Board may amend, suspend or terminate the Plan or any part thereof from time to time, provided that no change may be made which would impair the rights of a Participant to whom shares of Common Stock have theretofore been awarded without the consent of said Participant.

     12. Miscellaneous

     12.1 Rights of Employees. Nothing in the Plan shall interfere with or limit in any way the right of the Company or any affiliate to terminate any Participant's employment at any time, nor confer upon any Participant any right to continued employment with the Company or any affiliate.

     12.2 Tax Withholding. The Company shall have the authority to withhold, or to require a Participant to remit to the Company, prior to issuance or delivery of any shares or cash hereunder, an amount sufficient to satisfy federal, state and a local tax withholding requirements associated with any Award. In addition, the Company may, in its sole discretion, permit a Participant to satisfy any tax withholding requirements, in whole or in part, by (i) delivering to the Company shares of Common Stock held by such Participant having a Fair Market Value equal to the amount of the tax; (ii) directing the Company to retain shares of Common stock otherwise issuable to the Participant under the Plan; or (iii) any other method approved by the Board Committee.

     12.3 Status of Awards. Awards hereunder shall not be deemed compensation for purposes of computing benefits under any retirement plan of the Company or affiliate and shall not affect any benefits under any other benefit plan now or hereafter in effect under which the availability or amount of benefits is related to the level of compensation.

     12.4 Waiver of Restrictions. The Board Committee may, in its sole discretion, based on such factors as the Board Committee may deem appropriate, waive in whole or in part, any remaining restrictions or vesting requirements in connection with any Award hereunder.

     12.5 Adjustment of Awards. Subject to Section 11, the Board Committee shall be authorized to make adjustments in performance award criteria or in the terms and conditions of other Awards (except Options granted pursuant to Section 10 hereof) in recognition of unusual or nonrecurring events affecting the Company or its financial statements or changes in applicable laws, regulations or accounting principles; provided however, that no such adjustment shall impair the rights of any Participant without his consent. The Board Committee may also make Awards hereunder in replacement of, or as alternatives to, Awards previously granted to Participants, including without limitation, previously granted Options having higher Option Prices and grants or rights under any other plan of the Company or of any acquired entity. The Board Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry it into effect. In the event the Company shall assume outstanding employee benefit awards or the right or obligation to make future such awards in connection with the acquisition of another corporation or business entity, the Board Committee may, in its discretion, make such adjustments in the terms of Awards under the Plan as it shall deem appropriate. Notwithstanding the above, only the full Board (and not the Board Committee) shall have the right to make any adjustments in the terms or conditions of Options granted pursuant to Section 10.

     12.6 Consideration for Awards. Except as otherwise required in any applicable agreement or by the terms of the Plan, Participants under the Plan shall not be required to make any payment or provide consideration for an Award other than the rendering of services.

     12.7 Special Forfeiture Rule. Notwithstanding any other provision of this Plan to the contrary, the Board Committee shall be authorized to impose additional forfeiture restrictions with respect to Awards granted under the Plan, other than Awards pursuant to Section 10 hereof, including, without limitation, provisions for forfeiture in the event the Participant shall engage in competition with the Company or in any other circumstance the Board Committee may determine.

     12.8 Effective Date and Term of Plan. The Plan shall be effective as of the date it is approved by the Board, subject to the approval thereof by the shareholders of the Company. Unless terminated under the provisions of Section 11 hereof, the Plan shall continue in effect indefinitely; provided, however, that no Incentive Stock Options shall be granted after the tenth anniversary of the effective date of the Plan.

     12.9 Compliance with Section 162(m). It is the Company's intent that compensation payable pursuant to Awards (other than Awards of Restricted Stock which vest based solely on continued employment) to "covered employees" as such term is defined in Regulation 1.162-27(c)(2) promulgated under Section 162(m) of the Code, or any successor provision ("Section 162(m)"), qualify as "performance-based compensation" as defined in Regulation 1.162-27(e) under
Section 162(m). If any provision of this Plan or an Award is later found to make compensation intended to be performance-based compensation ineligible for such treatment, the provision shall be deemed null and void, unless otherwise determined by a committee of the Board comprised solely of "outside directors" as such term is defined under Regulation 1.162-27(e)(3) under Section 162(m).




                                                                   Exhibit 10.31


                            FEDERATED INVESTORS, INC.

                              ANNUAL INCENTIVE PLAN



                         ARTICLE I - GENERAL PROVISIONS

1.1 Purpose

     The purpose of the Federated Investors, Inc. Annual Incentive Plan (the "Plan") is to advance the success of Federated Investors, Inc. and to thereby increase shareholder value by promoting the attainment of significant business objectives by the Company and basing a portion of the annual compensation of selected officers and key employees on the attainment of such objectives. The Plan is designed to: (i) further align the interests of Participants with the interests of the Company's shareholders, (ii) reward Participants for creating shareholder value as measured by objectively determinable performance goals, and
(iii) assist in the attraction and retention of employees vital to the Company's long-term success.

1.2 Definitions

     For the purpose of the Plan, the following terms shall have the meanings indicated:

     (a)  "Board" means the Board of Directors of the Company.

     (b) "Code" means the Internal Revenue Code of 1986, as amended, including any successor law thereto.

     (c) "Company," means Federated Investors, Inc. and, solely for purposes of determining (i) eligibility for participation in the Plan, (ii) employment, and (iii) the calculation of any performance goal, shall include any corporation, partnership, or other organization of which controls, directly or indirectly, not less than 50 percent of the total combined voting power of all classes of stock or other equity interests or which is otherwise consolidated into the Company's audited financial statements. For purposes of this Plan, the term "Company" shall also include any successor to Federated Investors, Inc.

     (d) "Committee" means the Compensation Committee of the Board (or any successor committee of the Board performing a similar function or the whole Board if the Board performs such functions) or, with respect to any particular function under the Plan identified by the Committee or the Board, any subcommittee of the whole Committee established by the whole Committee or the Board in order to comply with the definition of Non-Employee Director under Rule 16b-3 of the Exchange Act and the definition of outside director under Section 162(m) of the Code.

     (e) "Common Stock" means the Company's Class B Common Stock, no par value per share.

     (f)  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     (g) "Fair Market Value" means, on any date, the closing sale price of one share of Common Stock, as reported on the New York Stock Exchange or any national securities exchange on which the Common Stock is then listed or on the NASDAQ Stock Market's National Market ("NNM") if the Common Stock is then quoted thereon, as published in the Wall Street Journal or another newspaper of general circulation, as of such date or, if there were no sales reported as of such date, as of the last date preceding such date as of which a sale was reported. In the event that the Common Stock is not listed for trading on a national securities exchange or authorized for quotation on NNM, Fair Market Value shall be the closing bid price as reported by the NASDAQ Stock Market or The NASDAQ SmallCap Market (if applicable), or if no such prices shall have been so reported for such date, on the next preceding date for which such prices were so reported. In the event that the Common Stock is not listed on the New York Stock Exchange, a national securities exchange or NNM, and is not listed for quotation on The NASDAQ Stock Market or The NASDAQ SmallCap Market, Fair Market Value shall be determined in good faith by the Committee in its sole discretion, and for this purpose the Committee shall be entitled to rely on the opinion of a qualified appraisal firm with respect to such Fair Market Value, but the Committee shall in no event be obligated to obtain such an opinion in order to determine Fair Market Value.

     (h) "Participant" means any person who has satisfied the eligibility requirements set forth in Section 1.4 and to whom an award has been made under the Plan.

     (i) "Operating Profits" means the Company's total annual revenues for the calendar year, less distributions to minority interests and less total expenses (excluding amortization of intangible assets, impairment losses and debt expenses, including, without limitation, interest and loan fees) as reflected in the Company's audited financial statements for such calendar year.

     (j) "Performance Measures" means the criteria upon which awards will be based and, unless otherwise determined by the Committee, shall be any one of the following measures: (i) revenues; (ii) operating income;
          (iii) net income;  (iv) earnings per share;  (v)  operating  expenses;
          (vi) assets under  management;  (vii)  product  sales or market share;
          (viii)  the  performance  of the  Common  Stock;  (ix) the  investment performance of Company products; (x) Operating Profits; (xi) identification of business opportunities and (xii) project completion.

     (k) "Performance Period" means, in relation to any award, the calendar year, or any other period, for which performance is being calculated, with each such period constituting a separate Performance Period.

     (l) "Performance Threshold" means, in relation to any Performance Period, the minimum level of performance that must be achieved with respect to a Performance Measure in order for an award to become payable pursuant to this Plan.

     (m) "Plan Pool" means, in relation to each calendar year, the amount, if any, that is available for distribution pursuant to the Plan with respect to such year which amount shall be a percentage of Operating Profits that shall not exceed 7.5% of the Operating Profits for such year.

     (n) "Target Award" means that percentage of the Plan Pool which the Committee sets as the maximum amount to be awarded to a Participant under the Plan for such Performance Period.

1.3 Administration

     The Plan shall be administered by the Committee. Subject to the terms of the Plan, the Committee shall, among other things, determine eligibility for participation in the Plan, make awards under the Plan, establish the terms and conditions of such awards (including the Performance Measure(s) to be utilized) and determine whether the Performance Measures and Performance Thresholds for any award has been achieved. A majority of the Committee shall constitute a quorum, and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Committee, shall be deemed the acts of the Committee. Subject to the provisions of the Plan and to directions by the Board, the Committee is authorized to interpret the Plan, to adopt administrative rules, regulations, and guidelines for the Plan, and to impose such terms, conditions, and restrictions on awards as it deems appropriate. The Committee may, with respect to Participants who are not subject to Section 162(m) of the Code, delegate such of its powers and authority under the Plan to the Company's Chairman, President or Chief Executive Officer as it deems appropriate. In the event of such delegation, all references to the Committee in this Plan shall be deemed references to such officers as it relates to those aspects of the Plan that have been delegated.

1.4 Eligibility and Participation

     Participation in the Plan shall be limited to officers, who may also be members of the Board who are determined by the Committee to be eligible for participation in the Plan and unless otherwise determined by the Committee, the Chairperson of the Board, the Chief Executive Officer and any executive who is a member of the Board or is designated as a member of the Chief Executive Officer's senior staff shall be eligible to participate in the Plan.


                            ARTICLE II - AWARD TERMS

2.1   Granting of Awards

     The Committee may, in its discretion, from time to time make awards to persons eligible for participation in the Plan pursuant to which the Participant will earn compensation in the event that the Company achieves the Performance Thresholds established by the Committee.

2.2   Establishment of Performance Thresholds

     Each award shall be conditioned upon the Company's achievement of one or more Performance Thresholds with respect to the Performance Measure(s) established by the Committee no later than ninety (90) days after the beginning of the applicable Performance Period. The Committee, in its discretion, may establish Performance Thresholds for the Company as a whole or for only the business unit of the Company in which a given Participant is involved, or a combination thereof. In addition to establishing a minimum performance level below which no compensation shall be payable pursuant to an award, the Committee, in its discretion, may create a performance schedule under which an amount less than the Target Award may be paid so long as the Performance Threshold has been exceeded. The Committee may adjust the Performance Thresholds and measurements to reflect significant unforeseen events and other factors; provided, however, that the Committee may not make any such adjustment with respect to any award to an individual who is then a "covered employee" as such term is defined in Regulation 1.162-27(c)(2) promulgated under Section 162(m) of the Code, or any successor provision ("Section 162(m)"), if such adjustment would cause compensation pursuant to such award to cease to be performance-based compensation under Section 162(m).

2.3   Other Award Terms

     The Committee may, in its sole discretion, establish certain additional performance based conditions that must be satisfied by the Company, a business unit or the Participant as a condition precedent to the payment of all or a portion of any awards. Such conditions precedent may include, among other things, the receipt by a Participant of a specified annual performance rating and the achievement of specified performance goals by the Company, business unit or Participant. Furthermore, the Committee may, in its discretion, reduce the amount of any award to a Participant if it concludes that such reduction is appropriate based upon (i) evaluations of such Participant's performance, (ii) comparisons with compensation received by executive officers of other companies in the Company's industry (iii) the Company's financial results and conditions and (iv) such other business factors deemed relevant by the Committee. In addition, the Committee may establish a minimum Bonus Pool that must be available as a condition precedent to any distribution pursuant to Section 2.5 hereof.

2.4   Certification of Achievement of Bonus Pool Performance Thresholds

     The Committee shall, prior to any payment under the Plan, certify in writing the extent, if any, that the Performance Threshold(s) has been achieved and the amount, if any, of the Bonus Pool. For purposes of this provision, and for so long as the Code permits, the approved minutes of the Committee meeting in which the certification is made shall be treated as written certification.

2.5   Distribution of Awards

     Awards under the Plan shall be paid in cash as soon as practicable after audited financial statements for the Performance Period have been prepared and the Committee has certified (i) the amount, if any, of the Bonus Pool and (ii) that the Performance Threshold(s) has been achieved. Notwithstanding the foregoing, the Committee may, in it sole discretion: (i) elect to pay all or a portion of the award in four equal quarterly installments during the calendar year that the lump sum payment would have been paid; or (ii) permit a Participant to elect to receive all or a portion of the total award value in the form of non-qualified stock options to purchase Common Stock, in lieu of receiving cash. Any options granted as payment of an award shall be granted pursuant to the Federated Investors, Inc. Stock Incentive Plan or any successor thereto and shall have an exercise price equal to the Fair Market Value of the Common Stock on the date of grant. The number of stock options to be granted shall be determined by the Committee and shall be based upon the value of the options as determined under the Black-Scholes option-pricing model or such other option valuation model or calculation that the Committee, in its sole discretion, shall determine is appropriate.

2.6   Termination of Employment

     Unless otherwise determined by the Committee, a Participant must be actively employed by the Company on the date his or her award (or any portion thereof) is to be paid ("the Payment Date") in order to be entitled to payment of any award (or portion thereof).

2.7   Maximum Amount Available for Awards

     The maximum amount payable pursuant to the Plan to the Company's Chief Executive Officer for any Performance Period shall be 24% of the Plan Pool. The maximum amount payable pursuant to the Plan to any other Participant shall be 19% of the Plan Pool.


                         ARTICLE III - OTHER PROVISIONS

3.1   Withholding Taxes

     Whenever  payments under the Plan are to be made, the Company will withhold
therefrom  an  amount   sufficient  to  satisfy  any   applicable   governmental
withholding tax requirements related thereto.

3.2   Adjustments

     Awards may be adjusted by the Committee in the manner and to the extent it determines to be appropriate to reflect stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges, reclassifications or other relevant changes in capitalization occurring after the date of the award; provided, however, that the Committee may not make any such adjustment with respect to any award to an individual who is then a "covered employee" as such term is defined in Regulation 1.162-27(c)(2) promulgated under Section 162(m) of the Code, or any successor provision ("Section 162(m)"), if such adjustment would cause compensation pursuant to such award to cease to be performance-based compensation under Section 162(m).

3.3   No Right to Employment

     Nothing contained in the Plan or in any Award shall confer upon any Participant any right with respect to continued employment with the Company or its subsidiaries, nor interfere in any way with the right of the Company or its subsidiaries to at any time reassign the Participant to a different job, change the compensation of the Participant or terminate the Participant's employment for any reason.

3.4   Nontransferability

     A Participant's rights under the Plan, including the right to amounts payable may not be assigned, pledged, or otherwise transferred except, in the event of a Participant's death, to the Participant's designated beneficiary or, in the absence of such a designation, by will or by the laws of descent and distribution.

3.5   Unfunded Plan

     Unless otherwise determined by the Committee, the Plan shall be unfunded and shall not create (or be construed to create) a trust or separate funds. With respect to any payment not yet made to a Participant, nothing contained herein shall give any Participant any rights that are greater than those of a general creditor of the Company.

3.6   Foreign Jurisdictions

     The Committee shall have the authority to adopt, amend, or terminate such arrangements, not inconsistent with the intent of the Plan, as it may deem necessary or desirable to make available tax or other benefits of the laws of foreign countries in order to promote achievement of the purposes of the Plan.

3.7   Other Compensation Plans

     Nothing contained in this Plan shall prevent the Company from adopting other or additional compensation arrangements for employees of the Company.


                        ARTICLE IV - AMENDMENT AND TERMINATION

     The Board of Directors may modify, amend, or terminate the Plan at any time except that, no modification, amendment, or termination of the Plan shall adversely affect the rights of a Participant under an award previously made to such Participant without the consent of such Participant.


                              ARTICLE V - EFFECTIVE DATE

     The Plan shall become effective immediately upon the approval and adoption thereof by Board, but is subject to the further approval and adoption by the holders of the Class A Common Stock of the Company.


[GRAPHIC OMITTED]





                                                                   Exhibit 13.01

-------------------------------------------------------------------------------

Financial Annual Report                                                 2001

-------------------------------------------------------------------------------



TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                       Page No.
Selected Consolidated Financial Data..........................................1
Management's Discussion and Analysis..........................................2
Management's Report...........................................................8
Report of Ernst & Young LLP, Independent Auditors.............................9
Consolidated Balance Sheets..................................................10
Consolidated Statements of Income............................................11
Consolidated Statements of Changes in Shareholders' Equity...................12
Consolidated Statements of Cash Flows .......................................13
Notes to Consolidated Financial Statements...................................14
Corporate Information.........................................Inside back cover



Special Note Regarding Forward-Looking Information

     Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Future Cash Requirements and elsewhere in this report, constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated's Annual Report on Form 10-K for the year ended December 31, 2001, and other reports on file with the Securities and Exchange Commission. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements.


Selected Consolidated Financial Data
-------------------------------------------------------------------------------
(dollars in thousands, except per share data)

     1 The selected consolidated financial data below should be read in conjunction with Federated Investors, Inc. and its subsidiaries' (Federated) Consolidated Financial Statements and Notes. The selected consolidated financial data (except managed and administered assets) of Federated for the five years ended December 31, 2001, have been derived from the audited Consolidated Financial Statements of Federated. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and the Consolidated Financial Statements which follow.



Years Ended December 31,                     2001      2000      1999      1998     1997
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Statement of Income Data
Total revenue                           $           $680,768  $601,098 $522,127  $403,719
                                          715,777
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Operating expenses:
  Compensation and related                173,462    162,284   152,469  146,927   139,373
  Amortization of intangible assets        17,121     7,560    10,405    14,937   13,715
  Other operating expenses                214,990    224,014   201,278  177,845   141,004
-------------------------------------------------------------------------------------------
Total operating expenses                  405,573    393,858   364,152  339,709   294,092
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Operating income                          310,204    286,910   236,946  182,418   109,627
Nonoperating expenses                      29,721    34,180    31,846    27,614   20,060
Minority interest                          10,880    10,208    10,219     8,870    7,584
Income tax provision                       96,887    87,162    70,861    53,565   30,957
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Income before extraordinary item          172,716    155,360   124,020   92,369   51,026
Extraordinary item, net of tax1            (4,269)        0         0         0     (449)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Net income                              $ 168,447   $155,360  $124,020 $ 92,369  $50,577
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Cash dividends per share2               $  0.1750   $0.1387   $0.1093  $ 0.0898  $0.0389
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Earnings per share--basic:
  Income before extraordinary item2     $    1.50   $  1.32   $  0.99  $   0.73  $  0.41
Earnings per share--diluted:
  Income before extraordinary item2     $    1.44   $  1.27   $  0.96  $   0.71  $  0.41
Operating margin                               43%       42%       39%       35%      27%
Balance Sheet Data at Period End
Total assets3                           $ 431,553   $704,750  $673,193 $581,656  $338,435
Long-term debt--recourse1                        0    70,174    84,446    98,698   98,950
Long-term debt--nonrecourse3                54,954    323,818   309,741  272,850   185,388
Total liabilities                         194,093    556,344   553,785  492,279   379,079
Shareholders' equity                      237,097    147,868   118,812   88,706   (41,11)
Book value per share2                   $    2.06   $  1.26   $  0.97  $   0.69  $ (0.33)
Managed and Administered Assets at
Period End
(in millions)
Money market funds                      $ 135,092   $98,797   $83,299  $ 77,055  $63,622
Equity funds                               20,760    20,641    20,941    15,503   11,710
Fixed-income funds                         17,378    14,268    15,857    16,437   15,067
Separate accounts                           6,457     5,878     4,723     2,558    2,141
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Total managed assets                $ 179,687   $139,584  $124,820 $111,553  $92,540
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Total administered assets           $  44,684   $39,732   $41,234  $ 28,165  $46,999
-------------------------------------------------------------------------------------------


1 See Note (4) to the Consolidated Financial Statements for information concerning the early retirement of recourse debt in 2001.

2 Reflects the two-for-one and three-for-two stock splits paid in 1998 and the three-for-two stock split paid in 2000.

3 See Note (5) to the Consolidated Financial Statements for information concerning the B-Share sales programs.

Management's Discussion and Analysis
-------------------------------------------------------------------------------
of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the "Selected Consolidated Financial Data" section and the Consolidated Financial Statements appearing elsewhere in this report.

General

     Federated is a leading provider of investment management products and related financial services. The majority of Federated's revenue is derived from advising, distributing and servicing Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from servicing mutual funds sponsored by third parties.

     Investment advisory, distribution and the majority of servicing fees are based on the net asset value of the investment portfolios that are managed or administered by Federated. As such, these revenues are dependent upon factors including market conditions and the ability to attract and maintain assets. Accordingly, revenues will fluctuate with changes in the total value and composition of the assets under management or administration.

Asset Highlights


Average Managed and Administered Assets
dollars in millions for the years         2001        2000      1999       2001     2000
                                                                            vs.       vs.
ended December 31,                                                         2000     1999
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Money market funds                    $117,784    $ 86,406  $ 79,253         36%       9%
Equity funds                            20,682      22,107    17,531         (6%)     26%
Fixed-income funds                      15,859      14,713    16,680          8%     (12%)
Separate accounts                        6,268       5,168     4,109         21%      26%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
    Total average managed assets      $160,593    $128,394  $117,573         25%       9%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
    Total average administered        $ 41,982    $ 41,966  $ 35,079          0%      20%
    assets
--------------------------------------------------------------------------------------------



Components of Changes in Equity and Fixed-Income Fund Managed Assets
dollars in millions for the years ended December 31,           2001       2000   Percent
                                                                                  Change
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Equity Funds
  Beginning assets                                           $20,641    $20,941       (1%)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Sales                                                     5,338      10,306      (48%)
    Redemptions                                               (5,99)     (7,48)      (20%)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
      Net (redemptions) sales                                  (656)     2,817      (123%)
    Net exchanges                                              (189)        34      (656%)
    Acquisition related                                       3,383        319       961%
    Other1                                                    (2,41)     (3,47)       30%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Ending assets                                              $20,760    $20,641        1%
-------------------------------------------------------------------------------------------

Fixed-Income Funds
  Beginning assets                                           $14,268    $15,857      (10%)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Sales                                                     8,809      4,031       119%
    Redemptions                                               (6,06)     (5,29)       15%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
      Net sales (redemptions)                                 2,742      (1,26)      317%
    Net exchanges                                                27       (470)      106%
    Acquisition related                                           0         11      (100%)
    Other1                                                      341        134       154%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Ending assets                                              $17,378    $14,268       22%
-------------------------------------------------------------------------------------------


1 Includes primarily reinvested dividends and distributions, net investment income and changes in the market value of securities held by the funds.


     Period-end managed assets increased 29% in 2001 and 12% in 2000. Average managed assets grew 25% in 2001 and 9% in 2000. Federated grew total and average assets during 2001 and 2000 primarily through strong mutual fund sales and, to a lesser extent, through the completion of three acquisitions. Of the $40.1 billion increase in managed assets in 2001, approximately $3.4 billion or 8% is the result of acquisitions. In 2001, money market funds led in average asset growth with a 36% increase. Market conditions were favorable for growth in money market funds. Declining short-term interest rates, driven by historic Federal Reserve Bank easings, gave money market funds a persistent yield advantage as compared to the direct market. Rapid and sustained fluctuations in the equity markets also caused investors to increase their allocations to money market investments. Additionally, Federated benefited from the quality and performance of its products, the strength of its relationships and an increase in cash-management relationships with corporations, universities, government entities and broker/dealer organizations. In 2000, Federated experienced significant growth in both equity fund average assets and money market fund average assets. Changes in Federated's average asset mix year over year, which reflect shifts in investor demands, have a direct impact on Federated's total revenue as money market and fixed-income funds generally carry lower management fees per invested dollar than equity funds.

     The following table shows the percent of total revenue derived from each asset type over the last three years:

                                Relative Contribution to Total Revenue
-----------------------------------------------------------------------
-----------------------------------------------------------------------
                                 2001             2000           1999
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Money market fund assets           41%              33%            34%
Equity fund assets                 35%              37%            31%
Fixed-income fund assets           18%              19%            24%
Other activities                    6%              11%            11%
-----------------------------------------------------------------------


Results of Operations

     Net Income. Net income and certain items included in net income for the three years ended December 31, are summarized in the following table:


                                    Dollars (after-tax, in      Diluted Earnings Per Share1
                                           millions)
                                   Years Ended December 31,      Years Ended December 31,
 --------------------------------------------------------------------------------------------
                                   2001       2000     1999        2001      2000     1999
 --------------------------------------------------------------------------------------------
 Net income                      $168.4      $155.4  $124.0       $1.40     $1.27    $0.96
 Plus: Extraordinary loss on
          recourse debt             4.3         0.0     0.0        0.04      0.00     0.00
   prepayment2
 --------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------
   Income before extraordinary    172.7       155.4   124.0        1.44      1.27     0.96
   item
 --------------------------------------------------------------------------------------------
 --------------------------------                  ------------------------------------------
 Less: Gain on B-share             (5.9)        0.0     0.0       (0.05)     0.00     0.00
   transaction3
 Less: Gain on disposal of          0.0         0.0    (2.0)       0.00      0.00    (0.02)
   assets4
 Plus: CBO impairment charges5      9.2         1.9     0.0        0.08      0.02     0.00
 Plus: Net performance seed
   investment                       4.9         0.1    (0.4)       0.04      0.00    (0.00)
          losses/(gains)6
 --------------------------------                  ------------------------------------------
 --------------------------------------------------------------------------------------------
   Net other special items          8.2         2.0    (2.4)       0.07      0.02    (0.02)
 --------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------
 Adjusted net income             $180.9      $157.4  $121.6       $1.51     $1.29    $0.94
 --------------------------------------------------------------------------------------------


1 Per share amounts have been restated to reflect the three-for-two stock split paid in July 2000.

2 Federated prepaid the remaining balance of $70.0 million of its recourse debt utilizing existing cash and incurred an extraordinary make-whole charge. See Note (4) to the Consolidated Financial Statements contained elsewhere in this report.

3 Amount relates to Federated's sale of its retained interest in any residual cash flows from its B-share sales program that was in effect from October 1997 through September 2000. See Note (5) to the Consolidated Financial Statements contained elsewhere in this report.

4    Amount relates to Federated's sale of certain non-earning assets.

5 Amounts represent impairment charges recorded in "Other (loss) income, net" in the Consolidated Statements of Income to recognize other-than-temporary declines in the fair values of Federated's high-yield collateralized bond obligation (CBO) investments. See Notes (1) and (2) to the Consolidated Financial Statements contained elsewhere in this report.

6 Amounts represent realized losses/(gains) recorded on the redemption of performance seed investments and losses incurred as a result of other-than-temporary declines in the fair values of certain of these investments as appropriate. See Notes (1) and (2) to the Consolidated Financial Statements contained elsewhere in this report.

     Adjusted net income increased 15% and 29% in 2001 and 2000, respectively, as compared to the prior year. These increases primarily reflect increased revenue from managed assets and improved operating margins. Adjusted diluted earnings per share for 2001 and 2000 increased 17% and 37%, respectively, over the prior year due to increased net income and reduced weighted-average diluted shares outstanding resulting from stock repurchases in both years.

     Revenue. Revenue for the three years ended December 31, is set forth in the following table:



                                                                        2001       2000
in millions                              2001      2000      1999   vs. 2000       vs.
                                                                                   1999
-------------------------------------------------------------------------------------------
Revenue from managed assets            $669.2    $611.3    $534.5          9%        14%
Service-related revenue from
  sources other than managed assets      48.4      51.1      46.9         (5%)        9%
Other1                                   (1.8)     18.4      19.7       (110%)       (7%)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total revenue                           715.8     680.8     601.1          5%        13%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Adjusted for pretax effect of other      12.6       3.1      (3.8)
  special items1
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Adjusted total revenues                $728.4    $683.9    $597.3          7%        14%
-------------------------------------------------------------------------------------------


1 Adjustments explained by footnotes (3), (4), (5) and (6) to the Net Income table on page 3 were recorded on a pretax basis in "Other" as presented in this table.

     Adjusted total revenue increased $44.5 million in 2001 and $86.6 million in 2000 primarily as a result of increased revenue from managed assets. In 2001, the effect of the increase in average managed assets on 2001 revenue was partially offset by a shift in asset mix toward money market and fixed-income funds, which earn, on average, lower fees per invested dollar than equity funds.

     Service-related revenues from sources other than managed assets decreased $2.7 million in 2001 largely as a result of a change in customer mix. In 2000, service-related revenues from sources other than managed assets increased $4.2 million due primarily to the growth in average administered assets.

     Other revenue, excluding the items described in footnotes (3), (4), (5) and
(6) to the Net Income table on page 3 for each respective year, decreased $10.7 million in 2001 as compared to 2000. This decrease is primarily the result of a decline in interest and dividend income in 2001 due to lower investment balances as a result of cash used to acquire substantially all of the business of Edgemont Asset Management Corporation (Edgemont Acquisition) in the second quarter 2001 and decreased investment yields in 2001. Excluding these items, other revenue for 2000 increased $5.6 million over the prior year primarily as a result of increased interest and dividend income reflecting increased average yields in 2000 as compared to 1999.

     Operating Expenses. Operating expenses for the three years ended December 31, are set forth in the following table:

                                                                          2001     2000
in millions                             2001       2000      1999     vs. 2000     vs.
                                                                                   1999
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Compensation and related              $173.5     $162.3    $152.5            7%       6%
Advertising and promotional             68.3       60.2      55.1           13%       9%
Amortization of deferred sales          43.9       59.0      48.3          (26%)     22%
  commissions
Amortization of intangible assets       17.1        7.6      10.4          125%     (27%)
Other                                  102.8      104.8      97.9           (2%)      7%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Total operating expenses              $405.6     $393.9    $364.2            3%       8%
--------------------------------------------------------------------------------------------


     Total operating expenses increased $11.7 million in 2001 and $29.7 million in 2000. The increases in compensation and related expense primarily reflect increased base salary and variable-based compensation as a result of the Edgemont Acquisition in 2001 and as a result of strong sales and performance in 2000. The increases in advertising and promotional expense reflects increases in marketing allowances due to significant asset growth each year. Amortization of deferred sales commissions fluctuated in 2001 and 2000 as net asset values of and cash flows from equity fund assets decreased in 2001 and increased in 2000. Amortization of intangible assets increased in 2001 as a result of the Edgemont Acquisition and decreased in 2000 as a result of assets that became fully amortized during the year. All other expenses remained relatively flat year over year.

     Nonoperating Expenses. Nonoperating expenses decreased in 2001 as a result of lower levels of outstanding recourse and nonrecourse debt and increased in 2000 as a result of higher levels of outstanding nonrecourse debt partially offset by lower levels of recourse debt.

     Income Taxes. The income tax provision for 2001, 2000 and 1999 was $96.9 million, $87.2 million and $70.9 million, respectively. The provision increased in 2001 and 2000 over the prior year primarily as a result of the increases in the level of income before income taxes. The effective tax rate was 35.9% for both 2001 and 2000 and 36.4% for 1999.


Liquidity and Capital Resources

     At December 31, 2001, liquid assets, consisting of cash and cash equivalents, the current portion of securities available for sale and receivables, totaled $110.7 million as compared to $272.2 million in 2000. The decrease is primarily attributable to cash used in the second quarter 2001 to complete the Edgemont Acquisition. Federated also had $150.0 million available for borrowings under its credit facility as of December 31, 2001 (see Note (4) to the Consolidated Financial Statements).

     Operating Activities. Cash provided by operating activities totaled $280.6 million for 2001 as compared to $169.8 million for 2000. This increase is primarily attributable to the sales treatment of upfront commissions financed subsequent to September 2000 (see "B-Share Sales Programs" described below), lower sales commissions paid to brokers due to reduced sales of Class B shares of Federated's mutual funds and higher profitability in 2001.

     Investing Activities. In 2001, Federated received $102.3 million from redemptions of available-for-sale securities, invested $25.5 million in available-for-sale securities and paid $7.1 million to acquire property and equipment.

     On April 20, 2001, Federated completed the Edgemont Acquisition. The purchase price for this acquisition was $182.9 million. This price included cash payments of approximately $174.0 million, including transaction costs, and 315,732 shares of Federated Class B common stock valued at $8.9 million. The acquisition agreement provides for additional purchase price payments based upon the achievement of specified revenue growth over the next six years. These payments could aggregate to approximately $164.0 million, and could result in a $32.8 million cash payment in the second quarter 2002, if revenue targets are met. (See Note (17) to the Consolidated Financial Statements for details regarding the accounting treatment of this business combination.)

     Financing Activities. In 2001, Federated used $253.5 million for financing activities. Federated used $84.3 million to repay recourse debt, $70.0 million of which represented the early extinguishment of Federated's Senior Secured Note Purchase Agreements. The notes were due to mature in June 2006 and carried a fixed interest rate of 7.96%.

     In 2001, Federated repurchased 2.8 million shares of Class B common stock for $78.5 million under the stock repurchase programs. As of December 31, 2001, Federated can repurchase an additional 2.0 million shares through its authorized programs. On January 29, 2002, the board of directors approved a new share buyback program, which authorizes executive management to purchase up to five million additional shares of Federated Class B common stock through March 31, 2003. Repurchases under these programs are subject to restrictions under the Second Amended and Restated Credit Agreement entered into on January 22, 2002, which limit cash payments for additional stock repurchases as of January 31, 2002, to $190.1 million (see Note (18) to the Consolidated Financial Statements).

     Federated paid dividends in 2001 equal to $20.5 million or $0.175 per share. In January 2002, Federated's board of directors declared a dividend of $0.046 per share that was paid on February 15, 2002. After considering earnings through December 31, 2001, certain stock repurchases through January 31, 2002, and the dividend payment on February 15, 2002, Federated, given current debt covenants as disclosed in the Subsequent Events footnote (Note (18) to the Consolidated Financial Statements), has the ability to pay dividends of approximately $138.3 million.

     B-Share  Sales  Programs.  Federated  funds  upfront  commissions  paid  to broker/dealers on the sale of Class B shares of Federated mutual funds (B shares) through the sale of the rights to future cash flow streams associated with B-share commissions (see Note (5) to the Consolidated Financial Statements) to an independent third party. Rights to future 12b-1 fees and contingent deferred sales charges (CDSCs) sold through September 2000 were accounted for as financings for reporting purposes as a result of Federated's retained interest in any residual cash flows under this program. Rights to future shareholder service fees were also accounted for as financings due to the same retained interest as well as Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt was recorded.

     On December 31, 2001, Federated sold its retained interest in any residual cash flows under this B-share program to an independent third party. As a result, Federated recognized sale treatment accounting for B-share 12b-1 fees and CDSCs sold under this program. The recognition of sale treatment resulted in a $9.0 million pretax gain for Federated, which was recorded in "Other (loss) income, net" in the Consolidated Statements of Income, and the reversal of asset and liability balances related to this program. Additionally, beginning on January 1, 2002, Federated no longer recognizes revenue and expense items in its Consolidated Statements of Income for these sold 12b-1 fees and CDSCs as well as the related asset and liability balances. In 2001, revenue and expenses included $48.1 million and $45.7 million, respectively, recorded in connection with the financing accounting treatment of the B-share sales program. Federated continues to account for the prior sale of rights to future shareholder service fees as financings as a result of Federated's ongoing involvement in performing shareholder-servicing activities.

     Rights to future B-share-related 12b-1 fees and CDSCs sold subsequent to September 2000 were accounted for as true sales and a gain on the sale was recorded in "Other service fees-affiliates" in the Consolidated Statements of Income. The sale of rights to future shareholder service fees continued to be accounted for as financings.

     The current B-share sales program allows Federated to finance upfront sales commissions from October 2000 through December 2003.

     Future Cash Requirements. Management expects that the principal uses of cash will be to advance sales commissions, repurchase company stock, fund strategic business acquisitions including potential contingent payments relating to the Edgemont Acquisition, pay shareholder dividends, make minimum lease payments, fund property and equipment acquisitions and seed new products. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the B-share sales program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.


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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 eliminated the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and clarified the criteria to recognize intangible assets separately from goodwill.

     Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Federated adopted Statement 142 on January 1, 2002, in accordance with its effective date for calendar-year companies. As a result of adopting this standard, Federated did not recognize a transition adjustment but anticipates that annual amortization expense for 2002 as compared to 2001 will decrease by approximately $6 million.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." One of the primary objectives of this statement was to establish a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although Statement 144 supersedes FASB Statement No. 121 on impairment of long-lived assets, many of the requirements of Statement 121 regarding the test for and measurement of impairment losses of long-lived assets were retained. Federated adopted Statement 144 on January 1, 2002, and does not expect this statement to have a material impact on its financial condition or results of operations.


Alternative Products

     Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO pursuant to the terms of an investment management agreement between Federated and each CBO. As of December 31, 2001, assets managed by Federated in the CBOs totaled $1.0 billion. The financial condition and results of operations of these CBOs are not included in Federated's Consolidated Financial Statements as of and for the year ended December 31, 2001, or for any prior period. In each case, there exists a majority owner(s) that is an independent third party from Federated owning at least three percent equity in the CBO. Federated does not maintain control over these entities, has not guaranteed any of the notes issued by the CBOs nor has any obligations or commitments associated with them.


Critical Accounting Policies

     Federated's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that its policy regarding the identification, valuation and impairment of intangible assets involves a higher degree of judgment and complexity (see Note (1)(i) of the Consolidated Financial Statements).



Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. At December 31, 2001, Federated was exposed to price risk with regard to its investments in fluctuating-value mutual funds. This is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated's investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds (performance seeds) sponsored by Federated in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of December 31, 2001, the fair value of performance seed investments was $4.4 million. Federated did not hold any derivative investments to hedge its performance seeds in 2001.

     At December 31, 2001, Federated is also exposed to interest rate and credit risk relating to its investments in asset-backed securities. In periods of either rising default rates or interest rates, the carrying value of the investment may be adversely affected by unfavorable changes in cash flow estimates, declines in the value of the underlying fixed-rate securities, and increased expected returns. In 2001, Federated recorded a $14.1 million impairment charge related to other-than-temporary declines in the fair value of Federated's high-yield collateralized bond obligation investments (see Note (2) to the Consolidated Financial Statements). At December 31, 2001, Federated's remaining investments in asset-backed securities totaled $2.5 million.

     It is also important to note that a significant portion of Federated's revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in market or other conditions will therefore negatively impact revenue and net income.


Management's REPORT
-------------------------------------------------------------------------------


     Federated Investors, Inc.'s (Federated) management takes responsibility for the integrity and fair presentation of the financial statements in this financial annual report. These financial statements were prepared from accounting records which management believes fairly and accurately reflect Federated's operations and financial position.

     The financial statements were prepared in conformity with accounting principles generally accepted in the United States and, as such, include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the financial statements.

     Management is responsible for establishing and maintaining effective internal controls designed to provide reasonable assurance that assets are protected from improper use and accounted for in accordance with its policies and that transactions are recorded accurately in Federated's records. The concept of reasonable assurance is based upon a recognition that the cost of the controls should not exceed the benefit derived. Even effective internal control, no matter how well designed, has inherent limitations--including the possibility of circumvention or overriding of controls--and therefore can only provide reasonable assurance with respect to financial statement preparation and safeguarding of assets.

     The financial statements of Federated have been audited by Ernst & Young LLP, independent auditors. Their accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States.



Federated Investors, Inc.

/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer



/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer



January 31, 2002

REPORT OF ERNST & YOUNG, LLP,  INDEPENDENT AUDITORS
-------------------------------------------------------------------------------


Shareholders and Board of Directors
Federated Investors, Inc.

     We have audited the accompanying consolidated balance sheets of Federated Investors, Inc. and subsidiaries (Federated) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Federated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated Investors, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
January 31, 2002








Consolidated Balance Sheets
-------------------------------------------------------------------------------
(dollars in thousands)


December 31,                                                              2001       2000
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                              $73,511   $149,920
Securities available for sale                                            4,602     85,305
Receivables--affiliates                                                  26,844     31,070
Receivables--other, net of reserve of $315 and $86, respectively          5,737      5,873
Accrued revenue                                                          6,596      6,594
Prepaid expenses                                                         2,633      3,156
Current deferred tax asset, net                                          2,025      2,349
Other current assets                                                       361        280
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total current assets                                                  122,309   284,547
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Long-Term Assets
Goodwill, net of accumulated amortization of $24,862 and $18,949,       131,867    32,099
  respectively
Investment advisory contracts, net of accumulated amortization of       65,409     14,833
  $26,172 and $17,392, respectively
Other intangible assets, net of accumulated amortization of $2,563      14,617         45
  and $135, respectively
Deferred sales commissions, net of accumulated amortization of          56,875    315,612
  $47,222 and $136,409, respectively
Property and equipment, net                                             34,521     36,406
Other long-term assets                                                   5,955     21,208
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total long-term assets                                                309,244   420,203
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Total assets                                                       $431,553  $704,750
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Current Liabilities
Cash overdraft                                                         $ 5,085   $  1,090
Accrued expenses                                                        58,275     56,806
Accounts payable                                                        29,102     30,161
Income taxes payable                                                    26,543      8,162
Other current liabilities                                                6,103     19,303
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total current liabilities                                             125,108   115,522
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Long-Term Liabilities
Long-term debt--recourse                                                      0     70,174
Long-term debt--nonrecourse                                              54,954    323,818
Long-term deferred tax liability, net                                    7,036     40,565
Other long-term liabilities                                              6,995      6,265
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total long-term liabilities                                           68,985    440,822
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Total liabilities                                                   194,093   556,344
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Minority interest                                                          363        538
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock:
  Class A, no par value, 20,000 shares authorized, 9,000 issued and        189        189
    outstanding
  Class B, no par value, 900,000,000 shares authorized, 129,505,456     82,299     75,287
    shares issued
Additional paid-in capital from treasury stock transactions              3,543          0
Retained earnings                                                       411,447   263,456
Treasury stock, at cost, 14,144,515 and 12,384,647 shares Class B       (259,6)6  (187,58)
  common stock, respectively
Employee restricted stock plan                                            (469)      (736)
Accumulated other comprehensive loss                                      (286)    (2,746)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total shareholders' equity                                            237,097   147,868
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
    Total liabilities, minority interest, and shareholders' equity     $431,553  $704,750
-------------------------------------------------------------------------------------------


(The accompanying notes are an integral part of these Consolidated Financial Statements.)


Consolidated Statements of Income
-------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

Years Ended December 31,                                   2001         2000         1999
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Revenue
Investment advisory fees, net--affiliates               $412,417     $369,823      $314,957
Investment advisory fees, net--other                      10,563       10,411        9,966
Administrative service fees, net--affiliates             109,519       87,268       80,993
Administrative service fees, net--other                   20,845       22,602       23,388
Other service fees, net--affiliates                      133,585      137,916       124,188
Other service fees, net--other                            27,595       28,440       23,512
Commission income                                         3,102        5,922        4,407
Interest and dividends                                    9,743       19,042       13,926
(Loss) gain on sale of securities available for sale     (7,050)         (89)         820
Other (loss) income, net                                 (4,542)        (567)       4,941
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total revenue                                         715,777      680,768       601,098
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Operating Expenses
Compensation and related                                173,462      162,284       152,469
Advertising and promotional                              68,279       60,162       55,132
Systems and communications                               29,142       30,163       27,809
Professional service fees                                27,205       26,848       24,431
Office and occupancy                                     27,124       25,331       25,313
Travel and related                                       12,993       14,684       13,797
Amortization of deferred sales commissions               43,860       59,041       48,275
Amortization of intangible assets                        17,121        7,560       10,405
Other                                                     6,387        7,785        6,521
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total operating expenses                              405,573      393,858       364,152
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Operating income                                        310,204      286,910       236,946
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Nonoperating Expenses
Debt expense--recourse                                     6,600        8,317        8,867
Debt expense--nonrecourse                                 23,121       25,863       22,979
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total nonoperating expenses                            29,721       34,180       31,846
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Income before minority interest, income taxes and       280,483      252,730       205,100
  extraordinary item
Minority interest                                        10,880       10,208       10,219
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item       269,603      242,522       194,881
Income tax provision                                     96,887       87,162       70,861
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Income before extraordinary item                        172,716      155,360       124,020
Extinguishment of recourse debt, net of tax              (4,269)           0            0
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Net income                                           $168,447     $155,360      $124,020
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Earnings Per Share--Basic1
Income before extraordinary item                       $   1.50     $   1.32      $  0.99
Extinguishment of recourse debt, net of tax               (0.04)           0            0
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Net income per share--basic                           $   1.46     $   1.32      $  0.99
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Earnings Per Share--Diluted1
Income before extraordinary item                       $   1.44     $   1.27      $  0.96
Extinguishment of recourse debt, net of tax               (0.04)           0            0
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Net income per share--diluted                         $   1.40     $   1.27      $  0.96
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Cash dividends per share1                              $ 0.1750     $ 0.1387      $0.1093
-------------------------------------------------------------------------------------------


1 Per share amounts have been restated to reflect the three-for-two stock split paid in 2000.

     (The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Shareholders' Equity
-----------------------------------------------------------------------------
(dollars in thousands)

Years Ended December 31, 2001, 2000 and 1999








                                  Shares                         Additional Retained          Employee Accumulated    Total
                                                                 Paid-in    Earnings          Restrict Other          Shareholders'
                                                                 Capital                      Stock    Comprehensive  Equity
                                                                 from                         Plan     Income
                                                                 Treasury                              (Loss)
                                                       Common    Stock                  Treasury
                                                       Stock     Transactions           Stock
---------------------------------------------------- ------------------------------------------------------------------------------
                           Class A  Class B   Treasury
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at                  6,000   86,198,250  138,750   $75,279   $       0  $14,556 $  (23)   $ (1,512)        $ 406  $  88,706
January 1, 1999
----------------------------
----------------------------
Net income                      0        0        0         0           0   124,020     0            0            0  124,020
Other comprehensive loss,
net of tax:
  Unrealized gain on
  securities available for
  sale, net of
  reclassification
  adjustment                    0        0        0         0           0       0       0            0         (449)   (449)
  Foreign currency
  translation                   0        0        0         0           0       0       0            0          (63)    (63)
  Other                         0        0        0         0           0       0       0            0           11      11
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                 123,519
----------------------------                                                                                         --------------
----------------------------                                                                                         --------------
Amortization of employee        0        0        0       260           0       0       0          203            0     463
restricted stock plan and
other compensation plans
----------------------------
----------------------------
Dividends declared              0        0        0         0           0   (13,924)    0            0            0  (13,924)
Restricted stock
forfeitures                     0        0        0      (263)          0       0       0          263            0       0
Purchase of treasury stock      0 (4,483,610) 4,483,610     0           0       0   (79,953)         0            0  (79,953)
Other                           0        0        0         0           0       1       0            0            0       1
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at                  6,000 81,714,640  4,622,360  75,276           0   124,653 (79,976)    (1,046)         (95) 118,812
December 31, 1999
----------------------------
----------------------------
Net income                      0        0        0         0           0   155,360     0            0            0  155,360
Other comprehensive loss,
net of tax:
  Unrealized loss on
  securities available for
  sale, net of
  reclassification
  adjustment                    0        0        0         0           0       0       0            0       (2,596) (2,596)
  Foreign currency
  translation                   0        0        0         0           0       0       0            0          (55)    (55)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                 152,709
----------------------------                                                                                         --------------
----------------------------                                                                                         --------------
Amortization of employee        0        0        0       200           0       0       0          310            0     510
restricted stock plan and
other compensation plans
----------------------------
----------------------------
Issuance of three-for-two   3,000 39,501,774  3,666,682     0           0       0       0            0            0       0
stock split
Dividends declared              0        0        0         0           0   (16,557)    0            0            0  (16,557)
Purchase of treasury stock      0 (4,095,605) 4,095,605     0           0       0   (107,606)        0            0  (107,606)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at                  9,000 117,120,809 12,384,647 75,476           0   263,456 (187,582)     (736)      (2,746) 147,868
December 31, 2000
----------------------------
----------------------------
Net income                      0        0        0         0           0   168,447     0            0            0  168,447
Other comprehensive loss,
net of tax:
  Unrealized loss on
  securities available for
  sale, net of
  reclassification
  adjustment                    0        0        0         0           0       0       0            0        2,510   2,510
  Foreign currency
  translation                   0        0        0         0           0       0       0            0          (50)    (50)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                 170,907
----------------------------                                                                                         --------------
----------------------------                                                                                         --------------
Amortization of employee        0        0        0       309           0       0       0          267            0     576
restricted stock plan and
other compensation plans
----------------------------
----------------------------
Dividends declared              0        0        0         0           0     (20,456)     0           0            0  (20,456)
Stock issuance for
business combination            0  315,732      (315,732)   0           6,683       0   2,237            0            0   8,920
Exercise of stock options       0  693,600      (693,60)    6,703      (3,140)      0   4,227            0            0   7,790
Purchase of treasury stock      0 (2,769,200)   2,769,200   0           0           0   (78,508)         0            0  (78,508)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at                  9,000 115,360,941   14,144,515  $82,488   $ 3,543  $411,447 $(259,626)   $(469)      $ (286) $237,097
December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------

(The accompanying notes are an integral part of these Consolidated Financial
Statements.)














(The accompanying notes are an integral part of these Consolidated Financial Statements.)




Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------
(dollars in thousands)



Years Ended December 31,                                    2001         2000         1999
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Operating Activities
Net income                                              $168,447      $155,360    $124,020
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Amortization of intangible assets                         17,121        7,560       10,405
Depreciation and other amortization                        8,859        8,243        7,712
Amortization of deferred sales commissions                43,860       59,041       48,275
Minority interest                                         10,880       10,208       10,219
Gain on disposal of assets                                (5,099)        (668)      (3,793)
(Benefit) provision for deferred income taxes            (18,633)       2,981        4,540
Tax benefit from exercise of stock options                 6,703            0            0
Deferred sales commissions paid                          (69,135)      (134,1)5    (128,05)
Contingent deferred sales charges received                30,872       45,564       39,399
Proceeds from sale of certain future revenues             59,580       13,825            0
Other changes in assets and liabilities:
  Decrease (increase) in receivables, net                  3,544       (1,496)      (4,194)
  Decrease in other assets                                15,128        2,148        2,391
  Increase (decrease) in accounts payable and accrued         58       (1,738)      12,129
  expenses
  Increase in income taxes payable                        18,381        5,297          343
  Increase (decrease) in other current liabilities         4,919       (4,160)       2,652
  (Decrease) increase in other long-term liabilities     (14,839)       1,791        6,106
--------------------------------------------------------------------------------------------
    Net cash provided by operating activities            280,646       169,841     132,145
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of property and equipment              43          157        4,007
Additions to property and equipment                       (7,089)      (12,31)     (17,451)
Cash paid for business acquisitions and investment in    (173,37)      (12,19)      (2,158)
  joint venture
Purchases of securities available for sale               (25,505)      (35,44)     (88,950)
Proceeds from redemptions of securities available for    102,321        2,987       25,828
  sale
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
    Net cash used by investing activities                (103,60)      (56,80)     (78,724)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Financing Activities
Distributions to minority interest                       (11,055)      (10,26)     (10,294)
Dividends paid                                           (20,456)      (16,55)     (13,924)
Proceeds from exercise of stock options                    1,087            0            0
Purchases of treasury stock                              (78,508)      (107,6)6    (79,953)
Proceeds from new borrowings--nonrecourse                  12,214       114,831     123,372
Payments on debt--recourse                                (84,297)      (14,25)        (232)
Payments on debt--nonrecourse                             (72,435)      (100,7)4    (86,481)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
    Net cash used by financing activities                (253,45)      (134,6)3    (67,512)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (76,409)      (21,57)     (14,091)
Cash and cash equivalents, beginning of period           149,920       171,490     185,581
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $ 73,511      $149,920    $171,490
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
  Interest                                              $  9,581      $11,223     $ 13,611
  Income taxes                                           102,241       77,990       63,957

(The accompanying notes are an integral part of these Consolidated Financial
Statements.)


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     (December 31, 2001, 2000 and 1999, dollar amounts in thousands, except per share data)


(1) Summary of Significant Accounting Policies


(a) Nature of Operations

     Federated Investors, Inc. and its subsidiaries (Federated) sponsor, market and provide investment advisory, distribution and administrative services primarily to mutual funds. Federated also provides investment advisory and administrative services to corporations, employee benefit plans and private investment advisory accounts. The operations of Federated are organized into three principal functions: investment advisory, distribution and services.

     A large portion of Federated's revenue is derived from investment advisory services provided to mutual funds and separately managed accounts through various subsidiaries and affiliates pursuant to investment advisory contracts. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 and with certain states.

     Shares of the portfolios or classes of shares under management or administration by Federated are distributed by wholly owned subsidiaries, which are registered broker/dealers under the Securities Exchange Act of 1934 and under applicable state laws. Federated's investment products are primarily distributed within the bank trust, broker/dealer and institutional markets.

     Federated provides mutual fund services to support the operation and administration of all mutual funds it sponsors.


(b) Basis of Presentation

     The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.


(c) Consolidation

     The Consolidated Financial Statements include the accounts of Federated Investors, Inc. and entities in which Federated has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated. In determining whether consolidation of Federated's alternative products is appropriate, Federated considers whether the majority owner of the entity is an independent third party who has made a substantive capital investment in the entity, whether the majority owner has the substantive risks and rewards of ownership and whether the majority owner controls the activities of the entity.


(d) Business Combinations

     Business combinations have been accounted for under the purchase method of accounting. Results of operations of an acquired business are included from the date of acquisition. Management allocates the cost of an acquired entity to acquired assets, including identifiable intangible assets, and assumed liabilities based on their estimated fair values as of the date of acquisition. Any excess cost of the acquired entity that exists after this allocation process is recorded as "Goodwill" on the Consolidated Balance Sheets.


(e) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts due from banks and investments, which consist of interest-bearing deposits with banks, overnight federal funds sold, money market accounts, and other investments with an original maturity of less than three months.


(f) Securities Available for Sale

     Securities available for sale includes Federated's investments in fluctuating-value mutual funds and asset-backed securities. These investments are carried at fair value based on quoted market prices or, in the absence of quoted market prices, discounted cash flows. These investments are classified as current or long-term assets and are included in "Securities available for sale" or "Other long-term assets," respectively, on the Consolidated Balance Sheets based on management's intention to sell the investment. The unrealized gains or losses on these securities are included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets, net of tax. Realized gains and losses on these securities are computed on a specific identification basis and recognized in "(Loss) gain on sale of securities available for sale" in the Consolidated Statements of Income.

     On a periodic basis, management evaluates for impairment the carrying value of fluctuating-value mutual fund securities that have declined in fair value. Management considers various criteria, including the duration and extent of the decline, the ability and intent of management to retain the investment for a period of time sufficient to allow the value to recover and the financial condition and near-term prospects of the investment, to determine whether a decline in fair value is other than temporary. If, after considering these criteria, management believes that a decline is other than temporary, the carrying value of the security is written down to fair value through the Consolidated Statements of Income. With respect to Federated's investments in asset-backed securities, estimates of future cash flows are updated each quarter based on actual defaults, changes in anticipated default rates or other portfolio changes. The carrying values of these investments are written down to fair value at that time, as appropriate. Impairment adjustments are recognized in "Other (loss) income, net" in the Consolidated Statements of Income.



Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------
(December 31, 2001, 2000 and 1999, dollar amounts in thousands, except per share data)


(g) Property and Equipment

     Property and equipment are recorded at cost, or fair value if acquired in connection with a business combination, and are depreciated using the straight-line method over their estimated useful lives ranging from three to 25 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or their respective lease terms, whichever is shorter. As property and equipment are placed out-of-service, the cost and related accumulated depreciation are removed and any residual net book value is reflected as a loss in "Other (loss) income, net" in the Consolidated Statements of Income.


     (h) Costs of Computer Software Developed or Obtained for Internal Use Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in "Property and equipment, net" on the Consolidated Balance Sheets and are amortized using the straight-line method over the shorter of the estimated useful life of the software or four years.


(i) Intangible Assets

     Intangible assets, consisting primarily of goodwill, investment advisory contracts and employment and noncompete agreements acquired in connection with various business combinations, are recorded at fair value determined as of the date of acquisition. For significant acquisitions, Federated obtains an independent valuation to establish the fair value of assets acquired. For all other acquired assets, fair value is estimated by management. In either case, fair value of separately identifiable intangible assets that meet the criteria for recognition apart from goodwill is generally estimated using a discounted cash flow model. The discounted cash flow model considers various factors to project discounted future cash flows expected to be generated from the asset. Given the investment advisory nature of Federated's business and of the businesses acquired over the years, these factors typically include: (1) an estimated attrition rate for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates an attrition rate for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated redemption rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is equal to Federated's weighted-average cost of capital. After the fair value of all separately identifiable assets has been estimated, the cost of the acquisition in excess of the sum of the fair values of these assets is allocated to goodwill.

     Goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful life, not to exceed 25 years. Investment advisory contracts are amortized using the straight-line method over their estimated useful life (five to 14 years). Management continuously evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value determined using discounted cash flows.

     Measuring impairment for investment advisory contract intangible assets is dependent upon the remaining level of managed assets acquired in connection with the business combination. A decline in the remaining managed asset balance in excess of the estimated attrition rate for those managed assets could have a considerable impact on the underlying value of an investment advisory contract intangible asset.


(j) Equity Investment

     Federated owns a 50% interest in a joint-venture company, Federated Asset Management GmbH, which administers separate accounts for institutional investors in Germany. This joint venture is accounted for under the equity method of accounting. The equity investment is carried at Federated's share of net assets and included in "Other long-term assets" on the Consolidated Balance Sheets. The proportionate share of income or loss from this entity is included in "Other
(loss) income, net" in the Consolidated Statements of Income.


(k) Deferred Sales Commissions and Nonrecourse Debt

     Federated pays commissions to broker/dealers to promote the sale of certain mutual fund shares. Under various fund-related contracts, Federated is entitled to distribution and servicing fees from the mutual fund over the life of such shares. These fees are calculated as a percentage of average managed assets associated with the related classes of shares.


     Federated capitalizes upfront commissions paid to broker/dealers for the sale of non-B shares as deferred sales commissions and amortizes them over the estimated period of benefit not to exceed six years. The distribution and servicing fees are recognized in the Consolidated Statements of Income over the life of the mutual fund share class. Contingent deferred sales charges collected from redeeming shareholders are used to reduce the deferred sales commission asset.

     Federated sells to independent third parties the rights to receive future 12b-1 fees, shareholder service fees and contingent deferred sales charges (CDSCs) on Class B shares of various mutual funds it manages. For accounting purposes, sales of 12b-1 fees and CDSCs through September 2000 were reflected as financings due to Federated retaining an interest in the residual cash flows under this sales program. Shareholder service fees sold through September 2000 were also accounted for as financings due to the same retained interest as well as Federated's ongoing involvement in performing shareholder-servicing activities. As a result, the related upfront commissions paid were capitalized and nonrecourse debt was recorded. On December 31, 2001, Federated sold its retained interest in any residual cash flows under this program allowing sales treatment accounting on the 12b-1 and CDSCs sold through September 2000.

     Sales of 12b-1 fees and CDSCs since October 2000 are reflected as true sales and the related gains were included in "Other service fees, net--affiliates" in the Consolidated Statements of Income. Sales of shareholder service fees since October 2000 continued to be accounted for as financings. See Note (5) for additional detail on these transactions.


(l) Foreign Currency Translation

     Federated's equity investment in the joint-venture company is translated at the current exchange rate as of the end of the accounting period and the related share of income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets. Foreign currency transaction gains and losses relating to Federated's foreign subsidiaries are reflected in the Consolidated Statements of Income.


(m) Treasury Stock

     Federated accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from total shareholders' equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific identification basis. If Federated reissues treasury stock for more or less than the cost of the shares, the "Additional paid-in capital from treasury stock transactions" account on the Consolidated Balance Sheets is credited or debited, respectively.


(n) Revenue Recognition

     Revenue is recognized during the period in which the services are performed. Federated may waive certain fees for services (primarily investment advisory fees) for competitive reasons, or to meet regulatory requirements. Investment advisory fees, administrative service fees and other service fees are recorded net of subadvisory arrangements and third-party distribution and service costs.


(o) Stock-Based Compensation

     As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), Federated has elected to apply Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans.


(p) Reporting on Advertising

Federated expenses the cost of all advertising as incurred.


(q) Income Taxes

     Federated accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


(r) Earnings Per Share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires that both basic and diluted earnings per share be presented. Basic earnings per share are based on the weighted-average number of common shares outstanding during each period reduced by nonvested restricted stock. Diluted earnings per share are based on basic shares as determined above plus incremental shares that would be issued upon the assumed exercise of in-the-money stock options and nonvested restricted stock using the treasury stock method.


(s) Comprehensive Income

     Federated reports all changes in comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity, in accordance with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income, unrealized gains and losses on securities available for sale, net of tax, and foreign currency translation adjustments, net of tax.


(t) Business Segments

     Federated has not presented business segment data in accordance with Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," because it operates predominantly in one business segment, the investment advisory and asset management business.


(u) Reclassification of Prior Periods' Statements

     Certain items previously reported have been reclassified to conform with the current year presentation.


(v) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Federated adopted Statement 142 on January 1, 2002, in accordance with its effective date for calendar year companies. As a result of adopting this standard, Federated did not recognize a transition adjustment on January 1, 2002, but anticipates that annual amortization expense for 2002 as compared to 2001 will decrease by approximately $6,000.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." One of the primary objectives of this statement was to establish a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although Statement 144 supersedes FASB Statement No. 121 on impairment of long-lived assets, many of the requirements of Statement 121 regarding the test for and measurement of impairment losses of long-lived assets were retained. Federated adopted Statement 144 on January 1, 2002, and does not expect this statement to have a material impact on its financial condition or results of operations.


(2) Securities Available for Sale

     Current and long-term securities available for sale (see Note (1)) were as follows:


                                                                               Estimated
                                                                               Market
                                                     Gross Unrealized          Value
                                                 --------------------------
                                                 --------------------------
                                      Cost         Gains        (Losses)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Fluctuating-value mutual funds      $  4,783      $      8       $   (189)      $   4,602
Asset-backed securities                2,500             0              0           2,500
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total as of December 31, 2001       $  7,283      $      8       $   (189)      $   7,102
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Fluctuating-value mutual funds      $ 88,802      $     68       $ (4,956)      $  83,914
Asset-backed securities               17,374           844              0          18,218
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total as of December 31, 2000       $106,176      $    912       $ (4,956)      $ 102,132
-------------------------------------------------------------------------------------------


     Gross realized gains and (losses) on the sale of securities available for sale were approximately $245 and $(7,295) in 2001; $850 and $(939) in 2000; and $1,162 and $(342) in 1999, respectively.

     During 2001,  Federated  recorded an impairment charge of $14,126 in "Other
(loss) income, net" in the Consolidated Statements of Income, which resulted in the write off of the remaining carrying value of Federated's high-yield collateralized bond obligation (CBO) investments. The fair value of these investments was reduced to zero as a result of default rates rising during the second half of 2001.



(3) Property and Equipment

Property and equipment consisted of the following at December 31:

                                               2001          2000
-------------------------------------------------------------------
-------------------------------------------------------------------
Computer equipment                          $23,251       $22,035
Leasehold improvements                       21,986        21,209
Software development                         12,506         8,785
Office furniture and equipment               12,134        11,972
Transportation equipment                     11,908        11,884
-------------------------------------------------------------------
  Total cost/fair value                      81,785        75,885
  Accumulated depreciation                   (47,26)       (39,47)
-------------------------------------------------------------------
-------------------------------------------------------------------
Property and equipment, net                 $34,521       $36,406
-------------------------------------------------------------------


     Depreciation expense was $8,426, $7,288 and $6,663 for the years ended December 31, 2001, 2000 and 1999, respectively, and included the amortization of assets recorded under capital leases.


(4) Long-Term Debt--Recourse

Federated's long-term debt--recourse consisted of the following at December 31:

                                                        2001      2000
------------------------------------------------------------------------
------------------------------------------------------------------------
Senior Secured Note Purchase Agreements1              $    0    $84,000
Capitalized leases2                                      157       454
------------------------------------------------------------------------
------------------------------------------------------------------------
Total recourse debt                                      157     84,454
Less: current portion                                    157     14,280
------------------------------------------------------------------------
------------------------------------------------------------------------
Total long-term debt--recourse                         $    0    $70,174
------------------------------------------------------------------------

1 On December 31, 2001, Federated used existing cash to repay the remaining balance of $70,000 on the Senior Secured Note Purchase Agreements (the Notes), which were scheduled to mature in June 2006. The Notes carried a fixed interest rate of 7.96%. In connection with the early retirement of the Notes, Federated paid a make-whole amount equal to $6,567, which was recorded net of taxes as an extraordinary item in the Consolidated Statements of Income.

2    The capital leases are scheduled to be fully paid off in 2002.

     As of December 31, 2001, Federated was able to borrow up to $150,000 under the provisions of the Amended and Restated Senior Secured Credit Agreement (the Credit Facility), the term of which was scheduled to expire in January 2002. Under this agreement, Federated paid a facility fee of 0.10% on the revolving credit commitment. At December 31, 2001, the outstanding balance under the Credit Facility was zero. Borrowings under the Credit Facility were secured by pledges of all the outstanding common stock or shares of beneficial interest of all of the domestic subsidiaries wholly owned by Federated Investors, Inc. The Credit Facility contained various financial and nonfinancial covenants. Federated was in compliance with all such covenants at both December 31, 2001 and 2000. On January 22, 2002, Federated renewed the Credit Facility (see Note
(18)) for an additional 364-day term.

     A wholly owned subsidiary of Federated has a discretionary line of credit agreement with a bank under which it can borrow up to $45,000 for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this agreement bear interest at a rate defined by the bank at the time of the borrowing and are payable on demand. At December 31, 2001, the outstanding balance under this agreement was zero.


(5) B-Share Sales Programs

     Federated sells its rights to future cash flow streams associated with B-share deferred sales commissions (distribution and servicing fees as well as contingent deferred sales charges (CDSCs)) to an independent third party. For accounting purposes, sales of distribution fees and CDSCs from inception of the first program in 1997 through September 2000 were accounted for as financings as a result of Federated's retained interest in any residual cash flows under this program. Sales of servicing fees under the first program were also accounted for as financings due to the same retained interest as well as Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt was recorded. As a result, "Other service fees, net - affiliates" in the Consolidated Statements of Income reflect distribution and servicing fees earned on B shares sold through September 2000. In addition, debt expense associated with the nonrecourse debt, amortization of deferred sales commissions and other program-related expenses were recorded for sales through September 2000.

     Beginning in October 2000, pursuant to the terms of a second sales program with an independent third party, Federated accounted for the sales of its rights to future distribution fees and CDSCs as true sales and the related gains were included in "Other service fees, net - affiliates" in the Consolidated Statements of Income. Sales of Federated's rights to future servicing fees continued to be accounted for as financings due to Federated's ongoing involvement in performing shareholder-servicing activities.

     On December 31, 2001, Federated sold its retained interest in any residual cash flows under its first B-share program. As a result, Federated recognized sale treatment accounting for B-share distribution fees and CDSCs under this program. The recognition of sale treatment resulted in a $9,017 pretax gain for Federated, which was recorded in "Other (loss) income, net" in the Consolidated Statements of Income, and the reversal of asset and liability balances related to this program. Additionally, beginning on January 1, 2002, Federated no longer recognizes revenue and expense items on its Consolidated Statements of Income for the sold distribution fees and CDSCs as well as the related asset and liability balances. Federated continues to account for the prior sale of rights to future servicing fees as financings.

Federated's nonrecourse debt balances consisted of the following at December 31:


                                               Interest Rate              2001         2000
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
1997-1 Class A and B1                          7.44% - 9.80%         $       0    $  46,118
Financings - 10/97 through 9/001               6.68% - 8.60%            41,446      274,949
Financings - 10/00 through 12/01               5.80% - 8.60%            13,508        2,751
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                                                     $  54,954    $ 323,818
--------------------------------------------------------------------------------------------


1 Nonrecourse debt associated with servicing fees sold under Federated's first program is included in Financings - 10/97 through 9/00 for 2001.

     The debt is considered nonrecourse debt for Federated and does not contain a contractual maturity but is amortized dependent upon the cash flows of the related B-share assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.


(6) Employee Benefit Plans

(a) 401(k)/Profit Sharing Plan

     Federated offers a 401(k) plan covering substantially all employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 15% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code limitations. Federated makes a matching contribution in an amount equal to 100% of the first 2% that each participant deferred and 50% of the next 4% of deferral contributions. Forfeitures of nonvested matching contributions are used to offset future matching contributions. Beginning January 1, 2002, non-highly-compensated employees will be able to contribute as much as 25% of their annual compensation to the 401(k) plan, subject to Internal Revenue Code limitations.

     Vesting in Federated's matching contributions commences once a participant in the 401(k) plan has been employed at least three years and worked at least 1,000 hours per year. Upon completion of three years of service, 20% of Federated's contribution included in a participant's account vests and 20% vests for each of the following four years if the participant works 1,000 hours per year. Employees are immediately vested in their 401(k) salary deferral contributions. Beginning January 1, 2002, among other revisions to the 401(k) plan, the employees' vesting schedule will accelerate. Upon completion of two years of service, 20% of Federated's contribution included in a participant's account will vest and 20% will vest each year of the subsequent four years of service.

     Matching contributions to the 401(k) plan amounted to $3,377, $3,017 and $2,241 for the years ended December 31, 2001, 2000 and 1999, respectively.

     A Federated employee becomes eligible to participate in the Profit Sharing Plan upon the first day of employment. The Profit Sharing Plan is a defined contribution plan to which Federated may contribute amounts as authorized by its board of directors. No contributions have been made to the Profit Sharing Plan in 2001, 2000 or 1999. At December 31, 2001, the Profit Sharing Plan held 2.2 million shares of Federated Class B common stock.

(b) Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of December 31, 2001, 46,950 shares were purchased by the plan on the open market since the plan's inception in 1998.



(7) Other Compensation Plans

(a) Deferred Compensation Plans

     In 1997, a deferred compensation arrangement was established for a group of key employees for the purpose of providing incentives to certain individuals who contributed substantially to the success of Federated. In July 2001, in accordance with the terms of the arrangement, Federated paid all amounts due under the plan. Amounts included in "Compensation and related" expense in the Consolidated Statements of Income for bonuses earned under this plan were $586, $706 and $508 for the years ended December 31, 2001, 2000 and 1999, respectively.

(b) Employee Restricted Stock Plan

     Under the Employee Restricted Stock Plan and subject to restrictions, Federated has sold shares of Class B common stock to certain key employees. During the restricted period, the recipient receives dividends on the shares. The compensation cost to Federated (the difference between the estimated fair value of the stock and the amount paid by the key employees at issuance) is expensed over the period of employee performance during which the restrictions lapse, not to exceed 10 years. Federated did not sell any shares of Class B common stock under the Employee Restricted Stock Plan in 2001, 2000 or 1999. There were no forfeitures in 2001 or 2000 and 202,500 shares (split adjusted) were forfeited in 1999. For the years ended December 31, 2001, 2000 and 1999, compensation expense related to the Employee Restricted Stock Plan was $267, $310 and $203, respectively.


(c) Stock Options

     Option and option-related data have been restated to reflect stock splits.

     Stock options are part of the Stock Incentive Plan offered by Federated to reward its employees and independent directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated.

     In 1999, 855,000 employee stock options were granted, 300,000 options were awarded to executive officers in lieu of a portion of their 1998 earned bonus awards and 4,500 options were awarded to independent directors. In 2000, 5,476,500 employee stock options were granted, 300,000 options were awarded to executive officers in lieu of a portion of their 1999 earned bonus awards and 4,500 options were awarded to independent directors. In 2001, 45,000 employee stock options were granted, 199,980 options were awarded to executive officers in lieu of a portion of their 2000 earned bonus awards and 12,000 options were awarded to independent directors. In the event the independent appraisals (prior to the public registration of Federated's Class B common stock in May 1998) or market value of the Class B common stock exceeds the exercise price of the options at the time of issuance, the difference is charged to compensation expense over the vesting period. For existing plans, vesting occurs over a 0- to 10-year period and may be accelerated as a result of meeting specific performance criteria. Each vested option may be exercised, during the stated exercise period, for the purchase of one share of Class B common stock at the exercise price. In 2001, 693,600 stock options were exercised.

     For the years ended December 31, 2001, 2000 and 1999, compensation expense related to stock options was $309, $200 and $260, respectively.

     The following table summarizes the status of and changes in Federated's stock option plan during the past three years:



                                 Options     Weighted-Average  Options     Weighted-Average
                                                  Exercise     Exercisable Exercise Price
                                                     Price
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Outstanding at beginning of 19995,741,025            $2.63            0             $0.00
Granted                         1,159,500           $12.38
Forfeited                       (197,325)            $3.30
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Outstanding at end of 1999      6,703,200            $4.29      310,500            $11.76
Granted                         5,781,000           $24.55
Forfeited                       (317,000)            $5.74
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Outstanding at end of 2000      12,167,200          $13.88     1,744,500            $6.54
Granted                          256,980            $29.50
Exercised                       (693,600)            $1.57
Forfeited                       (174,175)           $12.09
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Outstanding at end of 2001      11,556,405          $15.00     1,259,880           $13.07
------------------------------------------------------------------------------------------


Additional information regarding stock options outstanding at December 31, 2001, follows:

Range of            Outstanding  Weighted-AverageWeighted-Average  Exercisable   Weighted-Average
                                 Exercise         Remaining
                                      Price     Contractual
                                                   Life (in                      Exercise
Exercise Prices                                     Years)                         Price
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
$1.28 to $1.29      2,355,300         $1.28             3.6             0           $0.00
$4.00 to $6.20      2,221,875         $4.45             5.7       450,000           $6.20
$11.00 to $13.29    2,206,500        $12.63             7.4       600,900          $12.49
$17.75 to $24.88    2,275,750        $24.16             9.4         4,500          $17.75
$26.95 to $35.00    2,496,980        $31.07             9.4       204,480          $29.79
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
                    11,556,405       $15.00             7.1     1,259,880          $13.07
------------------------------------------------------------------------------------------


Information regarding the fair value of options granted in 2001, 2000 and 1999 follows:



                                                                  2001     2000      1999
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Exercise price equals market price on date of grant:
  Weighted-average grant-date fair value                        $13.07    $10.51    $4.96
  Weighted-average exercise price                                29.50    20.32     12.37
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Exercise price is more than market price on date of grant:
  Weighted-average grant-date fair value                         $0.00    $11.65    $4.79
  Weighted-average exercise price                                 0.00    31.25     12.67
------------------------------------------------------------------------------------------


     No awards were granted with an exercise price that was less than the market price on the date of grant in 2001, 2000 or 1999.

     Federated accounts for stock options and employee restricted stock in accordance with APB 25. Had compensation costs for stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the years ended December 31. For purposes of pro forma results, the estimated fair values of the options and restricted stock are recognized as expenses over the awards' vesting periods.

                                               2001       2000       1999
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Pro forma net income                        $162,134   $151,703   $122,635
Pro forma basic earnings per share          $  1.41    $  1.29    $  0.98
Pro forma diluted earnings per share        $  1.35    $  1.24    $  0.95
---------------------------------------------------------------------------


     Federated estimated the grant-date fair value using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: dividend yields of 0.53%, 0.68% and 0.88%; expected volatility factors of 29.9%, 30.6% and 29.2%; risk-free interest rates of 5.30%, 6.35% and 4.96%; and an expected life of 8.3 years, 10.1 years and 8.0 years.

     Because options vest over several years and Federated anticipates making additional grants, the effects of applying SFAS 123 on the pro forma disclosures are not likely to be representative of the effects on pro forma disclosures for future years.


(8) Minority Interest in Subsidiaries

     A subsidiary of Federated Investors, Inc. has a majority interest (50.5%) and acts as the general partner in Passport Research Ltd., a limited partnership. Edward Jones & Co., L.P. is the limited partner with a 49.5% interest. The partnership acts as investment adviser to two registered investment companies.

     Another subsidiary of Federated Investors, Inc. owns a majority interest (90%) in InvestLink Technologies, Inc. (InvestLink), a software developer and marketer of applications for the recordkeeping, administration and servicing of defined contribution plans. Certain key employees of InvestLink own the remaining 10% of the subsidiary.


(9) Common Stock

     The Class A common stockholder has the entire voting rights of Federated; however, without the consent of the majority of the holders of the Class B common stock, the Class A common stockholder cannot alter Federated's structure, dispose of all or substantially all of Federated's assets, amend the Articles of Incorporation or Bylaws of Federated to adversely affect the Class B common stockholders, or liquidate or dissolve Federated.

     Federated's Credit Facility contains restrictions on payments of dividends. The agreement limits cash payments of dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. Cash dividends of $20,456, $16,557 and $13,924 were paid in 2001, 2000 and 1999, respectively, to holders of common stock.

     In 1999, 2000 and 2001, the board of directors approved various share repurchase programs authorizing Federated to purchase Federated Class B common stock. Under the programs, shares can be repurchased in open market and private transactions over a period of 12 months from the date of the board resolution. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee benefit plans, potential acquisitions and other corporate activities. As of December 31, 2001, under these programs, Federated can repurchase an additional 2.0 million shares subject to current restrictions under the Second Amended and Restated Credit Agreement entered into on January 22, 2002. As of January 31, 2002, cash payments for stock repurchases were limited to $190,069 under these restrictions. The restrictions on cash payments limit stock repurchases to $125,000 plus 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. On January 29, 2002, the board of directors approved another share repurchase program (see Note (18)).

     In 2000, as a result of a board resolution, Federated split its Class B common stock three-for-two. This stock split was effected as a dividend and new shares were distributed. Earnings and dividends per share, as well as other share data, have been adjusted to reflect the stock distribution.


(10) Leases

     Federated has various operating lease agreements primarily involving facilities, office and computer equipment, and vehicles. These leases are noncancellable and expire on various dates through the year 2009. Most leases include renewal options and, in certain leases, escalation clauses.

     The  following  is a schedule  by year of future  minimum  rental  payments
required   under  the   operating   leases  that  have   initial  or   remaining
noncancellable lease terms in excess of one year as of December 31, 2001:


------------------------------------------------------------------
------------------------------------------------------------------
2002                                                     $17,885
2003                                                      14,848
2004                                                      13,829
2005                                                      12,340
2006                                                      12,442
2007 and thereafter                                       14,115
------------------------------------------------------------------
------------------------------------------------------------------
  Total minimum lease payments                           $85,459
------------------------------------------------------------------


     Rental expenses were $18,752, $17,940 and $17,723 for the years ended December 31, 2001, 2000 and 1999, respectively.


(11) Income Taxes

     Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.

     Income tax expense related to continuing operations consisted of the following components for the years ended December 31:

                                       2001      2000       1999
------------------------------------------------------------------
------------------------------------------------------------------
Current:
  Federal                           $114,028   $83,165    $64,985
  Foreign                               508       363        429
  State                                 984       653        907
------------------------------------------------------------------
------------------------------------------------------------------
                                     115,520    84,181     66,321
Deferred:
  Federal                            (18,63)    2,981      4,540
------------------------------------------------------------------
------------------------------------------------------------------
    Total                           $96,887    $87,162    $70,861
------------------------------------------------------------------


     In 2001, Federated recognized a current federal income tax benefit of $2,298 relating to the extraordinary item.

     For the years ended December 31, 2001, 2000 and 1999, the foreign subsidiaries had net income of $4,449, $3,115 and $2,354, respectively, for which income tax expense of $1,727, $1,250 and $974, respectively, has been provided.

     The reconciliation between the federal statutory income tax rate and Federated's effective income tax rate attributable to continuing operations consisted of the following for the years ended December 31:

                                             2001      2000      1999
------------------------------------------------------------------------
------------------------------------------------------------------------
Expected statutory rate                      35.0%     35.0%     35.0%
Increase:
  State income taxes                          0.2       0.2       0.3
  Amortization of goodwill                    0.3       0.3       0.4
  Meals and entertainment limitation          0.4       0.5       0.6
  Other                                       0.0      (0.1)      0.1
------------------------------------------------------------------------
------------------------------------------------------------------------
    Total                                    35.9%     35.9%     36.4%
------------------------------------------------------------------------


     The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following as of December 31:


                                                                          2001       2000
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Deferred Tax Assets
Intangible assets                                                      $ 8,468     $13,121
Unrealized losses and impairment losses on securities available for      6,066      1,711
  sale
Capital losses1                                                          3,670          0
Organization costs                                                           0      1,399
Other                                                                    2,750      1,223
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total gross deferred tax asset                                       $20,954     $17,454
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Deferred Tax Liabilities
Deferred sales commissions                                             $21,197     $30,065
Deferred 12b-1 fee income2                                                   0      17,947
Costs of internal-use software                                           2,842      2,363
Other                                                                    1,926      5,295
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Total gross deferred tax liability                                   $25,965     $55,670
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Net deferred tax liability                                           $ 5,011     $38,216
-------------------------------------------------------------------------------------------


1 $2,595 of this capital loss deferred tax asset will be carried forward and will expire in 2006. Federated expects to generate sufficient future capital gains from the disposal of assets to realize the benefit of this deferred tax asset.

2 The deferred tax liability arising from deferred 12b-1 fee income became currently payable on December 31, 2001, as a result of Federated's sale of its retained interest in any residual cash flows from its first B-share program (see Note (5)).


(12) Earnings Per Share

     Share and per share data have been restated to reflect the three-for-two stock split paid in 2000. The following table sets forth the computation of basic and diluted earnings per share applicable to income from continuing operations for the years ended December 31:



                                                            2001        2000         1999
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Numerator
Income before extraordinary item                        $172,716     $155,360    $124,020
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Denominator (in thousands)
Denominator for basic earnings per share -
  weighted-average shares less nonvested restricted      115,012      117,557     125,238
  stock
Effect of dilutive securities:
  Dilutive potential shares from stock-based               4,980       4,738        3,848
  compensation
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
  weighted-average shares and assumed conversions        119,992      122,295     129,086
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item      $   1.50     $  1.32     $   0.99
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Diluted earnings per share before extraordinary item    $   1.44     $  1.27     $   0.96
-------------------------------------------------------------------------------------------


(13) Disclosures of Fair Value

     Estimated  fair  values  of  Federated's  financial  instruments  have been
determined  using  available  market   information  and  appropriate   valuation
methodologies, as set forth below. These fair values are not necessarily indicative of the amounts that would be realized upon exchange of these instruments or Federated's intent to dispose of these instruments.

     Carrying amounts approximate fair value for the following financial instruments due to their short maturities:

1     Cash and cash equivalents
2     Receivables
3     Accounts payable
4     Accrued expenses

     Securities available for sale are carried at fair value (see Note (1)).

     With respect to Federated's nonrecourse debt, based on the nature of the debt and the uncertainty of the amounts and timing of the cash flows, Federated is not able to determine its fair value.


(14) Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss, net of tax, are as follows:

                                                   Foreign
                                     Unrealized    Currency
                                    Gain/(Loss)    Translation
                                             on    and Other
                                     Securities    Adjustments
                                      Available
                                       for Sale                       Total
------------------------------------------------------------------------------
-----------------------------------------------------------------------------
Balance at January 1, 1999               $  417         $ (11)     $   406
Total change in market value1                84             0           84
Reclassification adjustment2               (533)            0         (533)
Loss on currency conversion3                  0           (63)         (63)
Other adjustments                             0            11           11
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Balance at December 31, 1999                (32)          (63)         (95)
Total change in market value1             (2,65)            0       (2,654)
Reclassification adjustment2                 58             0           58
Loss on currency conversion3                  0           (55)         (55)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Balance at December 31, 2000              (2,62)         (118)      (2,746)
Total change in market value1             (2,07)            0       (2,072)
Reclassification adjustment2              4,582             0        4,582
Loss on currency conversion3                  0           (50)         (50)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Balance at December 31, 2001             $ (118)        $(168)     $  (286)
-----------------------------------------------------------------------------


1 The tax benefit/(expense) on the change in market value of securities available for sale was $1,116, $1,429 and $(46) for 2001, 2000 and 1999, respectively.

2 The tax benefit/(expense) on the reclassification adjustment for securities available for sale was $2,468, $31 and $(287) for 2001, 2000 and 1999, respectively.

3 The tax benefit on the foreign currency translation loss was $27, $30 and $34 in 2001, 2000 and 1999, respectively.


(15) Commitments and Contingencies

     Federated has claims asserted against it that result from litigation in the ordinary course of business. Management believes that the ultimate resolution of such matters will not materially affect the financial position or results of operations of Federated.


(16) Related Party Transactions

     Federated provides investment advisory, administrative, distribution and shareholder services to various Federated products including the Federated group of funds (Federated funds). All of these services provided for the Federated funds are under contracts that definitively set forth the fees to be charged for these services and are approved by the funds' independent directors/trustees. Federated may waive certain fees charged for these services (primarily investment advisory fees) in order to make the Federated funds more competitive or to meet regulatory requirements.


(17) Business Combinations

     In the fourth quarter 2001, assets of three mutual funds previously advised by Rightime Econometrics, Inc., totaling approximately $148,000 were merged into Federated Capital Appreciation Fund in connection with an agreement between Federated, Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc.

     In April 2001, Federated completed the acquisition of substantially all of the business of Edgemont Asset Management Corporation, the former adviser of The Kaufmann Fund (Edgemont Acquisition). The purchase price for this acquisition was $182,938. This price included cash payments of $174,018, including transaction costs, and 315,732 shares of Federated Class B common stock valued at $8,920. The acquisition agreement provides for additional purchase price payments and incentive compensation payments based upon the achievement of specified revenue growth over the next six years. The purchase price payments will be recorded as additional goodwill at the time of payment while the incentive compensation payments are recognized as compensation expense during the periods in which the payments are earned. These contingent payments could aggregate to approximately $200,000 if revenue targets are met and could result in the payment of as much as $40,000 in the second quarter 2002.

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the fair value of the assets acquired, primarily $77,000 of identifiable intangible assets and $105,682 of goodwill, as well as the results of those assets were included in Federated's Consolidated Financial Statements beginning on the date of acquisition. The amount assigned to intangible assets represents the fair value of the advisory contract, the noncompete agreement and the workforce as of April 2001. These assets are being amortized on a straight-line basis over their useful lives, which range from four to ten years. Through December 31, 2001, acquired goodwill was being amortized on a straight-line basis over 25 years. As a result of the adoption of SFAS 142 on January 1, 2002 (see Note (1)), Federated no longer amortizes goodwill.

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

                                                 Pro Forma Data for
                                                        the
                                                Year Ended December
                                                        31,
in millions except per share data                   2001        2000
---------------------------------------------------------------------
---------------------------------------------------------------------
Revenue                                          $ 729.2     $ 730.2
Income before extraordinary item                   173.9       156.6
Net income                                         169.6       156.6
Earnings per share:
  Basic                                             1.47        1.33
  Diluted                                           1.41        1.28
---------------------------------------------------------------------


(18) Subsequent Events

     On January 22, 2002, Federated renewed its $150,000 Credit Facility by signing the Second Amended and Restated Credit Agreement (the Renewed Credit Facility). The Renewed Credit Facility has a term of 364 days and can be renewed for additional 364-day terms. Under the Renewed Credit Facility, borrowings bear interest, at the option of Federated, at a spread over a defined prime rate, the Federal Funds rate or the London Interbank Offering Rate. Federated will pay a facility fee of 0.10% on the revolving credit commitment. The Renewed Credit Facility contains restrictions which limit cash payments for dividends and stock repurchases. Cash payments for dividends are restricted to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. Cash payments for stock repurchases are limited to $125,000 plus 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. Unlike the terms of the original Credit Facility, borrowings under the Renewed Credit Facility are not secured by pledges of assets of Federated or the outstanding shares of Federated's domestic subsidiaries. The Renewed Credit Facility includes financial and nonfinancial covenants, which are similar in nature to the covenants contained in the original Credit Facility.

     On January 29, 2002, the board of directors declared a $0.046 per share dividend and approved an additional 5,000,000 share stock buyback program effective through March 31, 2003.



(19) Supplementary Quarterly Financial Data (Unaudited)


for the quarters ended                        March 31,   June 30,  September 30,  December 31,
-------------------------------------------------------------------------------------------
2001
Revenue                                        $171,414   $180,864    $181,167   $182,332
Operating income                                 75,700     77,213      77,160     80,130
Income before extraordinary item                 41,644     42,874      43,191     45,007
Net income                                       41,644     42,874      43,191     40,738
Basic earnings per share before extraordinary      0.36       0.37        0.37       0.39
  item
Diluted earnings per share before                  0.35       0.36        0.36       0.38
  extraordinary item
Cash dividends per share                          0.037      0.046       0.046      0.046
Stock price per share1
  High                                            31.30      32.77       32.80      32.00
  Low                                             23.31      26.75       24.91      25.65

2000
Revenue                                        $168,873   $168,287    $173,100   $170,508
Operating income                                 69,922     67,884      73,956     75,147
Net income                                       37,648     36,630      40,012     41,070
Basic earnings per share2                          0.31       0.31        0.34       0.36
Diluted earnings per share2                        0.30       0.30        0.33       0.34
Cash dividends per share2                         0.028     0.0367       0.037      0.037
Stock price per share1, 2
  High                                            18.58      23.75       27.44      31.69
  Low                                             12.46      17.50       21.38      22.69
-------------------------------------------------------------------------------------------


1 Federated's common stock is traded on the New York Stock Exchange under the symbol "FII."

2    Reflects the three-for-two stock split paid in July 2000.


     The approximate number of record holders of Federated's Class A and Class B common stock as of February 27, 2002, was one and 11,606, respectively.


                      [This page intentionally left blank]






CORPORATE INFORMATION
--------------------------------------------------------------------------------



Annual Report              The 2001 Annual Report is comprised of the 2001 Summary Annual
                           Report and the 2001 Financial Annual Report.


Annual Meeting             Federated's Annual Shareholders' Meeting will be held in the
                           Allegheny Ballroom at
                           The Westin Convention Center, Pittsburgh, 1000 Penn Avenue,
                           Pittsburgh, PA, at 10:00 a.m. EST on April 24, 2002.


Form 10-K and Shareholder  For a complimentary copy of Federated's Annual Report on Form
Publications               10-K, Quarterly Reports on Form 10-Q or Current Reports on
                           Form 8-K, as filed with the Securities and Exchange Commission or a recent earnings news release, please contact the Investor
                           Relations department at 412-288-1054.


Market Listing             Federated Investors, Inc. Class B common stock is traded on the New York Stock Exchange under the trading symbol FII.


Dividend Payments          Subject to approval of the board of directors, dividends are paid on Federated's common stock during the months of
                           February, May, August and November.


Independent Public         Ernst & Young LLP, Pittsburgh, PA
Accountants

Corporate Offices          Federated Investors Tower
                           1001 Liberty Avenue
                           Pittsburgh, PA 15222-3779
                           Telephone:  1-800-341-7400
                           Email:  investors@federatedinv.com
                                   --------------------------
                           www.federatedinvestors.com
                           --------------------------


Worldwide Offices          Dublin, Ireland; Frankfurt, Germany; New York, NY; Rockland, MA


Phone Contacts             Investor Relations:  412-288-1054
                           Analyst Inquiries:  412-288-1920
                           Media Relations & Corporate Communications:  412-288-7895
                           Shareholder Information:  781-575-3400
                           Customer Service:  1-800-341-7400


Transfer Agent             Shareholders of record with questions concerning account
                           information, issuing new certificates, replacing lost or
                           stolen certificates, transferring securities, dividend
                           payments, requesting direct deposit information or processing a change of address should contact:

                           EquiServe Trust Company, N.A.
                           P.O. Box 43010
                           Providence, RI  02940-3010
                           Telephone: 781-575-3400
                           www.equiserve.com



[GRAPHIC OMITTED]

0030705A (3/02)

Federated is a registered mark of Federated Investors, Inc.   2002(C)Federated
                                                              Investors, Inc.











                                                                   EXHIBIT 21.01



SIGNIFICANT SUBSIDIARIES OF FEDERATED INVESTORS, INC.:

Federated Securities Corp., a Pennsylvania corporation
Federated Investors Management Company, a Pennsylvania corporation
FII Holdings, Inc., a Delaware corporation
Federated Investment Management Company, a Delaware business trust Federated Investment Counseling, a Delaware business trust
Federated Global Investment Management Corp., a Delaware corporation Federated International Management Limited, an Ireland company Federated Financial Services, Inc., a Pennsylvania corporation
Passport Research Ltd., a Pennsylvania general partnership
Federated Services Company, a Pennsylvania corporation
Federated Funding 1997-1, Inc., a Delaware corporation
Federated Investors Trust Company, a New Jersey bank
Federated Administrative Services, a Delaware business trust
Federated Shareholder Services Company, a Delaware business trust Retirement Plan Services Company of America, a Delaware business trust, doing business as "Federated Retirement Plan Services Company" Edgewood Services, Inc., a New York corporation
Federated Administrative Services, Inc., a Pennsylvania corporation Federated Private Asset Management, Inc., a Delaware corporation Federated International Holdings B.V., a Netherlands company
InvestLink Technologies, Inc., a Delaware corporation
Federated International - Europe GmbH, a German company







                                                                   Exhibit 23.01


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-56429) pertaining to the Federated Investors, Inc. Employee Stock Purchase Plan and the Registration Statement (Form S-8 No. 333-62471) pertaining to the Federated Investors, Inc. 2000 Stock Incentive Plan of our report dated January 31, 2002, with respect to the consolidated financial statements of Federated Investors, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2001.


                                    /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 2002