Form 10-Q
period 2002-03-31
FEDERATED INVESTORS INC /PA/
filed 2002-05-14
CIK 1056288

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 2002
                                    ------------------------------------------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 10, 2002, the Registrant had outstanding 9,000 shares of Class A Common Stock and 114,350,371 shares of Class B Common Stock.

Table of Contents
-----------------------------------------------------------------------------

                                                                           Page
                                                                           No.
Part I.  Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets at March 31, 2002, and         3
                December 31, 2001

                Consolidated Statements of Income for the Three Months
                Ended March 31,                                            4
                2002 and 2001

                Consolidated Statements of Cash Flows for the Three
                Months Ended March 31,                                     5
                2002 and 2001

                Notes to Consolidated Financial Statements                 6

       Item 2.     Management's Discussion and Analysis of Financial       9
       Condition and Results of Operations

       Item 3.   Quantitative and Qualitative Disclosures About Market     14
       Risk

Part II.  Other Information

       Item 6.     Exhibits and Reports on Form 8-K

                (a)   Exhibits required by Item 601 of Regulation S-K     15

                (b)   Reports on Form 8-K                                 15

Signatures                                                                16




Special Note Regarding Forward-Looking Information
------------------------------------------------------------------------------

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

                                           7

Part I, Item I.  Financial Statements
Consolidated Balance Sheets
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)                                              March 31,   December
                                                                        31,
                                                            2002       2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                              $   84,624   $  73,511
   Securities available for sale                               1,036       4,602
   Receivables, net of reserve of $211 and $315,              32,835      32,581
respectively
   Accrued revenues                                            6,826       6,596
   Prepaid expenses                                            3,653       2,633
   Current deferred tax asset, net                             1,496       2,025
   Other current assets                                          814         361
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total current assets                          131,284    122,309
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Long-Term Assets:
   Intangible assets, net                                    243,255     211,893
   Deferred sales commissions, net of accumulated
amortization of $50,973 and                                   57,751      56,875
        $47,222, respectively
   Property and equipment, net of accumulated
depreciation of $49,145 and                                   34,162      34,521
        $47,264, respectively
   Other long-term assets                                      5,620       5,955
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total long-term assets                        340,788     309,244
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Total assets                          $  472,072   $ 431,553
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Current Liabilities:
   Cash overdraft                                         $      213   $   5,085
   Current portion of long-term debt - recourse                  265         157
   Accrued expenses                                           76,709      58,275
   Accounts payable                                           28,285      29,102
   Income taxes payable                                       27,613      26,543
   Other current liabilities                                   2,727       5,946
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total current liabilities                     135,812     125,108
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Long-Term Liabilities:
   Long-term debt - recourse                                     562           0
   Long-term debt - nonrecourse                               55,324      54,954
   Long-term deferred tax liability, net                       9,988       7,036
   Other long-term liabilities                                 7,366       6,995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total long-term liabilities                    73,240     68,985
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Total liabilities                        209,052    194,093
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Minority interest                                                (88)       363
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Shareholders' Equity:
   Common stock:
      Class A, no par value, 20,000 shares authorized,           189       189
9,000 shares issued and outstanding
      Class B, no par value, 900,000,000 shares               82,404    82,299
authorized, 129,505,456 shares issued
   Additional paid-in capital from treasury stock              3,573     3,543
transactions
   Retained earnings                                         458,491   411,447
   Treasury stock, at cost, 14,822,085 and 14,144,515
        shares Class B common stock, respectively           (280,928)  (259,62)
   Employee restricted stock plan                               (409)     (469)
   Accumulated other comprehensive loss                         (212)     (286)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total shareholders' equity                    263,108   237,097
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Total liabilities, minority           $  472,072  $ 431,553
interest, and shareholders' equity
-------------------------------------------------------------------------------
(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(dollars in thousands, except per share data)
(unaudited)

Three Months Ended March 31,                                    2002        2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Revenue:
     Investment-advisory fees, net-affiliates           $    113,583$     94,459
     Investment-advisory fees, net-other                       2,858
                                                                           2,543
     Administrative-service fees, net-affiliates              31,111      24,601
     Administrative-service fees, net-other                    5,132
                                                                           5,221
     Other service fees, net-affiliates                       21,789      32,444
     Other service fees, net-other                             6,225
                                                                           6,711
     Commission income                                           761
                                                                           1,067
     Other, net                                                  161
                                                                             384
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Total revenue                                      181,620     167,430
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating Expenses:
     Compensation and related                                 48,536      39,645
     Advertising and promotional                              17,904      16,162
     Systems and communications                                6,318
                                                                           7,490
     Office and occupancy                                      6,288
                                                                           6,462
     Professional service fees                                 5,661
                                                                           6,980
     Travel and related                                        2,433
                                                                           3,219
     Amortization of deferred sales commissions                3,750      12,648
     Amortization of intangible assets                         3,061
                                                                           2,011
     Other                                                     1,998       1,097
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Total operating expenses                            95,949      95,714
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating income                                              85,671      71,716
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Nonoperating Income (Expense):
     Interest and dividends                                      575     4,498
     Loss on sale of securities available for sale, net         (119)     (496)
     Debt expense - recourse                                     (99)         )
                                                                        (1,797
     Debt expense - nonrecourse                               (1,054)         )
                                                                        (6,146
     Other, net                                                    1       (18)
-------------------------------------------------------------------------------
------------------------------------------------------------------------------
          Total nonoperating expenses, net                      (696)   (3,959)
-------------------------------------------------------------------------------
------------------------------------------------------------------------------
Income before minority interest and income taxes              84,975    67,757
Minority interest                                              2,664
                                                                         2,648
-------------------------------------------------------------------------------
------------------------------------------------------------------------------
Income before income taxes                                    82,311    65,109
Income tax provision                                          29,988    23,465
-------------------------------------------------------------------------------
------------------------------------------------------------------------------

Net income                                              $     52,323$   41,644
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Earnings per share:
     Basic                                              $       0.46$     0.36
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
     Diluted                                            $       0.44$     0.35
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Cash dividends per share                                $      0.046$    0.037
-------------------------------------------------------------------------------
(The accompanying notes are an integral part of these consolidated financial statements.)
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)

Three Months Ended March 31,                                    2002     2001
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Operating Activities:
   Net income                                           $     52,323$  41,644
   Adjustments to reconcile net income to net cash
provided by
     operating activities:
     Amortization of intangible assets                         3,061    2,011
     Depreciation and other amortization                       1,796    2,263
     Amortization of deferred sales commissions                3,750   12,648
     Minority interest                                         2,664    2,648
     Gain on disposal of assets                                 (985)    (670)
     Provision (benefit) for deferred income taxes             1,813     (711)
     Tax benefit from exercise of stock options                   80    2,540
     Deferred sales commissions paid                         (19,486) (20,428)
     Contingent deferred sales charges received                  219   10,085
     Proceeds from sale of certain future revenues            15,743   17,134
     Other changes in assets and liabilities:
       (Increase) decrease in receivables, net                  (254)   1,172
       Increase in other assets                                 (899)  (1,760)
       Decrease in accounts payable and accrued              (15,465) (20,774)
expenses
       Increase in income taxes payable                        1,071   12,808
       (Decrease) increase in other current liabilities       (8,468)   7,617
       Increase in other long-term liabilities                 1,074        6
------------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Net cash provided by operating activities                38,037    68,233
-------------------------------------------------------------------------------
------------------------------------------------------------------------------

Investing Activities:
   Additions to property and equipment                          (694)   (1,784)
   Proceeds from disposal of property and equipment                0        25
   Cash paid for business acquisitions and joint                (365)      (38)
venture
   Purchases of securities available for sale                    (10)     (504)
   Proceeds from redemptions of securities available           3,596    52,354
for sale
-------------------------------------------------------------------------------
------------------------------------------------------------------------------

     Net cash provided by investing activities                 2,527    50,053
-------------------------------------------------------------------------------
------------------------------------------------------------------------------

Financing Activities:
   Distributions to minority interest                         (3,115)   (3,095)
   Dividends paid                                             (5,279)   (4,328)
   Proceeds from exercise of options                             161       367
   Purchase of treasury stock                                (21,431)         )
                                                                       (19,192
   Proceeds from new borrowings - nonrecourse                  3,225     3,509
   Payments on debt - nonrecourse                             (2,855)  (22,351)
   Payments on debt - recourse                                  (157)      (84)
------------------------------------------------------------------------------

     Net cash used by financing activities                   (29,451)  945,174)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Net increase in cash and cash equivalents                     11,113    73,112
Cash and cash equivalents, beginning of period                73,511   149,920
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Cash and cash equivalents, end of period                $     84,624$  223,032
-------------------------------------------------------------------------------
(The accompanying notes are an integral part of these consolidated financial statements.)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
(Unaudited)

(1) Basis of Presentation

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

     These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 2001. Certain items previously reported have been reclassified to conform with the current year's presentation.

(2) Intangible Assets and Goodwill

     On January 1, 2002, Federated adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 states that goodwill and other intangible assets with indefinite useful lives should no longer be amortized but rather tested at least annually for impairment. This statement requires that goodwill be tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment. Management is in the process of identifying and determining the fair value of its reporting unit(s) for purposes of completing this first step of the impairment test. At this time, management does not anticipate having to record any material impairment charges as a result of performing this analysis.

     Federated continues to amortize identifiable intangible assets, including investment advisory contracts and noncompete agreements, over their useful lives, which range from four to 14 years. The following table shows the balances of identifiable intangible assets as of March 31, 2002 and December 31, 2001, and the related cost and accumulated amortization:

                                 March 31, 2002            December 31, 2001
                           -------------------------------------------------------
                           -------------------------------------------------------
                                  Accumulated  Carrying       Accumulated Carrying
in thousands                Cost  Amortization  Value  Cost   Amortization Value
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Investment advisory       $80,233$   (15,700)$  64,533$78,920$  (13,511 $  65,409
contracts
Noncompete agreements      15,400     (2,909)   12,491 15,400    (2,139 )  13,261
Other                       1,827       (526)    1,301 1,780       (424 )   1,356
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
     Total identifiable   $97,460$   (19,135)$  78,325$96,100$  (16,074) $  80,026
intangible assets
----------------------------------------------------------------------------------

     The balance of goodwill at March 31, 2002, was $164.9 million as compared to $131.9 million at December 31, 2001. The $33.0 million increase in goodwill, reflects the first contingent purchase price amount payable for the acquisition of substantially all of the business of Edgemont Asset Management Corporation completed in the second quarter 2001. The first contingent purchase price payment was made on May 8, 2002, and represented approximately 20% of the total amount of contingent purchase price available to be paid over the first 6 years following the closing date of the acquisition, provided certain revenue targets are met.


     Amortization expense for identifiable intangible assets for the three-month periods ended March 31, 2002 and 2001, was $3.1 million and $1.3 million respectively. The following table presents adjusted net income for the three-month periods ended March 31, 2002 and 2001, reflecting prior year net income and basic and diluted earnings per share as though Federated had adopted the provisions of SFAS 142 on January 1, 2001:

in thousands, except per share data, for the three months      2002        2001
ended March 31,
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net income                                               $   52,323 $    41,644
Add back:  Goodwill amortization, net of tax                      0         681
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Adjusted net income                                      $   52,323 $    42,325
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Basic earnings per share                                 $     0.46 $      0.36
Add back:  Goodwill amortization, net of tax                   0.00        0.01
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Adjusted basic earnings per share                        $     0.46 $      0.37
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Diluted earnings per share                               $     0.44 $      0.35
Add back:  Goodwill amortization, net of tax                   0.00        0.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Adjusted diluted earnings per share                      $     0.44 $      0.35
--------------------------------------------------------------------------------


(3) Long-Term Debt - Recourse

     During the first quarter 2002, Federated repaid all outstanding liabilities on the capital leases held as of December 31, 2001. Federated entered into a new capital lease for computer hardware during the first quarter 2002 and recorded $0.8 million in recourse debt. This lease has an interest rate of 4.55% and a term of three years.


(4)   B-Share Programs and Long-Term Debt - Nonrecourse

     Federated sells its rights to future cash flow streams associated with B-share deferred sales commissions (distribution and servicing fees as well as contingent deferred sales charges (CDSCs)) to an independent third party. For accounting purposes, sales of distribution fees and CDSCs are accounted for as sales and the related gains are included in "Other service fees, net - affiliates" in the Consolidated Statements of Income. Sales of Federated's rights to future servicing fees are accounted for as financings due to Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, various tranches of nonrecourse debt have been recorded. Total nonrecourse debt at March 31, 2002, and December 31, 2001, was $55.3 million and $55.0 million, respectively. The tranches carry interest rates ranging from 5.80% to 8.60%. The current B-share program allows Federated to finance deferred sales commissions through December 2003.


(5) Common Stock

(a)  Cash Dividends and Stock Repurchases

     Federated's Second Amended and Restated Credit Agreement (Credit Facility) contains restrictions on payments of dividends and purchases of treasury stock. The Credit Facility limits cash payments for dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of March 31, 2002, approximately $161.4 million was available to pay dividends under this restriction. The Credit Facility limits cash payments for purchases of treasury stock to $125.0 million plus the amount allowable for dividend payments less certain additional stock repurchases. As of March 31, 2002, approximately $186.4 million was available to repurchase stock under this restriction.

     Cash dividends of $0.046 per share or approximately $5.3 million were paid in the first quarter of 2002 to holders of common shares.

     As of March 31, 2002, under Federated's current share buyback programs, Federated can repurchase approximately 6.3 million additional shares subject to the cash payment limit imposed by Federated's Credit Facility.

(b)  Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of March 31, 2002, a total of 49,573 shares had been purchased by employees in this plan.

(6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

in thousands, except per share data for the three          2002            2001
months ended March 31,
--------------------------------------------------------------------------------
Numerator
     Net income                                    $              $
                                                         52,323          41,644
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Denominator
     Basic weighted-average shares outstanding
                                                        113,169         115,154
     Dilutive potential shares from stock-based           5,022           5,160
     compensation
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Diluted weighted-average shares outstanding
                                                        118,191         120,314
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Basic earnings per share                           $              $
                                                           0.46            0.36
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Diluted earnings per share                         $              $
                                                           0.44            0.35
--------------------------------------------------------------------------------


(7) Comprehensive Income

     Comprehensive   income  was  $52.4   million  and  $40.4  million  for  the
three-month periods ended March 31, 2002 and 2001, respectively.


(8) Subsequent Event

     On April 8, 2002, Federated signed Amendment No. 1 to the Second Amended and Restated Credit Agreement. The amendment increased Federated's available letter of credit from $25.0 million to $150.0 million.

     On April 24, 2002, the board of directors declared a dividend of $0.057 per share to be paid on May 15, 2002, to shareholders of record as of May 7, 2002.




     The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management's discussion and analysis of financial condition and results of operations appearing in Federated's Annual Report on Form 10-K for the year ended December 31, 2001.

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


Asset Highlights

Managed Assets at Period End
                                                                       Percent
in millions as of March 31,                    2002           2001      Change
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

By Asset Class
          Money market                    $ 132,205     $  107,733          23%
          Equity                             23,025         19,957          15%
          Fixed-income                       22,370         18,757          19%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               Total managed assets       $ 177,600     $  146,447          21%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

By Product
Type
     Funds:
          Money market                    $ 131,109      $ 106,990          23%
          Equity                             21,125         18,249          16%
          Fixed-income                       18,533         15,112          23%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               Total fund assets          $ 170,767      $ 140,351          22%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Separate Accounts:
          Money market                    $   1,096     $      743          48%
          Equity                              1,900          1,708          11%
          Fixed-income                        3,837          3,645           5%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                Total separate            $   6,833     $    6,096          12%
                account assets
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                Total managed assets      $ 177,600     $  146,447          21%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Average Managed Assets
                                                                      Percent
in millions for the three months ended         2002           2001     Change
March 31,
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Money market                              $ 139,417     $  106,258          31%
Equity                                       22,334         21,620           3%
Fixed-income                                 21,841         18,685          17%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             Total average managed        $ 183,592      $ 146,563          25%
             assets
--------------------------------------------------------------------------------

Period-End and Average Administered Assets
                                                                      Percent
in millions                                    2002           2001     Change
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Period-end assets as of March 31,         $  42,790     $   41,870          2%
Average assets for the three months       $  43,550     $   42,077          4%
ended March 31,
--------------------------------------------------------------------------------


Components of Changes in Equity and Fixed-Income Fund Managed Assets

in millions for the three months ended                2002               2001
March 31,
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Equity Funds
       Beginning assets                         $   20,760         $   20,641
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Sales                                      1,563              1,668
          Redemptions                               (1,306 )           (1,738 )
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    Net sales                          257                (70 )
          (redemptions)
          Net exchanges                                 36                (65 )
          Other*                                        72             (2,257 )
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Ending assets                            $   21,125         $   18,249
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Fixed-Income Funds
       Beginning assets                         $   17,378         $   14,268
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          Sales                                      3,182              1,959
          Redemptions                               (2,169 )           (1,398 )
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Net sales                        1,013                561
          Net exchanges                                 34                (13 )
          Other*                                       108                296
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
       Ending assets                            $   18,533         $   15,112
--------------------------------------------------------------------------------

     * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

     The March 31, 2002, period-end managed assets increased 21% over period-end managed assets at March 31, 2001. Average managed assets for the three months ended March 31, 2002, grew 25% over average managed assets for the three months ended March 31, 2001. These increases in total and average assets primarily reflect strong money market and fixed-income fund sales in 2001 and the first quarter 2002 as well as the addition of the Federated Kaufmann Fund in the second quarter 2001. Money market funds led in average asset growth with a 31% increase. Market conditions were favorable for growth in money market funds. Declining short-term interest rates in 2001 gave money market funds a persistent yield advantage as compared to the direct market. Rapid and sustained fluctuations in the equity markets in 2001 also caused investors to increase their allocations to money market investments. Additionally, Federated benefited from the quality and performance of its products, the strength of its relationships and an increase in cash-management relationships with corporations, universities, government entities and broker/dealer organizations. Changes in Federated's average asset mix period over period, which reflect shifts in investor demands, have a direct impact on Federated's total revenue per dollar of assets managed as money market and fixed-income funds generally carry lower management fees per invested dollar than equity funds. The following table shows the percent of total revenue derived from each asset type for the three months ended March 31:

                                                                       Relative
                                                  Contribution to Total Revenue
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                      2002             2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Money market fund assets                                47%              40%
Equity fund assets                                      30%              34%
Fixed-income fund assets                                16%              19%
Other activities                                         7%               7%
-------------------------------------------------------------------------------


     The increase in revenue derived from money market fund assets and decreases in revenue from equity and fixed-income fund assets reflects not only strong growth in money market fund assets experienced during 2001 and first quarter 2002 but also a change in the way Federated accounts for 12b-1 cash flows associated with Class B shares of Federated mutual funds (see "B-Share Programs" included on page 12 for a detailed explanation).

     Administered assets will decrease in the second quarter 2002 due to the planned internalization of the administration business of a $9.0 billion customer. Due to the relatively lower margins generated by administered assets as compared to managed assets, the anticipated decrease in administered assets will not have a material impact on Federated's results of operations.

Results of Operations

Net Income. The table below presents the highlights of our operations for the three-month periods ended March 31, 2002 and 2001:

                                                                      Percent
Three Months Ended March 31,               2002      2001     Change   Change
--------------------------------------------------------------------------------
                                                                      ----------
Net income (in millions)                   $ 52.3    41.6       10.7        26%

Earnings per share
           Basic                           $  0.46   0.36       0.10        28%
           Diluted                         $  0.44   0.35       0.09        26%

Revenue (in millions)
          Revenue from managed assets      $170.1   155.1       15.0        10%
          Service-related revenue
from                                         11.5    12.3       (0.8 )      (7%)
              sources other than
managed assets
--------------------------------------------------------------------------------
      Total Revenue                        $181.6   167.4       14.2         8%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating margin                             47.%    42.8 %      4.4      % 10%

--------------------------------------------------------------------------------

     Net income for the three-month period ended March 2002 increased 26% compared to the same period last year. The increase reflects increased revenue from managed assets as a result of significant growth in assets, improved operating margins and reduced nonoperating expenses. Diluted earnings per share for the first quarter 2002 increased 26% compared to the same period of 2001 due to increased net income and reduced weighted-average diluted shares outstanding resulting from stock repurchases during 2001 and the first quarter 2002.

     Revenue. Revenue for the first quarter 2002 increased $14.2 million as compared to the same period of 2001. Revenue from managed assets for the first quarter 2001 included $13.5 million in 12b-1 fees associated with Class B shares of Federated's mutual funds. Due to the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares, 2002 revenues do not include these fees (see "B-Share Programs" included on page 12 for a detailed explanation). Excluding the 12b-1 fees for the first quarter 2001, total revenue for the first quarter 2002 increased $27.7 million or 18% over first quarter 2001. This increase is the result of increased revenue from managed assets. Revenue from average assets grew period over period, but to a lesser degree than the growth in assets due to a higher rate of asset growth in money market and fixed-income funds, which earn, on average, lower fees per invested dollar than equity funds.

     Service-related revenues from sources other than managed assets decreased $0.8 million during the first quarter 2002 largely due to changes in the services provided to customers.

     Operating Expenses. Operating expenses for the three-month periods ended March 31, are set forth in the following table:

                                                                        Percent
(in millions)                                2002        2001    Change Change
--------------------------------------------------------------------------------
Compensation and related              $      48.5   $    39.6  $    8.9     22%
Advertising and promotional                  17.9        16.2       1.7     10%
Amortization of deferred sales                3.8        12.6      (8.8)   (70%)
commissions
Amortization of intangible assets             3.1         2.0       1.1     55%
All other                                    22.6        25.3      (2.7)   (11%)
--------------------------------------
--------------------------------------------------------------------------------
Total Operating Expenses              $      95.9   $    95.7  $    0.2      0%
--------------------------------------------------------------------------------

     Total operating expenses for the first quarter 2002 increased $0.2 million as compared to the same period last year. Compensation and related expense for the three months ended March 31, 2002, increased as compared to the same period last year as a result of increased base salary and variable-based compensation due largely to the acquisition of substantially all of the business of Edgemont Asset Management Corporation in 2001 (the Kaufmann Acquisition). The increase in advertising and promotional expense reflects increases in marketing allowances due primarily to significant asset and sales growth. Amortization of deferred sales commissions decreased for the first quarter 2002 as compared to the same period last year primarily as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" below for a detailed explanation). Amortization of intangible assets increased in 2002 as a result of the Kaufmann Acquisition partially offset by the discontinuation of goodwill amortization (see Note (2) to the Consolidated Financial Statements) and by the full amortization of certain assets during 2001.

     Nonoperating Income (Expense). Nonoperating income (expense) for the three months ended March 31, 2002, decreased $3.3 million compared to the same period last year. Interest and dividend income decreased in 2002 due to lower investment balances as a result of cash used for the Kaufmann Acquisition in the second quarter 2001 and lower investment yields in 2002. Debt expense decreased in 2002 as a result of lower levels of outstanding debt. Recourse debt levels were lower due to the early retirement of Federated's 7.96% Senior Secured Notes in the fourth quarter 2001. Nonrecourse debt levels were lower due to the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with Class B shares of Federated's mutual funds (see "B-Share Programs" below for a detailed explanation).

     Income Taxes. The income tax provision for the three-month period ended March 31, 2002 was $30.0 million as compared to $23.5 million for the same period of 2001. The effective tax rate was 36.4% and 36.0% for the first quarter 2002 and 2001, respectively.

     B-Share Programs. Federated funds upfront commissions paid to broker/dealers on the sale of Class B shares of Federated mutual funds (B shares) through the sale of the rights to future cash flow streams associated with B-share commissions to an independent third party. Rights to future 12b-1 fees and contingent deferred sales charges (CDSCs) sold through September 2000 were accounted for as financings for reporting purposes as a result of Federated's retained interest in the residual cash flows under this program. Rights to future shareholder service fees were also accounted for as financings due to the same retained interest as well as Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, sales commissions paid were capitalized and nonrecourse debt was recorded.

     On December 31, 2001, Federated sold its retained interest in the residual cash flows under this B-share program to an independent third party. As a result, Federated recognized sale treatment accounting for B-share 12b-1 fees and CDSCs sold under this program. The recognition of sale treatment resulted in the reversal of asset and liability balances associated with this program as of December 31, 2001. Beginning January 1, 2002, Federated no longer recognizes revenue and expense items in its Consolidated Statements of Income for these sold 12b-1 fees and CDSCs or the related asset and liability balances. "Other service fees, net-affiliates," "Amortization of deferred sales commissions" and "Debt expense - nonrecourse" for the three months ended March 31, 2001, included $13.5 million, $7.5 million and $5.2 million, respectively, recorded in connection with the financing accounting treatment of future 12b-1 fees and CDSCs sold under this B-share program.

     Federated continues to account for the prior sale of rights to future shareholder service fees as financings as a result of Federated's ongoing involvement in performing shareholder-servicing activities.

     Rights to future B-share-related 12b-1 fees and CDSCs sold subsequent to September 2000 have been and continue to be accounted for as sales and gains on these sales are recorded in "Other service fees, net-affiliates" in the Consolidated Statements of Income. The sale of rights to future shareholder service fees continues to be accounted for as financings.


Liquidity and Capital Resources

     At March 31, 2002, liquid assets, consisting of cash and cash equivalents, the current portion of securities available for sale and receivables, totaled $118.5 million as compared to $110.7 million at December 31, 2001.

     Operating Activities. Cash provided by operating activities totaled $38.0 million for the three-month period ended March 31, 2002, as compared to $68.2 million for the same period of 2001. This decrease is largely attributable to the effects of certain payments made in the first quarter 2002 and the elimination of CDSCs received on Class B shares of Federated's mutual funds as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" on page 12 for a detailed explanation), partially offset by increased profitability in 2002. First quarter 2002 cash payments included taxes paid on the sale of Federated's retained interest in the residual cash flows and the payment of normal operating expenses accrued as of the end of 2001.

     Investing Activities. During the first quarter 2002, Federated received $3.6 million from redemptions of available-for-sale securities and paid $0.7 million to acquire property and equipment.

     Financing Activities. During the three months ended March 31, 2002, Federated used $29.5 million for financing activities. Of this amount, $21.4 million was used to repurchase 689,570 shares of Class B common stock. As of March 31, 2002, Federated can repurchase an additional 6.3 million shares through its authorized programs. Repurchases under these programs are subject to restrictions under Federated's Second Amended and Restated Credit Agreement, which limit cash payments for additional stock repurchases to $158.7 million after considering earnings through March 31, 2002, certain stock repurchases through April 30, 2002, and the dividend payment on May 15, 2002 (see Note (5) to the Consolidated Financial Statements).

     During the first quarter 2002, Federated paid dividends of $5.3 million or $0.046 per share. In April 2002, Federated's board of directors declared a dividend of $0.057 per share that will be paid on May 15, 2002, to shareholders of record as of May 7, 2002. After considering earnings through March 31, 2002, certain stock repurchases through April 30, 2002, and the dividend payment on May 15, 2002, Federated, given current debt covenants, has the ability to pay dividends of approximately $144.2 million.

     Payments on debt - nonrecourse were significantly lower during the first quarter 2002 than similar payments made in the first quarter 2001 as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" on page 12 for a detailed explanation).

     Future Cash Requirements. Management expects that the principal uses of cash will be to advance sales commissions, repurchase company stock, fund strategic business acquisitions including making a contingent payment relating to the Kaufmann Acquisition equal to $33.1 million in May 2002, pay shareholder dividends, pay incentive compensation, fund property and equipment acquisitions, fund minimum lease payments and seed new products. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the B-share program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Alternative Products

     Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO pursuant to the terms of an investment management agreement between Federated and each CBO. As of March 31, 2002, assets managed by Federated in the CBOs totaled $1.0 billion. The financial condition and results of operations of these CBOs are not included in Federated's Consolidated Financial Statements as of and for the three-month period ended March 31, 2002, or for any prior period. In each case, there exists a majority owner(s) that is an independent third party from Federated owning at least three percent equity in the CBO. Federated does not maintain control over these entities, has not guaranteed any of the notes issued by the CBOs nor has any obligations or commitments associated with them.

Critical Accounting Policies

     Federated's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Of the significant accounting policies described in Federated's Annual Report on Form 10-K for the year ended December 31, 2001, management believes that its policy regarding the identification, valuation and impairment of intangible assets involves a high degree of judgment and complexity due to the significant use of assumptions. Significant differences between actual results and the assumptions used in the valuation and impairment analyses could have a significant impact on the carrying value of the assets. (See Note (1) to the Consolidated Financial Statements included in Federated's Annual Report on Form 10-K for the year ended December 31, 2001, and Note (2) to the Consolidated Financial Statements included herein).


Part I, Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------

     In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. At March 31, 2002, Federated was exposed to price risk with regard to its investments in fluctuating-value mutual funds. This is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated's investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (performance seeds) in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. As of March 31, 2002, the fair value of the performance seed investments was $0.9 million. Federated did not hold any derivative investments to hedge its performance seeds at March 31, 2002.

     As of March 31, 2002, Federated is also exposed to interest rate and credit risk relating to its investments in asset-backed securities. In periods of either rising default rates or interest rates, the carrying value of the investment may be adversely affected by unfavorable changes in cash flow estimates, declines in the value of the underlying fixed-rate securities, and increased expected returns. At March 31, 2002, Federated's investments in asset-backed securities totaled $2.5 million.

     It is also important to note that a significant portion of Federated's revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in market or other conditions will therefore negatively impact revenue and net income.


Part II, Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------------------------------------------

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

     Exhibit 10.1 Material contracts - Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated April 8, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (filed herewith)

     Exhibit 10.2 Material contracts - Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (filed herewith)


(b) Reports on Form 8-K: No reports on Form 8-K not previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001, were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date            May 14, 2002                  By:   /s/  J. Christopher Donahue
                                                    J. Christopher Donahue
                                                President and
                                                Chief Executive Officer


Date            May 14, 2002                  By:   /s/  Thomas R. Donahue
                                                Thomas R. Donahue
                                                Chief Financial Officer