Form 10-Q
period 2002-06-30
FEDERATED INVESTORS INC /PA/
filed 2002-08-14
CIK 1056288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------------EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 2002
                                    ------------------------------------------

                                   OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------------ SECURITIES EXCHANGE ACT OF 1934

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


                            Pennsylvania 25-1111467
                            ------------ ----------
                 (State or other jurisdiction of (IRS Employer
                            incorporation or organization)
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of August 12, 2002, the Registrant had outstanding 9,000 shares of Class A Common Stock and 114,193,971 shares of Class B Common Stock.

Table of Contents
--------------------------------------------------------------------------------

                                                                        Page No.
Part I.  Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets at June 30, 2002 and December     3
                31, 2001

                Consolidated Statements of Income for the Three and Six
                Months Ended June 30,                                         4
                2002 and 2001

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30,                                                5
                2002 and 2001

                Notes to Consolidated Financial Statements                    6

       Item 2.     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   10

       Item 3.   Quantitative and Qualitative Disclosures About Market       16
       Risk

Part II.  Other Information

       Item 4.    Submission of Matters to a Vote of Security Holders        17

       Item 6.     Exhibits and Reports on Form 8-K

                (a)   Exhibits required by Item 601 of Regulation S-K        18

                (b)   Reports on Form 8-K                                    18

Signatures                                                                   19

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002                                19




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

                                       3

Part I, Item 1.  Financial Statements
Consolidated Balance Sheets
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(dollars in thousands)
(unaudited)                                               June 30,   December
                                                                        31,
                                                            2002        2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                             $     76,274$    73,511
   Securities available for sale                                  205      4,602
   Receivables, net of reserve of $226 and $315,               29,114     32,581
respectively
   Accrued revenues                                             6,547      6,596
   Prepaid expenses                                             6,634      2,633
   Current deferred tax asset, net                                370      2,025
   Other current assets                                           720        361
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total current assets                           119,864    122,309
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Long-Term Assets:
   Goodwill, net of accumulated amortization of $24,862       164,931    131,867
   Other intangible assets, net                                75,532     80,026
   Deferred sales commissions, net of accumulated
amortization of $54,130 and                                    58,498     56,875
        $47,222, respectively
   Property and equipment, net of accumulated
depreciation of $50,934 and                                    33,397     34,521
        $47,264, respectively
   Other long-term assets                                       5,679      5,955
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total long-term assets                         338,037    309,244
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Total assets                         $    457,901$   431,553
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Liabilities:
   Cash overdraft                                        $      4,405$     5,085
   Current portion of long-term debt - recourse                   267        157
   Accrued expenses                                            51,179     58,275
   Accounts payable                                            26,451     29,102
   Income taxes payable                                           598     26,543
   Other current liabilities                                    3,527      5,946
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               Total current liabilities                       86,427    125,108
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Long-Term Liabilities:
   Long-term debt - recourse                                      472          0
   Long-term debt - nonrecourse                                56,476     54,954
   Long-term deferred tax liability, net                       10,924      7,036
   Other long-term liabilities                                  7,053      6,995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               Total long-term liabilities                     74,925     68,985
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    Total liabilities                         161,352    194,093
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Minority interest                                                 307        363
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Shareholders' Equity:
   Common stock:
      Class A, no par value, 20,000 shares authorized,            189        189
9,000 shares issued and outstanding
      Class B, no par value, 900,000,000 shares                82,436     82,299
authorized, 129,505,456 shares issued
   Additional paid-in capital from treasury stock               3,610      3,543
transactions
   Retained earnings                                          504,583    411,447
   Treasury stock, at cost, 15,235,885 and 14,144,515
        shares Class B common stock, respectively            (294,182) (259,626)
   Employee restricted stock plan                                (349)     (469)
   Accumulated other comprehensive loss                           (45)     (286)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               Total shareholders' equity                     296,242    237,097
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Total liabilities, minority          $    457,901$   431,553
interest, and shareholders' equity
-------------------------------------------------------------------------------
(The accompanying notes are an integral part of these consolidated financial statements.)


Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)                                      Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                           ---------------------------------------------------------
                                           ---------------------------------------------------------
                                                    2002           2001           2002        2001
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Revenue:
     Investment-advisory fees,             $     112,548    $   102,593     $  226,130   $ 197,052
net-affiliates
     Investment-advisory fees, net-other           3,351          2,633          6,209       5,176
     Administrative-service fees,                 30,584         26,560         61,695      51,160
net-affiliates
     Administrative-service fees,                  4,749          5,250          9,881      10,471
net-other
     Other service fees, net-affiliates           23,145         33,353         44,934      65,797
     Other service fees, net-other                 6,470          7,040         12,695      13,751
     Commission income                             1,012            759          1,773       1,826
     Other, net                                      522            543            684         928
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
          Total revenue                          182,381        178,731        364,001     346,161
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Operating Expenses:
     Compensation and related                     47,429         43,890         95,965      83,536
     Advertising and promotional                  18,492         17,335         36,395      33,496
     Systems and communications                    7,692          7,238         14,010      14,728
     Office and occupancy                          6,430          7,148         12,718      13,610
     Professional service fees                     5,610          7,170         11,270      14,150
     Travel and related                            3,551          3,545          5,985       6,764
     Amortization of deferred sales                3,791         11,557          7,542      24,204
commissions
     Amortization of intangible assets             2,942          4,069          6,003       6,080
     Other                                         2,356          1,699          4,354       2,797
--------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
          Total operating expenses                98,293        103,651        194,242     199,365
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Operating income                                  84,088         75,080        169,759     146,796
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Nonoperating Income (Expense):
     Interest and dividends                          509          2,419          1,084       6,917
     Loss on sale of securities available           (34)            (1)          (153)       (496)
for sale, net
     Debt expense - recourse                       (108)        (1,810)          (208)     (3,607)
     Debt expense - nonrecourse                  (1,063)        (5,880)        (2,117)    (12,027)
     Other, net                                     (69)          (285)           (68)       (304)
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
          Total nonoperating expenses, net         (765)        (5,557)        (1,462)     (9,517)
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Income before minority interest and               83,323         69,523        168,297     137,279
income taxes
Minority interest                                  2,638          2,710          5,302       5,358
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Income before income taxes                        80,685         66,813        162,995     131,921
Income tax provision                              28,074         23,939         58,061      47,403
----------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Net income                                 $      52,611 $       42,874   $    104,934 $    84,518
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                 $        0.47 $         0.37   $       0.93 $      0.73
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
     Diluted                               $        0.45 $         0.36   $       0.89 $      0.70
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Cash dividends per share                   $       0.057 $        0.046   $      0.103 $     0.083
----------------------------------------------------------------------------------------------------


(The accompanying notes are an integral part of these consolidated financial statements.)





Consolidated Statements of Cash Flows
(in thousands)
(unaudited)


Six Months Ended June 30,                                              2002          2001
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                     $ 104,934   $  84,518
   Adjustments to reconcile net income to net cash
provided by
     operating activities:
     Amortization of intangible assets                                6,003       6,080
     Depreciation and other amortization                              3,667       4,440
     Amortization of deferred sales commissions                       7,542      24,204
     Minority interest                                                5,302       5,358
     Gain on disposal of assets                                      (2,223)     (1,763)
     Provision (benefit) for deferred income taxes                    4,535        (197)
     Tax benefit from exercise of stock options                          80       6,703
     Deferred sales commissions paid                                (42,963)    (38,632)
     Contingent deferred sales charges received                         381      17,911
     Proceeds from sale of certain future revenues                   35,792      32,991
     Other changes in assets and liabilities:
       Decrease (increase) in receivables, net                        3,467      (3,034)
       Increase in other assets                                      (2,446)     (5,190)
       Decrease in accounts payable and accrued expenses             (9,747)    (13,050)
       Decrease in income taxes payable                             (25,945)     (7,815)
       (Decrease) increase in other current liabilities              (3,475)      3,978
       Decrease in other long-term liabilities                         (817)       (908)
--------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

     Net cash provided by operating activities                       84,087     115,594
--------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Investing Activities:
   Additions to property and equipment                               (1,896)     (3,296)
   Proceeds from disposal of property and equipment                      18          25
   Business acquisitions                                            (33,494)    (171,814)
   Purchases of securities available for sale                          (111)       (504)
   Proceeds from redemptions of securities available for              4,529      52,846
sale
--------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

     Net cash used by investing activities                          (30,954)    (122,743)
--------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Financing Activities:
   Distributions to minority interest                                (5,358)     (5,782)
   Dividends paid                                                   (11,798)     (9,711)
   Proceeds from exercise of options                                    218       1,087
   Purchase of treasury stock                                       (34,707)    (21,771)
   Proceeds from new borrowings - nonrecourse                         7,331       6,747
   Payments on debt - nonrecourse                                    (5,809)    (39,805)
   Payments on debt - recourse                                         (247)    (14,153)
-----------------------------------------------------------------------------------------------

     Net cash used by financing activities                          (50,370)    (83,388)
--------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  2,763     (90,537)
Cash and cash equivalents, beginning of period                       73,511     149,920
--------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $  76,274   $  59,383
--------------------------------------------------------------------------------------------------
(The accompanying notes are an integral part of these consolidated financial statements.)





Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(unaudited)


(1) Summary of Significant Accounting Policies

(a)  Basis of Presentation

     The unaudited interim consolidated financial statements of Federated Investors, Inc. (Federated) included herein have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

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

(b)  Recent Accounting Pronouncements

     In April 2002,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, Statement 145 eliminates the requirement under FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from extinguishment of debt as extraordinary items in the income statement. Similarly, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" has been rescinded. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The adoption of Statement 145 is not expected to have a material impact on Federated's results of operations or financial condition.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that such a liability be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan, as defined in Issue No. 94-3. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 is not expected to have a material impact on Federated's results of operations or financial position.

(2) Intangible Assets and Goodwill

     On January 1, 2002, Federated adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 states that goodwill and other intangible assets with indefinite useful lives should no longer be amortized but rather tested at least annually for impairment. This Statement requires that goodwill be tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment. Management has identified and determined the fair value of its reporting unit for purposes of completing this first step of the transitional impairment test and has concluded that no impairment has occurred.

     Federated continues to amortize identifiable intangible assets, including investment advisory contracts and noncompete agreements, over their useful lives, which range from one to 14 years. The following table shows the balances of identifiable intangible assets as of June 30, 2002 and December 31, 2001, and the related cost and accumulated amortization:


                                     June 30, 2002                     December 31, 2001
                           -----------------------------------  --------------------------------
                           -----------------------------------  --------------------------------
                                     Accumulated      Carrying            Accumulated   Carrying
in thousands                Cost     Amortization      Value     Cost     Amortization   Value
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


Investment advisory       $ 71,282 $     (8,788)   $   62,494  $ 78,920  $  (13,511)   $ 65,409
contracts
Noncompete agreements       15,400       (3,679)       11,721    15,400      (2,139)     13,261
Other                        1,806         (489)        1,317     1,780        (424)      1,356
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Total identifiable   $ 88,488 $    (12,956)   $   75,532  $ 96,100  $  (16,074)   $ 80,026
intangible assets
------------------------------------------------------------------------------------------------



     The balance representing goodwill at June 30, 2002, was $164.9 million as compared to $131.9 million at December 31, 2001. The $33.0 million increase in goodwill reflects the first contingent purchase price payment for the acquisition of substantially all of the business of Edgemont Asset Management Corporation completed in the second quarter 2001. The first contingent purchase price payment was made on May 8, 2002, and represented approximately 20% of the total amount of contingent purchase price available to be paid over the first six years following the closing date of the acquisition, provided certain revenue targets are met.

     Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2002, was $2.9 million and $6.0 million, respectively as compared to $3.3 million and $4.6 million, respectively for the same periods last year. The following table presents adjusted net income for the three- and six-month periods ended June 30, 2002 and 2001, reflecting prior year net income and basic and diluted earnings per share as though Federated had adopted the provisions of SFAS 142 on January 1, 2001:


                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
----------------------------------------------------------------------------------
in thousands, except per share data        2002        2001          2002        2001


----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Net income                               $52,611      $42,874      $ 104,934    $84,518
Add back:  Goodwill amortization, net          0        1,085              0      1,761
of tax
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Adjusted net income                      $52,611      $43,959      $ 104,934    $86,279
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Basic earnings per share                 $0.47        $0.37        $0.93        $0.73
Add back:  Goodwill amortization, net     0.00         0.01         0.00        0.02
of tax
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Adjusted basic earnings per share        $0.47        $0.38        $0.93        $0.75
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Diluted earnings per share              $0.45         $0.36        $0.89        $0.70
Add back:  Goodwill amortization, net    0.00          0.00         0.00         0.02
of tax
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Adjusted diluted earnings per share     $0.45         $0.36        $0.89        $0.72
----------------------------------------------------------------------------------



(3) Long-Term Debt - Recourse

     During the first quarter 2002, Federated repaid all outstanding liabilities on the capital leases held as of December 31, 2001. Federated entered into a new capital lease for computer hardware during the first quarter 2002 and recorded recourse debt which has a balance of $0.7 million as of June 30, 2002. This lease has an interest rate of 4.55% and a term of three years.

(4)  B-Share Programs and Long-Term Debt - Nonrecourse

     Federated sells its rights to future cash flow streams associated with B-share deferred sales commissions [distribution and servicing fees as well as contingent deferred sales charges (CDSCs)] to an independent third party. For accounting purposes, sales of these distribution fees and CDSCs from inception of the first program in 1997 through September 2000 were accounted for as financings as a result of Federated's retained interest in any residual cash flows in this program. Sales of servicing fees under the first program were also accounted for as financings due to the same retained interest as well as Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt was recorded. As a result, "Other service fees, net - affiliates" in the Consolidated Statements of Income reflected distribution and servicing fees earned on B shares sold through September 2000. In addition, debt expense associated with the nonrecourse debt, amortization of deferred sales commissions and other program-related expenses were recorded for sales through September 2000.

     Beginning in October 2000, pursuant to the terms of a second sales program with an independent third party, Federated accounted for the sales of its rights to future distribution fees and CDSCs as sales. Sales of Federated's rights to future servicing fees continued to be accounted for as financings due to Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded. Total nonrecourse debt at June 30, 2002, and December 31, 2001, was $56.5 million and $55.0 million, respectively. The nonrecourse debt carries interest rates ranging from 5.80% to 8.60% with weighted average interest rates of 7.57% and 7.79% at June 30, 2002 and December 31, 2001, respectively. The current B-share program allows Federated to sell its rights to future cash flow streams associated with B-share deferred sales commissions through December 2003.

     On December 31, 2001, Federated sold its retained interest in the residual cash flows under its first B-share program to an independent third party. As a result, Federated recognized sale treatment accounting for B-share 12b-1 fees and CDSCs sold under this program. The recognition of sale treatment resulted in the reversal of certain asset and liability balances associated with this program as of December 31, 2001. Beginning January 1, 2002, Federated no longer recognizes revenue and expense items in its Consolidated Statements of Income for these sold 12b-1 fees and CDSCs or the related asset and liability balances. Federated continues to account for the prior sale of rights to future servicing fees as financings. "Other service fees, net-affiliates," "Amortization of deferred sales commissions" and "Debt expense - nonrecourse" for the three and six months ended June 30, 2001, included $12.5 million and $26.0 million, $6.9 million and $14.4 million and $4.9 million and $10.1 million, respectively, recorded in connection with the financing accounting treatment of future 12b-1 fees and CDSCs sold under this B-share program.


(5) Common Stock

(a)  Cash Dividends and Stock Repurchases

     Federated's Second Amended and Restated Credit Agreement (Credit Facility) contains restrictions on cash payments of dividends and purchases of treasury stock. The Credit Facility limits cash payments for dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of June 30, 2002, approximately $167.9 million was available to pay dividends under this restriction. The Credit Facility limits cash payments for purchases of treasury stock to $125.0 million plus the amount allowable for dividend payments less certain additional stock repurchases. As of June 30, 2002, approximately $179.6 million was available to repurchase stock under this restriction.

     Cash dividends of $0.046 and $0.057 per share or approximately $5.3 million and $6.5 million were paid in the first and second quarters of 2002, respectively, to holders of common shares. Additionally, on July 23, 2002, the board of directors of Federated declared a dividend of $0.057 per share to be paid on August 15, 2002 to shareholders of record as of August 7, 2002.

As of June 30, 2002, under Federated's current share buyback programs, Federated can repurchase approximately 5.9 million additional shares subject to the cash payment limit imposed by its Credit Facility.

(b)  Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of June 30, 2002, a total of 51,998 shares had been purchased by employees in this plan.



(6) Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                    Three               Six
                                               Months Ended        Months Ended
                                                 June 30,             June 30,


-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
in thousands, except per share data             2002       2001      2002     2001
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Numerator
     Net income                               $ 52,611    $42,874   $104,934  $84,518
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

Denominator
     Basic weighted-average shares            112,624     115,389    112,895   115,272
     outstanding
     Dilutive potential shares from             5,087       5,063      5,055     5,112
     stock-based compensation
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
     Diluted weighted-average shares          117,711     120,452    117,950   120,384
     outstanding
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

Basic earnings per share                    $   0.47      $0.37      $  0.93    $ 0.73
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Diluted earnings per share                  $   0.45      $0.36      $  0.89    $ 0.70
-----------------------------------------------------------------------------------


(7) Comprehensive Income

     Comprehensive income was $52.8 million and $42.7 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $105.2 million and $83.1 million for the six-month periods ended June 30, 2002 and 2001, respectively.




Part I, Item 2.  Management's Discussion and Analysis
--------------------------------------------------------------------------------
of Financial Condition and Results of Operations
(unaudited)


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




Asset Highlights
Managed Assets at Period End
                                                                       Percent
in millions as of June 30,                     2002           2001      Change
----------------------------------------------------------------------------------
By Asset Class
          Money market                    $ 140,860     $  117,810          20%
          Equity                             20,886         24,269         (14%)
          Fixed-income                       23,260         18,695          24%
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
               Total managed assets       $ 185,006     $  160,774          15%
----------------------------------------------------------------------------------
By Product
Type
     Funds:
          Money market                    $ 127,972      $ 117,035           9%
          Equity                             19,034         22,461         (15%)
          Fixed-income                       19,472         15,179          28%
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
               Total fund assets          $ 166,478      $ 154,675           8%
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

     Separate Accounts:
          Money market                    $  12,888     $      775       1,563%
          Equity                              1,852          1,808           2%
          Fixed-income                        3,788          3,516           8%
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
                Total separate            $  18,528     $    6,099         204%
                account assets
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
                Total managed assets      $ 185,006     $  160,774          15%
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------





Average Managed Assets
                                    Three Months Ended            Six Months Ended
                                         June 30,        Percent      June 30,        Percent
in millions                                              Change                       Change
                                        2002      2001                2002    2001
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Money market                       $ 145,632    $114,227    27%     $142,524 $110,242  29%
Equity                                22,191     23,812    (7%)       22,283   22,741   (2%)
Fixed-income                          22,949     18,727    23%        22,346   18,681   20%
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
             Total average         $ 190,772     156,766   22%      187,153  $151,664    23%
             managed assets
----------------------------------------------------------------------------------------------

Period-End and Average Administered Assets

                                   Three Months Ended            Six Months Ended
                                          June 30,                   June 30,
                                                       Percent                      Percent
in millions                                            Change                       Change
                                     2002         2001              2002    2001
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Period-end assets                  $  32,830     41,841   (22%)  $32,830   $41,841  (22%)
Average assets                     $  39,367     42,200    (7%)  $41,458   $42,139   (2%)


Components of Changes in Equity and Fixed-Income Fund Managed Assets



                                               Three Months         Six Months Ended
                                                 Ended
                                                 June 30,               June 30,
                                          ----------------------------------------------
                                          ----------------------------------------------
in millions                                 2002      2001       2002        2001
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Equity Funds
       Beginning assets                   $21,125    $18,249    $20,760    $20,641
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
          Sales                            1,527       1,337      3,090      3,005
          Redemptions                     (1,388)     (1,446)    (2,694)    (3,184)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
                    Net sales                139        (109)       396       (179)
          (redemptions)
          Net exchanges                      (66)         28        (30)       (37)
          Acquisition related                  -       3,235          -      3,235
          Other*                          (2,164)      1,058     (2,092)    (1,199)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
       Ending assets                      $19,034    $22,461    $19,034    $22,461
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Fixed-Income Funds
       Beginning assets                   $18,533    $15,112    $17,378    $14,268
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
          Sales                            3,121       1,631      6,303      3,590
          Redemptions                     (2,353)     (1,390)    (4,522)    (2,788)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
                    Net sales                768         241      1,781        802
          Net exchanges                      100         (29)       134        (42)
          Other*                              71        (145)       179        151
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
       Ending assets                      $19,472    $15,179    $19,472    $15,179
----------------------------------------------------------------------------------------


     * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

     The June 30, 2002, period-end managed assets increased 15% over period-end managed assets at June 30, 2001. Average managed assets for the three months ended June 30, 2002, grew 22% over average managed assets for the three months ended June 30, 2001. These increases in total and average assets primarily reflect strong money market and fixed-income fund sales in 2001 and the first half of 2002 as well as the additions of the Federated Kaufmann Fund in the second quarter 2001 and TexPool, a Texas local government investment pool in the second quarter 2002. Money market products led in average asset growth with a 27% increase for the three months ended June 30, 2002 as compared to the same period in 2001. Market conditions were favorable for growth in money market products as declining short-term interest rates in 2001 gave money market mutual funds a persistent yield advantage as compared to the direct market. Rapid and sustained fluctuations in the equity markets in 2001 and the first half of 2002 also caused investors to increase their allocations to money market investments. Additionally, Federated benefited from the quality and performance of its products, the strength of its relationships and an increase in cash-management relationships with corporations, universities, government entities and broker/dealer organizations. Changes in Federated's average asset mix period over period, which reflect shifts in investor demands, have a direct impact on Federated's total revenue per dollar of assets managed as money market and fixed-income products generally carry lower management fees per invested dollar than equity products. The following table shows the percent of total revenue derived from each asset type for the three and six months ended June 30:


Relative Contribution to        Three                         Six
Total Revenue                Months Ended                 Months Ended
                              June 30,                      June 30,
--------------------------------------------------------------------------
                              2002         2001          2002        2001
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Money market assets            45%          39%           46%         39%
                                 %            %             %           %
Equity assets                  31%          37%           30%         36%
Fixed-income assets            17%          18%           17%         18%
Other activities                7%           6%            7%          7%
--------------------------------------------------------------------------

     The increase in revenue derived from money market assets and decreases in revenue from equity and fixed-income assets reflects not only strong growth in money market assets experienced during 2001 and the first half of 2002 but also a change to sale-treatment accounting beginning January 1, 2002 for the 12b-1 cash flows associated with Class B shares of Federated mutual funds (see "B-Share Programs" for a detailed explanation).

Results of Operations

     Net Income. The table below presents the highlights of our operations for the three- and six-month periods ended June 30, 2002 and 2001:

                            Three Months Ended                       Six Months Ended
                                 June 30,              Percent         June 30,                 Percent
                               2002      2001   Change Change          2002     2001    Change  Change
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


Net income (in millions)     52.6     $42.9    $ 9.7   23%         104.9       84.5     20.4     24%

Earnings per share
     Basic                   0.47    $ 0.37    $ 0.10   27%          0.93       0.73      0.20    27%
     Diluted                 0.45    $ 0.36    $ 0.09   25%          0.89       0.70      0.19    27%

Revenue (in millions)
     Revenue from managed   170.6     $165.9    $ 4.7    3%         340.7     321.0      19.7     6%
assets
     Service-related
revenue from                 11.8       12.8     (1.0)  (8%)         23.3      25.2      (1.9)   (8%)
       Sources other than
managed assets
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
       Total Revenue        182.4     $178.7    $ 3.7    2%         364.0     346.2      17.8     5%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Operating margin             46.1%      42.0%     4.1%  10%          46.6%     42.4%      4.2%    10%

----------------------------------------------------------------------------------------------------------


     Net income for the three- and six-month periods ended June 30, 2002 increased 23% and 24%, respectively, compared to the same periods last year. The increases reflect increased revenue from managed assets as a result of significant growth in assets, improved operating margins and reduced nonoperating expenses. Diluted earnings per share for the three- and six-month periods ended June 30, 2002 increased 25% and 27%, respectively, compared to the same periods of 2001 due to increased net income and reduced weighted-average diluted shares outstanding resulting from stock repurchases during 2001 and the first half of 2002.

     Revenue. Total revenue for the three- and six-month periods ended June 30, 2002 increased $3.7 million and $17.8 million, respectively, as compared to the same periods of 2001. Revenue from managed assets for the three- and six-month periods ended June 30, 2001 included $12.5 million and $26.0 million, respectively, in 12b-1 fees associated with Class B shares of Federated's mutual funds. Due to the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares, 2002 revenues do not include these fees (see "B-Share Programs" for a detailed explanation). Excluding the B-share-related 12b-1 fees for 2001, total revenue for the three- and six-month periods ended June 30, 2002, increased $16.2 million or 10% and $43.8 million or 14%, respectively, over the same periods of 2001. These increases are the result of increased revenue from managed assets. Revenue from average assets grew period over period, but to a lesser degree than the growth in assets due to a higher composition of money market and fixed-income products, which earn, on average, lower fees per invested dollar than equity products.

     Service-related revenue from sources other than managed assets decreased $1.0 million and $1.9 million for the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods last year. The decreases were due largely to the internalization of administrative services and other changes in services provided to certain bank customers. These revenues represented 1.5% of Federated's total revenue in 2001.

     Operating Expenses. Operating expenses for the three- and six-month periods ended June 30, are set forth in the following table:

                           Three Months Ended                Six Months Ended
                                June 30,             Percent     June 30,            Percent
(in millions)                 2002    2001    Change  Change   2002   2001    Change Change


----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Compensation and related       47.4    43.9      3.5     8%     96.0    83.5    12.5   15%
Advertising and                18.5    17.3      1.2     7%     36.4    33.5    2.9     9%
promotional
Amortization of deferred
sales commissions               3.8             (7.8)  (67%)     7.5    24.2   (16.7) (69%)
                                       11.6
Amortization of                 2.9     4.1     (1.2)  (29%)     6.0     6.1    (0.1)  (2%)
intangible assets
All other                      25.7    26.8     (1.1)   (4%)    48.3    52.1    (3.8)  (7%)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Total Operating Expenses       98.3   103.7     (5.4)   (5%)   194.2   199.4    (5.2)  (3%)
---------------------------------------------------------------------------------------------


     Total operating expenses for the three- and six-month periods ended June 30, 2002 decreased $5.5 million and $5.2 million, respectively, as compared to the same periods last year. Compensation and related expense for the three- and six-month periods ended June 30, 2002, increased as compared to the same periods last year as a result of increased variable-based compensation due in part to the acquisition of substantially all of the business of Edgemont Asset Management Corporation in the second quarter 2001 (the Kaufmann Acquisition). The increases in advertising and promotional expense reflects increases in marketing allowances due primarily to significant asset and sales growth. Amortization of deferred sales commissions decreased for both the three- and six-month periods ended June 30, 2002 as compared to the same periods last year primarily as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" for a detailed explanation). Amortization of intangible assets decreased for both periods in 2002 as compared to 2001 as a result of both the discontinuation of goodwill amortization (see Note (2) to the Consolidated Financial Statements) and the full amortization of certain assets during 2001 and the first half of 2002, partially offset by the addition of identifiable intangible assets related to the Kaufmann Acquisition. All other expenses decreased for both periods in 2002 as compared to 2001 primarily as a result of reductions to professional service fees due to the change in services provided to certain bank customers and the full depreciation of various leasehold improvements.

     Nonoperating Income (Expense). Net nonoperating expenses for the three- and six-months ended June 30, 2002, decreased $4.8 million and $8.1 million, respectively, compared to the same periods last year. Interest and dividend income decreased in 2002 due to lower investment balances as a result of cash used for the Kaufmann Acquisition in the second quarter 2001 and lower investment yields in 2002. Debt expense decreased in 2002 as a result of lower levels of outstanding debt. Recourse debt levels were lower due to the early retirement of Federated's 7.96% Senior Secured Notes in the fourth quarter of 2001. Nonrecourse debt levels were lower due to the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares of Federated's mutual funds (see "B-Share Programs" for a detailed explanation).

     Income Taxes. The income tax provision for the three- and six-month periods ended June 30, 2002 were $28.1 million and $58.1 million as compared to $23.9 million and $47.4 million, respectively, for the same periods in 2001. The effective tax rate was 34.8% and 35.8% for the second quarter 2002 and 2001, respectively, and 35.6% and 35.9% for the first half of 2002 and 2001, respectively.


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

     On December 31, 2001, Federated sold its retained interest in the residual cash flows under this B-share program to an independent third party. As a result, Federated recognized sale treatment accounting for B-share 12b-1 fees and CDSCs sold under this program. The recognition of sale treatment resulted in the reversal of certain asset and liability balances associated with this program as of December 31, 2001. Beginning January 1, 2002, Federated no longer recognizes revenue and expense items in its Consolidated Statements of Income for these sold 12b-1 fees and CDSCs or the related asset and liability balances. "Other service fees, net-affiliates," "Amortization of deferred sales commissions" and "Debt expense - nonrecourse" for the three and six months ended June 30, 2001, included $12.5 million and $26.0 million, $6.9 million and $14.4 million and $4.9 million and $10.1 million, respectively, recorded in connection with the financing accounting treatment of future 12b-1 fees and CDSCs sold under this B-share program.

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


Liquidity and Capital Resources

     At June 30, 2002, liquid assets, consisting of cash and cash equivalents, the current portion of securities available for sale and receivables, totaled $105.6 million as compared to $110.7 million at December 31, 2001.

     Operating Activities. Net cash provided by operating activities totaled $84.1 million for the six-month period ended June 30, 2002, as compared to $115.6 million for the same period of 2001. This decrease is largely attributable to the effects of certain cash payments made in the first half of 2002 and the elimination of 12b-1 fees and CDSCs received on Class B shares of Federated's mutual funds as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" for a detailed explanation), partially offset by increased profitability in 2002. Cash payments made in the first half of 2002 included taxes paid on the sale of Federated's retained interest in the residual cash flows and the payment of normal operating expenses accrued as of the end of 2001.

     Investing Activities. During the first half of 2002, Federated made a $33.1 million contingent payment related to the Kaufmann Acquisition, paid $1.9 million to acquire property and equipment and received $4.5 million from redemptions of available-for-sale securities.

     Financing Activities. During the six months ended June 30, 2002, Federated used $50.4 million for financing activities. Of this amount, $34.7 million was used to repurchase 1,105,370 shares of Class B common stock. As of June 30, 2002, Federated can repurchase an additional 5.9 million shares through its authorized programs. Repurchases under these programs are subject to restrictions under Federated's Second Amended and Restated Credit Agreement, which limit cash payments for additional stock repurchases to $170.0 million after considering earnings through June 30, 2002, certain stock repurchases through July 31, 2002, and the dividend payment on August 15, 2002 (see Note (5) to the Consolidated Financial Statements).

     During the first and second quarters of 2002, Federated paid dividends of $5.3 million and $6.5 million or $0.046 and $0.057 per share, respectively. In July 2002, Federated's board of directors declared a dividend of $0.057 per share that will be paid on August 15, 2002, to shareholders of record as of August 7, 2002. After considering earnings through June 30, 2002, certain stock repurchases through July 31, 2002, and the dividend payment on August 15, 2002, Federated, given current debt covenants, has the ability to pay dividends of approximately $159.8 million.


     Payments on debt-nonrecourse were significantly lower during the first half of 2002 than in the first half of 2001 as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" for a detailed explanation). Payments on debt-recourse were lower during the first half of 2002 than amounts for the same period in 2001 due to the early retirement of Federated's 7.96% Senior Secured Notes in the fourth quarter 2001.

     Future Cash Requirements. Management expects that the principal uses of cash will be to advance sales commissions, repurchase company stock, fund strategic business acquisitions, pay shareholder dividends, pay incentive compensation, fund property and equipment acquisitions, fund minimum lease payments and seed new products. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the B-share program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Alternative Products

     Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBO products are structured using special-purpose entities. The financial condition and results of operations of these CBOs are not included in Federated's Consolidated Financial Statements as of and for the three- and six-month periods ended June 30, 2002, or for any prior period. In each case, there exists a majority owner(s) that is an independent third party from Federated owning at least three percent equity in the CBO. Federated has not guaranteed nor has any recourse related to any of the notes issued by the CBOs. As of June 30, 2002, assets managed by Federated in the CBOs totaled $1.1 billion.

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

Quantitative and Qualitative Disclosures About Market Risk (Continued)
--------------------------------------------------------------------------------

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------
(unaudited)

     In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated's investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (performance seeds) in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At June 30, 2002, Federated was exposed to price risk with regard to its $0.1 million of performance seed investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated did not hold any derivative investments to hedge its performance seeds at June 30, 2002.

As of June 30, 2002, Federated is also exposed to interest rate and credit risk relating to its investment in asset-backed securities with a $2.5 million investment in the mortgage-backed CBO product. Due to factors including credit risk/ defaults and rising interest rates, the carrying value of the investment may be adversely affected by unfavorable changes in cash flow estimates, declines in the value of the underlying fixed-rate securities, and related expected returns.

It is also important to note that a significant portion of Federated's revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in market or other conditions will therefore negatively impact revenue and net income.

Part II, Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
(unaudited)


(a)  Federated's annual shareholders' meeting was held on April 24, 2002.

(b) The board of directors of Federated Investors, Inc. as previously reported to the Securities and Exchange Commission was re-elected in its entirety.

(c) The matters voted upon were the Federated Investors, Inc. Stock Incentive Plan and the Federated Investors, Inc. Annual Incentive Plan, as amended. All 9,000 Class A Shares eligible to vote did so affirmatively.

Part II, Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

     Exhibit 10.1 Material contracts - Annual Stock Option Agreement dated April 24, 2002 between Federated Investors, Inc. and the independent directors (filed herewith)

     Exhibit 10.2 Material contracts -Federated Investors, Inc. Stock Incentive Plan as approved by shareholders April 24, 2002 (filed herewith)

     Exhibit 10.3 Material Contracts - Federated Investors, Inc. Annual Incentive Plan as approved by shareholders April 24, 2002, as amended (filed herewith)


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.
                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Federated Investors, Inc.
------------------------               --------------------------
                                       (Registrant)




Date  August 14, 2002               By:   /s/  J. Christopher Donahue
                                               J. Christopher Donahue
                                               President and
                                               Chief Executive Officer




Date  August 14, 2002               By:   /s/  Thomas R. Donahue
                                               Thomas R. Donahue
                                               Chief Financial Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Federated Investors, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date  August 14, 2002               By:   /s/  J. Christopher Donahue
                                               J. Christopher Donahue
                                               President and
                                               Chief Executive Officer


Date  August 14, 2002               By:   /s/  Thomas R. Donahue
                                               Thomas R. Donahue
                                               Chief Financial Officer