Form 10-Q
period 2002-09-30
FEDERATED INVESTORS INC /PA/
filed 2002-11-12
CIK 1056288

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                         FORM 10-Q



(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 2002

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of November 6, 2002, the Registrant had outstanding 9,000 shares of Class A Common Stock and 113,647,571 shares of Class B Common Stock.

Table of Contents
--------------------------------------------------------------------------------

                                                                           Page
                                                                             No.
Part I.  Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets                                   3

                Consolidated Statements of Income                             4

                Consolidated Statements of Cash Flows                         5

                Notes to Consolidated Financial Statements                    6

       Item 2.     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   11

       Item 3.   Quantitative and Qualitative Disclosures About Market       19
       Risk

       Item 4.   Controls and Procedures                                     19

Part II.  Other Information

       Item 6.     Exhibits and Reports on Form 8-K

                (a)   Exhibits required by Item 601 of Regulation S-K        20

                (b)   Reports on Form 8-K                                    20

Signatures                                                                   21

Certifications                                                               22



Special Note Regarding Forward-Looking Information
--------------------------------------------------------------------------------

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



Part I, Item 1.  Financial Statements
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)                                         September 30,   December 31,
                                                         2002         2001
Current Assets:
   Cash and cash equivalents                              $122,738     $73,511
   Marketable securities                                   1,472         4,602
   Receivables, net of reserve of $238 and
   $315, respectively                                     28,657        32,581
   Accrued revenues                                        6,658         6,596
   Prepaid expenses                                        5,456         2,633
   Current deferred tax asset, net                         390           2,025
   Other current assets                                    622             361
               Total current assets                        165,993      122,309

Long-Term Assets:
   Goodwill, net of accumulated
        amortization of $24,862                            164,934     131,867
   Other intangible assets, net                             73,391      80,026
   Deferred sales commissions, net of accumulated
   amortization of $53,924 and $47,222,
                respectively                              58,894        56,875
   Property and equipment, net of accumulated
     depreciation of $51,149 and $47,264, respectively    35,680        34,521
   Other long-term assets                                  3,341         5,955
               Total long-term assets                     336,240      309,244
               Total assets                              $502,233      $431,553

Current Liabilities:
   Cash overdraft                                         $2,804      $5,085
   Current portion of long-term debt - recourse            776        157
   Accrued expenses                                        60,224     58,275
   Accounts payable                                        26,305     29,102
   Income taxes payable                                    1,084      26,543
   Other current liabilities                               4,369      5,946
               Total current liabilities                   95,562     125,108

Long-Term Liabilities:
   Long-term debt - recourse                               1,338      0
   Long-term debt - nonrecourse                            57,152     54,954
   Long-term deferred tax liability, net                   11,757     7,036
   Other long-term liabilities                             7,180      6,995
               Total long-term liabilities                 77,427     68,985
                    Total liabilities                      172,989    194,093

Minority interest                                          455        363

Shareholders' Equity:
Common stock:
     Class A, no par value, 20,000 shares authorized,
     9,000 shares issued and outstanding                      189        189
     Class B, no par value, 900,000,000 shares
     authorized, 129,505,456 shares issued                  82,506    82,299
Additional paid-in capital from treasury stock
     transactions                                            3,610      3,54
Retained earnings                                          548,000    411,447
Treasury stock, at cost, 15,622,885 and 14,144,515
   shares Class B common stock,
   respectively                                           (305,165)   (259,626)
Employee restricted stock plan                            (290)      (469)
Accumulated other comprehensive loss                      (61)       (286)
               Total shareholders' equity                  328,789    237,097
Total liabilities, minority interest, and
    shareholders' equity                                   $502,233     $431,553

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)                         Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                      2002        2001        2002      2001
Revenue:
     Investment-advisory fees,
       net-affiliates                   $107,350    $105,968  $333,480 $303,019
     Investment-advisory fees, net-other   3,265      2,647      9,474   7,823
     Administrative-service fees,
         net-affiliates                 30,812    28,072      92,507      79,232
     Administrative-service fees,
       net-other                        3,782      5,184     13,663      15,655
     Other service fees,
         net-affiliates                 20,909    34,521     65,843     100,318
     Other service fees, net-other      5,896     7,105       18,591    20,856
     Commission income                  778       595         2,551     2,422
     Other, net                         443       654         1,127     1,582
          Total revenue               173,235   184,746     537,236    530,907

Operating Expenses:
     Compensation and related        40,473    45,590      136,438    129,126
     Advertising and promotional     19,197    16,630      55,592     50,126
     Systems and communications      6,851     7,196       20,861     21,925
     Office and occupancy             6,563    6,654       19,281     20,264
     Professional service fees        4,946    6,235       16,216     20,384
     Travel and related              3,152     3,146       9,137      9,910
     Amortization of deferred sales
       commissions                   3,460     10,355      11,001     34,559
     Amortization of intangible
         assets                      2,651     6,078       8,655     12,158
     Other                           2,224     2,123       6,578      4,920
          Total operating expenses   89,517    104,007     283,759    303,372

Operating income                     83,718    80,739      253,477    227,535

Nonoperating Income (Expenses):
     Interest and dividends         652        1,408       1,736      8,326
     Loss on securities, net        (640)      0           (793)      (496)
     Debt expense - recourse         (130)     (1,493)     (338)      (5,100)
     Debt expense - nonrecourse      (1,104)   (5,647)     (3,221)    (17,673)
     Other, net                     (1,876)    (4,987)     (1,944)    (5,292)
          Total nonoperating
             expenses, net          (3,098)    (10,719)   (4,560)     (20,235)
Income before minority interest
         and income taxes            80,620    70,020    248,917       207,300
Minority interest                    2,973     2,773       8,274       8,132
Income before income taxes           77,647    67,247      240,643    199,168
Income tax provision                 27,720    24,056      85,782     71,459

Net income                          $49,927    $43,191     $154,861   $127,709
Earnings per share:
     Basic                          $0.45      $0.37       $1.37      $1.11
     Diluted                        $0.43      $0.36       $1.32      $1.06
Cash dividends per share            $0.057     $0.046      $0.160     $0.129

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

Nine Months Ended September 30,                   2002            2001
Operating Activities:
   Net income                                     $154,861        $127,709
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangible assets              8,655           12,158
     Depreciation and other amortization            5,768           6,632
     Amortization of deferred sales commissions     11,001          34,559
     Minority interest                              8,274           8,132
     Net gain on disposal of assets                 (2,585)         (2,611)
     Provision (benefit) for deferred income taxes   5,357          (1,583)
     Tax benefit from exercise of stock options     82              6,703
     Deferred sales commissions paid                (61,534)        (53,772)
     Purchases of trading securities                (16,053)           0
     Proceeds from redemptions of trading
        securities                                  14,662             0
     Contingent deferred sales charges received     587             25,034
     Proceeds from sale of certain future revenues  51,340          46,179
     Other changes in assets and liabilities:
       Decrease (increase) in receivables, net       4,029         (366)
       Decrease in other assets                      696            2,617
       Decrease in accounts payable and accrued
                expenses                             (997)         (4,396)
       (Decrease) increase in income taxes payable   (25,459)      15,498
       (Decrease) increase in other current
                 liabilities                         (4,182)       1,632
       Decrease in other long-term liabilities       (835)         (2,480)

     Net cash provided by operating activities        153,667      221,645

Investing Activities:
   Additions to property and equipment                (5,013)       (5,220)
   Proceeds from disposal of property and equipment      18          43
   Business acquisitions                             (33,657)       (172,606)
   Purchases of securities available for sale         (113)         (25,504)
   Proceeds from redemptions of securities
                 available for sale                   4,530         53,297

     Net cash used by investing activities        (34,235)        (149,990)

Financing Activities:
   Distributions to minority interest             (8,182)         (8,430)
   Dividends paid                                 (18,308)        (15,108)
   Proceeds from exercise of options              218             1,087
   Purchase of treasury stock                     (45,690)        (48,529)
   Proceeds from new borrowings - nonrecourse     10,515          9,458
   Payments on debt - nonrecourse                 (8,317)         (56,838)
   Payments on debt - recourse                    (441)           (14,224)

     Net cash used by financing activities        (70,205)        (132,584)

Net increase (decrease) in cash and cash equivalents 49,227      (60,929)
Cash and cash equivalents, beginning of period       73,511          149,920

Cash and cash equivalents, end of period            $122,738        $88,991

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

(b)  Marketable Securities

Marketable securities include available-for-sale and trading securities held by Federated. An investment is classified as a trading security when it is management's intent at the time of purchase to sell the security within a short period of time. Trading securities are carried at fair value based on quoted market prices. The unrealized and realized gains and losses on trading securities are recognized in "Loss on securities, net" in the Consolidated Statements of Income. At September 30, 2002, "Marketable securities" included a $0.6 million investment in a restricted corporate bond, which was classified as a trading security. There were no trading securities held at December 31, 2001. "Loss on securities, net" for the three- and nine-month periods ended September 30, 2002 included a $0.4 million charge for unrealized losses on trading securities.

(c)  Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, Statement 145 eliminates the requirement under FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from extinguishment of debt as extraordinary items in the income statement. Similarly, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" has been rescinded. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement 145 also amends FASB Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The adoption of Statement 145 is not expected to have a material impact on Federated's results of operations or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that such a liability be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan, as defined in Issue No. 94-3. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 is not expected to have a material impact on Federated's results of operations or financial position.

(2) Intangible Assets and Goodwill

On January 1, 2002, Federated adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 states that goodwill and other intangible assets with indefinite useful lives should no longer be amortized but rather tested at least annually for impairment. This statement requires that goodwill be tested for impairment annually or when indicators of potential impairment exist using a two-step process that begins with an estimation of the fair value of a reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment. Management has identified and determined the fair value of its reporting unit for purposes of completing this first step of the transitional impairment test and has concluded that no impairment has occurred.

Federated continues to amortize identifiable intangible assets, including investment advisory contracts and noncompete agreements, over their useful lives, which range from one to 14 years. Federated reverses the cost and accumulated amortization balances for all fully amortized intangible assets. The following table shows the balances of identifiable intangible assets as of September 30, 2002 and December 31, 2001, and the related cost and accumulated amortization:



                               September 30, 2002                     December 31, 2001
                                 Accumulated       Carrying                   Accumulated  Carrying
in thousands            Cost     Amortization      Value        Cost          Amortization   Value
Investment advisory
 contracts             $71,803   $(10,539)      $61,264         $78,920         $(13,511)  $65,409
Noncompete agreements  15,400     (4,449)       10,951          15,400          (2,139)    13,261
Other                  1,795      (619)         1,176           1,780           (424)      1,356

Total identifiable intangible assets

                       $88,998    $15,607)      $73,391         $96,100         $(16,074)    $80,026



Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five years following December 31, 2002 assuming no new acquisitions or impairments:

 in thousands
 2003                                                              $10,557
 2004                                                              $10,427
 2005                                                              $10,204
 2006                                                              $7,843
 2007                                                              $6,876

     The balance representing goodwill at September 30, 2002, was $164.9 million as compared to $131.9 million at December 31, 2001. The $33.0 million increase in goodwill reflects the first contingent purchase price payment for the acquisition of substantially all of the business of Edgemont Asset Management Corporation completed in the second quarter 2001. The first contingent purchase price payment was made on May 8, 2002, and represented approximately 20% of the total amount of contingent purchase price available to be paid over the first six years following the closing date of the acquisition, provided certain revenue targets are met.

     Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2002, was $2.7 million and $8.7 million, respectively as compared to $4.1 million and $8.1 million, respectively for the same periods last year. The following table presents adjusted net income for the three- and nine-month periods ended

     September 30, 2002 and 2001, reflecting prior year net income and basic and diluted earnings per share as though Federated had adopted the provisions of SFAS 142 on January 1, 2001:

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
 in thousands, except per share data    2002    2001       2002      2001
 Net income                             $49,927 $43,191    $154,861  $127,709
 Add back:  Goodwill amortization,
   net of tax                              0      1,480         0       3,241
 Adjusted net income                 $49,927    $44,671    $154,861  $130,950

 Basic earnings per share            $0.45      $0.37      $1.37       $1.11
 Add back:  Goodwill amortization,
           net of tax                 0.00        0.02        0.00     0.03
 Adjusted basic earnings per share   $0.45      $0.39      $1.37       $1.14

 Diluted earnings per share          $0.43      $0.36      $1.32       $1.06
 Add back:  Goodwill amortization,
                net of tax            0.00       0.01        0.00       0.03
 Adjusted diluted earnings per share $0.43      $0.37      $1.32       $1.09


(3) Long-Term Debt - Recourse

     During the first quarter 2002, Federated repaid all outstanding liabilities on the capital leases held as of December 31, 2001. Federated entered into two new capital leases for computer hardware during the first nine months of 2002 and recorded recourse debt which has a balance of $2.1 million as of September 30, 2002. These leases had an average interest rate of 4.40% for the nine months ended September 30, 2002, and will expire in 2006.

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

     Beginning in October 2000, pursuant to the terms of a second sales program with an independent third party, Federated accounted for the sales of its rights to future distribution fees and CDSCs as sales. Sales of Federated's rights to future servicing fees continued to be accounted for as financings due to Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded. Total nonrecourse debt at September 30, 2002, and December 31, 2001, was $57.2 million and $55.0 million, respectively. The nonrecourse debt carries interest rates ranging from 5.80% to 8.60% with weighted average interest rates of 7.46% and 7.79% at September 30, 2002 and December 31, 2001, respectively. The current B-share program allows Federated to sell its rights to future cash flow streams associated with B-share deferred sales commissions through December 2003.

     On December 31, 2001, Federated sold its retained interest in the residual cash flows under its first B-share program to an independent third party. As a result, Federated recognized sale treatment accounting for B-share 12b-1 fees and CDSCs sold under this program. The recognition of sale treatment resulted in the reversal of certain asset and liability balances associated with this program as of December 31, 2001. Beginning January 1, 2002, Federated no longer recognizes revenue and expense items in its Consolidated Statements of Income for these sold 12b-1 fees and CDSCs or the related asset and liability balances. Federated continues to account for the prior sale of rights to future servicing fees as financings. "Other service fees, net-affiliates," "Amortization of deferred sales commissions" and "Debt expense - nonrecourse" for the three and nine months ended September 30, 2001, included $11.5 million and $37.5 million, $6.3 million and $20.6 million and $4.6 million and $14.7 million, respectively, recorded in connection with the financing accounting treatment of future 12b-1 fees and CDSCs sold under this B-share program.


(5) Common Stock

(a)  Cash Dividends and Stock Repurchases

     Federated's Second Amended and Restated Credit Agreement (Credit Facility) contains restrictions on cash payments of dividends and purchases of treasury stock. The Credit Facility limits cash payments for dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of September 30, 2002, approximately $175.3 million was available to pay dividends under this restriction. The Credit Facility limits cash payments for purchases of treasury stock to $125.0 million plus the amount allowable for dividend payments less certain additional stock repurchases. As of September 30, 2002, approximately $176.1 million was available to repurchase stock under this restriction.

     Federated paid cash dividends of $5.3 million or $0.046 per share in the first quarter of 2002 and $6.5 million or $0.057 per share in both the second and third quarters of 2002 to holders of common shares. Additionally, on October 22, 2002, the board of directors of Federated declared a dividend of $0.057 per share to be paid on November 15, 2002 to shareholders of record as of November 7, 2002.

     Under Federated's share buyback programs, Federated purchased 1.5 million shares of Class B common stock for $45.7 million during the first nine months of 2002. As of September 30, 2002, Federated can repurchase approximately 5.5 million additional shares subject to the cash payment limit imposed by its Credit Facility.

(b)  Employee Stock Purchase Plan

     Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of September 30, 2002, a total of 54,318 shares had been purchased by employees in this plan.


(6) Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended  Nine Months Ended
                                               September 30,       September 30,
in thousands, except per share data        2002     2001       2002      2001
Numerator
    Net income                            $49,927  $43,191    $154,861  $127,709

Denominator
 Basic weighted-average shares outstanding 112,161 115,297 112,649 115,281 Dilutive potential shares from
   stock-based compensation                 5,016    4,876      5,041    5,033
 Diluted weighted-average shares
      outstanding                         117,177  120,173   117,690   120,314

Basic earnings per share                   $ 0.45   $0.37      $1.37     $1.11
Diluted earnings per share                 $ 0.43   $0.36      $1.32     $1.06

(7) Comprehensive Income

Comprehensive income was $49.9 million and $42.8 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $155.1 million and $125.9 million for the nine-month periods ended September 30, 2002 and 2001, respectively.




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


Asset Highlights

 Managed Assets at Period End
                                                                    Percent
 in millions as of September 30, 2002              2001             Change
 By Asset Class
           Money market          $138,552          $123,203         12%
           Fixed-income            25,277            19,945         27%
           Equity                   17,097           20,497         (17%)
Total managed assets             $180,926          $163,645         11%
 By Product Type
      Mutual Funds:
           Money market          $126,292          $122,263         3%
           Fixed-income            21,310            16,410         30%
           Equity                   15,506           18,840         (18%)
Total mutual fund assets         $163,108          $157,513         4%

      Separate Accounts:
           Money market          $12,260           $940             1,204%
           Fixed-income            3,967            3,535           12%
           Equity                  1,591            1,657           (4%)
Total separate account assets    $17,818           $6,132           191%
Total managed assets             $180,926          $163,645         11%



 Average Managed Assets
                             Three Months Ended         Nine Months Ended
                              September 30,  Percent  September 30,     Percent
 in millions               2002       2001   Change   2002     2001    Change
 By Asset Class
           Money market    $147,174  $120,811 22%     $144,074 $113,765  27%
           Fixed-income    24,333    19,536   25%     23,008   18,966    21%
           Equity           18,515   22,705   (18%)   21,028   22,729    (7%)
Total average managed
 assets                    $190,022 $163,052   17%   $188,110 $155,460     21%
 By Product Type
      Mutual Funds:
           Money market    $134,747  $119,892 12%     $135,367 $112,969  20%
           Fixed-income    20,461    15,959   28%     19,196   15,373    25%
           Equity           16,838   20,841   (19%)   19,210   20,895    (8%)
Total average mutual
        fund assets        $172,046  $156,692 10%     $173,773 $149,237    16%

 Separate Accounts:
           Money market    $12,427   $919     1,252%  $8,707   $796      994%
           Fixed-income    3,872     3,577    8%      3,812    3,593     6%
           Equity           1,677    1,864    (10%)   1,818    1,834     (1%)
Total average separate
  account assets          $17,976   $6,360     183%  14,337    $6,223    130%
Total average managed
   assets                 $190,022  $163,052   17%   $188,110  $155,460    21%


Period-End and Average Administered Assets

                             Three Months Ended          Nine Months Ended
                              September 30,   Percent      September 30, Percent
 in millions               2002      2001     Change  2002      2001     Change
 Period-end assets         $31,485  $40,070   (21%)   $31,485  $40,070   (21%)
 Average assets            $32,319  $41,400   (22%)   $38,412  $41,892    (8%)


Components of Changes in Equity Mututal Fund Managed Assets

                                         Three Months Ended    Nine Months Ended
                                            September 30,    September 30,
in millions                              2002    2001     2002      2001
Equity Funds
      Beginning assets                   $19,034 $22,461  $20,760   $20,641
         Sales                           1,380   1,033    4,470     4,038
         Redemptions                     (1,604) (1,387)  (4,299)   (4,571)
               Net (redemptions) sales   (224)    (354)     171      (533)
         Net exchanges                   (177)   (117)    (207)     (154)
         Acquisition related             41      -        41        3,235
         Other*                          (3,168) (3,150)  (5,259)   (4,349)
      Ending assets                      $15,506 $18,840  $15,506   $18,840

     * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Components of Changes in Fixed-Income Mututal Fund Managed Assets

                                        Three Months Ended     Nine Months Ended
                                            September 30,        September 30,
in millions                              2002    2001     2002      2001
Fixed-Income Funds
      Beginning assets                   $19,472 $15,179  $17,378   $14,268
         Sales                           4,325   2,261    10,629    5,851
         Redemptions                     (2,788) (1,230)  (7,310)   (4,018)
                   Net sales             1,537   1,031    3,319     1,833
         Net exchanges                   68      66       202       24
         Other*                          233     134      411       285
      Ending assets                      $21,310 $16,410  $21,310   $16,410

     * Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

     The September 30, 2002, period-end managed assets increased 11% over period-end managed assets at September 30, 2001. Average managed assets for the three months ended September 30, 2002 grew 17% over average managed assets for the three months ended September 30, 2001. These increases in total and average assets primarily reflect strong money market and fixed-income fund sales in the fourth quarter 2001 and strong fixed-income sales in the first nine months of 2002 as well as the additions of the Federated Kaufmann Fund in the second quarter 2001 and TexPool, a local government investment pool in Texas, in the second quarter 2002. As interest rates have decreased, yields on money market funds have decreased leading to increased use of short-term bond funds. Equity market fluctuations have also contributed to higher use of bond and money market products. Federated benefited from the quality and performance of its products, the strength of its relationships with intermediaries and institutions and an increase in cash-management relationships with corporations, universities, government entities and broker/dealer organizations.

     Changes in Federated's average asset mix period over period, which reflect shifts in investor demands, have a direct impact on Federated's total revenue per dollar of assets managed as money market and fixed-income products generally carry lower management fees per invested dollar than equity products. The following table shows the percent of total revenue derived from each asset type for the three and nine months ended September 30:

 Relative Contribution to Total Revenue
                                    Three Months Ended    Nine Months Ended
                                       September 30,          September 30,
                              2002        2001         2002          2001
Money market assets           48%         41%          47%           40%
Equity assets                 27%         35%          30%           36%
Fixed-income assets           19%         17%          17%           18%
Other activities              6%          7%           6%            6%

     The increase in revenue derived from money market and fixed-income assets and decrease in revenue from equity assets for the third quarter 2002 as compared to 2001, reflect not only strong growth in money market and fixed-income assets experienced during the fourth quarter 2001 and the first nine months of 2002, but also a change to sale-treatment accounting beginning January 1, 2002 for the 12b-1 cash flows associated with Class B shares of Federated mutual funds (see "B-Share Programs" for a detailed explanation).

Results of Operations

     The table below presents the highlights of our operations for the three- and nine-month periods ended September 30, 2002 and 2001. The operating highlights for the third quarter 2001 and first nine months of 2001 have been adjusted as footnoted to reflect the change in Federated's B-share program (see "B-Share Programs" for a detailed explanation) and for the change in accounting for goodwill (see footnote (2) to the Consolidated Financial Statements) as if these changes were effective at the beginning of 2001.



                           Three Months                   Nine Months
                               Ended                      Ended
                           September 30,       Percent   September 30,      Percent
                         ----------------------       ---------------------
 dollars in millions,       2002  2001  Change Change   2002   2001 Change  Change
except per share data
 Net income1               $49.9  $44.3 $5.6    13%  $154.9     $129.7   $25.2    19%

 Earnings per share1
 Basic                     $0.45  $0.38 $0.07    18%   $1.37    $1.13   $0.24    21%
 Diluted                   $0.43  $0.37 $0.06    16%   $1.32    $1.08   $0.24    22%

 Revenue
 Revenue from managed
   assets2                 $163.1  $160.3 $2.8    2%    $503.8   $455.3   $48.5    11%
 Service-related revenue from
   sources other than managed
   assets
                           10.1     12.9    (2.8)  (22%)  33.4    38.1   (4.7)    (12%)
 Total Revenue             $173.2   $173.2  $0.0    0%   $537.2   $493.4  $43.8    9%

 Operating expenses
 Compensation and related  $40.5  $45.6    $(5.1)  (11%) $136.4  $129.1  $7.3      6%
 Advertising and promotional
                           19.2    16.6    2.6      16%   55.6   50.1     5.5     11%
 Amortization of deferred
  sales commissions2        3.5    4.1     (0.6)   (15%)   11.0    13.9  (2.9)    (21%)
 Amortization of
        intangible assets3 2.7    4.1     (1.4)  (34%)     8.7    8.1      0.6      7%
 All other                 23.6   25.3     (1.7)  (7%)    72.1    77.1    (5.0)    (6%)
 Total Operating Expenses  $89.5  $95.7$   (6.2)  (6%)   $283.8  $278.3   $5.5      2%

 Operating margin          48.3%  44.8%     3.5%   8%     47.2%    43.6%   3.6%     8%

 Nonoperating Expenses,
    Net2                  $3.1     $6.1    (3.0)  (49%)    $4.6     $5.5   (0.9)   (16%)



1 Net income and earnings per share reflect the after-tax effect of the adjustments described in footnotes 2 and 3 below.

2 "Other service fees, net-affiliates," "Amortization of deferred sales commissions" and "Debt expense - nonrecourse" for the three and nine months ended September 30, 2001, have been adjusted to exclude $11.5 million and $37.5 million, $6.3 million and $20.6 million, and $4.6 million and $14.7 million, respectively, recorded in connection with the financing accounting treatment of future 12b-1 fees and CDSCs sold under the B-share program.

3 "Amortization of intangible assets" for the third quarter and first nine months of 2001 have been adjusted to exclude $2.0 million and $4.1 million in goodwill amortization expense, respectively.

Net Income. Net income for the three- and nine-month periods ended September 30, 2002 increased 13% and 19%, respectively, compared to adjusted net income for the same periods last year. The increases primarily reflect improved operating margins. Diluted earnings per share for the three- and nine-month periods ended September 30, 2002 increased 16% and 22%, respectively, compared to adjusted diluted earnings per share for the same periods of 2001 due to increased net income and reduced weighted-average diluted shares outstanding resulting from stock repurchases during 2001 and the first nine months of 2002.

Revenue. Total revenue for the three-month period ended September 30, 2002 remained unchanged as compared to adjusted total revenue for the same period of 2001. Federated's managed assets experienced a change in composition period over period. Equity assets declined 18% on average largely as a result of market depreciation. Money market and fixed income assets each increased quarter over quarter as a result of strong sales growth. Revenue from managed assets grew period over period, but to a lesser degree than the overall 17% growth in average assets due to a higher composition of money market and fixed-income products, which earn, on average, lower fees per invested dollar than equity products. Total revenue for the third quarter 2002 was also impacted by a 22% reduction in average administered assets.

Total revenue for the nine-month period ended September 30, 2002 increased $43.8 million as compared to adjusted total revenue for the prior year period. Revenue from managed assets in the first nine months of 2002 increased over adjusted revenue from managed assets for the prior year period as significant asset and sales growth in money market and fixed-income products more than offset decreases in equity assets resulting from market declines. Revenue from managed assets grew period over period, but to a lesser degree than the 21% growth in average assets due once again to a higher composition of money market and fixed-income products.

Service-related revenue from sources other than managed assets decreased $2.8 million and $4.7 million for the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same periods last year. The decreases were due largely to the internalization of administrative services and other changes in services provided to certain bank customers. These revenues represented 1.5% of Federated's total revenue in 2001.

Operating Expenses. Total operating expenses for the three-month period ended September 30, 2002, decreased $6.2 million or 6% as compared to adjusted operating expenses for the same period last year. Compensation and related expense for third quarter 2002 decreased as compared to the same period last year as a result of decreased variable-based compensation. The increase in advertising and promotional expense reflects increases in marketing allowances due primarily to significant asset and sales growth, partially offset by a decrease in costs associated with Federated's advertising campaign. Amortization of deferred sales commissions decreased for third quarter 2002 as compared to adjusted amortization of deferred sales commissions for the same period last year primarily as a result of a decrease in B-share assets and associated cash flows. Amortization of intangible assets decreased for third quarter 2002 as compared to adjusted amortization of intangible assets for 2001 as a result of the full amortization of certain assets during 2001 and 2002. All other expenses decreased in the third quarter 2002 as compared to 2001 primarily as a result of reductions to professional service fees due to the change in services provided to certain bank customers.

Total operating expenses for the nine-month period ended September 30, 2002, increased $5.5 million or 2% as compared to adjusted operating expenses for the same period last year. Compensation and related expense for the first nine months of 2002 increased as compared to the same period last year as a result of increased variable-based compensation due to higher sales and assets and the acquisition of substantially all of the business of Edgemont Asset Management Corporation in the second quarter 2001 (the Kaufmann Acquisition). The increase in advertising and promotional expense reflects increases in marketing allowances due primarily to significant asset and sales growth, partially offset by a decrease in costs associated with Federated's advertising campaign. Amortization of deferred sales commissions decreased for the nine-month period ended September 30, 2002 as compared to adjusted amortization of deferred sales commissions for the same period last year primarily as a result of a decrease in B-share assets and associated cash flows. Amortization of intangible assets increased for the first nine months of 2002 as compared to adjusted amortization expense for 2001 as a result of the amortization of intangible assets acquired in connection with the Kaufmann Acquisition in 2001, partially offset by the full amortization of certain assets during 2001 and 2002. All other expenses decreased for 2002 as compared to 2001 primarily as a result of reductions to professional service fees due to the change in services provided to certain bank customers and a general reduction in consulting and legal fees.

Nonoperating Income (Expenses). Net nonoperating expenses for the three- and nine-months ended September 30, 2002, decreased $3.0 million and $0.9 million, respectively, compared to adjusted net nonoperating expenses for the same periods last year. Interest and dividend income decreased in 2002 due to lower investment yields and, for the year-to-date comparison, lower investment balances as a result of cash used for the Kaufmann Acquisition in the second quarter 2001. Recourse debt expense decreased in 2002 as a result of lower levels of outstanding debt due to the early retirement of Federated's 7.96% Senior Secured Notes in the fourth quarter of 2001. "Other, net" for the third quarter and first nine months of 2002 included a $1.8 million non-cash charge to write-down the carrying value of Federated's mortgage-backed collateralized bond obligation (CBO) investment to $0.7 million. The fair value of this investment decreased as a result of significant declines in the value of the underlying securities held by the CBO. "Other, net" for the three- and nine-month periods ended September 30, 2001, included non-cash charges equal to $5.0 million and $5.2 million, respectively, to write-down the carrying values of Federated's investments in high-yield CBO products and certain Federated-sponsored mutual funds also as a result of depreciated fair values.

Income Taxes. The income tax provision for the three- and nine-month periods ended September 30, 2002 were $27.7 million and $85.8 million as compared to $24.1 million and $71.5 million, respectively, for the same periods in 2001. The effective tax rate was 35.7% and 35.8% for the third quarters of 2002 and 2001, respectively, and 35.6% and 35.9% for the first nine months of 2002 and 2001, respectively.

B-Share Programs. Federated funds upfront commissions paid to broker/dealers on the sale of Class B shares of Federated mutual funds (B shares) through the sale of the rights to future cash flow streams associated with B-share commissions to an independent third party. Rights to future 12b-1 fees and contingent deferred sales charges (CDSCs) sold through September 2000 were accounted for as financings for financial reporting purposes as a result of Federated's retained interest in the residual cash flows under this program. Rights to future shareholder service fees were also accounted for as financings due to the same retained interest as well as Federated's ongoing involvement in performing shareholder-servicing activities. Accordingly, sales commissions paid were capitalized and nonrecourse debt was recorded.

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


Liquidity and Capital Resources

At September 30, 2002, liquid assets, consisting of cash and cash equivalents, the current portion of marketable securities and receivables, totaled $152.9 million as compared to $110.7 million at December 31, 2001.

Operating Activities. Net cash provided by operating activities totaled $153.7 million for the nine-month period ended September 30, 2002, as compared to
$221.6 million for the same period of 2001. This decrease is largely attributable to increased income taxes paid in the first nine months of 2002 as compared to 2001 due to a one-time extension in the third quarter 2001 of the federal government's deadline for paying quarterly tax estimates, the effects of certain cash payments made in the first nine months of 2002 and the elimination of 12b-1 fees and CDSCs received on Class B shares of Federated's mutual funds as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" for a detailed explanation). Cash payments made in the first nine months of 2002 included taxes paid on the sale of Federated's retained interest in the residual cash flows and the payment of normal operating expenses accrued as of the end of 2001.

Investing Activities. During the first nine months of 2002, Federated made a $33.1 million contingent payment related to the Kaufmann Acquisition, paid $5.0 million to acquire property and equipment and to develop internally-used software and received $4.5 million from redemptions of available-for-sale securities.

Financing Activities. During the nine months ended September 30, 2002, Federated used $70.2 million for financing activities. Of this amount, $45.7 million was used to repurchase 1.5 million shares of Class B common stock. As of September 30, 2002, Federated can repurchase an additional 5.5 million shares through its authorized programs. Repurchases under these programs are subject to restrictions under Federated's Second Amended and Restated Credit Agreement, which limit cash payments for additional stock repurchases to $160.4 million after considering earnings through September 30, 2002, certain stock repurchases through October 31, 2002, and the planned dividend payment on November 15, 2002 (see Note (5) to the Consolidated Financial Statements).

Federated paid dividends of $5.3 million or $0.046 per share in the first quarter 2002 and $6.5 million or $0.057 per share in both the second and third quarters of 2002. In October 2002, Federated's board of directors declared a dividend of $0.057 per share that will be paid on November 15, 2002, to shareholders of record as of November 7, 2002. After considering earnings through September 30, 2002, certain stock repurchases through October 31, 2002, and the planned dividend payment on November 15, 2002, Federated, given current debt covenants, has the ability to pay dividends of approximately $164.2 million.

Payments on debt-nonrecourse were significantly lower during the first nine months of 2002 than in the first nine months of 2001 as a result of the fourth quarter 2001 sale of Federated's retained interest in residual cash flows associated with the B shares (see "B-Share Programs" for a detailed explanation). Payments on debt-recourse were lower during the first nine months of 2002 than amounts for the same period in 2001 due to the early retirement of Federated's 7.96% Senior Secured Notes in the fourth quarter 2001.

Future Cash Requirements. Management expects that the principal uses of cash will be to advance sales commissions, fund marketing allowances, repurchase company stock, fund strategic business acquisitions, including potential future contingent payments relating to the Kaufmann Acquisition, pay shareholder dividends, pay incentive compensation, fund property and equipment acquisitions and initiatives to develop internally-used software, fund minimum lease payments and seed new products. Federated has experienced increases in the cost of insurance and management expects these increases, including the assumption of additional risk, to be significant going forward. Management believes that Federated's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the B-share program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.


Alternative Products

Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBO products are structured using special-purpose entities. The financial condition and results of operations of these CBOs are not included in Federated's Consolidated Financial Statements as of and for the three- and nine-month periods ended September 30, 2002, or for any prior period. In each case, there exists a majority owner(s) that is an independent third party from Federated owning at least three percent equity in the CBO. Federated has not guaranteed nor has any recourse related to any of the notes issued by the CBOs. As of September 30, 2002, assets managed by Federated in the CBOs totaled $1.0 billion.

The Financial Accounting Standards Board is currently deliberating new rules regarding the consolidation of certain special purpose entities. As of the date of this report, it is unclear what effect, if any, the new rules will have on Federated's accounting for the CBOs. Management will explore all of its options relating to its relationship with the CBOs in the event that application of the final rules, which are expected to be issued in the fourth quarter 2002, would require the consolidation of the CBOs in Federated's Consolidated Financial Statements.


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

In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated's investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (performance seeds) in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At September 30, 2002, Federated was exposed to price risk with regard to its $0.1 million of performance seed investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated did not hold any derivative investments to hedge its performance seeds at September 30, 2002.

At September 30, 2002, Federated held an investment in a restricted corporate bond with a carrying value of $0.6 million. This investment exposes Federated to interest rate and credit risk. In order to limit its exposure relative to these risks, Federated completed a short sale of a similar unrestricted bond with an independent third party during the third quarter 2002. This hedge was recorded in "Other current liabilities" on the Consolidated Balance Sheets with a carrying value of $0.7 million as of September 30, 2002.

During the third quarter 2002, Federated recorded a $1.8 million pre-tax impairment charge related to an other-than-temporary decline in the fair value of its investment in its mortgage-backed CBO product. Federated's remaining investment in this product, which totaled $0.7 million at September 30, 2002, is subject to interest rate risk and may be adversely affected by increases in interest rates.

It is also important to note that a significant portion of Federated's revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in market or other conditions will therefore negatively impact revenue and net income.


Part I, Item 4. Controls and Procedures
--------------------------------------------------------------------------------
(unaudited)

Within 90 days prior to the date of this report, Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated's disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the period covered by this report, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II, Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


(a) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

            None

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Federated Investors, Inc.
                                                         (Registrant)

    Date      November 8, 2002              By:   /s/  J. Christopher Donahue
                                                J. Christopher Donahue
                                                President and
                                                Chief Executive Officer


   Date         November 8, 2002              By:   /s/  Thomas R. Donahue
                                                Thomas R. Donahue
                                                Chief Financial Officer





                                       CERTIFICATIONS

I, J. Christopher Donahue, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Federated Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date        November 8, 2002              By:   /s/  J. Christopher Donahue
                                          J. Christopher Donahue
                                          President and
                                          Chief Executive Officer

                                       CERTIFICATIONS

I, Thomas R. Donahue, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Federated Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date        November 8, 2002              By:   /s/  Thomas R. Donahue
                                          Thomas R. Donahue
                                          Chief Financial Officer

                                     CERTIFICATION PURSUANT TO
                                       18 U.S.C. SECTION 1350
                                       AS ADOPTED PURSUANT TO
                           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Federated Investors, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



    Date            November 8, 2002        By:   /s/  J. Christopher Donahue
                                                J. Christopher Donahue
                                                President and
                                                Chief Executive Officer


   Date            November 8, 2002         By:   /s/  Thomas R. Donahue
                                                Thomas R. Donahue
                                                Chief Financial Officer