Form 10-K
period 2002-12-31
FEDERATED INVESTORS INC /PA/
filed 2003-03-20
CIK 1056288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14818

FEDERATED INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1111467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Federated Investors Tower

Pittsburgh, Pennsylvania 15222-3779

(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock, no par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of March 14, 2003 was approximately $2.0 billion, based on the last reported sales price of $24.48 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on March 14, 2003, was 9,000 and 110,152,721, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the 2002 Annual Report to Shareholders—Part I, Part II and Part IV of this Report.

Selected portions of the 2003 Information Statement—Part III of this Report.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, “Federated”), is a leading provider of investment management products and related financial services. Federated has been in the asset management business since 1955 and is one of the largest mutual fund managers in the United States with $195.4 billion in assets under management at December 31, 2002.

Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and separately managed accounts. Federated’s principal source of revenue is investment advisory fee income earned by various subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940. Investment advisers are compensated for their services in the form of investment advisory fees based upon the net assets of the fund or separately managed account.

Federated provided investment advisory services to 137 Federated-sponsored funds as of December 31, 2002. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Federated’s U.S.-domiciled funds (with the exception of a collective investment trust) are registered under the Investment Company Act of 1940 (“Investment Company Act”) and under applicable federal and state laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund directors or trustees, including a majority of the directors who are not “interested persons” of the funds or Federated as defined under the Investment Company Act. Amendments to such advisory agreements must be approved by the fund shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice.

Of the 137 mutual funds sponsored by Federated (the “Federated Funds”), Federated’s investment advisory subsidiaries managed 52 money market funds (and cash equivalents) totaling $136.4 billion in assets, 49 fixed-income funds with $22.2 billion in assets and 36 equity funds with $16.2 billion in assets. Appendix “A” hereto lists all of these funds, including asset levels and dates of inception.

As of December 31, 2002, Federated provided investment advisory services to $20.6 billion in separately managed account assets. These separate accounts (together with the Federated Funds, “Managed Assets”) represented assets from government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds sponsored by third parties, and other investors. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

Certain funds sponsored by Federated have adopted distribution plans that, subject to applicable law, provide for payment to Federated for marketing expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the funds and distributes shares of the funds through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval annually.

Federated also provides a broad range of services to support the operation, administration and distribution of Federated-sponsored funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services, transfer agency services, shareholder servicing, accounting and general support.

Total Managed Assets for each of the past three years were as follows:

Managed Assets

	As of December 31,			Growth Rate
(dollars in millions)	2002	2001	2000	3 Yr. CAGR[1]	2002
Money Market Funds	$136,374	$135,092	$98,797	18%	1%
Fixed-Income Funds	22,169	17,378	14,268	12%	28%
Equity Funds	16,240	20,760	20,641	(8%)	(22%)
Separate Accounts[2]	20,570	6,457	5,878	63%	219%

Total Managed Assets	$195,353	$179,687	$139,584	16%	9%

1 Compound Annual Growth Rate

2 Separate Accounts included investments in money market, fixed-income and equity products. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2002 Annual Report for further details.

Average Managed Assets for the past three years were as follows:

Average Managed Assets

	Year ended December 31,			Growth Rate
(dollars in millions)	2002	2001	2000	3 Yr. CAGR[1]	2002
Money Market Funds	$135,506	$117,784	$86,406	20%	15%
Fixed-Income Funds	19,773	15,859	14,713	6%	25%
Equity Funds	18,483	20,682	22,107	2%	(11%)
Separate Accounts[2]	15,480	6,268	5,168	56%	147%

Total Average Managed Assets	$189,242	$160,593	$128,394	17%	18%

1 Compound Annual Growth Rate

2 Separate Accounts included investments in money market, fixed-income and equity products. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2002 Annual Report for further details.

Federated also derives revenue from providing mutual fund administrative services and various other fund-related services to institutions seeking to outsource all or part of their mutual fund service and distribution functions. Through various subsidiaries, Federated provides its experience and expertise in these areas to expand its relationships with key financial intermediaries, primarily banks, who sponsor proprietary mutual funds. Federated receives fees from these bank-sponsored funds for providing fund services. Federated provided these services for $34.8 billion of assets in funds sponsored by third parties (“Administered Assets”) as of December 31, 2002.

The following chart shows period-end and average Administered Assets for the past three years:

Administered Assets

	As of and for the year ended December 31,			Growth Rate
(dollars in millions)	2002	2001	2000	2002
Period-End Administered Assets	$34,827	$44,684	$39,732	(22%)
Average Administered Assets	38,032	41,982	41,966	(9%)

Federated also provides retirement plan recordkeeping services and trade execution and settlement services through various subsidiaries.

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the funds and other entities over the last three years were as follows (certain amounts previously reported have been reclassified to conform with the current year’s presentation):

Revenue

	Year ended December 31,			Growth Rate
(dollars in thousands)	2002	2001	2000	3 Yr. CAGR[1]	2002
Investment advisory fees, net	$453,600	$422,980	$380,234	12%	7%
Administrative service fees, net	141,111	130,364	109,870	11%	8%
Other service fees, net	111,226	161,180	166,356	(9%)	(31%)
Other, net	5,132	5,239	8,482	(8%)	(2%)

Total revenue	711,069	719,763	664,942	7%	(1%)
Less: B-share-related distribution fees[2]	0	48,070	63,792	n/a	(100%)

Adjusted total revenue	$711,069	$671,693	$601,150	10%	6%

1 Compound Annual Growth Rate

2 Revenue for 2001 and 2000 have been adjusted to exclude certain B-share-related distribution fee income that is no longer recorded in revenue beginning in 2002 as a result of the sale of the B-share retained interest in 2001. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2002 Annual Report for further details.

Investment Products

Federated is one of the largest U.S. managers of money market assets, with $150.8 billion in assets under management at December 31, 2002. Federated offers a wide range of products, including money market, equity and fixed-income investments and believes that its product diversification allows it to accumulate assets in different market cycles. Federated’s mix of products is designed to serve individuals at different stages of their life and earnings cycle and includes products that are expected to be in demand under a variety of economic and market conditions.

Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 25 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products which are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: prime corporate ($60.5 billion), government ($69.1 billion) and tax free ($21.2 billion).

In recent years, Federated has emphasized growth of its equity business as an important component of its strategy and has broadened its range of equity products. Equity assets are managed across a wide range of styles including large cap value ($5.2 billion), small-mid cap growth ($3.6 billion), equity income ($2.0 billion), core equity ($2.0 billion), international ($1.3 billion) and mid-large cap growth ($1.1 billion). Federated also manages assets in equity index funds ($1.8 billion) and balanced and asset allocation funds ($1.1 billion). These asset allocation funds include fixed-income assets.

Federated’s fixed-income assets are managed in a wide range of sectors including multi-sector ($7.2 billion), mortgage-backed ($4.9 billion), high-yield ($4.1 billion), municipal ($3.2 billion), U.S. corporate ($2.9 billion), U.S. government ($2.9 billion) and international ($1.3 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements.

Each investment product is managed by a team of portfolio managers and analysts. Federated’s proprietary, independent investment research process is centered on the integration of several fundamentals: quantitative research models, fundamental research and credit analysis, disciplined portfolio construction and management, portfolio attribution and trading. Federated has structured its investment process to meet the requirements of a broad array of global clients through our disciplined, integrated investment process.

Distribution Channels

Federated’s distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers, investment advisers and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed relationships with more than 5,000 intermediaries and sells its products directly to another 500 corporations and government entities. Federated uses its trained sales force of more than 180 representatives and managers across the United States to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are distributed in four principal markets: the trust market, the broker/dealer market, the institutional market and the international market. The following chart shows Federated Managed Assets by market for the dates indicated:

Managed Assets by Market

	As of December 31,			Growth Rate
(Dollars in millions)	2002	2001	2000	3 Yr. CAGR[1]	2002
Trust	$102,186	$96,568	$71,955	17%	6%
Broker/Dealer	44,060	46,592	43,462	3%	(5%)
Institutional	27,730	27,531	17,808	19%	1%
International	1,795	1,367	1,356	18%	31%
Other	19,582	7,629	5,003	77%	157%

Total Managed Assets	$195,353	$179,687	$139,584	16%	9%

1 Compound Annual Growth Rate

Trust Market. Federated pioneered the concept of providing cash management to bank trust departments through mutual funds over 25 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust™, to meet the evolving needs of bank trust departments. Federated’s bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a staff of support personnel to offer its products and services in the trust market. In addition to bank trust departments, Federated provides services to bank capital markets (institutional brokerages within banks) and to certain other institutional customers as part of the trust market.

Money market funds contain the majority of Federated’s Managed Assets in the trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income mutual funds and separately managed accounts structured for use in the trust market. As of December 31, 2002, Managed Assets in the trust market included $91.0 billion in money market assets, $7.8 billion in fixed-income assets and $3.4 billion in equity assets.

Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,000 national, regional, independent and bank broker/dealers. Federated maintains a sales staff dedicated to this market with a separate group focused on the bank broker/dealers. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use in the broker/dealer market. As of December 31, 2002, Managed Assets in the broker/dealer market included $27.4 billion in money market assets, $8.5 billion in fixed-income assets and $8.2 billion in equity assets.

Institutional Market. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisers, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2002, Managed Assets in the institutional market included $17.5 billion in money market assets, $6.4 billion in fixed-income assets and $3.8 billion equity assets.

International Market. Federated continues to broaden distribution to areas outside of the U.S. Federated partnered with LVM-Versicherungen (“LVM”), a large German insurance company, to create a joint-venture company named Federated Asset Management GmbH (“Federated GmbH”), to pursue institutional separate accounts in German-speaking Europe. In addition, Federated sponsors six retail funds (“Federated Unit Trust”) for which Federated GmbH acts as a distributor in German-speaking countries in Europe. LVM also distributes a separate share class of these retail funds through its network of insurance agents throughout Germany. As of December 31, 2002, Managed Assets in the international market included $1.4 billion in fixed-income assets and $0.4 billion in equity assets.

Other Markets. Other markets included $12.8 billion in money market assets under management from TexPool, a Texas government pool investment mandate. Other markets also includes affinity group assets from a historical arrangement with a large affinity group to provide a money market fund for its members and other assets which resulted from earlier marketing efforts and acquisitions. Managed Assets in these categories totaled $5.8 billion as of December 31, 2002. Assets attributable to acquisitions represented retail assets and included $1.8 billion relating to the Federated Kaufmann Fund. Other markets also includes assets invested in three separate collateralized bond obligation (CBO) products for which Federated acts as the investment adviser. These products package Federated’s investment management expertise into an alternative product structure and offer another source of investment advisory fee revenue. As of December 31, 2002, Managed Assets in Federated’s CBOs totaled $1.0 billion.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2002, there were over 8,250 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers and other financial institutions.

Competition for sales of investment products is influenced by various factors including investment performance in terms of attaining the stated objectives of the particular funds and in terms of fund yields and total returns, advertising and sales promotional efforts, and type and quality of services.

Changes in the mix of customers for mutual fund distribution and administrative services are expected to continue. Competition for fund administration services is extremely high. In addition to competing with other service providers, banks sponsoring mutual funds may choose to internalize certain service functions. Consolidation within the banking industry also impacts the fund administration business as merging bank funds typically choose a single fund administration provider. Due to the fact that Federated derives a smaller portion of its revenue from Administered Assets as compared to Managed Assets, changes in the amount of Administered Assets generally have less impact on Federated’s results of operations than changes in Managed Assets.

Recent Acquisitions

In the second quarter 2002, Federated signed an agreement with FirstMerit Advisors Inc. pursuant to which the assets previously advised by FirstMerit Advisors, Inc., totaling approximately $250 million, were merged into various Federated funds.

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

Regulatory Matters

Substantially all aspects of Federated’s business are subject to federal and state regulation and to the extent operations take place outside the United States, they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated’s advisory companies are registered with the Securities and Exchange Commission (the “Commission”) under the Investment Advisers Act of 1940 and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the Commission under the Investment Company Act of 1940. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and with various states and are members of the National Association of Securities Dealers (the “NASD”). Their activities are regulated by the Commission, the NASD, and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the Commission pursuant to the Exchange Act. Two other subsidiaries are registered with the Commission as transfer agents. Federated Investors Trust Company is regulated by the State of New Jersey. Federated believes that it and its subsidiaries are in substantial compliance with all applicable laws and regulations. Amendments to current laws and regulations or newly promulgated laws and regulations governing Federated’s operations could have a material adverse impact on Federated.

The federal, state and foreign laws and regulations applicable to most aspects of Federated’s business are primarily intended to benefit or protect Federated’s customers and the funds’ shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Federated from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of broker/dealer licenses and registrations and transfer agent registrations, censure and fines.

Employees

At December 31, 2002, Federated employed 1,706 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

This Annual Report on Form 10-K and the 2002 Annual Report to Shareholders contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks, uncertainties and other factors, including among others, those discussed under the caption “Risk Factors and Cautionary Statements” below, that could cause actual results, levels of activity, performance, or achievements of Federated, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism. Federated cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and should be read in conjunction with the risk disclosure below. Federated will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or reflect the occurrence of anticipated or unanticipated events. As a result of the foregoing, and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements of Federated, and neither Federated nor any other person assumes responsibility for the accuracy or completeness of such statements.

Risk Factors and Cautionary Statements

Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the distribution of mutual funds with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, the investment performance of funds managed or administered by Federated, quality of service, the strength and continuity of management and selling relationships, marketing and distribution services offered, the range of products offered and fees charged. See “Business—Competition.”

Many of Federated’s fund products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional mutual funds are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to move their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 137 managed funds, 94 are sold without sales commission.

A significant portion of Federated’s revenue is derived from providing mutual funds to the trust market, comprising over 1,400 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation which is occurring in the banking industry as well as recent regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated’s customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

Potential Adverse Effects of a Decline in Securities Markets. Changes in economic or market conditions may adversely affect the profitability and performance of and demand for Federated’s investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of Managed Assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products. Consequently, significant fluctuations in the prices of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of Managed Assets and thus Federated’s revenue, profitability and ability to grow. Substantially all of Federated’s Managed Assets are in investment products that permit investors to redeem their investment at any time.

Potential Adverse Affects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 47% of Federated’s revenue in 2002 was from managed assets in money market products. These assets are largely from institutional investors. In a period of rapidly rising interest rates, institutional investors may redeem shares in money market funds to invest directly in market issues offering higher yields. These redemptions would reduce Managed Assets, thereby reducing Federated’s advisory and administrative service fee revenue. In addition, rising interest rates diminish the total return of many bond investments due to lower market valuations of existing bonds in a rising rate environment. Lower total returns or losses may cause investors to redeem their holdings, which reduces Federated’s revenue. As a result of Federal Reserve Bank easings, interest rates reached historic lows in 2002. Further decreases in interest rates from levels in existence on the filing date of this report could also have an adverse effect on Federated’s revenue from certain retail money market funds distributed largely through the broker/dealer market. Lower interest rates on the investments in these funds could cause Federated and other service providers to the funds to waive some or all of their fees in order to maintain positive yields. Management estimates that a decrease of 0.50% or more in interest rates on money market investments could cause an adverse effect on Federated’s revenue from these retail money market funds. Federated has been actively diversifying its products to expand its Managed Assets in equity products which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and performance of competing products. Good performance generally assists asset retention and growth generating additional revenues (which are largely based on assets of the funds). Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated.

Adverse Effects of Termination or Failure to Renew Fund Agreements on Federated’s Revenues and Profitability. A substantial majority of Federated’s revenues are derived from investment management agreements with the funds that, as required by law, are terminable on 60 days’ notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board, including disinterested members of the board, or its shareholders, as required by law. Generally, Federated’s administrative servicing agreements with bank proprietary fund customers have an initial term of three years with a provision for automatic renewal unless notice is otherwise given and provide for termination for cause. Failure to renew or termination of a significant number of these agreements could have a material adverse impact on Federated. In addition, as required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these assets.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States primarily at the Federal level (most recently in the form of the Sarbanes-Oxley Act of 2002 and the Gramm-Leach-Bliley Act of 1999), including regulations by the Commission particularly under the Investment Company Act and the Advisers Act as well as the rules of the NASD and all states. Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign regulations. Changes in laws or regulations or in governmental policies could materially and adversely affect the business and operations of Federated.

No Assurance of Successful Future Acquisitions. Federated’s business strategy contemplates the acquisition of other investment management companies as well as investment assets. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or successfully integrate acquired companies into Federated, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.

Systems and Technology Risks. Federated utilizes software and related technologies throughout its businesses including both proprietary systems as well as those provided by outside vendors. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects.

Adverse Effects of Rising Costs of Risk Management. Since 2001, insurance expenses have increased and management expects further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose the company to additional costs through the assumption of higher deductibles and/or co-insurance liability. Higher insurance costs and incurred deductibles reduce Federated’s operating and net income.

ITEM 2 – PROPERTIES

Federated’s facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated’s headquarters are located in the Federated Investors Tower, where Federated occupies approximately 325,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 25,000 square feet at other locations in Pittsburgh. Federated also leases approximately 51,000 square feet of office space for a portion of its servicing business in Rockland, Massachusetts. Federated maintains office space in Dublin, Ireland, and Frankfurt, Germany, where administrative offices for offshore funds and other international initiatives are maintained; in New York, New York, where Federated Global Investment Management Corp. and InvestLink Technologies, Inc. conduct their business; and in Gibbsboro, New Jersey, where Federated Investors Trust Company is located. Additional offices in Wilmington, Delaware are subleased by Federated.

ITEM 3 – LEGAL PROCEEDINGS

There is currently no pending litigation of a material nature involving Federated.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

The information required by this Item is contained in Federated’s 2002 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2002 Annual Report to Shareholders under the caption “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2002 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2002 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2002 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 9 – CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item (other than the information set forth below) will be contained in Federated’s Information Statement for its 2003 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Executive Officers

The following table sets forth certain information regarding the executive officers of Federated as of March 19, 2003:

Name	Position	Age
John F. Donahue	Chairman and Director	78

J. Christopher Donahue	President, Chief Executive Officer and Director	53

Arthur L. Cherry	President and Chief Executive Officer, Federated Services Company and Director	49

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director	44

John B. Fisher	President – Institutional Sales Division of Federated Securities Corp. and Federated Investment Counseling and Director	46

James F. Getz	President – Retail Sales Division of Federated Securities Corp. and Director	56

Eugene F. Maloney	Vice President and Director	58

Denis McAuley III	Vice President and Principal Accounting Officer	56

John W. McGonigle	Executive Vice President, Chief Legal Officer, Secretary and Director	64

Keith M. Schappert	President and/or Chief Executive Officer of Federated Advisory Companies*	52

*Federated Advisory Companies include the following subsidiaries of Federated: Federated Global Investment Management Corp., Passport Research Limited, Federated Investment Counseling and Federated Investment Management Company.

Mr. John F. Donahue was Chairman and Chief Executive Officer of Federated and a trustee of Federated Investors, a Delaware business trust (the “Trust”), prior to the May 1998 merger of the Trust into Federated, its wholly owned subsidiary (the “Merger”) and has continued as Chairman of Federated following the consummation of the Merger. He served as President of the Trust from 1989 until 1993 and was a founder of Federated. Mr. Donahue is Chairman or President and a director or trustee of 44 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue and Thomas R. Donahue, each of whom serves as an executive officer and director of Federated.

Mr. J. Christopher Donahue was a trustee of the Trust from 1989 until the Merger and has been a director of Federated since the consummation of the Merger. He served as President and Chief Operating Officer from 1993 until April 1998, when he became President and Chief Executive Officer and has continued in that capacity with Federated since the consummation of the Merger. Prior to 1993, he served as Vice President of the Trust. He is

President or Executive Vice President and director, trustee or managing general partner of 44 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue and the brother of Thomas R. Donahue.

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

Mr. Thomas R. Donahue was a trustee of the Trust from 1995 until the Merger and has been a director of Federated since the consummation of the Merger. He served as Vice President of the Trust from 1993 until the Merger and currently serves as Vice President, Treasurer and Chief Financial Officer of Federated. He is President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Prior to joining Federated, Mr. Donahue was in the venture capital business and was employed by PNC Bank in its Investment Banking Division. Mr. Donahue is the son of John F. Donahue and the brother of J. Christopher Donahue.

Mr. John B. Fisher has been a director of Federated since the consummation of the Merger. He is President – Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated, and is responsible for the distribution of Federated’s products and services to investment advisers, insurance companies, retirement plans and corporations. In addition, Mr. Fisher serves as President and director of Federated Investment Counseling, a wholly owned subsidiary of Federated involved in the management of separate accounts and sub-advised mandates.

Mr. James F. Getz has been a director of Federated since the consummation of the Merger. He serves as President – Retail Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated, and is responsible for the marketing and sales efforts in the trust and broker/dealer markets. Mr. Getz is a Chartered Financial Analyst.

Mr. Eugene F. Maloney was a trustee of the Trust from 1989 until the Merger and has continued as a director of Federated since the consummation of the Merger. He serves as a Vice President of Federated and provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

Mr. Denis McAuley III serves as Vice President and Principal Accounting Officer of Federated and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

Mr. John W. McGonigle was a trustee of the Trust from 1989 until the Merger and has been a director of Federated since the consummation of the Merger. Mr. McGonigle served as Secretary of the Trust from 1989 until the Merger and continues in that capacity with Federated. He served as Vice President of Federated from 1989 until August 1995, when he became Executive Vice President and continues in that capacity with Federated. Mr. McGonigle was President and CEO of Federated Investors Management Company until 1999. He is Chairman of Federated International Management Limited. Mr. McGonigle was General Counsel of Federated until 1998 when he became the Chief Legal Officer. Mr. McGonigle is Executive Vice President and Secretary of the investment companies managed by subsidiaries of Federated.

Mr. Keith M. Schappert became President and/or Chief Executive Officer of the Federated Advisory Companies on February 4, 2002. Prior to joining Federated, he spent 28 years with J.P. Morgan, most recently in the position of President of J.P. Morgan Fleming Asset Management, Inc. Prior to J.P. Morgan’s merger with Chase Manhattan Corp., Mr. Schappert was President and Chief Executive Officer of J.P. Morgan Asset Management Services.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2003 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding Federated’s stock-based compensation as of December 31, 2002:

Category of stock-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	11,910,804	$16.11	1,424,971
Not approved by shareholders	—	—	—

Total	11,910,804	$16.11	1,424,971

All other information required by this Item is contained in Federated’s Information Statement for the 2003 Annual Meeting of Shareholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in Federated’s Information Statement for the 2003 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 14 – CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Subsequent to the most recent evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2002 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

(a)(2) Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed herewith on page S-1 of this Form 10-K.

All other schedules for which provisions are made in the applicable accounting regulations of the United States Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable.

(a)(3) Exhibits:

The following exhibits are filed or incorporated as part of this report:

Exhibit Number	Description

2.01

Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02

Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03

Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

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

10.18

Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19

Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20

Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.21

Employment Agreement, dated March 17, 1995, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1 (File No. 333-48405))

10.23

Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of March 28, 2000 (incorporated by reference to Exhibit 10.2 to the March 31, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

10.26

Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27

Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.29

Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.30

Federated Investors, Inc. Stock Incentive Plan, amended as of January 29, 2002 (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.31

Federated Investors, Inc. Annual Incentive Plan, dated January 29, 2002 (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.32

Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated April 8, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.33

Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34

Annual Stock Option Agreement dated April 24, 2002 between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.35

Federated Investors, Inc. Stock Incentive Plan as approved by shareholders April 24, 2002 (incorporated by reference to Exhibit 10.2 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.36

Federated Investors, Inc. Annual Incentive Plan as approved by shareholders April 24, 2002, as amended (incorporated by reference to Exhibit 10.3 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.37

Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated January 20, 2003, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (Filed herewith)

13.01	Selected Portions of 2002 Annual Report to Shareholders (Filed herewith)

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP (Filed herewith)

(b) Reports on Form 8-K:

none

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

Date: March 20, 2003

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. DONAHUE John F. Donahue	Chairman and Director	March 20, 2003

/s/ J. CHRISTOPHER DONAHUE J. Christopher Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003

/s/ ARTHUR L. CHERRY Arthur L. Cherry	Director	March 20, 2003

/s/ THOMAS R. DONAHUE Thomas R. Donahue	Chief Financial Officer and Director	March 20, 2003

/s/ MICHAEL J. FARRELL Michael J. Farrell	Director	March 20, 2003

/s/ JOHN B. FISHER John B. Fisher	Director	March 20, 2003

Signature	Title	Date

/s/ JAMES F. GETZ James F. Getz	Director	March 20, 2003

/s/ EUGENE F. MALONEY Eugene F. Maloney	Director	March 20, 2003

/s/ DENIS MCAULEY III Denis McAuley III	Principal Accounting Officer	March 20, 2003

/s/ JOHN W. MCGONIGLE John W. McGonigle	Director	March 20, 2003

/s/ JAMES L. MURDY James L. Murdy	Director	March 20, 2003

/s/ EDWARD G. O’CONNOR Edward G. O’Connor	Director	March 20, 2003

CERTIFICATIONS

I, J. Christopher Donahue, certify that:

1.	I have reviewed this annual report on Form 10-K of Federated Investors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 20, 2003	By:	/s/ J. CHRISTOPHER DONAHUE
J. Christopher Donahue President and Chief Executive Officer

CERTIFICATIONS

I, Thomas R. Donahue, certify that:

1.	I have reviewed this annual report on Form 10-K of Federated Investors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 20, 2003	By:	/s/ THOMAS R. DONAHUE
Thomas R. Donahue Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Federated Investors, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date	March 20, 2003	By:	/s/ J. CHRISTOPHER DONAHUE
J. Christopher Donahue President and Chief Executive Officer

Date	March 20, 2003	By:	/s/ THOMAS R. DONAHUE
Thomas R. Donahue Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated January 20, 2003, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association

13.01	Selected Portions of 2002 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/02	Fund Category	Assets as of 12/31/02	Load	Fund Effective Date
EQUITY FUNDS:
FEDERATED AMERICAN LEADERS FUND INC.	4	Equity Fund—Growth and Income	2,370,957,193	Y	2/26/1969
FEDERATED AMERICAN LEADERS FUND II	2	Equity Fund—Growth and Income	314,188,538	N	12/15/1993
FEDERATED CAPITAL APPRECIATION FUND	3	Equity Fund—Growth	1,982,298,519	Y	11/14/1995
FEDERATED CAPITAL APPRECIATION FUND II	2	Equity Fund—Growth	10,227,638	N	6/17/2000
FEDERATED CAPITAL INCOME FUND INC	4	Equity	411,261,909	Y	5/29/1988
FEDERATED COMMUNICATIONS TECHNOLOGY FUND	3	Equity Fund—Growth	106,471,720	Y	9/13/1999
FEDERATED EQUITY INCOME FUND INC.	4	Equity	1,391,944,773	Y	12/30/1986
FEDERATED EQUITY INCOME FUND II	1	Equity	61,461,853	N	12/16/1996
FEDERATED EUROPEAN GROWTH FUND	3	International/Global	23,753,457	Y	1/31/1996
FEDERATED GLOBAL EQUITY FUND	3	International/Global	25,928,657	Y	3/8/1998
FEDERATED GLOBAL FINANCIAL SERVICES FUND	3	International/Global	40,084,127	Y	8/24/1998
FEDERATED GLOBAL VALUE FUND	3	International/Global	41,771,361	Y	4/22/1994
FEDERATED GROWTH STRATEGIES FUND	3	Equity Fund—Growth	592,765,591	Y	8/23/1984
FEDERATED GROWTH STRATEGIES FUND II	1	Equity Fund—Growth	53,366,696	N	9/30/1995
FEDERATED INTERNATIONAL CAPITAL APPRECIATION FUND	3	International Equity Fund	56,112,282	Y	6/30/1997
FEDERATED INTERNATIONAL EQUITY FUND	3	International Equity Fund	331,265,237	Y	8/17/1984
FEDERATED INTERNATIONAL EQUITY FUND II	1	International Equity Fund	37,869,577	N	4/4/1995
FEDERATED INTERNATIONAL SMALL COMPANY FUND	3	International/Global	344,060,310	Y	1/31/1996
FEDERATED INTERNATIONAL SMALL COMPANY FUND II	1	International/Global	4,224,108	N	6/21/2000
FEDERATED KAUFMANN FUND	4	Equity Fund—Growth	3,519,552,921	Y	4/23/2001
FEDERATED KAUFMANN FUND II	1	Equity Fund—Growth	650,862	N	4/30/2002
FEDERATED KAUFMANN SMALL CAP FUND	3	Equity Fund—Growth	302,068	Y	12/18/2002
FEDERATED LARGE CAP GROWTH FUND	3	Equity Fund—Growth	263,501,308	Y	12/23/1998
FEDERATED MANAGED CONSERVATIVE GROWTH PORTFOLIO	2	Balanced	111,436,365	N	3/11/1994
FEDERATED MANAGED GROWTH PORTFOLIO	2	Asset Allocation Fund	80,316,447	N	3/11/1994
FEDERATED MANAGED MODERATE GROWTH PORTFOLIO	2	Asset Allocation Fund	143,808,393	N	3/11/1994
FEDERATED MARKET OPPORTUNITY FUND	3	Equity Fund—Growth and Income	448,352,443	Y	12/4/2000
FEDERATED MAX-CAP INDEX FUND	3	Equity Fund—Growth and Income/Index	1,370,757,892	N	7/2/1990
FEDERATED MID-CAP INDEX FUND	1	Equity Fund—Growth and Income/Index	379,483,781	N	7/7/1992
FEDERATED MINI-CAP INDEX FUND	2	Equity Fund—Growth and Income/Index	67,852,128	N	7/7/1992
FEDERATED STOCK AND BOND FUND INC.	3	Balanced	270,749,663	N	10/31/1984
FEDERATED STOCK TRUST	1	Equity Fund—Growth and Income	1,191,893,762	N	3/31/1982
FEDERATED UTILITY FUND II	1	Equity Fund—Domestic Utility	85,374,207	N	12/15/1993
LVM EUROPA-AKTIEN	2	International/Global	38,881,083	Y	1/26/2000
LVM INTER-AKTIEN	2	International/Global	31,290,919	Y	1/26/2000
LVM PROFUTUR	2	International/Global	35,322,216	Y	1/26/2000

Total Equity Funds			16,239,540,003

Fund Name	Number of Share Classes as of 12/31/02	Fund Category	Assets as of 12/31/02	Load	Fund Effective Date
FIXED-INCOME FUNDS:
CAPITAL PRESERVATION FUND	1	Short-Term Corporate Bond Fund—High Grade	1,176,925,756	N	8/1/1988
FEDERATED ADJUSTABLE RATE SECURITIES FUND	2	Adjustable Rate Mortgage-Backed Fund	437,739,484	N	12/3/1985
FEDERATED BOND FUND	4	Long Corporate Bond Fund—High Grade	1,105,714,884	Y	6/27/1995
FEDERATED CALIFORNIA MUNICIPAL INCOME FUND	2	Municipal Bond Fund	88,014,450	Y	11/24/1992
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES	3	Mortgage Backed Fund	1,479,195,706	Y	10/6/1969
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES II	1	Mortgage Backed Fund	488,044,763	N	12/15/1993
FEDERATED GNMA TRUST	2	Mortgage Backed Fund	988,568,848	N	3/23/1982
FEDERATED GOVERNMENT INCOME SECURITIES INC.	4	Mortgage Backed Fund	1,039,331,032	Y	8/2/1996
FEDERATED GOVERNMENT ULTRASHORT FUND	2	Government Bond Fund	1,322,162,980	N	9/29/1999
FEDERATED HIGH INCOME ADVANTAGE FUND	1	High Yield Fund	45,832,430	Y	9/20/1993
FEDERATED HIGH INCOME BOND FUND INC.	3	High Yield Fund	1,701,915,467	Y	11/30/1977
FEDERATED HIGH INCOME BOND FUND II	2	High Yield Fund	281,822,650	N	12/15/1993
FEDERATED HIGH YIELD TRUST	1	High Yield Fund	500,877,101	N	8/23/1984
FEDERATED INCOME TRUST	2	Mortgage Backed Fund	703,584,063	N	3/30/1982
FEDERATED INSTITUTIONAL HIGH YIELD BOND FUND	1	High Yield Fund	16,725,744	N	10/30/2002
FEDERATED INTERMEDIATE INCOME FUND	2	General Investment Grade	293,907,821	N	12/8/1993
FEDERATED INTERMEDIATE MUNICIPAL TRUST	1	Municipal Bond Fund	164,363,706	N	12/26/1985
FEDERATED INTERNATIONAL BOND FUND	3	International Bond Fund	53,521,906	Y	5/15/1991
FEDERATED INTERNATIONAL HIGH INCOME FUND	3	International Bond Fund	149,714,589	Y	9/9/1996
FEDERATED LIMITED DURATION FUND	2	Mortgage Backed Fund	124,294,096	N	9/16/1996
FEDERATED LIMITED DURATION GOVERNMENT FUND INC.	2	Government Bond Fund	102,110,162	Y	3/2/1992
FEDERATED LIMITED TERM FUND	2	Short-Term Corporate Bond Fund—High Grade	321,571,692	Y	12/24/1991
FEDERATED LIMITED TERM MUNICIPAL FUND	2	Municipal Bond Fund	245,485,970	Y	8/31/1993
FEDERATED MANAGED INCOME PORTFOLIO	2	Asset Allocation Fund	84,068,618	N	3/11/1994
FEDERATED MICHIGAN INTERMEDIATE MUNICIPAL TRUST	1	Municipal Bond Fund	138,430,072	Y	9/9/1991
FEDERATED MORTGAGE FUND	2	US Government Int. Muni. Bond	375,622,990	N	6/30/1998
FEDERATED MUNICIPAL OPPORTUNITIES FUND INC.	4	Municipal Bond Fund	413,047,669	Y	5/3/1996
FEDERATED MUNICIPAL SECURITIES FUND INC.	3	Municipal Bond Fund	562,811,998	N	10/4/1976
FEDERATED MUNICIPAL ULTRASHORT FUND	2	Municipal Bond Fund	614,895,176	N	10/23/2000
FEDERATED NEW YORK MUNICIPAL INCOME FUND	2	Municipal Bond Fund	30,058,416	Y	11/24/1992
FEDERATED NORTH CAROLINA MUNICIPAL INCOME FUND	1	Municipal Bond Fund	63,773,857	Y	6/4/1999
FEDERATED OHIO MUNICIPAL INCOME FUND	1	Municipal Bond Fund	93,676,785	Y	10/10/1990
FEDERATED PENNSYLVANIA MUNICIPAL INCOME FUND	2	Municipal Bond Fund	275,174,689	Y	10/10/1990
FEDERATED PREMIER INTERMEDIATE MUNI INCOME FD	1	Municipal Bond Fund	92,382,809	Y	12/19/2002

Fund Name	Number of Share Classes as of 12/31/02	Fund Category	Assets as of 12/31/02	Load	Fund Effective Date
FEDERATED PREMIER MUNICIPAL INCOME FUND	1	Municipal Bond Fund	84,328,807	Y	12/19/2002
FEDERATED QUALITY BOND FUND II	2	Short-Term Corporate Bond Fund—High Grade	547,077,098	N	4/21/1999
FEDERATED SHORT-TERM INCOME FUND	2	Short-Term Corporate Bond Fund—High Grade	301,312,154	N	7/1/1986
FEDERATED SHORT-TERM MUNICIPAL TRUST	2	Municipal Bond Fund	319,552,787	N	8/20/1981
FEDERATED STRATEGIC INCOME FUND	4	Balanced	806,437,215	Y	4/5/1994
FEDERATED TOTAL RETURN BOND FUND	5	Mortgage Backed Fund	851,465,327	N	8/16/2001
FEDERATED TOTAL RETURN BOND FUND II	1	Mortgage Backed Fund	4,919,355	N	5/21/1999
FEDERATED TOTAL RETURN GOVERNMENT BOND FUND	2	Government Bond Fund	176,918,675	N	9/13/1995
FEDERATED U.S.GOVERNMENT BOND FUND	1	Mortgage Backed Fund	101,428,447	N	12/2/1985
FEDERATED ULTRASHORT BOND FUND	3	US Government ST	1,775,602,972	N	10/27/1998
FEDERATED US GOVERNMENT SECURITIES FUND: 1-3 YEARS	3	Government Bond Fund	595,558,545	N	3/15/1984
FEDERATED US GOVERNMENT SECURITIES FUND: 2-5 YEARS	2	Government Bond Fund	857,762,629	N	2/18/1983
LVM EURO-KURZLAUFER	2	International/Global	49,117,174	Y	1/26/2000
LVM EURO-RENTEN	2	International/Global	74,841,543	Y	1/26/2000
LVM INTER-RENTEN	2	International/Global	47,303,823	Y	1/26/2000

Total Fixed-Income Funds			22,168,994,930

Total Non-Money Market Funds			38,408,534,933

MONEY MARKET FUNDS:
ALABAMA MUNICIPAL CASH TRUST	1	Municipal Money Market	364,943,614	N	12/1/1993
ARIZONA MUNICIPAL CASH TRUST	1	Municipal Money Market	98,775,238	N	5/30/1998
AUTOMATED CASH MANAGEMENT TRUST	2	Prime Money Market Fund	2,919,580,128	N	9/19/1996
AUTOMATED GOVERNMENT CASH RESERVES	1	Government Money Market Fund	1,020,685,107	N	2/2/1990
AUTOMATED GOVERNMENT MONEY TRUST	1	Government Money Market Fund	1,121,426,632	N	6/1/1982
AUTOMATED TREASURY CASH RESERVES	1	Government Money Market Fund	216,707,705	N	8/5/1991
CALIFORNIA MUNICIPAL CASH TRUST	3	Municipal Money Market	1,037,823,173	N	2/29/1996
CONNECTICUT MUNICIPAL CASH TRUST	1	Municipal Money Market	310,010,965	N	11/1/1989
EDWARD JONES MONEY MARKET FUND	2	Government Money Market Fund	11,345,661,612	N	5/9/1980
FEDERATED MASTER TRUST	1	Prime Money Market Fund	223,389,781	N	12/16/1977
FEDERATED PRIME MONEY FUND II	1	Prime Money Market Fund	184,227,876	N	12/15/1993
FEDERATED SHORT-TERM EURO FUND	3	Prime Money Market Fund	173,898,773	N	11/9/1999
FEDERATED SHORT-TERM U.S. GOVERNMENT TRUST	1	Government Money Market Fund	218,061,325	N	4/16/1987
FEDERATED SHORT-TERM U.S. PRIME FUND	2	Government Money Market Fund	2,315,685,411	N	9/20/1993
FEDERATED SHORT-TERM U.S.GOVT SECURITIES FUND	5	Government Money Market Fund	1,246,398,040	N	1/18/1991
FEDERATED SHORT-TERM U.S.TREASURY SECURITIES FUND	2	Government Money Market Fund	1,371,399,163	N	4/16/1992
FEDERATED TAX-FREE TRUST	1	Municipal Money Market	567,929,850	N	3/6/1979
FLORIDA MUNICIPAL CASH TRUST	2	Municipal Money Market	1,114,292,232	N	11/16/1995
GEORGIA MUNICIPAL CASH TRUST	1	Municipal Money Market	477,719,468	N	8/14/1995
GOVERNMENT CASH SERIES	1	Government Money Market Fund	760,087,684	N	8/15/1989
GOVERNMENT OBLIGATIONS FUND	2	Government Money Market Fund	10,945,627,806	N	12/11/1989
GOVERNMENT OBLIGATIONS TAX MANAGED FUND	2	Government Money Market Fund	5,265,580,666	N	5/7/1995
LIBERTY U.S. GOVERNMENT MONEY MARKET TRUST	2	Government Money Market Fund	664,066,512	N	6/6/1980
LIQUID CASH TRUST	1	Government Money Market Fund	249,345,047	N	12/12/1980
MARYLAND MUNICIPAL CASH TRUST	1	Municipal Money Market	99,476,049	N	5/4/1994

Fund Name	Number of Share Classes as of 12/31/02	Fund Category	Assets as of 12/31/02	Load	Fund Effective Date
MASSACHUSETTS MUNICIPAL CASH TRUST	2	Municipal Money Market	820,669,648	N	2/22/1993
MICHIGAN MUNICIPAL CASH TRUST	3	Municipal Money Market	347,278,460	N	2/29/1996
MINNESOTA MUNICIPAL CASH TRUST	2	Municipal Money Market	542,186,688	N	12/31/1990
MONEY MARKET MANAGEMENT INC.	1	Prime Money Market Fund	64,600,551	N	2/25/1993
MONEY MARKET TRUST	1	Prime Money Market Fund	266,584,783	N	10/13/1978
MUNICIPAL CASH SERIES	1	Municipal Money Market	457,014,360	N	8/15/1989
MUNICIPAL CASH SERIES II	1	Municipal Money Market	416,701,709	N	1/25/1991
MUNICIPAL OBLIGATIONS FUND	3	Municipal Money Market	1,558,138,931	N	2/5/1993
NEW JERSEY MUNICIPAL CASH TRUST	2	Municipal Money Market	275,611,078	N	12/10/1990
NEW YORK MUNICIPAL CASH TRUST	2	Municipal Money Market	1,191,907,354	N	5/30/1994
NORTH CAROLINA MUNICIPAL CASH TRUST	1	Municipal Money Market	365,019,178	N	12/1/1993
OHIO MUNICIPAL CASH TRUST	3	Municipal Money Market	322,468,698	N	3/26/1991
PENNSYLVANIA MUNICIPAL CASH TRUST	3	Municipal Money Market	505,819,211	N	12/21/1990
PRIME CASH OBLIGATIONS FUND	3	Prime Money Market Fund	10,949,158,515	N	2/5/1993
PRIME CASH SERIES	1	Prime Money Market Fund	5,057,928,333	N	8/15/1989
PRIME OBLIGATIONS FUND	2	Prime Money Market Fund	26,003,563,229	N	7/5/1994
PRIME VALUE OBLIGATIONS FUND	3	Prime Money Market Fund	11,283,262,265	N	2/5/1993
TAX FREE INSTRUMENTS TRUST	2	Municipal Money Market	2,482,635,526	N	12/21/1982
TAX-FREE OBLIGATIONS FUND	2	Municipal Money Market	6,841,681,105	N	12/11/1989
TREASURY CASH SERIES	1	Government Money Market Fund	519,614,916	N	2/5/1990
TREASURY CASH SERIES II	1	Government Money Market Fund	380,053,441	N	1/25/1991
TREASURY OBLIGATIONS FUND	3	Government Money Market Fund	15,984,525,624	N	4/14/1997
TRUST FOR GOVERNMENT CASH RESERVES	1	Government Money Market Fund	201,808,570	N	3/30/1989
TRUST FOR SHORT-TERM U.S. GOVERNMENT SECURITIES	1	Government Money Market Fund	323,638,850	N	12/29/1975
TRUST FOR U.S. TREASURY OBLIGATIONS	1	Government Money Market Fund	778,686,166	N	11/8/1979
U.S. TREASURY CASH RESERVES	2	Government Money Market Fund	3,587,173,238	N	5/14/1991
VIRGINIA MUNICIPAL CASH TRUST	2	Municipal Money Market	372,099,760	N	8/30/1993

Total Money Market Funds			136,212,630,044

MANAGED FUND TOTAL	281		174,621,164,977

Other Managed Assets*			20,731,451,688

TOTAL MANAGED ASSETS			195,352,616,665

Summary:

Total Number of Load Funds: 43

Total Number of No-Load Funds: 94

Total Number of Funds: 137

*Other Managed Assets include Separate Account and Repo Assets

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Federated Investors, Inc. and subsidiaries (Federated) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 24, 2003 (incorporated by reference elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. The schedule is the responsibility of Federated’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

January 24, 2003

SCHEDULE II

FEDERATED INVESTORS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of year	Additions charged to expenses	Deductions	Balance at End of year
Allowance accounts for:
Year ended December 31, 2000
Uncollectible accounts receivable	$184	$190	$(288)	$86
Year ended December 31, 2001
Uncollectible accounts receivable	$86	$382	$(153)	$315
Year ended December 31, 2002
Uncollectible accounts receivable	$315	$79	$(119)	$275
Valuation allowance on tax loss carry-forwards	0	2,348	—	2,348

S-1