Form 10-Q
period 2003-03-31
FEDERATED INVESTORS INC /PA/
filed 2003-05-15
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

		Commission File Number	001-14818

Federated Investors, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1111467
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Federated Investors Tower
Pittsburgh, Pennsylvania	15222-3779
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 412-288-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     . No             .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No        .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 9, 2003, the Registrant had outstanding 9,000 shares of Class A Common Stock and 109,025,521 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Liquidity and Capital Resources” and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002, and other reports on file with the Securities and Exchange Commission. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance or achievements, and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Part I, Item I. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2003	December 31, 2002
Current Assets
Cash and cash equivalents	$118,034	$149,909
Marketable securities	1,010	1,023
Receivables, net of reserve of $251 and $275, respectively	28,963	31,185
Accrued revenue	6,568	6,033
Prepaid expenses	4,338	7,335
Current deferred tax asset, net	290	1,166
Other current assets	3,151	3,037

Total current assets	162,354	199,688

Long-Term Assets
Goodwill	164,956	164,944
Investment advisory contracts, net	57,230	58,995
Other intangible assets, net	10,330	11,227
Deferred sales commissions, net of accumulated amortization of $42,143 and $57,057, respectively	59,310	58,606
Property and equipment, net of accumulated depreciation of $36,242 and $33,958, respectively	32,389	33,722
Other long-term assets	2,933	2,825

Total long-term assets	327,148	330,319

Total assets	$489,502	$530,007

Current Liabilities
Cash overdraft	$4,579	$5,548
Accrued expenses	38,488	67,826
Accounts payable	27,679	27,436
Income taxes payable	21,432	708
Other current liabilities	4,450	6,402

Total current liabilities	96,628	107,920

Long-Term Liabilities
Long-term debt—recourse	1,343	1,385
Long-term debt—nonrecourse	58,692	57,858
Long-term deferred tax liability, net	16,036	15,065
Other long-term liabilities	6,143	6,482

Total long-term liabilities	82,214	80,790

Total liabilities	178,842	188,710

Minority interest	219	580

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	83,495	82,374
Additional paid-in capital from treasury stock transactions	4,155	3,610
Retained earnings	632,746	590,418
Treasury stock, at cost, 19,814,135 and 16,953,735 shares Class B common stock, respectively	(409,239)	(335,699)
Employee restricted stock plan	(1,000)	(196)
Accumulated other comprehensive income, net of tax	95	21

Total shareholders’ equity	310,441	340,717

Total liabilities, minority interest, and shareholders’ equity	$489,502	$530,007

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

Three Months Ended March 31,	2003	2002
Revenue
Investment advisory fees, net-affiliates	$104,500	$113,583
Investment advisory fees, net-other	3,806	2,858
Administrative service fees, net-affiliates	30,989	31,111
Administrative service fees, net-other	3,711	5,132
Other service fees, net-affiliates	19,633	21,789
Other service fees, net-other	5,738	6,225
Other, net	1,581	922

Total revenue	169,958	181,620

Operating Expenses
Compensation and related	42,310	48,536
Marketing and promotional	17,529	17,904
Office and occupancy	6,819	6,288
Professional service fees	6,758	5,661
Systems and communications	6,749	6,318
Travel and related	2,850	2,433
Amortization of deferred sales commissions	3,238	3,750
Amortization of intangible assets	2,624	3,061
Other	2,276	1,998

Total operating expenses	91,153	95,949

Operating income	78,805	85,671

Nonoperating Income (Expenses)
Interest and dividends	501	575
Loss on securities, net	0	(119)
Debt expense – recourse	(128)	(99)
Debt expense – nonrecourse	(1,056)	(1,054)
Other	(5)	1

Total nonoperating expenses, net	(688)	(696)

Income before minority interest and income taxes	78,117	84,975
Minority interest	2,518	2,664

Income before income taxes	75,599	82,311
Income tax provision	26,888	29,988

Net income	$48,711	$52,323

Earnings per share
Net income per share—Basic	$0.44	$0.46

Net income per share—Diluted	$0.43	$0.44

Cash dividends per share	$0.057	$0.046

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2003	2002
Operating Activities
Net income	$48,711	$52,323
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	3,238	3,750
Depreciation and other amortization	4,962	4,857
Minority interest	2,518	2,664
Gain on disposal of assets	(1,155)	(985)
Provision for deferred income taxes	1,806	1,813
Tax benefit from exercise of stock options	204	80
Deferred sales commissions paid	(19,432)	(19,486)
Contingent deferred sales charges received	114	219
Proceeds from sale of certain future revenues	16,101	15,743
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	2,222	(254)
Decrease (increase) in other assets	3,219	(899)
Decrease in accounts payable and accrued expenses	(28,662)	(15,465)
Increase in income taxes payable	20,724	1,071
Decrease in other current liabilities	(3,015)	(8,468)
(Decrease) increase in other long-term liabilities	(919)	1,074

Net cash provided by operating activities	50,636	38,037

Investing Activities
Additions to property and equipment	(839)	(694)
Cash paid for business acquisitions	(11)	(315)
Purchases of securities available for sale	(1)	(10)
Proceeds from redemptions of securities available for sale	49	3,596

Net cash (used) provided by investing activities	(802)	2,577

Financing Activities
Distributions to minority interest	(2,879)	(3,115)
Dividends paid	(6,383)	(5,279)
Proceeds from exercise of stock options and restricted stock grant	554	161
Purchase of treasury stock	(73,549)	(21,431)
Proceeds from new borrowings – nonrecourse	3,298	3,225
Payments on debt – nonrecourse	(2,463)	(2,855)
Payments on debt – recourse	(225)	(157)
Payments on acquired customer relationship obligation	(62)	(50)

Net cash used by financing activities	(81,709)	(29,501)

Net (decrease) increase in cash and cash equivalents	(31,875)	11,113
Cash and cash equivalents, beginning of period	149,909	73,511

Cash and cash equivalents, end of period	$118,034	$84,624

(The accompanying notes are an integral part of these consolidated financial statements.)

Notes to the Consolidated Financial Statements

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain items previously reported have been reclassified to conform with the current year’s presentation.

(b)    Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and accounting) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for services for competitive reasons or to meet regulatory requirements. Certain revenue is recorded net of third-party distribution and service costs. Investment advisory fees, administrative service fees and other service fees, primarily distribution and shareholder service fees, are net of third-party payments of $16.0 million, $1.0 million and $49.8 million, respectively, for the three months ended March 31, 2003 and $16.4 million, $1.1 million and $54.0 million, respectively, for the three months ended March 31, 2002.

(c)    Employee Stock-Based Compensation

During the first quarter 2003, Federated issued 40,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan. During the first quarter 2003, 36,900 employee stock options were exercised and 52,800 employee stock options were forfeited.

As allowed under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Federated applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based awards granted through March 31, 2003. Had compensation costs for stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three month periods ended March 31. For purposes

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

of pro forma results, the estimated fair values of the options and restricted stock are recognized as expense on a straight-line basis over the awards’ vesting periods.

	Three Months Ended March 31,
(in thousands, except per share data)	2003	2002
Net income	$48,711	$52,323
Add back: Stock-based compensation expense included in reported net income, net of tax	42	20
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,279)	(2,459)

Pro forma net income	$47,474	$49,884

Earnings per share:
Basic earnings per share	$0.44	$0.46
Pro forma basic earnings per share	$0.43	$0.44
Diluted earnings per share	$0.43	$0.44
Pro forma diluted earnings per share	$0.42	$0.42

(d)    Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent annual and interim disclosures about the method used to account for stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is deliberating whether to adopt the expense recognition provisions of recording the fair value of stock-based compensation under the guidance of SFAS 123 and intends to reach a final decision in 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are currently effective upon issuance for all new VIEs and for interim and annual periods beginning after June 15, 2003, for all VIEs that existed at the date of its issuance. Management is assessing the impact FIN 46 may have on Federated’s results of operations and financial position as it applies to Federated’s role in the collateralized bond obligations (CBOs) for which it acts as investment manager as well as other aspects of Federated’s business. Management is exploring all of its options relating to its relationship with the CBOs in the event that application of FIN 46 requires consolidation of one or more of the CBOs.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(2)    Intangible Assets

Federated’s identifiable intangible assets consisted of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003			December 31, 2002
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts	$71,217	(13,987)	$57,230	$71,255	(12,260)	$58,995
Noncompete agreements	15,400	(5,989)	9,411	15,400	(5,219)	10,181
Other	1,786	(867)	919	1,786	(740)	1,046

Total identifiable intangible assets	$88,403	(20,843)	$67,560	$88,441	(18,219)	$70,222

Amortization expense for identifiable intangible assets for the three-month periods ended March 31, 2003 and 2002, was $2.6 million and $3.1 million, respectively. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2003	$10,448
2004	$10,341
2005	$10,131
2006	$7,780
2007	$6,823

(3)    Long-Term Debt—Recourse

Federated’s total recourse debt balance of $2.4 million and $2.3 million at March 31, 2003 and December 31, 2002, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 4.55% with weighted-average interest rates of 3.79% and 3.92% at March 31, 2003 and December 31, 2002, respectively. The four capital leases outstanding at March 31, 2003, have expiration dates that range from the first quarter 2005 to first quarter 2006.

(4)    B-Share Programs and Long-Term Debt – Nonrecourse

Federated sells its rights to future cash flow streams associated with B-share deferred sales commissions (distribution and servicing fees as well as contingent deferred sales charges (CDSCs)) to an independent third party. For accounting purposes, sales of distribution fees and CDSCs are accounted for as sales and the related gains are included in “Other service fees, net – affiliates” in the Consolidated Statements of Income. Sales of Federated’s rights to future servicing fees are accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, various tranches of nonrecourse debt have been recorded. Total nonrecourse debt at March 31, 2003, and December 31, 2002, was $58.7 million and $57.9 million, respectively. The tranches carry interest rates ranging from 5.80% to 8.60% with weighted-average interest rates of 7.25% and 7.36% at March 31, 2003 and December 31, 2002, respectively. The current B-share program allows Federated to finance deferred sales commissions through December 2003.

(5)    Common Stock

(a)    Cash Dividends and Stock Repurchases

Cash dividends of $0.057 per share or approximately $6.4 million were paid in the first quarter of 2003 to holders of common shares. (See Note (10) Subsequent Events for details regarding the dividend declared in April 2003.)

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

As of March 31, 2003, under Federated’s current share buyback programs, Federated can repurchase approximately 1.4 million additional shares subject to the cash payment limit imposed by Federated’s Second Amended and Restated Credit Agreement, as amended, (Credit Facility). (See Note (10) Subsequent Events for details regarding the extension of this buyback program.)

Federated’s Credit Facility contains restrictions on payments of dividends and purchases of treasury stock. The Credit Facility limits cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of March 31, 2003, more than $208 million was available to repurchase stock or pay dividends under this restriction.

(b)    Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of March 31, 2003, a total of 59,149 shares had been purchased by employees in this plan.

(6)    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2003	2002
Numerator
Net income	$48,711	$52,323

Denominator
Basic weighted-average shares outstanding	109,685	113,169
Dilutive potential shares from stock-based compensation	4,288	5,022

Diluted weighted-average shares outstanding	113,973	118,191

Basic earnings per share	$0.44	$0.46

Diluted earnings per share	$0.43	$0.44

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. At March 31, 2003, options to purchase 3.4 million shares of common stock at an average exercise price of $30.49 per share were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of Federated Class B common stock. Under the treasury stock method, if the average market price of Federated common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of Federated common stock. As such, the dilutive effect of the 3.4 million shares of options would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(7)    Comprehensive Income

Comprehensive income was $48.8 million and $52.4 million for the three-month periods ended March 31, 2003 and 2002, respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8)    Contingent Consideration

Pursuant to various acquisition agreements entered into by Federated in 2001 and 2002, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated acquired substantially all of the business of Edgemont Asset Management Corporation, the former adviser of the Kaufmann Fund. In addition to the upfront purchase price paid at the date of the acquisition, the acquisition agreement provides for additional purchase price payments based upon the achievement of specified revenue growth through 2007. Pursuant to this agreement, Federated does not expect to pay any contingent purchase price in 2003 based on the level of revenue earned during the twelve-month period ended April 2003. Federated could pay an additional $132.3 million as contingent purchase price between 2004 and 2007 with as much as $66.2 million payable in the second quarter 2004 if revenue targets are met.

In 2001, Federated signed an agreement with Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc. (Rightime Acquisition) and in 2002, Federated signed an agreement with FirstMerit Advisors, Inc. and FirstMerit Corporation (FirstMerit Acquisition). As a result of these agreements, assets previously managed by Rightime Econometrics, Inc. and FirstMerit Advisors, Inc. were merged into various Federated funds. Pursuant to both agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management in any Federated fund shareholder account for which the seller is the named broker/dealer of record. In the case of the Rightime Acquisition, the payments occur quarterly and could continue through first quarter 2007. Contingent payments relating to the FirstMerit Acquisition occur on a monthly basis through third quarter 2005. As of March 31, 2003, Federated had recorded a liability of $0.5 million representing the present value of expected future contingent purchase price payments relating to the assets under management originally acquired in connection with these acquisitions.

(9)    Variable Interest Entities

Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment products that were structured using special-purpose entities. As of March 31, 2003, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

The financial condition and results of operations of these CBOs are not included in Federated’s Consolidated Financial Statements as of and for the three-month period ended March 31, 2003, or for any prior period. In each case, there exists a majority owner(s) that is an independent third party from Federated owning at least three percent equity in the CBO. Federated has not guaranteed nor has any recourse related to any of the notes issued by the CBOs. As of March 31, 2003, the remaining $0.6 million carrying value of Federated’s investments in the CBOs represents Federated’s maximum exposure to loss as a result of its involvement with the CBOs.

(10)    Subsequent Events

After the close of trading on April 15, 2003, Federated was added to the S&P 500 Index.

On April 23, 2003, the board of directors declared a dividend of $0.07 per share to be paid on May 15, 2003, to shareholders of record as of May 7, 2003. The board also approved an extension of Federated’s existing share repurchase program authorizing management to purchase up to five million shares of Federated Class B common stock in addition to the 1.4 million shares remaining eligible for purchase as of March 31, 2003.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management’s discussion and analysis of financial condition and results of operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002.

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment management companies in the United States with $196 billion in managed assets as of March 31, 2003. The majority of Federated’s revenue is derived from advising and administrating Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from administrating mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder, transfer agency, fund accounting, trade execution and clearing and retirement plan recordkeeping services (collectively, “Other Services”).

Investment advisory, administrative and certain Other Services fees, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and maintain assets. Rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain threshold levels. Generally, rates charged for services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management or administration. Federated pays a significant portion of its distribution and shareholder service fees to financial intermediaries who sell Federated-sponsored products to the public on its behalf. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded as reductions to revenue earned by Federated on the Consolidated Statements of Income.

Federated’s remaining Other Services fees are based on fixed rates per fund, account, transaction or retirement plan participant. Revenue relating to these services will vary with changes in the number of mutual funds, accounts, transactions and plan participants which are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new products and acquisitions.

Federated’s most significant operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits, and marketing and promotional costs.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2003	2002
By Asset Class
Money market	149,893	$132,205	13%
Fixed-income	28,372	22,370	27%
Equity	17,400	23,025	(24)%

Total managed assets	195,665	$177,600	10%

By Product Type
Mutual Funds:
Money market	132,454	$131,109	1%
Fixed-income	23,769	18,533	28%
Equity	15,606	21,125	(26)%

Total mutual fund assets	171,829	$170,767	1%

Separate Accounts:
Money market	17,440	$1,096	1,491%
Fixed-income	4,602	3,837	20%
Equity	1,794	1,900	(6)%

Total separate account assets	23,836	$6,833	249%

Total managed assets	195,665	$177,600	10%

Average Managed Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2003	2002
By Asset Class
Money market	$155,631	$139,417	12%
Fixed-income	27,420	21,841	26%
Equity	17,662	22,334	(21)%

Total average managed assets	$200,713	183,592	9%

By Product Type
Mutual Funds:
Money market	$138,427	$138,329	0%
Fixed-income	22,954	18,120	27%
Equity	15,867	20,471	(22)%

Total average mutual fund assets	$177,248	$176,920	0%

Separate Accounts:
Money market	$17,204	$1,088	1,481%
Fixed-income	4,466	3,721	20%
Equity	1,795	1,863	(4)%

Total average separate account assets	$23,465	$6,672	252%

Total average managed assets	$200,713	$183,592	9%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

(in millions)	2003	2002	Percent Change
Period-end assets as of March 31,	$36,133	$42,790	(16)%
Average assets for the three months ended March 31,	$36,790	$43,550	(16)%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2003	2002
Equity Funds
Beginning assets	$16,240	$20,760

Sales	1,504	1,563
Redemptions	(1,334)	(1,306)

Net sales	170	257
Net exchanges	(9)	36
Other*	(795)	72

Ending assets	$15,606	$21,125

Fixed-Income Funds
Beginning assets	$22,169	$17,378

Sales	4,464	3,182
Redemptions	(2,983)	(2,169)

Net sales	1,481	1,013
Net exchanges	(184)	34
Other*	303	108

Ending assets	$23,769	$18,533

*	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period over period have a direct impact on Federated’s total revenue due to the difference in the fees per invested dollar earned on each asset type. Equity products generally have a higher management fee rate than fixed-income or money market products. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the three months ended March 31:

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2003	2002	2003	2002
Money market fund assets	77%	76%	48%	47%
Equity fund assets	9%	12%	25%	30%
Fixed-income fund assets	14%	12%	21%	16%
Other activities	—	—	6%	7%

The March 31, 2003, period-end managed assets increased 10% over period-end managed assets at March 31, 2002. Average managed assets for the three months ended March 31, 2003, grew 9% over average managed assets for the three months ended March 31, 2002. These increases in total and average assets primarily reflect strong fixed-income and money market asset sales in 2002 and the first quarter 2003 including the addition of $13.2 billion in money market assets for TexPool, Texas’ local government investment pool, in the second quarter 2002. Despite positive net

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

equity sales in 2002 and first quarter 2003, average equity assets declined in the first quarter 2003 as compared to first quarter 2002 primarily as a result of market depreciation.

Results of Operations

Net Income. Federated reported net income of $48.7 million or $0.43 per diluted share for the three-month period ended March 31, 2003, as compared to net income of $52.3 million or $0.44 per diluted share for the same period last year. The decrease in net income of 7% reflects decreased revenue from managed assets despite net asset growth, partially offset by a reduction in operating expenses. The decrease in diluted earnings per share for the first quarter 2003 as compared to the same period of 2002 is the result of decreased net income partially offset by reduced weighted-average diluted shares outstanding due to stock repurchases in 2002 and the first quarter 2003.

Revenue. Revenue for the three-month periods ended March 31, are set forth in the following table:

(in millions)	2003	2002	Change	Percent Change
Revenue from managed assets	$159.9	$170.1	$(10.2)	(6)%
Revenue from sources other than managed assets	10.1	11.5	(1.4)	(12)%

Total Revenue	$170.0	$181.6	$(11.6)	(6)%

Revenue for the first quarter 2003 decreased $11.6 million as compared to the same period of 2002 primarily as a result of decreased revenue from managed assets, which includes investment advisory, administrative and other service fees and commission income earned in connection with investment portfolios managed by Federated. The 6% decrease in revenue from managed assets is primarily attributable to the impact of equity market depreciation in 2002 and 2003 and the ensuing decline in average equity assets under management since the first quarter 2002. The decrease in revenue resulting from declines in average equity assets was tempered by the effect of Federated’s continued growth in money market and fixed-income average assets.

Revenue from sources other than managed assets, which represents 6% of Federated’s revenue in the first quarter 2003, decreased $1.4 million for the first quarter 2003 as compared to the same period last year. This decrease is mainly due to certain bank customers internalizing administrative services previously provided by Federated.

Operating Expenses. Operating expenses for the three-month periods ended March 31, are set forth in the following table:

(in millions)	2003	2002	Change	Percent Change
Compensation and related	$42.3	$48.5	$(6.2)	(13)%
Marketing and promotional	17.5	17.9	(0.4)	(2)%
Amortization of deferred sales commissions	3.2	3.8	(0.6)	(16)%
Amortization of intangible assets	2.6	3.1	(0.5)	(16)%
All other	25.6	22.6	3.0	13%

Total Operating Expenses	$91.2	$95.9	$(4.7)	(5)%

Total operating expenses for the first quarter 2003 decreased $4.7 million as compared to the same period last year. Compensation and related expense for the three months ended March 31, 2003, decreased over first quarter 2002 primarily as a result of the impact of negative equity market returns in 2002 and 2003 on variable-based compensation and the outsourcing of substantially all of the day-to-day operations of Federated’s legal department in the fourth quarter 2002. Compensation and related expense in 2003 included a $2.4 million downward adjustment of accrued incentive compensation as a result of actual equity market performance differing from performance estimated as of December 31, 2002. The decrease in marketing and promotional expense primarily reflects a planned decrease in spending on Federated’s advertising campaign. Amortization expense for deferred sales commissions and intangible assets both decreased in 2003 over first quarter 2002 primarily as a result of the full amortization of certain assets during 2002. All other expenses increased 13% over the same period last year primarily as a result of increased professional service fees due to the outsourcing of substantially all of the day-to-day operations of Federated’s legal department in the fourth quarter 2002, increased hardware and software depreciation due, in part, to four new capital

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

lease arrangements entered into in 2002 and first quarter 2003 and setup expenses incurred in connection with the launch of Federated’s two closed-end funds.

Nonoperating Income (Expenses). Nonoperating expenses, net for the first quarter 2003 as compared to the same period last year remained flat at $0.7 million.

Income Taxes. The income tax provision for the three-month period ended March 31, 2003 was $26.9 million as compared to $30.0 million for the same period in 2002. The effective tax rate was 35.6% and 36.4% for the first quarter 2003 and 2002, respectively.

Liquidity and Capital Resources

At March 31, 2003, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $148.0 million as compared to $182.1 million at December 31, 2002.

Operating Activities. Cash provided by operating activities totaled $50.6 million for the three-month period ended March 31, 2003, as compared to $38.0 million for the same period in 2002. The increase is primarily attributable to the effects of certain cash payments made in the first quarter 2002 including taxes paid on the sale of Federated’s retained interest in the residual cash flows associated with Class B shares of Federated-sponsored mutual funds.

Investing Activities. During the first quarter 2003, Federated paid $0.8 million to acquire property and equipment.

Financing Activities. During the first quarter 2003, Federated used $81.7 million for financing activities. Of this amount, Federated used $73.5 million to repurchase 2.9 million shares of Class B common stock in the open market under the stock repurchase program. As of March 31, 2003, Federated can repurchase an additional 1.4 million shares through its authorized programs. On April 23, 2003, Federated’s board of directors approved an extension of the current repurchase program to add five million shares to the 1.4 million eligible for repurchase at March 31, 2003.

Federated paid dividends in the first quarter 2003 equal to $6.4 million or $0.057 per share. On April 23, 2003, Federated’s board of directors declared a dividend of $0.07 per share that is payable on May 15, 2003.

Stock repurchases and dividend payments are subject to restrictions under the Second Amended and Restated Credit Agreement, as amended. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through March 31, 2003, Federated, given current debt covenants, has the ability to make additional stock repurchases or dividend payments of more than $208 million.

Contractual Obligations, Contingent Liabilities and Future Cash Needs.

Federated is a party to various service contracts pursuant to which it receives certain support services and is a party to various acquisition agreements, the terms of which may require Federated to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. See Federated’s Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of these contractual obligations and contingent liabilities.

In 2001, Federated acquired substantially all the business of Edgemont Asset Management Corporation, the former advisor of the Kaufmann Fund. In addition to the upfront purchase price paid at the date of the acquisition, the acquisition agreement provides for additional purchase price payments based upon the achievement of specified revenue growth through 2007. Pursuant to this agreement, Federated does not expect to pay any contingent purchase price in 2003 based on the level of revenue earned during the twelve-month period ended in April 2003. Federated could pay an additional $132.3 million as contingent purchase price between 2004 and 2007 with as much as $66.2 million payable in the second quarter 2004 if revenue targets are met.

Management expects that the principal uses of cash will be to advance sales commissions, fund marketing allowances and other payments to intermediaries, repurchase company stock, fund new strategic business acquisitions, pay incentive and base compensation, pay shareholder dividends, fund property and equipment acquisitions and seed new

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

products. Federated has experienced increases in the cost of insurance and management expects these increases, including the assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share sales program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Alternative Products

Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment products that were structured using special-purpose entities. As of March 31, 2003, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

The financial condition and results of operations of these CBOs are not included in Federated’s Consolidated Financial Statements as of and for the three-month period ended March 31, 2003, or for any prior period. In each case, there exists a majority owner(s) that is an independent third party from Federated owning at least three percent equity in the CBO. Federated has not guaranteed nor has any recourse related to any of the notes issued by the CBOs. As of March 31, 2003, the remaining $0.6 million carrying value of Federated’s investments in the CBOs represents Federated’s maximum exposure to loss as a result of its involvement with the CBOs.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are currently effective upon issuance for all new VIEs and for interim and annual periods beginning after June 15, 2003 for all VIEs that existed at the date of its issuance. Management is assessing the impact FIN 46 may have on Federated’s results of operations and financial position as it applies to Federated’s role in the CBOs as well as other aspects of Federated’s business. Management is exploring all of its options relating to its relationship with the CBOs in the event that application of FIN 46 requires consolidation of one or more of the CBOs.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent annual and interim disclosures about the method used to account for stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is currently deliberating whether to adopt the expense recognition provisions of recording the fair value of stock-based compensation under the guidance of SFAS 123 and intends to reach a final decision in 2003.

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, on information from third-party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be significant.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002, management believes that its policies regarding accounting for intangible assets and income taxes involve a higher degree of judgment and complexity (see Note (1) of the Consolidated Financial Statements included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002).

Accounting for intangible assets. Two aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation and (2) ongoing evaluation for impairment. The process of allocating purchase price based on the fair value of identifiable intangible assets at the date of acquisition requires management estimates and judgment as to expectations for profit margins on the assets, asset redemption rates, growth from sales efforts and the effects of market conditions. If actual operating margins or the rate of changes in assets, among other assumptions, differ significantly from the estimates and judgments used in the initial valuation for the purchase price allocation, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense which could have a material adverse effect on Federated’s consolidated financial position and results of operations.

The level, if any, of impairment of customer-related intangible assets, such as advisory contract intangible assets, is highly dependent upon the level of managed assets acquired in connection with a business combination. Over 80% of the carrying value of Federated’s customer-related intangible assets as of March 31, 2003 relates to a single renewable investment advisory contract with one fund. A decline in the managed asset balance in this particular fund in excess of the estimated rate of change in the acquired assets could have a considerable impact on the underlying value of Federated’s customer-related intangible assets.

Accounting for income taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At March 31, 2003, Federated had capital loss carry-forwards of $2.8 million generated by losses recognized on the sale of certain performance seed investments. $2.6 million of this capital loss deferred tax asset will expire in 2006 and the remaining $0.2 million will expire in 2007. As of March 31, 2003, a $2.3 million valuation allowance had been recorded on a portion of this deferred tax asset due to management’s uncertainty of realizing the benefit of these capital loss carry-forwards. As of March 31, 2003, Federated had not recorded a valuation allowance on $6.6 million of deferred tax assets relating to Federated’s CBO other-than-temporary impairment losses. Federated considered the following facts in connection with its evaluation of the realizability of the deferred tax asset: (1) the impairment losses do not represent capital losses for tax purposes until the losses are realized, (2) the actual amount of capital loss associated with Federated’s investment in the CBOs will not be known until such time as Federated’s investments are either redeemed by the CBOs or sold by Federated, (3) the carry-forward period for capital losses is five years, and (4) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize the capital loss carry-forwards in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.6 million for these deferred tax assets.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk—Investments

In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds it sponsors (performance seeds) in order to provide investable cash to the fund allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At March 31, 2003, Federated was exposed to price risk with regard to its $0.4 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated did not hold any derivative investments to hedge its performance seeds at March 31, 2003.

At March 31, 2003, Federated’s investment in its mortgage-backed CBO product totaled $0.6 million. This investment is subject to interest rate risk due to it being recorded at fair value using a discount rate that may increase over time.

Market Risk—Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in market or other conditions will therefore negatively impact revenue and net income.

Approximately 48% of Federated’s revenue in the first quarter 2003 was from managed assets in money market products. As a result of Federal Reserve Bank interest rate easings, interest rates reached historic lows in late 2002. Further decreases in interest rates from levels at March 31, 2003 could also have an adverse effect on Federated’s revenue from certain retail money market funds distributed largely through the broker/dealer market. Lower interest rates on the investments in these funds could cause Federated and other service providers to the funds to waive some or all of their fees in order to maintain positive yields. Management estimates that a decrease of 0.50% or more in interest rates on money market investments could cause an adverse effect on Federated’s revenue from these retail money market funds.

For further discussion of managed assets and factors that impact Federated’s revenue see the sections entitled “General” and “Asset Highlights” herein as well as the section entitled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Within 90 days prior to the filing date of this report, Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Subsequent to the date of this evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholders’ meeting was held on April 23, 2003.

(b)	The board of directors of Federated Investors, Inc., as previously reported to the Securities and Exchange Commission, was re-elected in its entirety.

(c)	The only matter voted upon was the re-election of the directors. All 9,000 Class A Shares eligible to vote did so affirmatively.

Part II, Item 6. Exhibits and Reports on Form 8-K

(Unaudited)

(a)	The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 99.1—Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter 2003. During the period from April 1, 2003 through May 12, 2003, Federated furnished the following reports on Form 8-K to the Securities and Exchange Commission under Item 12:

(1) Form 8-K dated April 10, 2003, reporting preliminary first quarter 2003 results; and

(2) Form 8-K dated April 23, 2003, reporting first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date: May 14, 2003	By:	/s/ J. CHRISTOPHER DONAHUE
J. Christopher Donahue President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ THOMAS R. DONAHUE
Thomas R. Donahue Chief Financial Officer

CERTIFICATIONS

I, J. Christopher Donahue, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Investors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ J. CHRISTOPHER DONAHUE
J. Christopher Donahue President and Chief Executive Officer

CERTIFICATIONS

I, Thomas R. Donahue, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Investors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ THOMAS R. DONAHUE
Thomas R. Donahue Chief Financial Officer