Form 10-Q
period 2003-06-30
FEDERATED INVESTORS INC /PA/
filed 2003-08-14
CIK 1056288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to_______________

Commission File Number          001-14818

Federated Investors, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1111467

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Federated Investors Tower Pittsburgh, Pennsylvania	15222-3779

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	412-288-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒.     No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 11, 2003, the Registrant had outstanding 9,000 shares of Class A Common Stock and 108,606,558 shares of Class B Common Stock.

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

Part I, Item I. Financial Statements
Consolidated Balance Sheets

(dollars in thousands)
(unaudited)	June 30, 2003	December 31, 2002

Current Assets
Cash and cash equivalents	$117,594	$149,909
Marketable securities	1,029	1,023
Receivables, net of reserve of $277 and $275, respectively	28,549	31,185
Accrued revenue	6,829	6,033
Prepaid expenses	7,160	7,335
Current deferred tax asset, net	1,418	1,166
Other current assets	3,053	3,037

Total current assets	165,632	199,688

Long-Term Assets
Goodwill	164,967	164,944
Investment advisory contracts, net	55,633	58,995
Other intangible assets, net	9,434	11,227
Deferred sales commissions, net of accumulated amortization of $45,288 and $57,057, respectively	61,484	58,606
Property and equipment, net of accumulated depreciation of $37,297 and $33,958, respectively	30,878	33,722
Other long-term assets	2,676	2,825

Total long-term assets	325,072	330,319

Total assets	$490,704	$530,007

Current Liabilities
Cash overdraft	$5,058	$5,548
Accrued expenses	48,731	67,826
Accounts payable	26,889	27,436
Income taxes payable	803	708
Other current liabilities	4,587	6,402

Total current liabilities	86,068	107,920

Long-Term Liabilities
Long-term debt - recourse	1,068	1,385
Long-term debt - nonrecourse	59,649	57,858
Long-term deferred tax liability, net	17,696	15,065
Other long-term liabilities	5,888	6,482

Total long-term liabilities	84,301	80,790

Total liabilities	170,369	188,710

Minority interest	413	580

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	83,778	82,374
Additional paid-in capital from treasury stock transactions	4,687	3,610
Retained earnings	674,170	590,418
Treasury stock, at cost, 21,003,498 and 16,953,735 shares Class B common stock, respectively	(442,103)	(335,699)
Employee restricted stock plan	(977)	(196)
Accumulated other comprehensive income, net of tax	178	21

Total shareholders’ equity	319,922	340,717

Total liabilities, minority interest, and shareholders’ equity	$490,704	$530,007

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)
(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue
Investment advisory fees, net-affiliates	$109,368	$112,548	$213,868	$226,130
Investment advisory fees, net-other	4,056	3,351	7,862	6,209
Administrative service fees, net-affiliates	31,091	30,584	62,080	61,695
Administrative service fees, net-other	3,821	4,749	7,532	9,881
Other service fees, net-affiliates	21,786	23,145	41,418	44,934
Other service fees, net-other	5,884	6,470	11,623	12,695
Other, net	2,036	1,534	3,617	2,457

Total revenue	178,042	182,381	348,000	364,001

Operating Expenses
Compensation and related	46,492	47,429	88,802	95,965
Marketing and promotional	18,881	18,492	36,410	36,395
Office and occupancy	6,428	6,430	13,247	12,718
Professional service fees	6,852	5,610	13,610	11,270
Systems and communications	6,758	7,692	13,506	14,010
Travel and related	3,274	3,551	6,124	5,985
Amortization of deferred sales commissions	3,404	3,791	6,642	7,542
Amortization of intangible assets	2,628	2,942	5,252	6,003
Other	3,341	2,356	5,617	4,354

Total operating expenses	98,058	98,293	189,210	194,242

Operating income	79,984	84,088	158,790	169,759

Nonoperating Income (Expenses)
Interest and dividends	451	509	952	1,084
Loss on securities, net	0	(34)	0	(153)
Debt expense – recourse	(124)	(108)	(252)	(208)
Debt expense – nonrecourse	(1,065)	(1,063)	(2,121)	(2,117)
Other, net	(102)	(69)	(108)	(68)

Total nonoperating expenses, net	(840)	(765)	(1,529)	(1,462)

Income before minority interest and income taxes	79,144	83,323	157,261	168,297
Minority interest	2,578	2,638	5,096	5,302

Income before income taxes	76,566	80,685	152,165	162,995
Income tax provision	27,506	28,074	54,394	58,061

Net income	$49,060	$52,611	$97,771	$104,934

Earnings per share
Net income per share - Basic	$0.46	$0.47	$0.90	$0.93

Net income per share - Diluted	$0.44	$0.45	$0.87	$0.89

Cash dividends per share	$0.070	$0.057	$0.127	$0.103

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)
(unaudited)

Six Months Ended June 30,	2003	2002

Operating Activities
Net income	$97,771	$104,934
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	6,642	7,542
Depreciation and other amortization	9,800	9,670
Minority interest	5,096	5,302
Gain on disposal of assets	(2,424)	(2,223)
Provision for deferred income taxes	2,294	4,535
Tax benefit from exercise of stock options	367	80
Deferred sales commissions paid	(42,080)	(42,709)
Contingent deferred sales charges received	250	381
Proceeds from sale of certain B-share-related future revenues	34,306	35,792
Other changes in assets and liabilities:
Decrease in receivables, net	2,636	3,467
Increase in other assets	(558)	(2,446)
Decrease in accounts payable and accrued expenses	(19,208)	(10,001)
Increase (decrease) in income taxes payable	96	(25,945)
Decrease in other liabilities	(2,334)	(4,292)

Net cash provided by operating activities	92,654	84,087

Investing Activities
Additions to property and equipment	(1,585)	(1,896)
Proceeds from disposal of property and equipment	0	18
Cash paid for business acquisitions	(23)	(33,352)
Purchases of securities available for sale	(11)	(111)
Proceeds from redemptions of securities available for sale	57	4,529

Net cash used by investing activities	(1,562)	(30,812)

Financing Activities
Distributions to minority interest	(5,263)	(5,358)
Dividends paid	(14,019)	(11,798)
Proceeds from shareholders for stock-based compensation and other	1,104	218
Purchase of treasury stock	(106,417)	(34,707)
Proceeds from new borrowings – nonrecourse	7,027	7,331
Payments on debt – nonrecourse	(5,236)	(5,809)
Payments on debt – recourse	(490)	(247)
Payments on acquired customer relationship obligation	(113)	(142)

Net cash used by financing activities	(123,407)	(50,512)

Net (decrease) increase in cash and cash equivalents	(32,315)	2,763
Cash and cash equivalents, beginning of period	149,909	73,511

Cash and cash equivalents, end of period	$117,594	$76,274

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

(b)   Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and accounting) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for services for competitive reasons or to meet regulatory requirements. Investment advisory fees, administrative service fees and other service fees, primarily distribution and shareholder service fees, are recorded net of third-party payments. Total revenues for the three- and six-month periods ended June 30, 2003 and 2002 included the following:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2003	2002	2003	2002

Total contractual revenues	$244,807	$250,817	$481,597	$503,967
Less:
Third party payments - investment advisory fees	(16,223)	(15,805)	(32,227)	(32,250)
Third party payments - administrative service fees	(1,044)	(1,062)	(2,092)	(2,131)
Third party payments - other service fees	(49,498)	(51,569)	(99,278)	(105,585)

Total revenue as reported	$178,042	$182,381	$348,000	$364,001

(c)   Employee Stock-Based Compensation

During the first half of 2003, Federated awarded 6,750 employee stock options and 40,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan. The restricted stock was issued out of treasury. During the first half of 2003, 73,137 employee stock options were exercised by purchasing shares out of treasury and 106,200 employee stock options were forfeited.

As allowed under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Federated applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based awards granted through June 30, 2003. Had compensation costs for stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three- and six-month periods ended June 30. For

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

purposes of pro forma results, the estimated fair values of the options and restricted stock are recognized as expense on a straight-line basis over the awards’ vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income	$49,060	$52,611	$97,771	$104,934
Add back: Stock-based compensation expense included in reported net income, net of tax	52	24	94	44
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,245)	(1,097)	(2,525)	(3,555)

Pro forma net income	$47,867	$51,538	$95,340	$101,423

Earnings per share:
Basic earnings per share	$0.46	$0.47	$0.90	$0.93
Pro forma basic earnings per share	$0.45	$0.46	$0.88	$0.90
Diluted earnings per share	$0.44	$0.45	$0.87	$0.89
Pro forma diluted earnings per share	$0.43	$0.44	$0.84	$0.86

(d)  Recent Accounting Pronouncements

SFAS 148 - In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent annual and interim disclosures about the method used to account for stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is deliberating whether to adopt the expense recognition provisions of recording the fair value of stock-based compensation under the guidance of SFAS 123 and intends to reach a final decision in 2003.

FIN 46 - In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. Under FIN 46, all fees earned by the VIE’s decision maker are required to be included in the expected residual returns calculation. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are currently effective upon issuance for all new VIEs and for interim and annual periods beginning after June 15, 2003, for all VIEs that existed at the date of its issuance.

Federated acts as the investment manager for three collateralized bond obligation (CBO) products pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment products all of which meet the definition of a VIE under FIN 46. Federated has requested clarification from the Securities and Exchange Commission on how FIN 46 and the concept of decision maker should be applied to investment advisors. Based on management’s assessment to date, it is possible that Federated’s role as investment advisor to the CBOs will result in the consolidation of the CBOs under FIN 46. Management is exploring options relating to its relationship with the CBOs in the event that FIN 46 requires Federated to consolidate.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The financial condition and results of operations of these CBOs are not included in Federated’s Consolidated Financial Statements as of and for the six-month period ended June 30, 2003, or for any prior period. As of June 30, 2003, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively. Aside from its investment interest in the CBOs, Federated has no other claim to the assets of the CBOs and has not guaranteed nor has any recourse related to any of the notes issued by the CBOs. As of June 30, 2003, the remaining $0.6 million carrying value of Federated’s investments in the CBOs represents Federated’s maximum exposure to loss over the remaining life of the CBOs. Pending the resolution of the implementation issues and concurrent with its efforts to explore alternatives, management is gathering the necessary financial information of the CBOs to be able to report consolidated results as of and for the quarter ending September 30, 2003, should it be required by FIN 46.

SFAS 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in the practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The statement must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on Federated’s results of operations or financial position.

(2)  Intangible Assets

Federated’s identifiable intangible assets consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003			December 31, 2002
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value

Investment advisory contracts	$71,352	$(15,719)	$55,633	$71,255	$(12,260)	$58,995
Noncompete agreements	15,400	(6,759)	8,641	15,400	(5,219)	10,181
Other	1,786	(993)	793	1,786	(740)	1,046

Total identifiable intangible assets	$88,538	$(23,471)	$65,067	$88,441	$(18,219)	$70,222

Amortization expense for identifiable intangible assets for the three and six-month periods ended June 30, 2003 was $2.6 million and $5.3 million, respectively, and $2.9 million and $6.0 million, respectively, for the same periods of 2002. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)

2003	$10,466
2004	10,365
2005	10,151
2006	7,798
2007	6,838

(3)  Long-Term Debt - Recourse

Federated’s total recourse debt balance of $2.1 million and $2.3 million at June 30, 2003 and December 31, 2002, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 4.55% with weighted-average interest rates of 3.79% and 3.92% at June 30, 2003 and December 31, 2002, respectively. The four capital leases outstanding at June 30, 2003, have expiration dates that range from the first quarter 2005 to first quarter 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(4)  B-Share Programs and Long-Term Debt – Nonrecourse

Federated sells its rights to future cash flow streams associated with B-share deferred sales commissions (distribution and servicing fees as well as contingent deferred sales charges (CDSCs)) to an independent third party. For accounting purposes, sales of distribution fees and CDSCs are accounted for as sales and the related gains are included in “Other service fees, net – affiliates” in the Consolidated Statements of Income. Sales of Federated’s rights to future servicing fees are accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, various tranches of nonrecourse debt have been recorded. Total nonrecourse debt at June 30, 2003, and December 31, 2002, was $59.6 million and $57.9 million, respectively. The tranches carry interest rates ranging from 4.75% to 8.60% with weighted-average interest rates of 7.06% and 7.36% at June 30, 2003 and December 31, 2002, respectively. The current B-share program expires in December 2003. Management is evaluating funding options for B shares including continuing to sell the rights to future revenue streams and self-funding.

(5)  Common Stock

(a)  Cash Dividends and Stock Repurchases

Cash dividends of $0.057 and $0.070 per share or approximately $6.4 million and $7.6 million were paid in the first and second quarters of 2003, respectively, to holders of common shares. (See Note (9) Subsequent Events for details regarding the dividend declared in July 2003.)

As of June 30, 2003, under Federated’s current share buyback programs, Federated can repurchase approximately 5.2 million additional shares subject to the cash payment limit imposed by Federated’s Second Amended and Restated Credit Agreement, as amended, (Credit Facility).

Federated’s Credit Facility contains restrictions on payments of dividends and purchases of treasury stock. The Credit Facility limits cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of June 30, 2003, more than $192 million was available to repurchase stock or pay dividends under this restriction.

(b)   Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of June 30, 2003, a total of 61,333 shares had been purchased by employees in this plan.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Numerator
Net income	$49,060	$52,611	$97,771	$104,934

Denominator
Basic weighted-average shares outstanding	107,307	112,624	108,490	112,895
Dilutive potential shares from stock-based compensation	4,396	5,087	4,341	5,055

Diluted weighted-average shares outstanding	111,703	117,711	112,831	117,950

Basic earnings per share	$0.46	$0.47	$0.90	$0.93

Diluted earnings per share	$0.44	$0.45	$0.87	$0.89

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. At June 30, 2003, options to purchase 3.1 million shares of common stock at a weighted-average exercise price of $31.03 per share were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of Federated Class B common stock. Under the treasury stock method, if the average market price of Federated common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of Federated common stock. As such, the dilutive effect of the 3.1 million shares of options would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(7) Comprehensive Income

Comprehensive income was $49.1 million and $97.9 million for the three- and six-month periods ended June 30, 2003, respectively, and $52.8 million and $105.2 million for the same periods of 2002.

(8) Contingent Payments

Pursuant to various acquisition agreements entered into by Federated in 2001 and 2002, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated acquired substantially all of the business of Edgemont Asset Management Corporation, the former adviser of the Kaufmann Fund. In addition to the upfront purchase price paid at the date of the acquisition, the acquisition agreement provides for additional payments based upon the achievement of specified revenue growth through 2007. Pursuant to this agreement and based on the level of revenue earned during the twelve-month period ended April 2003, no contingent payment is payable in 2003. Federated could pay an additional $132.3 million as contingent purchase price and $27.7 million as contingent incentive compensation between 2004 and 2007 with as much as $80.0 million in total contingent payments payable in the second quarter 2004 if certain revenue targets are met.

In 2001, Federated signed an agreement with Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc. (Rightime Acquisition) and in 2002, Federated signed an agreement with FirstMerit Advisors, Inc. and FirstMerit Corporation (FirstMerit Acquisition). As a result of these agreements, assets previously managed by Rightime Econometrics, Inc. and FirstMerit Advisors, Inc. were merged into various Federated funds. Pursuant to both agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management in any Federated fund shareholder account for which the seller is the named broker/dealer of record. In the case of the Rightime Acquisition, the payments occur quarterly and could continue through first quarter 2007. Contingent payments relating to the FirstMerit Acquisition occur on a monthly basis through third quarter 2005. As of June 30, 2003, Federated had recorded a liability of $0.6 million representing the

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

present value of expected future contingent purchase price payments relating to the assets under management originally acquired in connection with these acquisitions.

(9) Subsequent Events

On July 18, 2003, Federated signed a definitive agreement with Riggs Investment Advisors Inc. and Riggs Bank N.A., subsidiaries of Riggs National Corporation. As a result of this transaction and subject to Riggs Fund shareholder approval, assets of eight Riggs mutual funds totaling approximately $470 million are to be merged into eight existing Federated funds on the transaction close date which is anticipated for September 2003. The agreement provides for a payment on the closing date and contingent payments to be paid on a quarterly basis through 2008 based on average assets.

On July 22, 2003, the board of directors declared a dividend of $0.085 per share to be paid on August 15, 2003, to shareholders of record as of August 7, 2003.

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

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment management companies in the United States with $202 billion in managed assets as of June 30, 2003. The majority of Federated’s revenue is derived from advising, administrating, and distributing Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from administrating and distributing mutual funds sponsored by third parties and from providing various other mutual fund-related services, including shareholder servicing, transfer agency, fund accounting, trade execution and clearing and retirement plan recordkeeping services (collectively, “Other Services”) for both Federated and third-party sponsored investment products.

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

Asset Highlights

Managed Assets at Period End

	June 30,		Percent
(in millions)	2003	2002	Change
By Asset Class
Money market	$151,398	$140,860	7%
Fixed-income	30,169	23,260	30%
Equity	20,786	20,886	0%

Total managed assets	$202,353	$185,006	9%

By Product Type
Mutual Funds:
Money market	$135,922	$127,972	6%
Fixed-income	24,709	19,472	27%
Equity	18,663	19,034	(2%)

Total mutual fund assets	$179,294	$166,478	8%

Separate Accounts:
Money market	$15,476	$12,888	20%
Fixed-income	5,460	3,788	44%
Equity	2,123	1,852	15%

Total separate account assets	$23,059	$18,528	24%

Total managed assets	$202,353	$185,006	9%

Average Managed Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2003	2002	Percent Change	2003	2002	Percent Change
By Asset Class
Money market	$150,307	$145,632	3%	$152,969	$142,524	7%
Fixed-income	29,433	22,949	28%	28,426	22,395	27%
Equity	19,622	22,191	(12%)	18,642	22,263	(16%)

Total average managed assets	$199,362	$190,772	5%	$200,037	$187,182	7%

By Product Type
Mutual Funds:
Money market	$134,027	$133,026	1%	$136,227	$135,677	0%
Fixed-income	24,336	19,106	27%	23,641	18,613	27%
Equity	17,606	20,279	(13%)	16,737	20,375	(18%)

Total average mutual fund assets	$175,969	$172,411	2%	$176,605	$174,665	1%

Separate Accounts:
Money market	$16,279	$12,606	29%	$16,742	$6,847	145%
Fixed-income	5,097	3,843	33%	4,785	3,782	27%
Equity	2,017	1,912	5%	1,905	1,888	1%

Total average separate account assets	$23,393	$18,361	27%	$23,432	$12,517	87%

Total average managed assets	$199,362	$190,772	5%	$200,037	$187,182	7%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Period-End and Average Administered Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2003	2002	Percent Change	2003	2002	Percent Change
Period-end assets	$37,612	$32,830	15%	$37,612	$32,830	15%
Average assets	$36,982	$39,367	(6%)	$36,886	$41,458	(11%)

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Equity Funds
Beginning assets	$15,606	$21,125	$16,240	$20,760

Sales	1,444	1,527	2,949	3,090
Redemptions	(1,331)	(1,388)	(2,665)	(2,694)

Net sales	113	139	284	396
Net exchanges	50	(66)	41	(30)
Other*	2,894	(2,164)	2,098	(2,092)

Ending assets	$18,663	$19,034	$18,663	$19,034

Fixed-Income Funds
Beginning assets	$23,769	$18,533	$22,169	$17,378

Sales	3,824	3,121	8,296	6,303
Redemptions	(3,344)	(2,353)	(6,330)	(4,522)

Net sales	480	768	1,966	1,781
Net exchanges	(89)	100	(273)	134
Other*	549	71	847	179

Ending assets	$24,709	$19,472	$24,709	$19,472

* Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period over period have a direct impact on Federated’s total revenue due to the difference in the fees per invested dollar earned on each asset type. Equity products generally have a higher management fee rate than fixed-income or money market products. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the six months ended June 30:

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2003	2002	2003	2002
Money market assets	77%	76%	47%	46%
Equity assets	9%	12%	26%	30%
Fixed-income assets	14%	12%	21%	17%
Other activities	—	—	6%	7%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The June 30, 2003 period-end managed assets increased 9% over period-end managed assets at June 30, 2002. Average managed assets for the three months ended June 30, 2003, grew 5% over average managed assets for the three months ended June 30, 2002. These increases in total and average assets primarily reflect strong fixed-income and money market asset sales in the latter half of 2002 and the first half of 2003. Despite positive net equity sales in the first half of 2003, average equity assets declined in the second quarter 2003 as compared to second quarter 2002 primarily as a result of market depreciation and net redemptions experienced in the second half of 2002.

Results of Operations

Net Income. Federated reported net income of $49.1 million and $97.8 million for the three- and six-month periods ended June 30, 2003, respectively, as compared to net income of $52.6 million and $104.9 million for the same periods last year. These decreases for the three- and six-month periods reflect decreased revenue from managed assets partially offset by a reduction in operating expenses. Diluted earnings per share for the three- and six-month periods ended June 30, 2003 decreased 2% respectively, compared to diluted earnings per share for the same periods of 2002. The decreases are the result of decreased net income partially offset by reduced weighted-average diluted shares outstanding due to stock repurchases in 2002 and the first half of 2003.

Revenue.   Revenue for the three- and six-month periods ended June 30, are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2003	2002	Change	Percent Change	2003	2002	Change	Percent Change
Revenue from managed assets	$167.5	$170.6	$(3.1)	(2%)	$327.4	$340.7	$(13.3)	(4%)
Revenue from sources other than managed assets	10.5	11.8	(1.3)	(11%)	20.6	23.3	(2.7)	(12%)

Total Revenue	$178.0	$182.4	$(4.4)	(2%)	$348.0	$364.0	$(16.0)	(4%)

Revenue for the three- and six-month periods ended June 30, 2003 decreased $4.4 million and $16.0 million, respectively, as compared to the same periods of 2002. These decreases primarily reflect decreased revenue from managed assets, which includes investment advisory, administrative and other service fees and commission income earned in connection with investment portfolios managed by Federated. The decreased revenue from managed assets is primarily attributable to the impact of equity market depreciation in the second half of 2002 and the first quarter 2003 and the resulting decline in average equity assets under management since the second quarter 2002. Lower blended fee realization rates from money market products due to increased demand for lower fee products also contributed to the decrease in revenue from managed assets. This decrease was tempered by the effect of Federated’s continued growth in fixed-income average assets.

Revenue from sources other than managed assets, which represents 6% of Federated’s revenue in the second quarter and first half of 2003, decreased for the three- and six-month periods ended June 30, 2003 as compared to the same periods last year. These decreases primarily reflect the effect of certain bank customers internalizing administrative services previously provided by Federated partially offset by the addition of new administrative services contracts.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Operating Expenses.   Operating expenses for the three- and six-month periods ended June 30, are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2003	2002	Change	Percent Change	2003	2002	Change	Percent Change

Compensation and related	$46.5	$47.4	$(0.9)	(2%)	$88.8	$96.0	$(7.2)	(8%)
Marketing and promotional	18.9	18.5	0.4	2%	36.4	36.4	0.0	0%
Amortization of deferred sales commissions	3.4	3.8	(0.4)	(11%)	6.6	7.5	(0.9)	(12%)
Amortization of intangible assets	2.6	2.9	(0.3)	(10%)	5.3	6.0	(0.7)	(12%)
All other	26.7	25.7	1.0	4%	52.1	48.3	3.8	8%

Total Operating Expenses	$98.1	$98.3	$(0.2)	0%	$189.2	$194.2	$(5.0)	(3%)

Total operating expenses for the second quarter 2003 remained relatively flat as compared to the same period last year. Total operating expenses for the first half of 2003 decreased $5.0 million as compared to the first half of 2002. Compensation and related expense for the six months ended June 30, 2003, decreased 8% compared to the first half of 2002 primarily as a result of the impact of negative equity market returns in 2002 and 2003 on variable-based compensation and the outsourcing of substantially all of the day-to-day operations of Federated’s legal department in the fourth quarter 2002. Compensation and related expense in 2003 included a $2.4 million downward adjustment of accrued incentive compensation as a result of actual equity market performance differing from the performance estimated as of December 31, 2002. Amortization expense of deferred sales commissions and intangible assets both decreased in 2003 as compared to the first half of 2002 primarily as a result of the full amortization of certain assets during 2002. All other expenses increased 8% over the same period last year primarily as a result of increased professional service fees due to the outsourcing of substantially all of the day-to-day operations of Federated’s legal department in the fourth quarter 2002, increased hardware and software depreciation due, in part, to four new capital lease arrangements entered into in 2002 and first quarter 2003 and expenses incurred in connection with the launch of Federated’s two closed-end funds.

Nonoperating Income (Expenses).   Nonoperating expenses, net for the second quarter and first half of 2003 as compared to the same periods last year remained flat at $0.8 million and $1.5 million, respectively.

Income Taxes.   The income tax provision for the three- and six-month periods ended June 30, 2003 was $27.5 million and $54.4 million, respectively, as compared to $28.1 million and $58.1 million for the same periods in 2002. The effective tax rate was 35.9% and 34.8% for the second quarter 2003 and 2002, respectively, and 35.7% and 35.6% for the first half of 2003 and 2002, respectively.

Liquidity and Capital Resources

At June 30, 2003, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $147.2 million as compared to $182.1 million at December 31, 2002.

Operating Activities.   Cash provided by operating activities totaled $92.7 million for the six-month period ended June 30, 2003, as compared to $84.1 million for the same period in 2002. The increase is primarily attributable to the effects of certain cash payments made in the first half of 2002 including taxes paid on the sale of Federated’s retained interest in the residual cash flows associated with Class B shares of Federated-sponsored mutual funds.

Investing Activities.    During the first half of 2003, Federated paid $1.6 million to acquire property and equipment.

Financing Activities.   During the first half of 2003, Federated used $123.4 million for financing activities. Of this amount, Federated used $106.4 million to repurchase 4.2 million shares of Class B common stock in the open market under the stock repurchase program. On April 23, 2003, Federated’s board of directors approved an extension of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated’s share repurchase program authorizing management to purchase up to five million shares of Federated Class B common stock in addition to the 1.4 million shares that were eligible for purchase as of March 31, 2003. In light of this extension, as of June 30, 2003, Federated can repurchase an additional 5.2 million shares through its authorized programs.

Federated paid dividends in the first and second quarters of 2003 equal to $6.4 million and $7.6 million, respectively, or $0.057 and $0.07 per share, respectively. On July 22, 2003, Federated’s board of directors declared a dividend of $0.085 per share that is payable on August 15, 2003.

Stock repurchases and dividend payments are subject to restrictions under the Second Amended and Restated Credit Agreement, as amended. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through June 30, 2003, Federated, given current debt covenants, has the ability to make additional stock repurchases or dividend payments of more than $192 million.

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

In 2001, Federated acquired substantially all the business of Edgemont Asset Management Corporation, the former advisor of the Kaufmann Fund. In addition to the upfront purchase price paid at the date of the acquisition, the acquisition agreement provides for additional payments based upon the achievement of specified revenue growth through 2007. Pursuant to this agreement, no contingent payment is payable in 2003 based on the level of revenue earned during the twelve-month period ended in April 2003. Federated could pay an additional $132.3 million as contingent purchase price and $27.7 million as contingent incentive compensation between 2004 and 2007 with as much as $80.0 million in total contingent payments payable in the second quarter 2004 if revenue targets are met.

Management expects that the principal uses of cash will be to repurchase company stock, pay shareholder dividends, fund new business acquisitions, pay incentive and base compensation, advance sales commissions, fund marketing and promotion expenditures, fund property and equipment acquisitions and seed new products. Federated has experienced increases in the cost of insurance, including professional liability, fidelity bond coverage and healthcare. Management expects these increases, including the assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share sales program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Recent Accounting Pronouncements

SFAS 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in the practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The statement must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on Federated’s results of operations or financial position.

FIN 46 - In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

returns, if they occur. Under FIN 46, all fees earned by a VIE’s decision maker are required to be included in the expected residual returns calculation. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are currently effective upon issuance for all new VIEs and for interim and annual periods beginning after June 15, 2003 for all VIEs that existed at the date of its issuance.

Federated acts as the investment manager for three collateralized bond obligation (CBO) products pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment products all of which meet the definition of a VIE under FIN 46. Based on management’s assessment to date, it is possible that Federated’s role as investment advisor to the CBOs will result in the consolidation of the CBOs under FIN 46. Management believes that non-consolidation more accurately reflects Federated’s financial situation and has requested clarification from the Securities and Exchange Commission on how FIN 46 and the concept of decision maker should be applied to investment advisors. Management is actively pursuing this clarification in an effort to preserve transparent reporting of Federated’s results of operations. Federated is exploring options relating to its relationship with the CBOs in the event that FIN 46 requires consolidation of the CBOs.

The financial condition and results of operations of these CBOs are not included in Federated’s Consolidated Financial Statements as of and for the six-month period ended June 30, 2003, or for any prior period. As of June 30, 2003, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively. Aside from its investment interest in the CBOs, Federated has no other claim to the assets of the CBOs and has not guaranteed nor has any recourse related to any of the notes issued by the CBOs. As of June 30, 2003, the remaining $0.6 million carrying value of Federated’s investments in the CBOs represents Federated’s maximum exposure to loss over the remaining life of the CBOs. Pending the resolution of the implementation issues and concurrent with its efforts to explore alternatives, management is gathering the necessary financial information of the CBOs to be able to report consolidated results as of and for the quarter ending September 30, 2003, should it be required by FIN 46.

SFAS 148 - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent annual and interim disclosures about the method used to account for stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is currently deliberating whether to adopt the expense recognition provisions of recording the fair value of stock-based compensation under the guidance of SFAS 123 and intends to reach a final decision in 2003.

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

The level, if any, of impairment of customer-related intangible assets, such as advisory contract intangible assets, is highly dependent upon the level of managed assets acquired in connection with a business combination. Over 80% of the carrying value of Federated’s customer-related intangible assets as of June 30, 2003 relates to a single renewable investment advisory contract with one fund. A decline in the managed asset balance in this particular fund in excess of the estimated rate of change in the acquired assets could have a considerable impact on the underlying value of Federated’s customer-related intangible assets.

Accounting for income taxes.   Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002, Federated had capital loss carry-forwards of $2.8 million generated by losses recognized on the sale of certain performance seed investments. $2.6 million of this capital loss deferred tax asset will expire in 2006 and the remaining $0.2 million will expire in 2007. As of June 30, 2003, a $2.3 million valuation allowance had been recorded on a portion of this deferred tax asset due to management’s uncertainty of realizing the benefit of these capital loss carry-forwards. As of June 30, 2003, Federated had not recorded a valuation allowance on $6.6 million of deferred tax assets relating to Federated’s CBO other-than-temporary impairment losses. Federated considered the following facts in connection with its evaluation of the realizability of the deferred tax asset: (1) the impairment losses do not represent capital losses for tax purposes until the losses are realized, (2) the actual amount of capital loss associated with Federated’s investment in the CBOs will not be known until such time as Federated’s investments are either redeemed by the CBOs or sold by Federated, (3) the carry-forward period for capital losses is five years, and (4) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize the capital loss carry-forwards in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.6 million for these deferred tax assets.

Part I,  Item 3.    Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds it sponsors (performance seeds) in order to provide investable cash to the fund, allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At June 30, 2003, Federated was exposed to price risk with regard to its $0.4 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated did not hold any derivative investments to hedge its performance seeds at June 30, 2003.

At June 30, 2003, Federated’s investment in its mortgage-backed CBO product totaled $0.6 million. This investment is subject to interest rate risk due to it being recorded at fair value using a discount rate that may increase over time.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 47% of Federated’s revenue in the first half of 2003 was from managed assets in money market products. In June 2003, the Federal Reserve Bank reduced the Federal Funds Rate by an additional 0.25%. Further decreases in interest rates from the record low levels at June 30, 2003 could have an adverse effect on Federated’s revenue from money market funds. As a result of the most recent 0.25% reduction in interest rates, Federated and other service providers to the funds began waiving a portion of their fees in order to maintain positive yields, the impact of which is estimated to range between $0.01 to $0.02 in earnings per diluted share over a twelve month period. Management estimates that an additional decrease of 0.25% or more in interest rates on money market investments could cause an adverse effect on Federated’s revenue.

For further discussion of managed assets and factors that impact Federated’s revenue see the sections entitled “General” and “Asset Highlights” herein as well as the section entitled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

Part I,  Item 4.    Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Subsequent to the date of this evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II, Item 4.    Submission of Matters to a Vote of Security Holders

(Unaudited)

No additional matters have been submitted to a vote of security holders during the period covered by this report other than those already disclosed in the quarterly report on Form 10-Q for the quarter ended March 31, 2003.

Part II,  Item 6.    Exhibits and Reports on Form 8-K

(Unaudited)

(a)	The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed and furnished, respectively herewith and incorporated by reference herein:

Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter 2003 other than those disclosed in this section of the Form 10-Q filed for the quarter ended March 31, 2003. During the period from July 1, 2003 through August 12, 2003, Federated furnished the following reports on Form 8-K to the Securities and Exchange Commission under Item 12:

(1) Form 8-K dated July 22, 2003, reporting second quarter 2003 results.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERATED INVESTORS, INC.

(Registrant)

Date	August 14, 2003	By:	/s/ J. CHRISTOPHER DONAHUE

J. Christopher Donahue
President and Chief Executive Officer

Date	August 14, 2003	By:	/s/ THOMAS R. DONAHUE

Thomas R. Donahue
Chief Financial Officer