Form 10-Q
period 2003-09-30
FEDERATED INVESTORS INC /PA/
filed 2003-10-28
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 21, 2003, the Registrant had outstanding 9,000 shares of Class A Common Stock and 108,655,758 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Liquidity and Capital Resources,” “Contractual Obligations and Contingent Liabilities” and “Future Cash Needs,” under “Legal Proceedings” and elsewhere in this report, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For a discussion of such risk factors, see the section titled Risk Factors and Cautionary Statements in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002, and other reports on file with the Securities and Exchange Commission. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance or achievements, and neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Current Assets
Cash and cash equivalents	$172,375	$149,909
Marketable securities	1,840	1,023
Receivables, net of reserve of $284 and $275, respectively	28,607	31,185
Accrued revenue	6,993	6,033
Prepaid expenses	7,180	7,335
Current deferred tax asset, net	2,451	1,166
Other current assets	1,167	3,037

Total current assets	220,613	199,688

Long-Term Assets
Goodwill, net	164,984	164,944
Investment advisory contracts, net	55,184	58,995
Other intangible assets, net	8,537	11,227
Deferred sales commissions, net of accumulated amortization of $48,664 and $57,057, respectively	60,571	58,606
Property and equipment, net of accumulated depreciation of $36,995 and $33,958, respectively	32,240	33,722
Other long-term assets	2,804	2,825

Total long-term assets	324,320	330,319

Total assets	$544,933	$530,007

Current Liabilities
Cash overdraft	$2,488	$5,548
Accrued expenses	61,609	67,826
Accounts payable	29,650	27,436
Income taxes payable	1,529	708
Other current liabilities	2,992	6,402

Total current liabilities	98,268	107,920

Long-Term Liabilities
Long-term debt – recourse	806	1,385
Long-term debt – nonrecourse	59,622	57,858
Long-term deferred tax liability, net	18,418	15,065
Other long-term liabilities	5,644	6,482

Total long-term liabilities	84,490	80,790

Total liabilities	182,758	188,710

Minority interest	487	580

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	87,644	82,374
Additional paid-in capital from treasury stock transactions	3,809	3,610
Retained earnings	715,873	590,418
Treasury stock, at cost, 20,849,698 and 16,953,735 shares Class B common stock, respectively	(445,153)	(335,699)
Employee restricted stock plan	(889)	(196)
Accumulated other comprehensive income, net of tax	215	21

Total shareholders’ equity	361,688	340,717

Total liabilities, minority interest, and shareholders’ equity	$544,933	$530,007

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Investment advisory fees, net-affiliates	$114,054	$107,350	$327,923	$333,480
Investment advisory fees, net-other	4,192	3,265	12,054	9,474
Administrative service fees, net-affiliates	31,542	30,812	93,622	92,507
Administrative service fees, net-other	3,882	3,782	11,414	13,663
Other service fees, net-affiliates	21,324	20,909	62,742	65,843
Other service fees, net-other	6,049	5,896	17,671	18,591
Other, net	1,937	1,221	5,555	3,678

Total revenue	182,980	173,235	530,981	537,236

Operating Expenses
Compensation and related	47,718	40,473	136,521	136,438
Marketing and promotional	19,237	19,197	55,647	55,592
Professional service fees	7,903	4,946	21,513	16,216
Systems and communications	6,455	6,851	19,961	20,861
Office and occupancy	6,121	6,563	19,368	19,281
Travel and related	3,177	3,152	9,301	9,137
Amortization of deferred sales commissions	3,910	3,460	10,553	11,001
Amortization of intangible assets	2,647	2,651	7,899	8,655
Other	2,643	2,224	8,260	6,578

Total operating expenses	99,811	89,517	289,023	283,759

Operating income	83,169	83,718	241,958	253,477

Nonoperating Income (Expenses)
Interest and dividends	459	652	1,412	1,736
Loss on securities, net	0	(2,476)	0	(2,628)
Debt expense—recourse	(110)	(130)	(363)	(338)
Debt expense—nonrecourse	(1,062)	(1,104)	(3,183)	(3,221)
Other, net	0	(40)	(107)	(109)

Total nonoperating expenses, net	(713)	(3,098)	(2,241)	(4,560)

Income before minority interest and income taxes	82,456	80,620	239,717	248,917
Minority interest	2,547	2,973	7,643	8,274

Income before income taxes	79,909	77,647	232,074	240,643
Income tax provision	28,969	27,720	83,363	85,782

Net income	$50,940	$49,927	$148,711	$154,861

Earnings per share
Net income per share—Basic	$0.48	$0.45	$1.38	$1.37

Net income per share—Diluted	$0.46	$0.43	$1.32	$1.32

Cash dividends per share	$0.085	$0.057	$0.212	$0.160

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2003	2002
Operating Activities
Net income	$148,711	$154,861
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	10,553	11,001
Depreciation and other amortization	15,356	14,423
Minority interest	7,643	8,274
Net gain on disposal of assets	(3,553)	(2,585)
Provision for deferred income taxes	1,963	5,357
Tax benefit from exercise of stock options	3,469	82
Deferred sales commissions paid	(59,072)	(61,157)
Net payment for trading securities	0	(1,391)
Contingent deferred sales charges received	440	587
Proceeds from sale of certain B-share-related future revenues	49,133	51,340
Other changes in assets and liabilities:
Decrease in receivables, net	2,724	4,029
(Increase) decrease in other assets	(9)	696
Increase (decrease) in accounts payable and accrued expenses	2,874	(3,024)
Increase (decrease) in income taxes payable	821	(25,459)
Decrease in other liabilities	(5,559)	(5,017)

Net cash provided by operating activities	175,494	152,017

Investing Activities
Additions to property and equipment	(5,146)	(5,013)
Proceeds from disposal of property and equipment	0	18
Cash paid for business acquisitions	(1,239)	(33,442)
Purchases of securities available for sale	(823)	(113)
Proceeds from redemptions of securities available for sale	74	4,530

Net cash used by investing activities	(7,134)	(34,020)

Financing Activities
Distributions to minority interest	(7,736)	(8,182)
Dividends paid	(23,257)	(18,308)
Proceeds from shareholders for stock-based compensation and other	4,286	218
Purchase of treasury stock	(120,037)	(44,039)
Proceeds from new borrowings—nonrecourse	10,063	10,515
Payments on debt—nonrecourse	(8,299)	(8,317)
Payments on debt—recourse	(742)	(441)
Payments on acquired customer relationship obligation	(172)	(216)

Net cash used by financing activities	(145,894)	(68,770)

Net increase in cash and cash equivalents	22,466	49,227
Cash and cash equivalents, beginning of period	149,909	73,511

Cash and cash equivalents, end of period	$172,375	$122,738

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

(b) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and accounting) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for services for competitive reasons or to meet regulatory requirements. Investment advisory fees, administrative service fees and other service fees, primarily distribution and shareholder service fees, are recorded net of third-party payments. Total revenues for the three- and nine-month periods ended September 30, 2003 and 2002 included the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
Total contractual revenues	$254,087	$241,310	$735,687	$745,276
Less:
Third party payments—investment advisory fees	17,441	15,955	49,668	48,205
Third party payments—administrative service fees	1,038	1,089	3,131	3,219
Third party payments—other service fees	52,628	51,031	151,907	156,616

Total revenue as reported	$182,980	$173,235	$530,981	$537,236

(c) Employee Stock-Based Compensation

During the first three quarters of 2003, Federated awarded 6,750 employee stock options and 40,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan. The restricted stock was sold out of treasury. During the same time period, 479,037 employee stock options were exercised by utilizing shares out of treasury and 126,200 employee stock options were forfeited.

As allowed under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Federated applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based awards granted through September 30, 2003. Had compensation costs for employee stock options and restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three- and nine-month periods ended September 30. For purposes of pro forma results, the estimated fair values of the options and restricted stock are recognized as expense on a straight-line basis over the awards’ vesting periods.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income	$50,940	$49,927	$148,711	$154,861
Add back: Stock-based compensation expense included in reported net income, net of tax	57	47	151	91
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards*, net of tax	(1,204)	(1,110)	(3,729)	(4,665)

Pro forma net income	$49,793	$48,864	$145,133	$150,287

Earnings per share:
Basic earnings per share	$0.48	$0.45	$1.38	$1.37
Pro forma basic earnings per share	$0.47	$0.44	$1.34	$1.33
Diluted earnings per share	$0.46	$0.43	$1.32	$1.32
Pro forma diluted earnings per share	$0.45	$0.42	$1.29	$1.28

*“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

(d) Recent Accounting Pronouncements

SFAS 148—In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent annual and interim disclosures about the method used to account for stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is currently planning to adopt the expense recognition provisions of recording the fair value of stock-based compensation under the guidance of SFAS 123 during the fourth quarter 2003. Management plans to apply these provisions on a prospective basis to all awards granted, modified or settled on or after January 1, 2003.

SFAS 150—In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Federated adopted the provisions of this statement beginning July 1, 2003. The adoption did not have a material impact on Federated’s results of operations or financial position.

FIN 46—In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). FIN 46 establishes a new consolidation model for certain entities in which equity investors do not have the characteristics of a controlling financial interest or which require subordinated financial support in excess of the equity investment at risk. Under the FIN 46 consolidation model, these entities, referred to as Variable Interest Entities (VIEs), must be consolidated by the entity that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns. The consolidating entity is referred to as the primary beneficiary of the VIE. As prescribed by FIN 46, the calculation of expected losses and residual returns for a VIE must include on a present-value basis (1) the expected variability in net income or loss of the VIE, (2) expected fees to the VIE’s decision maker and (3) expected fees to guarantors of substantially all of the VIE’s assets or liabilities.

The provisions of this interpretation were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the interpretation was initially effective beginning on July 1, 2003 for calendar-year companies. On October 9, 2003, however, the FASB issued FASB Staff Position No. FIN 46-6 which deferred the

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

effective date of FIN 46 for VIEs that existed prior to February 1, 2003 until December 31, 2003 for calendar-year companies. The FASB continues to deliberate FIN 46, including the impact of kick-out rights to a decision maker. As of the date of this report, it is unclear what effect, if any, the modifications will have on Federated’s implementation of FIN 46.

Management continues to analyze the impact FIN 46 may have on Federated’s results of operations and financial position as it applies to all aspects of Federated’s business. Notwithstanding the uncertainty surrounding the FASB’s deliberations regarding modifications to FIN 46, management believes it is possible that the adoption of FIN 46 will result in Federated’s consolidation of collateralized bond obligation (CBO) structures for which it acts as investment advisor. The CBOs are investment vehicles created for the sole purpose of issuing collateralized debt instruments pursuant to an indenture. As a result of their corporate governance, the CBOs, which are organized under the laws of the Cayman Islands, meet the definition of a VIE under FIN 46. Despite the fact that Federated has no current or future claim to the CBOs’ assets or any obligation for the CBOs’ debt, Federated would be deemed the primary beneficiary of the CBOs if Federated’s management fees are ultimately required to be included in the calculation of expected losses and residual returns. Federated is exploring options relating to its relationship with the CBOs in the event that FIN 46, as modified, requires consolidation of the CBOs. Concurrent with these efforts, management is gathering the necessary financial information of the CBOs to be able to report consolidated results as of December 31, 2003.

Federated holds a minor investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of September 30, 2003, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

The financial condition and results of operations of these CBOs are not included in Federated’s Consolidated Financial Statements as of and for the nine-month period ended September 30, 2003, or for any prior period. Aggregate total assets and debt of the CBOs approximated $1.1 billion, respectively, at September 30, 2003. Although Federated’s maximum exposure to loss over the remaining life of the CBOs is $0.6 million, Federated will experience period-to-period income statement volatility if consolidation of the CBOs is required. Such volatility, which may be material to Federated’s operating results for any particular period, will result from CBO assets being carried at fair value with changes in fair value recorded on the income statement, whether realized or unrealized, while CBO debt balances do not reflect changes in market condition. The cumulative effect of loss adjustment that Federated would have recorded at September 30, 2003 if consolidation had been required approximated $105 million. In the event that Federated is required to consolidate the CBOs’ results of operations and financial condition as of December 31, 2003, Federated will disclose that it has no claim or interest to the assets or obligation to the CBO debt and that any losses recorded in excess of the remaining carrying value of Federated’s investment in the CBOs will be reversed when the CBOs mature, which is expected to occur over the next two to eight years.

(2) Intangible Assets

Federated’s identifiable intangible assets consisted of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003			December 31, 2002
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts	$72,653	$(17,469)	$55,184	$71,255	$(12,260)	$58,995
Noncompete agreements	15,400	(7,529)	7,871	15,400	(5,219)	10,181
Other	1,786	(1,120)	666	1,786	(740)	1,046

Total identifiable intangible assets	$89,839	$(26,118)	$63,721	$88,441	$(18,219)	$70,222

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2003 was $2.6 million and $7.9 million, respectively, and $2.7 million and $8.7 million, respectively, for the same periods of 2002. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)
2003	$10,518
2004	10,500
2005	10,285
2006	7,929
2007	6,968

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3) Long-Term Debt—Recourse

Federated’s total recourse debt balance of $1.8 million and $2.3 million at September 30, 2003 and December 31, 2002, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 4.55% with weighted-average interest rates of 3.79% and 3.92% at September 30, 2003 and December 31, 2002, respectively. The four capital leases outstanding at September 30, 2003 have expiration dates that range from the first quarter 2005 to the first quarter 2006.

In September 2003, a wholly owned subsidiary of Federated entered into a discretionary line of credit agreement with a bank under which it can borrow up to $50 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this 364-day agreement bear interest at a rate mutually agreed upon by the bank and the borrower at the time of the borrowing and are payable on demand. At September 30, 2003, the outstanding balance under this agreement was zero. Federated guarantees the payment of any obligation owed by the subsidiary in connection with this line of credit.

(4) B-Share Programs and Long-Term Debt—Nonrecourse

Federated sells its rights to future cash flow streams associated with B-share deferred sales commissions (distribution and servicing fees as well as contingent deferred sales charges (CDSCs)) to an independent third party. For accounting purposes, sales of distribution fees and CDSCs are accounted for as sales and the related gains are included in “Other service fees, net—affiliates” in the Consolidated Statements of Income. Sales of Federated’s rights to future servicing fees are accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, various tranches of nonrecourse debt have been recorded. Total nonrecourse debt at September 30, 2003, and December 31, 2002, was $59.6 million and $57.9 million, respectively. The tranches carry interest rates ranging from 4.75% to 8.60% with weighted-average interest rates of 6.36% and 7.36% at September 30, 2003 and December 31, 2002, respectively. The current B-share program expires in December 2003. Management is completing an agreement to arrange for a new B-share funding program with a three-year term to expire December 2006. The transaction is expected to close in the fourth quarter 2003.

(5) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.057, $0.070 and $0.085 per share or approximately $6.4 million, $7.6 million, and $9.2 million were paid in the first, second, and third quarters of 2003, respectively, to holders of common shares. (See Note (10) Subsequent Events for details regarding the dividend declared in October 2003.)

As of September 30, 2003, under Federated’s current share buyback programs, Federated can repurchase approximately 4.9 million additional shares subject to the cash payment limit imposed by Federated’s Second Amended and Restated Credit Agreement, as amended (Credit Facility).

Federated’s Credit Facility contains restrictions on payments of dividends and purchases of treasury stock. The Credit Facility limits cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of September 30, 2003, more than $201 million was available to repurchase stock or pay dividends under this restriction.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares,

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

treasury shares or shares purchased on the open market. As of September 30, 2003, a total of 63,239 shares had been purchased by employees in this plan.

(6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Numerator
Net income	$50,940	$49,927	$148,711	$154,861

Denominator
Basic weighted-average shares outstanding	106,900	112,161	107,954	112,649
Dilutive potential shares from stock-based compensation	4,420	5,016	4,368	5,041

Diluted weighted-average shares outstanding	111,320	117,177	112,322	117,690

Basic earnings per share	$0.48	$0.45	$1.38	$1.37

Diluted earnings per share	$0.46	$0.43	$1.32	$1.32

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarter ended September 30, 2003, options to purchase 2.4 million shares of common stock at a weighted-average exercise price of $31.98 per share were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of Federated Class B common stock. Under the treasury stock method, if the average market price of Federated common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of Federated common stock. As such, the dilutive effect of the 2.4 million shares of options would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(7) Comprehensive Income

Comprehensive income was $51.0 million and $148.9 million for the three- and nine-month periods ended September 30, 2003, respectively, and $49.9 million and $155.1 million for the same periods of 2002.

(8) Commitments and Contingencies

Pursuant to various acquisition agreements entered into by Federated in 2001 and 2002, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated acquired substantially all of the business of Edgemont Asset Management Corporation, the former adviser of the Kaufmann Fund. In addition to the upfront purchase price paid at the date of the acquisition, the acquisition agreement provides for additional payments based upon the achievement of specified revenue growth through 2007. Pursuant to this agreement and based on the level of revenue earned during the twelve-month period ended April 2003, no contingent payment is payable in 2003. Federated could pay an additional $132.3 million as contingent purchase price and $26.9 million as contingent incentive compensation between 2004 and 2007 with as much as $79.6 million in total contingent payments payable in the second quarter 2004 if certain revenue targets are met.

In 2001, Federated signed an agreement with Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc. (Rightime Acquisition) and in 2002, Federated signed an agreement with FirstMerit Advisors, Inc. and FirstMerit Corporation (FirstMerit Acquisition). As a result of these agreements, assets previously managed by Rightime Econometrics, Inc. and FirstMerit Advisors, Inc. were merged into various Federated funds. Pursuant to both agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management in any Federated fund shareholder account for which the seller is the named

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

broker/dealer of record. In the case of the Rightime Acquisition, the payments occur quarterly and could continue through first quarter 2007. Contingent payments relating to the FirstMerit Acquisition occur on a monthly basis through third quarter 2005. As of September 30, 2003, Federated had recorded a liability of $0.6 million representing the present value of expected future contingent purchase price payments relating to the assets under management originally acquired in connection with these acquisitions.

In September 2003, Federated received detailed requests for information on shareholder trading activities in Federated-sponsored mutual funds from the Securities and Exchange Commission, the New York State Attorney General and the National Association of Securities Dealers. Federated retained the law firm of Reed Smith LLP to conduct an internal investigation, which is ongoing. The internal investigation is examining, among other things, circumstances in which it appears that a few investors in Federated funds were granted exceptions to Federated’s internal procedures for limiting frequent transactions, and that some of these investors made additional investments in other Federated funds. The investigation has also identified instances in which it appears that orders for Federated variable net asset value funds were placed and accepted after the funds’ closing time at 4:00 p.m. Federated’s investigation into these matters continues and Federated is taking steps to ensure that its fund shareholder trading policies are adhered to. Reed Smith LLP is reporting its findings to a special committee appointed by Federated’s board. The special committee, consisting of three independent directors, the company’s chief executive officer and its chief legal officer, is reporting and making recommendations to the full board. Additionally, attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky LLP, independent counsel to the Federated mutual funds, are participating in the investigation and are reporting to the independent directors of the mutual funds on their progress.

Federated has committed to taking remedial actions when and as appropriate, including compensating the funds for any detrimental impact these transactions may have had on them. Based upon the progress of the investigation to date, Federated does not have sufficient information regarding these transactions to make a reasonable estimate of the amount, if any, by which the funds have been impacted. Accordingly, as of September 30, 2003, no reserve had been recorded for possible losses that may result.

In October 2003, Federated and Federated-sponsored mutual funds were named as defendants in a class action lawsuit related to Federated’s aforementioned internal investigation. This legal action is at a very early stage. The ultimate resolution of this legal action could be material to the Consolidated Financial Statements. However, based on the progress of Federated’s internal investigation to date, Federated does not have sufficient information to assess the validity of or possible damages associated with any such allegations. For a more complete discussion of this legal proceeding, see the section entitled “Legal Proceedings” of this report.

(9) Business Combinations

On September 26, 2003, assets of eight mutual funds previously advised by Riggs Investment Advisors, Inc., a subsidiary of Riggs National Corporation, totaling approximately $465 million were merged into eight Federated-sponsored mutual funds. This merger occurred in connection with an agreement between Federated, Riggs Investment Advisors, Inc., and Riggs Bank N.A. The upfront purchase price was capitalized as an investment advisory contract intangible asset. The agreement also requires Federated to pay certain contingent payments on a quarterly basis over the five-year period following the completion of the merger calculated as a percentage of assets under management. These payments will be expensed as incurred.

(10) Subsequent Events

On October 21, 2003, the board of directors declared a dividend of $0.085 per share to be paid on November 14, 2003, to shareholders of record as of November 7, 2003.

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

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment management companies in the United States with $194.1 billion in managed assets as of September 30, 2003. The majority of Federated’s revenue is derived from advising, administrating, and distributing Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from administrating and distributing mutual funds sponsored by third parties and from providing various other mutual fund-related services, including shareholder servicing, transfer agency, fund accounting, trade execution and clearing and retirement plan recordkeeping services (collectively, “Other Services”) for both Federated and third-party-sponsored investment products.

Investment advisory, administrative and certain Other Services fees, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and maintain assets. Rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain threshold levels. Generally, rates charged for services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Federated pays a significant portion of its distribution and shareholder service fees to financial intermediaries who sell Federated-sponsored products to the public on its behalf. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded as reductions to revenue earned by Federated on the Consolidated Statements of Income.

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

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2003	2002
By Asset Class
Money market	$142,294	$138,552	3%
Fixed-income	29,421	25,277	16%
Equity	22,354	17,097	31%

Total managed assets	$194,069	$180,926	7%

By Product Type
Mutual Funds:
Money market	$128,583	$126,292	2%
Fixed-income	24,088	21,310	13%
Equity	20,064	15,506	29%

Total mutual fund assets	$172,735	$163,108	6%

Separate Accounts:
Money market	$13,711	$12,260	12%
Fixed-income	5,333	3,967	34%
Equity	2,290	1,591	44%

Total separate account assets	$21,334	$17,818	20%

Total managed assets	$194,069	$180,926	7%

Average Managed Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2003	2002	Percent Change	2003	2002	Percent Change
By Asset Class
Money market	$147,587	$147,174	0%	$151,175	$144,074	5%
Fixed-income	29,271	24,333	20%	28,707	23,008	25%
Equity	21,860	18,515	18%	19,715	21,028	(6%)

Total average managed assets	$198,718	$190,022	5%	$199,597	$188,110	6%

By Product Type
Mutual Funds:
Money market	$133,228	$134,747	(1%)	$135,227	$135,367	0%
Fixed-income	24,049	20,461	18%	23,777	19,196	24%
Equity	19,658	16,838	17%	17,710	19,210	(8%)

Total average mutual fund assets	$176,935	$172,046	3%	$176,714	$173,773	2%

Separate Accounts:
Money market	$14,359	$12,427	16%	$15,948	$8,707	83%
Fixed-income	5,222	3,872	35%	4,930	3,812	29%
Equity	2,202	1,677	31%	2,005	1,818	10%

Total average separate account assets	$21,783	$17,976	21%	$22,883	$14,337	60%

Total average managed assets	$198,718	$190,022	5%	$199,597	$188,110	6%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Period-End and Average Administered Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2003	2002	Percent Change	2003	2002	Percent Change
Period-end assets	$43,274	$31,485	37%	$43,274	$31,485	37%
Average assets	$40,527	$32,319	25%	$38,100	$38,412	(1%)

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Equity Funds
Beginning assets	$18,663	$19,034	$16,240	$20,760

Sales	1,628	1,380	4,576	4,470
Redemptions	(1,267)	(1,604)	(3,932)	(4,299)

Net sales (redemptions)	361	(224)	644	171
Net exchanges	191	(177)	232	(207)
Acquisition related	47	41	47	41
Other*	802	(3,168)	2,901	(5,259)

Ending assets	$20,064	$15,506	$20,064	$15,506

Fixed-Income Funds
Beginning assets	$24,709	$19,472	$22,169	$17,378

Sales	3,296	4,325	11,592	10,629
Redemptions	(3,872)	(2,788)	(10,202)	(7,310)

Net (redemptions) sales	(576)	1,537	1,390	3,319
Net exchanges	(79)	68	(351)	202
Acquisition related	118	—	118	—
Other*	(84)	233	762	411

Ending assets	$24,088	$21,310	$24,088	$21,310

*	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period over period have a direct impact on Federated’s total revenue due to the difference in the fees per invested dollar earned on each asset type. Equity products generally have a higher management fee rate than fixed-income or money market products. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the nine months ended September 30:

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2003	2002	2003	2002
Money market assets	76%	77%	46%	47%
Equity assets	10%	11%	28%	30%
Fixed-income assets	14%	12%	20%	17%
Other activities	—	—	6%	6%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The September 30, 2003 period-end managed assets increased 7% over period-end managed assets at September 30, 2002. Leading the growth in total assets were equity assets with a growth rate of 31% over September 30, 2002. Equity assets benefited from improved market conditions and strong net sales during the quarter. Strong fixed-income asset sales in the fourth quarter of 2002 and the first half of 2003 also contributed to overall growth in assets since September 2002. Average managed assets for the three- and nine-month periods ended September 30, 2003, grew 5% and 6%, respectively, over average managed assets for the same periods in 2002 due in large part to significant growth in fixed-income assets during the first half of 2003. In addition, average equity assets grew 18% in the third quarter 2003 as compared to third quarter 2002 primarily as a result of market appreciation and to a lesser extent, positive net sales in equity fund assets during 2003.

Results of Operations

Net Income. Federated reported net income of $50.9 million and $148.7 million for the three- and nine-month periods ended September 30, 2003, respectively, as compared to net income of $49.9 million and $154.9 million for the same periods last year. The increase for the three-month period reflects increased revenue from managed assets partially offset by a net increase in operating and nonoperating expenses. The year-to-date decrease in net income reflects the combined effect of reduced revenue from managed assets and higher operating expenses for the nine-month period ended September 30, 2003 as compared to the same period of the prior year. Diluted earnings per share for the three-month period ended September 30, 2003 increased 7% as compared to diluted earnings per share for the same period of 2002. The increase is primarily the result of reduced weighted-average diluted shares outstanding due to stock repurchases occurring late in 2002 and the first nine months of 2003.

Revenue. Revenue for the three- and nine-month periods ended September 30, are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2003	2002	Change	Percent Change	2003	2002	Change	Percent Change
Revenue from managed assets	$172.4	$163.1	$9.3	6%	$499.8	$503.8	$(4.0)	(1%)
Revenue from sources other than managed assets	10.6	10.1	0.5	5%	31.2	33.4	(2.2)	(7%)

Total Revenue	$183.0	$173.2	$9.8	6%	$531.0	$537.2	$(6.2)	(1%)

Revenue for the three-month period ended September 30, 2003 increased $9.8 million as compared to the same period of 2002. This increase is primarily attributable to a 6% increase in revenue from managed assets, which includes investment advisory, administrative and other service fees and commission income earned in connection with investment portfolios managed by Federated. Revenue from managed assets grew as a result of higher equity and fixed-income assets.

Revenue for the nine-month period ended September 30, 2003 decreased $6.2 million as compared to the same period of 2002. Revenue from managed assets decreased largely as a result of equity market depreciation in late 2002 and the first quarter 2003 and the resulting decline in average equity assets under management since the third quarter 2002. Lower blended fee realization rates from money market products due to increased demand for lower-fee products also contributed to the decrease in revenue from managed assets. This decrease was partially offset by the effect of Federated’s growth in fixed-income and money market average assets. Revenue from sources other than managed assets, which represented 6% of Federated’s revenue in the first nine months of 2003, decreased during the nine months ended September 30, 2003 as compared to the same period of 2002 primarily as a result of certain bank customers internalizing administrative services previously provided by Federated, partially offset by the addition of new administrative services contracts.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30, are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2003	2002	Change	Percent Change	2003	2002	Change	Percent Change
Compensation and related	$47.7	$40.5	$7.2	18%	$136.5	$136.4	$0.1	0%
Marketing and promotional	19.2	19.2	0.0	0%	55.6	55.6	0.0	0%
Amortization of deferred sales commissions	3.9	3.5	0.4	11%	10.6	11.0	(0.4)	(4%)
Amortization of intangible assets	2.7	2.7	0.0	0%	7.9	8.7	(0.8)	(9%)
All other	26.3	23.6	2.7	11%	78.4	72.1	6.3	9%

Total Operating Expenses	$99.8	$89.5	$10.3	12%	$289.0	$283.8	$5.2	2%

Total operating expenses for the three- and nine-month periods ended September 30, 2003 increased $10.3 million and $5.2 million, respectively, as compared to the same periods last year. Compensation and related expense for the third quarter 2003 increased 18% over the same period last year. This increase primarily reflects increased variable-based compensation due to higher sales and assets, including a higher accrual for the contingent incentive compensation relating to the Kaufmann acquisition, payable in the second quarter of 2004, if certain revenue targets are met (see discussion under the section entitled “Contractual Obligations and Contingent Liabilities”). The increase in compensation and related expense is partially offset by the outsourcing of substantially all of the day-to-day operations of Federated’s legal department in the fourth quarter 2002. All other expenses increased for the three- and nine-month periods ended September 30, 2003 over the same periods last year primarily as a result of increased professional service fees due to legal expenses incurred in the third quarter 2003 related to various regulatory inquiries regarding mutual fund shareholder trading practices (see discussion under section entitled “Contractual Obligations and Contingent Liabilities” and the outsourcing of substantially all of the day-to-day operations of Federated’s legal department in the fourth quarter 2002.

Nonoperating Income (Expenses). Net nonoperating expenses for the three and nine months ended September 30, 2003 decreased $2.4 million and $2.3 million, respectively, as compared to the same periods last year. The decreases are attributable to losses incurred in 2002 on the impairment and sale of certain marketable securities including a $1.8 million non-cash charge to write-down the carrying value of Federated’s mortgage-backed collateralized bond obligation (CBO) investment to fair value or $0.7 million as of September 30, 2002. The fair value of this investment decreased in 2002 as a result of significant declines in the value of the underlying securities held by the CBO and is valued at $0.6 million at September 30, 2003.

Income Taxes. The income tax provision for the three- and nine-month periods ended September 30, 2003 was $29.0 million and $83.4 million, respectively, as compared to $27.7 million and $85.8 million for the same periods in 2002. The effective tax rate was 36.3% and 35.7% for the third quarter 2003 and 2002, respectively, and 35.9% and 35.6% for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

At September 30, 2003, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $202.8 million as compared to $182.1 million at December 31, 2002.

Operating Activities. Cash provided by operating activities totaled $175.5 million for the nine-month period ended September 30, 2003, as compared to $152.0 million for the same period in 2002. The increase is primarily attributable to the effects of certain cash payments made in the first nine months of 2002 including taxes paid on the sale of Federated’s retained interest in the residual cash flows associated with Class B shares of Federated-sponsored mutual funds.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Investing Activities. During the first nine months of 2003, Federated paid $5.1 million to acquire office-related equipment and software.

Financing Activities. During the first nine months of 2003, Federated used $145.9 million for financing activities. Of this amount, Federated used $120.0 million to repurchase 4.7 million shares of Class B common stock in the open market under the stock repurchase program. On April 23, 2003, Federated’s board of directors approved an extension of Federated’s share repurchase program authorizing management to purchase up to five million shares of Federated Class B common stock in addition to the 1.4 million shares that were eligible for purchase as of March 31, 2003. As of September 30, 2003, Federated can repurchase an additional 4.9 million shares through its authorized programs.

Federated paid dividends in the first, second, and third quarters of 2003 equal to $6.4 million, $7.6 million, and $9.2 million, respectively, or $0.057, $0.07, and $0.085 per share, respectively. On October 21, 2003, Federated’s board of directors declared a dividend of $0.085 per share that is payable on November 14, 2003.

Stock repurchases and dividend payments are subject to restrictions under the Second Amended and Restated Credit Agreement, as amended. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date less certain payments for dividends and stock repurchases. After considering earnings through September 30, 2003, Federated, given current debt covenants, has the ability to make additional stock repurchases or dividend payments of more than $201 million.

Contractual Obligations and Contingent Liabilities

Contract Related. Federated is a party to various service contracts pursuant to which it receives certain support services and is a party to various acquisition agreements, the terms of which may require Federated to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. See Note (9) Business Combinations and Federated’s Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of these contractual obligations and contingent liabilities.

In 2001, Federated acquired substantially all the business of Edgemont Asset Management Corporation, the former advisor of the Kaufmann Fund. In addition to the upfront purchase price paid at the date of the acquisition, the acquisition agreement provides for additional payments based upon the achievement of specified revenue growth through 2007. Pursuant to this agreement, no contingent payment is payable in 2003 based on the level of revenue earned during the twelve-month period ended in April 2003. Federated could pay an additional $132.3 million as contingent purchase price and $26.9 million as contingent incentive compensation between 2004 and 2007 with as much as $79.6 million in total contingent payments payable in the second quarter 2004 if certain revenue targets are met.

Investigation Related. In September 2003, Federated received detailed requests for information on shareholder trading activities in Federated-sponsored mutual funds from the Securities and Exchange Commission, the New York State Attorney General and the National Association of Securities Dealers. Federated retained the law firm of Reed Smith LLP to conduct an internal investigation, which is ongoing. The internal investigation is examining, among other things, circumstances in which it appears that a few investors in Federated funds were granted exceptions to Federated’s internal procedures for limiting frequent transactions, and that some of these investors made additional investments in other Federated funds. The investigation has also identified instances in which it appears that orders for Federated variable net asset value funds were placed and accepted after the funds’ closing time at 4:00 p.m. Federated’s investigation into these matters continues and Federated is taking steps to ensure that its fund shareholder trading policies are adhered to. Reed Smith LLP is reporting its findings to a special committee appointed by Federated’s board. The special committee, consisting of three independent directors, the company’s chief executive officer and its chief legal officer, is reporting and making recommendations to the full board. Additionally, attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky LLP, independent counsel to the Federated mutual funds, are participating in the investigation and are reporting to the independent directors of the mutual funds on their progress.

Federated has committed to taking remedial actions when and as appropriate, including compensating the funds for any detrimental impact these transactions may have had on them. Based upon the progress of the investigation to date, Federated does not have sufficient information regarding these transactions to make a reasonable estimate of the amount, if any, by which the funds have been impacted. Accordingly, as of September 30, 2003, no reserve had been

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

recorded for possible losses that may result. Costs incurred in connection with the ongoing investigation totaled $1.1 million for the third quarter 2003. Additional costs will be incurred in the future as the investigation continues. In addition, future revenue may be impacted by increased redemptions and/or reduced sales of Federated managed asset products caused by the investigation. It is not presently possible to estimate the ultimate amount of all costs that might be incurred or the extent of any impact on revenue.

In October 2003, Federated and Federated-sponsored mutual funds were named as defendants in a class action lawsuit related to Federated’s aforementioned internal investigation. This legal action is at a very early stage. The ultimate resolution of this legal action could be material to the Consolidated Financial Statements. However, based on the progress of Federated’s internal investigation to date, Federated does not have sufficient information to assess the validity of or possible damages associated with any such allegations. For a more complete discussion of this legal proceeding, see the section entitled “Legal Proceedings” of this report.

Future Cash Needs

In addition to the acquisition-related contingent liabilities and costs associated with the aforementioned investigation, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, funding marketing and promotion expenditures, repurchasing company stock as appropriate, paying shareholder dividends, funding new business acquisitions, funding property and equipment acquisitions and seeding new products. As a result of the aforementioned investigation, the Company has suspended the stock repurchase program. Federated has experienced increases in the cost of insurance, including professional liability, fidelity bond coverage and healthcare. Management expects these increases, including the assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share sales program and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs. The current

B-share program expires in December 2003. Management is completing an agreement to arrange for a new B-share funding program with a three-year term to expire December 2006. The transaction is expected to close in the fourth quarter 2003.

In September 2003, a wholly owned subsidiary of Federated entered into a discretionary line of credit agreement with a bank under which it can borrow up to $50 million for the payment of obligations associated with daily net settlements of mutual funds processed through the National Securities Clearing Corporation. Borrowings under this 364-day agreement bear interest at a rate mutually agreed upon by the bank and the borrower at the time of the borrowing and are payable on demand. At September 30, 2003, the outstanding balance under this agreement was zero. Federated guarantees the payment of any obligation owed by the subsidiary in connection with this line of credit.

Recent Accounting Pronouncements

SFAS 148—In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent annual and interim disclosures about the method used to account for stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is currently planning to adopt the expense recognition provisions of recording the fair value of stock-based compensation under the guidance of SFAS 123 during the fourth quarter 2003. Management plans to apply these provisions on a prospective basis to all awards granted, modified or settled on or after January 1, 2003.

SFAS 150—In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Federated adopted the provisions of this statement beginning July 1, 2003. The adoption did not have a material impact on Federated’s results of operations or financial position.

FIN 46—In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). FIN 46 establishes a new consolidation model for certain entities in which equity investors do not have the characteristics of a controlling financial interest or which require subordinated financial support in excess of the equity investment at risk. Under the FIN 46 consolidation model, these entities, referred to as Variable Interest Entities (VIEs), must be consolidated by the entity that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns. The consolidating entity is referred to as the primary beneficiary of the VIE. As prescribed by FIN 46, the calculation of expected losses and residual returns for a VIE must include on a present-value basis (1) the expected variability in net income or loss of the VIE, (2) expected fees to the VIE’s decision maker and (3) expected fees to guarantors of substantially all of the VIE’s assets or liabilities.

The provisions of this interpretation were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the interpretation was initially effective beginning on July 1, 2003 for calendar-year companies. On October 9, 2003, however, the FASB issued FASB Staff Position No. FIN 46-6 which deferred the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

effective date of FIN 46 for VIEs that existed prior to February 1, 2003 until December 31, 2003 for calendar-year companies. The FASB continues to deliberate FIN 46, including the impact of kick-out rights to a decision maker. As of the date of this report, it is unclear what effect, if any, the modifications will have on Federated’s implementation of FIN 46.

Management continues to analyze the impact FIN 46 may have on Federated’s results of operations and financial position as it applies to all aspects of Federated’s business. Notwithstanding the uncertainty surrounding the FASB’s deliberations regarding modifications to FIN 46, management believes it is possible that the adoption of FIN 46 will result in Federated’s consolidation of collateralized bond obligation (CBO) structures for which it acts as investment advisor. The CBOs are investment vehicles created for the sole purpose of issuing collateralized debt instruments pursuant to an indenture. As a result of their corporate governance, the CBOs, which are organized under the laws of the Cayman Islands, meet the definition of a VIE under FIN 46. Despite the fact that Federated has no current or future claim to the CBOs’ assets or any obligation for the CBOs’ debt, Federated would be deemed the primary beneficiary of the CBOs if Federated’s management fees are ultimately required to be included in the calculation of expected losses and residual returns. Management believes non-consolidation more accurately reflects Federated’s financial situation. Federated is exploring options relating to its relationship with the CBOs in the event that FIN 46, as modified, requires consolidation of the CBOs. Concurrent with these efforts, management is gathering the necessary financial information of the CBOs to be able to report consolidated results as of December 31, 2003.

Federated holds a minor investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of September 30, 2003, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

The financial condition and results of operations of these CBOs are not included in Federated’s Consolidated Financial Statements as of and for the nine-month period ended September 30, 2003, or for any prior period. Aggregate total assets and debt of the CBOs approximated $1.1 billion, respectively, at September 30, 2003. Although Federated’s maximum exposure to loss over the remaining life of the CBOs is $0.6 million, Federated will experience period-to-period income statement volatility if consolidation of the CBOs is required. Such volatility, which may be material to Federated’s operating results for any particular period, will result from CBO assets being carried at fair value with changes in fair value recorded on the income statement, whether realized or unrealized, while CBO debt balances do not reflect changes in market condition. The cumulative effect of loss adjustment that Federated would have recorded at September 30, 2003 if consolidation had been required approximated $105 million. In the event that Federated is required to consolidate the CBOs’ results of operations and financial condition as of December 31, 2003, Federated will disclose that it has no claim or interest to the assets or obligation to the CBO debt and that any losses recorded in excess of the remaining carrying value of Federated’s investment in the CBOs will be reversed when the CBOs mature, which is expected to occur over the next two to eight years.

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

The level, if any, of impairment of customer-related intangible assets, such as advisory contract intangible assets, is highly dependent upon the level of managed assets acquired in connection with a business combination. Over 80% of the carrying value of Federated’s customer-related intangible assets as of September 30, 2003 relates to a single renewable investment advisory contract with one fund. A decline in the managed asset balance in this particular fund in excess of the estimated rate of change in the acquired assets could have a considerable impact on the underlying value of Federated’s customer-related intangible assets.

Accounting for income taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002, Federated had capital loss carry-forwards of $2.8 million generated by losses recognized on the sale of certain performance seed investments. $2.6 million of this capital loss deferred tax asset will expire in 2006 and the remaining $0.2 million will expire in 2007. As of September 30, 2003, a $2.3 million valuation allowance had been recorded on a portion of this deferred tax asset due to management’s uncertainty of realizing the benefit of these capital loss carry-forwards. As of September 30, 2003, Federated had not recorded a valuation allowance on $6.6 million of deferred tax assets relating to Federated’s CBO other-than-temporary impairment losses. Federated considered the following facts in connection with its evaluation of the realizability of the deferred tax asset: (1) the impairment losses do not represent capital losses for tax purposes until the losses are realized, (2) the actual amount of capital loss associated with Federated’s investment in the CBOs will not be known until such time as Federated’s investments are either redeemed by the CBOs or sold by Federated, (3) the carry-forward period for capital losses is five years, and (4) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize the capital loss carry-forwards in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.6 million for these deferred tax assets.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk—Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds it sponsors (performance seeds) in order to provide investable cash to the fund, allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At September 30, 2003, Federated was exposed to price risk with regard to its $1.2 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated did not hold any derivative investments to hedge its performance seeds at September 30, 2003.

At September 30, 2003, Federated’s investment in its mortgage-backed CBO product totaled $0.6 million. This investment is subject to interest rate risk due to it being recorded at fair value using a discount rate that may increase over time.

Market Risk—Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 46% of Federated’s revenue in the first nine months of 2003 was from managed assets in money market products. In June 2003, the Federal Reserve Bank reduced the Federal Funds Rate by an additional 0.25%. Further decreases in interest rates from the record low levels at September 30, 2003 could have an adverse effect on Federated’s revenue from money market funds. As a result of the last 0.25% reduction in interest rates in June 2003, Federated and other service providers to the funds began waiving a portion of their fees in order to maintain positive yields, the impact of which is estimated to range between $0.01 to $0.02 in earnings per diluted share over a twelve-month period. Management estimates that an additional decrease of 0.25% or more in interest rates on money market investments could cause an adverse effect on Federated’s revenue.

For further discussion of managed assets and factors that impact Federated’s revenue see the sections entitled “General,” “Asset Highlights” and “Contractual Obligations and Contingent Liabilities—Investigation Related” herein as well as the sections entitled “Regulatory Matters” and “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

See discussion in the third paragraph of Note (8) Commitments and Contingencies of the Consolidated Financial Statements and under “Contractual Obligations and Contingent Liabilities—Investigation Related” under “Management’s Discussion and Analysis.”

In October 2003, Federated and the Federated-sponsored mutual funds were named as defendants in a class action lawsuit filed in the United States District Court for the Western District of Pennsylvania seeking unspecified damages. The lawsuit was filed on behalf of people who purchased, owned and redeemed shares of Federated-sponsored mutual funds during the period from November 1, 1998 through September 3, 2003. The suit alleges that Federated engaged in illegal and improper trading practices including market timing and late trading in concert with certain institutional traders, which allegedly caused financial injury to the mutual fund shareholders. Federated is reviewing the allegations and will respond as appropriate.

Additional lawsuits containing similar allegations to those described above may be filed in the future.

Part II, Item 6. Exhibits and Reports on Form 8-K

(Unaudited)

(a)	The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed and furnished, respectively herewith and incorporated by reference herein:

Exhibit 10.1 Material contracts—Edgewood Services, Inc. Discretionary Line of Credit Demand Note, dated as of September 30, 2003 (filed herewith)

Exhibit 10.2 Material contracts—Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (filed herewith)

Exhibit 31—Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32—Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter 2003 other than those disclosed in this section of the Form 10-Q filed for the quarter ended June 30, 2003. During the period from October 1, 2003 through October 27, 2003, Federated furnished the following reports on Form 8-K to the Securities and Exchange Commission under Item 12:

(1) Form 8-K dated October 22, 2003, reporting third quarter 2003 results and issuing a statement regarding the recent inquiries from regulatory authorities into mutual fund shareholder trading practices.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERATED INVESTORS, INC.

(Registrant)

Date	October 27, 2003	By:	/S/ J. CHRISTOPHER DONAHUE

J. Christopher Donahue
President and
Chief Executive Officer

Date	October 27, 2003	By:	/S/ THOMAS R. DONAHUE

Thomas R. Donahue
Chief Financial Officer