Form 10-K
period 2003-12-31
FEDERATED INVESTORS INC /PA/
filed 2004-03-12
CIK 1056288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $2.2 billion, based on the last reported sales price of $27.42 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on March 5, 2004, was 9,000 and 108,650,957, respectively.

Documents incorporated by reference:

Selected portions of the 2003 Annual Report to Shareholders – Part I, Part II and Part IV of this Report.

Selected portions of the 2004 Information Statement – Part III of this Report.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, “Federated”), is a leading provider of investment management products and related financial services. Federated has been in the asset management business since 1955 and is one of the largest mutual fund managers in the United States with $197.9 billion in assets under management at December 31, 2003.

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

Federated provided investment advisory services to 136 Federated-sponsored funds as of December 31, 2003. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Federated’s U.S.-domiciled funds (with the exception of a collective investment trust) are registered under the Investment Company Act of 1940 (“Investment Company Act”) and under applicable federal and state laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund directors or trustees, including a majority of the directors who are not “interested persons” of the funds or Federated as defined under the Investment Company Act. In general, amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice.

Of the 136 mutual funds sponsored by Federated (the “Federated Funds”), Federated’s investment advisory subsidiaries managed 52 money market funds (and cash equivalents) totaling $128.9 billion in assets, 48 fixed-income funds with $24.0 billion in assets and 36 equity funds with $22.8 billion in assets. Appendix “A” hereto lists all of these funds, including asset levels and dates of inception.

As of December 31, 2003, Federated provided investment advisory services to $22.2 billion in separately managed account assets. These separate accounts (together with the Federated Funds, “Managed Assets”) represented assets from government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds sponsored by third parties, and other investors. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

Certain funds sponsored by Federated have adopted distribution plans that, subject to applicable law, provide for payment to Federated for marketing expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval annually.

Federated also provides a broad range of services to support the operation, administration and distribution of Federated-sponsored funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services, transfer agency services, shareholder servicing, accounting and general support. Effective January 1, 2004, Federated is no longer responsible for providing accounting services to the Federated-sponsored funds. Rather the funds began contracting directly with an independent third-party provider of portfolio accounting services. As a result, beginning in 2004, Federated no longer recognizes revenue or third-party expenses in the Consolidated Statements of Income for portfolio accounting services provided to the Federated-sponsored funds. In addition, on February 3, 2004, Federated announced its intent to outsource its transfer agency function to an independent third-party provider of these services by June 30, 2004. Negotiations are in the preliminary stages and, as such, management cannot reasonably estimate the total impact this transaction will have on Federated’s results of operations or financial condition.

Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Class

	As of December 31,			Growth Rate
(dollars in millions)	2003	2002	2001	3 Yr. CAGR[1]	2003
Money Market	$142,773	$150,745	$136,034	13%	(5)%
Fixed-Income	29,517	26,541	21,055	18%	11%
Equity	25,627	18,067	22,598	5%	42%

Total Managed Assets	$197,917	$195,353	$179,687	12%	1%

1	Compound Annual Growth Rate

Average Managed Assets for the past three years were as follows:

Average Managed Assets by Asset Class

	Year ended December 31,			Growth Rate
(dollars in millions)	2003	2002	2001	3 Yr. CAGR[1]	2003
Money Market	$149,703	$145,288	$118,622	20%	3%
Fixed-Income	28,931	23,673	19,466	18%	22%
Equity	20,849	20,281	22,505	(4)%	3%

Total Average Managed Assets	$199,483	$189,242	$160,593	16%	5%

1	Compound Annual Growth Rate

Federated also derives revenue from providing mutual fund administrative services and various other fund-related services to institutions seeking to outsource all or part of their mutual fund service and distribution functions. Through various subsidiaries, Federated provides its experience and expertise in these areas to expand its relationships with key financial intermediaries, primarily banks, who sponsor proprietary mutual funds. Federated receives fees from these bank-sponsored funds for providing fund services. Federated provided these services for $43.4 billion of assets in funds sponsored by third parties (“Administered Assets”) as of December 31, 2003.

The following chart shows period-end and average Administered Assets for the past three years:

Administered Assets

	As of and for the year ended December 31,			Growth Rate
(dollars in millions)	2003	2002	2001	3 Yr. CAGR[1]	2003
Period-End Administered Assets	$43,428	$34,827	$44,684	3%	25%
Average Administered Assets	39,513	38,032	41,982	(2)%	4%

1 Compound Annual Growth Rate

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

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the funds and other entities over the last three years were as follows (certain amounts previously reported have been reclassified to conform with the current year’s presentation):

Revenue

	Year ended December 31,			Growth Rate
(dollars in thousands)	2003	2002	2001	3 Yr. CAGR[1]	2003
Investment advisory fees, net	$528,370	$516,409	$482,212	7%	2%
Administrative service fees, net	144,873	145,406	134,606	9%	(0)%
Other service fees, net[2]	142,322	141,806	192,640	(10)%	0%
Other	7,683	5,132	5,239	(3)%	50%

Total revenue	$823,248	$808,753	$814,697	3%	2%

1	Compound Annual Growth Rate
2	Other service fees, net for 2001 and 2000 included certain B-share-related distribution fee income that was not recorded in revenue in 2002 and 2003. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2003 Annual Report for further details.

Investment Products

Federated offers a wide range of products, including money market, equity and fixed-income investments. Federated’s mix includes products that the Company expects to be in demand under a variety of economic and market conditions.

Federated is one of the largest U.S. managers of money market assets, with $142.8 billion in such assets under management at December 31, 2003. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for almost 30 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: prime corporate ($61.7 billion); government ($58.1 billion); and tax free ($23.0 billion).

In recent years, Federated has emphasized growth of its equity business as an important component of its growth strategy and has broadened its range of equity investment products. Equity assets are managed across a wide range of styles including mid-large cap value ($6.9 billion); small-mid cap growth ($6.7 billion); equity income ($2.7 billion); core equity ($3.1 billion); international ($1.5 billion); and mid-large cap growth ($1.4 billion). Federated also manages assets in equity index funds ($2.4 billion) and balanced and asset allocation funds ($0.9 billion). These asset allocation funds include fixed-income assets.

Federated’s fixed-income assets are managed in a wide range of sectors including multi-sector ($6.7 billion); mortgage-backed ($4.6 billion); high-yield ($5.4 billion); municipal ($3.8 billion); U.S. corporate ($3.4 billion); U.S. government ($3.9 billion); and international ($1.7 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements.

Each investment product is managed by a team of portfolio managers and analysts. Federated’s proprietary, independent investment research process is centered on the integration of several fundamentals: quantitative research models, fundamental research and credit analysis, style-consistent and disciplined portfolio construction and management, portfolio attribution and trading. Federated’s disciplined and integrated investment process meets the needs of a broad array of global clients.

Distribution Channels

Federated’s distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers, investment advisers and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed relationships with 5,900 intermediaries and sells its products directly to another 500 corporations and government entities. Federated uses its trained sales force of approximately 190 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are distributed in four principal markets: the trust market, the broker/dealer market, the institutional market and the international market. The following chart shows Federated Managed Assets by market for the dates indicated:

Managed Assets by Market

	As of December 31,			Growth Rate
(dollars in millions)	2003	2002	2001	3 Yr. CAGR[1]	2003
Trust	$96,131	$102,186	$96,568	10%	(6)%
Broker/Dealer	47,792	44,060	46,592	3%	8%
Institutional	30,561	27,730	27,531	20%	10%
International	2,452	1,795	1,367	22%	37%
Other	20,981	19,582	7,629	61%	7%

Total Managed Assets	$197,917	$195,353	$179,687	12%	1%

1	Compound Annual Growth Rate

Trust Market. Federated pioneered the concept of providing cash management to bank trust departments through money market mutual funds almost 30 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust™, to meet the evolving needs of bank trust departments. Federated’s bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a support staff to offer its products and services in the trust market. In addition to bank trust departments, Federated provides products and services to bank capital markets (institutional brokerages within banks) and to certain other institutions.

Money market funds contain the majority of Federated’s Managed Assets in the trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income mutual funds and separately managed accounts structured for use in the trust market. As of December 31, 2003, Managed Assets in the trust market included $83.7 billion in money market assets, $7.9 billion in fixed-income assets and $4.5 billion in equity assets.

Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,200 national, regional, independent and bank broker/dealers. Federated maintains a sales staff dedicated to this market which includes a separate group focused on the bank broker/dealers. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2003, Managed Assets in the broker/dealer market included $26.4 billion in money market assets, $9.6 billion in fixed-income assets and $11.8 billion in equity assets.

Institutional Market. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisers, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2003, Managed Assets in the institutional market included $17.5 billion in money market assets, $7.5 billion in fixed-income assets and $5.6 billion in equity assets.

International Market. Federated continues to broaden distribution to areas outside of the U.S. Federated partnered with LVM-Versicherungen (“LVM”), a large German insurance company, to create a joint-venture company named Federated Asset Management GmbH (“Federated GmbH”), to pursue institutional separate accounts in German-speaking Europe. In addition, Federated sponsors six retail funds (“Federated Unit Trust”) for which Federated GmbH acts as a distributor in German-speaking countries in Europe. LVM also distributes a separate share class of these retail funds through its network of insurance agents throughout Germany. As of December 31, 2003, Managed Assets in the international market included $2.0 billion in fixed-income assets and $0.5 billion in equity assets.

Other Markets. Other markets at December 31, 2003, included assets under management from the following sources: TexPool, a local government investment pool in the state of Texas ($12.1 billion); certain affinity groups and direct sales efforts including the retail assets associated with the Federated Kaufmann Fund ($7.9 billion); and collateralized bond obligation (CBO) products for which Federated acts as the investment adviser ($1.0 billion). The CBOs package Federated’s investment management expertise into an alternative product structure and offer another source of investment advisory fee revenue.

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2003, there were over 8,100 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions and hedge funds.

Competition for sales of investment products is influenced by various factors including investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.

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

Recent Acquisitions

In the third quarter 2003, Federated signed an agreement with Riggs Investment Advisors, Inc. and Riggs Bank N.A. pursuant to which the assets of eight mutual funds previously advised by Riggs Investment Advisors, Inc. were acquired by eight Federated-sponsored funds. The assets totaled approximately $465 million.

In the second quarter 2002, Federated signed an agreement with FirstMerit Advisors Inc. pursuant to which the assets previously advised by FirstMerit Advisors, Inc., totaling approximately $250 million, were acquired by various Federated funds.

In 2001, Federated completed two acquisitions. In the second quarter, Federated acquired substantially all of the business of Edgemont Asset Management Corporation, the former adviser of the Kaufmann Fund. As a result of the acquisition, the $3.2 billion Kaufmann Fund was reorganized into the Federated Kaufmann Fund. In the fourth quarter, assets of three mutual funds previously advised by Rightime Econometrics, Inc., totaling approximately $148 million, were acquired by a Federated-sponsored fund in connection with an agreement between Federated, Lincoln Investment Planning, Inc. and Rightime Econometrics, Inc.

Federated continues to look for new alliances and acquisition opportunities.

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

Employees

At December 31, 2003, Federated employed 1,643 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

This Annual Report on Form 10-K and the 2003 Annual Report to Shareholders contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks, uncertainties and other factors, including among others, those discussed under the caption “General,” “Competition” and “Regulatory Matters” above and “Risk Factors and Cautionary Statements” below, that could cause actual results, levels of activity, performance, or achievements of Federated, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. Federated cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and should be read in conjunction with the risk disclosure below. Federated will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or reflect the occurrence of anticipated or unanticipated events. As a result of the foregoing, and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements of Federated, and neither Federated nor any other person assumes responsibility for the accuracy or completeness of such statements.

Risk Factors and Cautionary Statements

Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the distribution of mutual funds and separately managed accounts with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, marketing and distribution services offered, the range of products offered and fees charged. See “Business—Competition.”

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 136 managed funds, 92 are sold without a sales commission.

A significant portion of Federated’s revenue is derived from providing mutual funds to the trust market, comprising approximately 1,400 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation which is occurring in the banking industry as well as regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated’s customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

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

Potential Adverse Affects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 47% of Federated’s revenue in 2003 was from managed assets in money market products. These assets are largely from institutional investors. In a period of rapidly rising interest rates, institutional investors may redeem shares in money market funds to invest in direct securities offering higher yields. These redemptions would reduce Managed Assets, thereby reducing Federated’s advisory and administrative service fee revenue. In addition, rising interest rates diminish the total return of many bond investments due to lower market valuations of existing bonds in a rising rate environment. Lower total returns or losses may cause investors to redeem their holdings, which reduces Federated’s revenue. As a result of Federal Reserve Bank easings, interest rates reached historic lows in 2003. Further decreases in interest rates from levels in existence on the filing date of this report could also have an adverse effect on Federated’s revenue from money market funds. As a result of the last reduction in interest rates in mid 2003, Federated and other service providers to the funds began waiving a portion of their fees in order to maintain positive yields. Management estimates the impact of waiving these fees to range between $0.01 to $0.02 in earnings per share over a twelve-month period and further estimates that a decrease of 0.25% or more in interest rates on money market investments could cause an adverse effect on Federated’s revenue. Federated has been actively diversifying its products to expand its Managed Assets in equity products which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated.

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with the funds that, as required by law, are terminable on 60 days’ notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board, including disinterested members of the board, or its shareholders, as required by law. Generally, Federated’s administrative servicing agreements with bank proprietary fund customers have an initial term of three years with a provision for automatic renewal unless notice is otherwise given and provide for termination for cause. Failure to renew or termination of a significant number of these agreements could have a material adverse impact on Federated. In addition, as required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these assets.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Investment Company Act and the Advisers Act, state laws regarding securities fraud and regulations promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange. Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign regulations. During the past five years, the Federal securities laws have been augmented substantially by, among other measures, the Sarbanes-Oxley Act of 2002, the Patriot Act and the Gramm-Leach-Bliley Act of 1999. Currently, several bills are pending in Congress that would amend the Investment Company Act to impose additional requirements and restrictions on Federated and the Federated Funds. In addition, during the past year the Securities and Exchange Commission, National Association of Securities Dealers and the New York Stock Exchange have adopted regulations that will increase Federated’s operating expenses and affect the conduct of its business. The Securities and Exchange Commission has proposed other significant regulations or amendments to regulations that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting the mutual fund industry are more likely to occur. Changes in laws or regulations or in governmental policies could materially and adversely affect the business and operations of Federated.

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

Systems and Technology Risks. Federated utilizes software and related technologies throughout its businesses including both proprietary systems and those provided by outside vendors. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects.

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

Potential Adverse Effects Related to Federated’s Internal Review into Certain Mutual Fund Trading Practices and Investigations by Regulatory Authorities. In 2003, Federated responded to detailed requests for information from the Securities and Exchange Commission, the New York State Attorney General and the National Association of Securities Dealers regarding a number of mutual fund practices, including market timing, late trading and fair valuation of foreign securities. These requests prompted Federated to conduct an internal review that found instances in which Federated employees improperly permitted frequent trading or improperly accepted orders for fluctuating net asset value funds after the close of the New York Stock Exchange (see Note (20) to the Consolidated Financial Statements incorporated by reference in Item 15(a)(1) herein). Federated has also received requests from the U.S. Attorney’s Office in Pittsburgh and authorities in West Virginia for copies of the information provided to other authorities regarding market timing and late trading. During the first quarter of 2004, Federated has received additional requests from the Securities and Exchange Commission regarding revenue-sharing and directed brokerage arrangements, valuation of municipal securities, and the operation of index funds and for information relating to the Securities and Exchange Commission’s investigation of other financial services companies. Federated continues to cooperate with their inquiries.

Settlements with other investment management companies regarding frequent trading arrangements have required substantial monetary payments, reductions in advisory fees, changes in corporate and fund governance and retention of independent consultants to review compliance. Regulatory authorities have brought civil actions against other investment management companies seeking similar remedies. As Federated’s involvement with these matters is ongoing, management cannot predict the eventual outcome of its discussions with regulatory authorities, which could have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects. Any material losses in client or shareholder confidence in Federated or in the mutual fund industry could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues. Responding to continued requests from regulatory authorities and defending pending litigation will increase Federated’s operating expenses and could have other material adverse effects on Federated’s business.

Executive Officers

The following table sets forth certain information regarding the executive officers of Federated as of March 12, 2004:

Name	Position	Age
John F. Donahue	Chairman and Director	79

J. Christopher Donahue	President, Chief Executive Officer and Director	54

Arthur L. Cherry	President and Chief Executive Officer, Federated Services Company and Director	50

Thomas R. Donahue	President, Federated Investors Management Company and Vice President, Treasurer, Chief Financial Officer and Director	45

John B. Fisher	President, Institutional Sales Division of Federated Securities Corp. and Federated Investment Counseling and Director	47

James F. Getz	President, Retail Sales Division of Federated Securities Corp. and Director	57

Eugene F. Maloney	Vice President and Director	59

Denis McAuley III	Vice President and Principal Accounting Officer	57

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	65

Keith M. Schappert	President and/or Chief Executive Officer of Federated Advisory Companies*	53

*	Federated Advisory Companies include the following subsidiaries of Federated: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Limited, Passport Research II Limited, Federated Investment Counseling and Federated Investment Management Company.

Mr. John F. Donahue is a founder of Federated. He has served as director and Chairman of Federated since Federated’s initial public offering in May 1998. He is Chairman or President and a director or trustee of 42 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Chief Financial Officer and director of Federated.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President or Executive Vice President and director, trustee or managing general partner of 42 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue and the brother of Thomas R. Donahue who serves as Chief Financial Officer and director of Federated.

Mr. Arthur L. Cherry is a director of Federated, and is the President and Chief Executive Officer of Federated Services Company, a wholly owned subsidiary of Federated. Prior to joining Federated in January 1997, he was a managing partner of AT&T Solutions, former president of Scudder Services Corporation and a managing director of Scudder, Stevens & Clark.

Mr. Thomas R. Donahue serves as a director, Vice President, Treasurer and Chief Financial Officer of Federated. He is President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Prior to joining Federated, Mr. Donahue was in the venture capital business and was employed by PNC Bank in its Investment Banking Division. Mr. Donahue is the son of John F. Donahue and the brother of J. Christopher Donahue.

Mr. John B. Fisher is a director of Federated and is President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated. He is responsible for the distribution of Federated’s products and services to investment advisers, insurance companies, retirement plans and corporations. In addition, Mr. Fisher serves as President and director of Federated Investment Counseling, a wholly owned subsidiary of Federated involved in the management of separate accounts and sub-advised mandates.

Mr. James F. Getz is a director of Federated, serves as President of the Retail Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated, and is responsible for the marketing and sales efforts in the trust and broker/dealer markets. Mr. Getz is a Chartered Financial Analyst.

Mr. Eugene F. Maloney is a director and a Vice President of Federated. He provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

Mr. Denis McAuley III serves as Vice President and Principal Accounting Officer of Federated and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

Mr. John W. McGonigle has been a director of Federated since 1998. He serves as Vice Chairman, Executive Vice President and Secretary of Federated. Mr. McGonigle is also Chairman of Federated International Management Limited. He has been Chief Legal Officer of Federated since 1998. Mr. McGonigle is also Executive Vice President and Secretary of the investment companies managed by subsidiaries of Federated.

Mr. Keith M. Schappert became President and/or Chief Executive Officer of the Federated Advisory Companies in February 2002. Prior to joining Federated, he spent 28 years with J.P. Morgan, most recently in the position of President of J.P. Morgan Fleming Asset Management, Inc. Prior to J.P. Morgan’s merger with Chase Manhattan Corp., Mr. Schappert was President and Chief Executive Officer of J.P. Morgan Asset Management Services.

Internet Address and Website Access

Federated’s internet address is http://www.federatedinvestors.com. Federated makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after Federated electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2 – PROPERTIES

Federated’s facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated’s headquarters are located in the Federated Investors Tower, where Federated occupies approximately 325,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 25,000 square feet at other locations in Pittsburgh. Federated also leases approximately 51,000 square feet of office space for a portion of its servicing business in Rockland, Massachusetts. Federated maintains office space in Frankfurt, Germany for certain international initiatives; in New York, New York, where Federated Global Investment Management Corp. and InvestLink Technologies, Inc. conduct their business; and in Gibbsboro, New Jersey, where Federated Investors Trust Company is located. Additional offices in Wilmington, Delaware are subleased by Federated.

ITEM 3 – LEGAL PROCEEDINGS

During the period October 2003 through February 2004, Federated was named as a defendant in 11 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Eight of these actions are pending in the United States District Court for the Western District of Pennsylvania, one is pending in the United States District Court for the Southern District of New York, one is pending in the United States District Court for the Central District of California and one is pending in the United States District Court for the Middle District of Florida. The Company is awaiting a court decision as to the consolidation of these cases and their proper venue. The cases generally involve claims arising from allegations that Federated illegally permitted improper trading practices including market timing and late trading in concert with certain institutional traders, which allegedly caused injury to the mutual fund shareholders. The case in Florida involves claims for excessive advisory and Rule 12b-1 fees allegedly charged to the Federated Kaufmann Fund. The suits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation.

For additional information, see the information contained in Federated’s 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities” incorporated by reference in Part II, Item 7 of this report, and under the caption “Notes to the Consolidated Financial Statements – Note (20) – Commitments and Contingencies – (b) Internal Review of Mutual Fund Trading Activities and (c) Legal Proceedings” incorporated by reference in Part IV, Item 15(a)(1) of this report.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Federated’s 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2003 Annual Report to Shareholders under the caption “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2003 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item (other than the information set forth below) will be contained in Federated’s Information Statement for its 2004 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section “Executive Officers”.

Code of Ethics

In October 2003, Federated adopted a code of ethics for its senior financial officers. This code meets the requirements provided by Item 406 of Regulation S-K and is filed herewith as Exhibit 14.01.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2004 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding Federated’s stock-based compensation as of December 31, 2003:

Category of stock-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	11,145,542	16.58	1,671,196
Not approved by shareholders	—	—	—

Total	11,145,542	16.58	1,671,196

All other information required by this Item is contained in Federated’s Information Statement for the 2004 Annual Meeting of Shareholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in Federated’s Information Statement for the 2004 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2004 Annual Meeting of Shareholders under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2003 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

(a)(2) Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed herewith on page S-1 of this Form 10-K.

All other schedules for which provisions are made in the applicable accounting regulations of the Commission have been omitted because such schedules are not required under the related instructions or are inapplicable.

(a)(3) Exhibits:

The following exhibits are filed or incorporated as part of this report:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.06	Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.07	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of July 20, 1999 (incorporated by reference to Exhibit 10.2 of the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

10.08	Federated Investors Program Initial Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and Wilmington Trust Company, solely as Trustee of the PLT Finance Trust 1997-1 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 (File No. 333-48405))

10.09	Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

10.10	Federated Investors Program Fee Agreement, dated as October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

10.11	Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

10.12	Stock Incentive Plan, as amended as of July 20, 1999 (incorporated by reference to Exhibit 10.3 to the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

10.13	Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.02 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.18	Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20	Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.21	Employment Agreement, dated March 17, 1995, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1 (File No. 333-48405))

10.23	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of March 28, 2000 (incorporated by reference to Exhibit 10.2 to the March 31, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.29	Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.30	Federated Investors, Inc. Stock Incentive Plan, amended as of January 29, 2002 (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.31	Federated Investors, Inc. Annual Incentive Plan, dated January 29, 2002 (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.32	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated April 8, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.33	Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002 between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.35	Federated Investors, Inc. Stock Incentive Plan as approved by shareholders April 24, 2002 (incorporated by reference to Exhibit 10.2 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.36	Federated Investors, Inc. Annual Incentive Plan as approved by shareholders April 24, 2002, as amended (incorporated by reference to Exhibit 10.3 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated January 20, 2003, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-14818))

10.38	Edgewood Services, Inc. Discretionary Line of Credit Demand Note, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.39	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (Filed herewith)

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (Filed herewith)

10.42	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated January 16, 2004, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (Filed herewith)

13.01	Selected Portions of 2003 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (Filed herewith)

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP (Filed herewith)

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(b)	Reports on Form 8-K: During the fourth quarter 2003, Federated furnished or filed the following reports on Form 8-K to the Securities and Exchange Commission:

(1)	Under Item 12, Form 8-K dated October 22, 2003, reporting third quarter 2003 results and issuing a statement regarding the recent inquiries from regulatory authorities into mutual fund shareholder trading practices.

(2)	Under Item 5, Form 8-K dated November 26, 2003, issuing a statement regarding the progress of the internal investigation and certain remedial actions being taken.

During the period from January 1, 2004 through March 12, 2004, Federated filed or furnished the following reports on Form 8-K to the Securities and Exchange Commission:

(1)	Under Item 5, Form 8-K dated February 3, 2004, issuing a statement regarding the status of Federated’s internal review.

(2)	Under Item 12, Form 8-K dated February 9, 2004, reporting fourth quarter and annual 2003 results.

(c)	Exhibits:

See (a)(3) above.

(d)	Financial Statement Schedules:

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Donahue John F. Donahue	Chairman and Director	March 12, 2004

/s/ J. Christopher Donahue J. Christopher Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Thomas R. Donahue Thomas R. Donahue	Chief Financial Officer and Director	March 12, 2004

/s/ Michael J. Farrell Michael J. Farrell	Director	March 12, 2004

/s/ John B. Fisher John B. Fisher	Director	March 12, 2004

Signature	Title	Date
/s/ James F. Getz James F. Getz	Director	March 12, 2004

/s/ Eugene F. Maloney Eugene F. Maloney	Director	March 12, 2004

/s/ Denis McAuley III Denis McAuley III	Principal Accounting Officer	March 12, 2004

/s/ John W. McGonigle John W. McGonigle	Director	March 12, 2004

/s/ James L. Murdy James L. Murdy	Director	March 12, 2004

/s/ Edward G. O’Connor Edward G. O’Connor	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996

10.42	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated January 16, 2004, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association

13.01	Selected Portions of 2003 Annual Report to Shareholders

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/03	Fund Category	Assets as of 12/31/03	Load	Fund Effective Date
EQUITY FUNDS:
FEDERATED AMERICAN LEADERS FUND INC.	5	Equity Fund - Growth and Income	2,746,361,186	Y	2/26/1969
FEDERATED AMERICAN LEADERS FUND II	2	Equity Fund - Growth and Income	352,504,899	N	12/15/1993
FEDERATED CAPITAL APPRECIATION FUND	4	Equity Fund - Growth	3,107,134,055	Y	11/14/1995
FEDERATED CAPITAL APPRECIATION FUND II	2	Equity Fund - Growth	21,284,687	N	6/17/2000
FEDERATED CAPITAL INCOME FUND	4	Equity	484,955,391	Y	5/29/1988
FEDERATED CAPITAL INCOME FUND II	0	Equity	82,397,878	N	12/15/1993
FEDERATED CONSERVATIVE ALLOCATION FUND	2	Balanced	114,397,756	N	3/11/1994
FEDERATED EQUITY INCOME FUND INC.	4	Equity	1,411,969,300	Y	12/30/1986
FEDERATED EQUITY INCOME FUND II	0	Equity	73,930,787	N	12/16/1996
FEDERATED EUROPEAN EQUITY FUND	3	International/Global	22,934,810	Y	1/31/1996
FEDERATED GLOBAL EQUITY FUND	3	International/Global	27,897,907	Y	3/8/1998
FEDERATED GLOBAL VALUE FUND	3	International/Global	44,786,994	Y	4/22/1994
FEDERATED GROWTH ALLOCATION FUND	2	Balanced	85,691,529	N	3/11/1994
FEDERATED GROWTH STRATEGIES FUND	3	Equity Fund - Growth	719,666,636	Y	8/23/1984
FEDERATED GROWTH STRATEGIES FUND II	0	Equity Fund - Growth	64,272,817	N	9/30/1995
FEDERATED INTERNATIONAL CAPITAL APPRECIATION FUND	3	International Equity Fund	95,628,954	Y	6/30/1997
FEDERATED INTERNATIONAL EQUITY FUND	3	International Equity Fund	331,949,780	Y	8/17/1984
FEDERATED INTERNATIONAL EQUITY FUND II	0	International Equity Fund	45,950,293	N	4/4/1995
FEDERATED INTERNATIONAL SMALL COMPANY FUND	3	International/Global	460,771,868	Y	6/21/2000
FEDERATED INTERNATIONAL VALUE FUND	3	International/Global	39,962,087	Y	8/24/1998
FEDERATED KAUFMANN FUND	4	Equity Fund - Growth	6,122,946,872	Y	4/23/2001
FEDERATED KAUFMANN FUND II	2	Equity Fund - Growth	20,394,006	N	4/30/2002
FEDERATED KAUFMANN SMALL CAP FUND	3	Equity Fund - Growth	270,855,015	Y	12/18/2002
FEDERATED LARGE CAP GROWTH FUND	3	Equity Fund - Growth	288,366,092	Y	12/23/1998
FEDERATED MARKET OPPORTUNITY FUND	3	Equity Fund - Growth and Income	1,084,271,367	Y	12/4/2000
FEDERATED MAX-CAP INDEX FUND	4	Equity Fund - Growth and Income/Index	1,716,683,467	N	7/2/1990
FEDERATED MID-CAP INDEX FUND	0	Equity Fund - Growth and Income/Index	612,767,034	N	7/7/1992
FEDERATED MINI-CAP INDEX FUND	2	Equity Fund - Growth and Income/Index	106,353,374	N	7/7/1992
FEDERATED MODERATE ALLOCATION FUND	2	Balanced	151,253,895	N	3/11/1994
FEDERATED MUNI AND STOCK ADVANTAGE FUND	3	Balanced	77,904,984	Y	9/22/2003
FEDERATED STOCK AND BOND FUND INC.	4	Balanced	335,680,399	N	10/31/1984
FEDERATED STOCK TRUST	0	Equity Fund - Growth and Income	1,398,804,949	N	3/31/1982
FEDERATED TECHNOLOGY FUND	3	Equity Fund - Growth	145,804,534	Y	9/13/1999
LVM EUROPA-AKTIEN	2	International/Global	56,626,062	Y	1/26/2000
LVM INTER-AKTIEN	2	International/Global	43,251,558	Y	1/26/2000
LVM PROFUTUR	2	International/Global	50,167,749	Y	1/26/2000

Total Equity Funds			22,816,580,971

Fund Name	Number of Share Classes as of 12/31/03	Fund Category	Assets as of 12/31/03	Load	Fund Effective Date
FIXED-INCOME FUNDS:

CAPITAL PRESERVATION FUND	2	Short-Term Corporate Bond Fund - High Grade	1,574,551,192	N	8/1/1988
FEDERATED ADJUSTABLE RATE SECURITIES FUND	2	Adjustable Rate Mortgage-Backed Fund	607,812,168	N	12/3/1985
FEDERATED BOND FUND	4	Long Corporate Bond Fund - High Grade	1,203,938,665	Y	6/27/1995
FEDERATED CALIFORNIA MUNICIPAL INCOME FUND	2	Municipal Bond Fund	87,489,823	Y	11/24/1992
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES	3	Mortgage Backed Fund	1,372,441,633	Y	10/6/1969
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES II	0	Mortgage Backed Fund	405,370,007	N	12/15/1993
FEDERATED GNMA TRUST	2	Mortgage Backed Fund	839,972,380	N	3/23/1982
FEDERATED GOVERNMENT INCOME SECURITIES INC.	4	Mortgage Backed Fund	892,295,442	Y	8/2/1996
FEDERATED GOVERNMENT ULTRASHORT DURATION FUND	3	Government Bond Fund	1,017,159,467	N	9/29/1999
FEDERATED HIGH INCOME ADVANTAGE FUND	2	High Yield Fund	59,938,585	Y	9/20/1993
FEDERATED HIGH INCOME BOND FUND INC.	3	High Yield Fund	2,182,890,678	Y	11/30/1977
FEDERATED HIGH INCOME BOND FUND II	2	High Yield Fund	421,396,282	N	12/15/1993
FEDERATED HIGH YIELD TRUST	0	High Yield Fund	615,639,197	N	8/23/1984
FEDERATED INCOME TRUST	2	Mortgage Backed Fund	619,231,834	N	3/30/1982
FEDERATED INSTITUTIONAL HIGH YIELD BOND FUND	1	High Yield Fund	50,741,223	N	10/30/2002
FEDERATED INTERMEDIATE INCOME FUND	2	General Investment Grade	320,137,898	N	12/8/1993
FEDERATED INTERMEDIATE MUNICIPAL TRUST	2	Municipal Bond Fund	186,587,822	N	12/26/1985
FEDERATED INTERNATIONAL BOND FUND	3	International Bond Fund	143,790,141	Y	5/15/1991
FEDERATED INTERNATIONAL HIGH INCOME FUND	3	International Bond Fund	169,984,889	Y	9/9/1996
FEDERATED LIMITED DURATION FUND	2	Mortgage Backed Fund	89,881,008	N	9/16/1996
FEDERATED LIMITED DURATION GOVERNMENT FUND INC.	2	Government Bond Fund	116,076,491	Y	3/2/1992
FEDERATED LIMITED TERM FUND	2	Short-Term Corporate Bond Fund - High Grade	194,232,225	Y	12/24/1991
FEDERATED LIMITED TERM MUNICIPAL FUND	2	Municipal Bond Fund	242,601,011	Y	8/31/1993
FEDERATED MICHIGAN INTERMEDIATE MUNICIPAL TRUST	0	Municipal Bond Fund	155,014,916	Y	9/9/1991
FEDERATED MORTGAGE FUND	2	US Government Int. Muni. Bond	333,005,425	N	6/30/1998
FEDERATED MUNICIPAL OPPORTUNITIES FUND INC.	4	Municipal Bond Fund	435,939,719	Y	5/3/1996
FEDERATED MUNICIPAL SECURITIES FUND INC.	3	Municipal Bond Fund	551,473,748	N	10/4/1976
FEDERATED MUNICIPAL ULTRASHORT FUND	2	Municipal Bond Fund	962,133,465	N	10/23/2000
FEDERATED NEW YORK MUNICIPAL INCOME FUND	2	Municipal Bond Fund	49,474,170	Y	11/24/1992
FEDERATED NORTH CAROLINA MUNICIPAL INCOME FUND	1	Municipal Bond Fund	84,009,497	Y	6/4/1999
FEDERATED OHIO MUNICIPAL INCOME FUND	1	Municipal Bond Fund	97,200,429	Y	10/10/1990
FEDERATED PENNSYLVANIA MUNICIPAL INCOME FUND	2	Municipal Bond Fund	280,327,215	Y	10/10/1990
FEDERATED PREMIER INTERMEDIATE MUNI INCOME FD	1	Municipal Bond Fund	102,256,290	Y	12/19/2002
FEDERATED PREMIER MUNICIPAL INCOME FUND	1	Municipal Bond Fund	89,381,483	Y	12/19/2002

Fund Name	Number of Share Classes as of 12/31/03	Fund Category	Assets as of 12/31/03	Load	Fund Effective Date
FEDERATED QUALITY BOND FUND II	2	Short-Term Corporate Bond Fund - High Grade	621,225,008	N	4/21/1999
FEDERATED SHORT-TERM INCOME FUND	2	Short-Term Corporate Bond Fund - High Grade	228,415,618	N	7/1/1986
FEDERATED SHORT-TERM MUNICIPAL TRUST	2	Municipal Bond Fund	400,534,828	N	8/20/1981
FEDERATED STRATEGIC INCOME FUND	4	Balanced	1,084,385,659	Y	4/5/1994
FEDERATED TOTAL RETURN BOND FUND	6	Mortgage Backed Fund	1,220,685,239	N	8/16/2001
FEDERATED TOTAL RETURN BOND FUND II	0	Mortgage Backed Fund	5,928,367	N	5/21/1999
FEDERATED TOTAL RETURN GOVERNMENT BOND FUND	2	Government Bond Fund	219,100,581	N	9/13/1995
FEDERATED U.S.GOVERNMENT BOND FUND	0	Mortgage Backed Fund	121,394,440	N	12/2/1985
FEDERATED ULTRASHORT BOND FUND	3	US Government ST	1,771,071,346	N	10/27/1998
FEDERATED US GOVERNMENT SECURITIES FUND: 1-3 YEARS	3	Government Bond Fund	564,140,906	N	3/15/1984
FEDERATED US GOVERNMENT SECURITIES FUND: 2-5 YEARS	3	Government Bond Fund	942,303,775	N	2/18/1983
LVM EURO-KURZLAUFER	2	International/Global	78,210,860	Y	1/26/2000
LVM EURO-RENTEN	3	International/Global	139,640,499	Y	1/26/2000
LVM INTER-RENTEN	2	International/Global	52,315,810	Y	1/26/2000

Total Fixed-Income Funds			24,003,729,354

Total Non-Money Market Funds			46,820,310,325

MONEY MARKET FUNDS:
ALABAMA MUNICIPAL CASH TRUST	1	Municipal Money Market	340,184,645	N	12/1/1993
ARIZONA MUNICIPAL CASH TRUST	1	Municipal Money Market	69,345,933	N	5/30/1998
AUTOMATED CASH MANAGEMENT TRUST	2	Prime Money Market Fund	2,386,166,187	N	9/19/1996
AUTOMATED GOVERNMENT CASH RESERVES	1	Government Money Market Fund	517,749,247	N	2/2/1990
AUTOMATED GOVERNMENT MONEY TRUST	1	Government Money Market Fund	979,284,008	N	6/1/1982
AUTOMATED TREASURY CASH RESERVES	1	Government Money Market Fund	170,325,918	N	8/5/1991
CALIFORNIA MUNICIPAL CASH TRUST	3	Municipal Money Market	1,183,140,431	N	2/29/1996
CONNECTICUT MUNICIPAL CASH TRUST	1	Municipal Money Market	299,837,615	N	11/1/1989
EDWARD JONES MONEY MARKET FUND	2	Government Money Market Fund	10,698,810,741	N	5/9/1980
FEDERATED MASTER TRUST	1	Prime Money Market Fund	163,176,127	N	12/16/1977
FEDERATED PRIME MONEY FUND II	1	Prime Money Market Fund	106,722,469	N	12/15/1993
FEDERATED SHORT-TERM EURO FUND	3	Prime Money Market Fund	212,224,190	N	11/9/1999
FEDERATED SHORT-TERM U.S. GOVERNMENT TRUST	1	Government Money Market Fund	169,786,410	N	4/16/1987
FEDERATED SHORT-TERM U.S. PRIME FUND	2	Government Money Market Fund	2,823,284,769	N	9/20/1993
FEDERATED SHORT-TERM U.S.GOVT SECURITIES FUND	5	Government Money Market Fund	1,538,854,082	N	1/18/1991
FEDERATED SHORT-TERM U.S.TREASURY SECURITIES FUND	2	Government Money Market Fund	1,872,156,997	N	4/16/1992
FEDERATED TAX-FREE TRUST	1	Municipal Money Market	326,136,636	N	3/6/1979
FLORIDA MUNICIPAL CASH TRUST	2	Municipal Money Market	1,240,434,660	N	11/16/1995
GEORGIA MUNICIPAL CASH TRUST	1	Municipal Money Market	417,004,131	N	8/14/1995
GOVERNMENT CASH SERIES	1	Government Money Market Fund	531,477,088	N	8/15/1989
GOVERNMENT OBLIGATIONS FUND	2	Government Money Market Fund	8,785,203,983	N	12/11/1989
GOVERNMENT OBLIGATIONS TAX MANAGED FUND	2	Government Money Market Fund	4,026,744,227	N	5/7/1995
LIBERTY U.S. GOVERNMENT MONEY MARKET TRUST	2	Government Money Market Fund	460,633,673	N	6/6/1980
LIQUID CASH TRUST	1	Government Money Market Fund	145,322,485	N	12/12/1980
MARYLAND MUNICIPAL CASH TRUST	1	Municipal Money Market	84,318,478	N	5/4/1994
MASSACHUSETTS MUNICIPAL CASH TRUST	2	Municipal Money Market	397,043,522	N	2/22/1993
MICHIGAN MUNICIPAL CASH TRUST	3	Municipal Money Market	308,668,490	N	2/29/1996
MINNESOTA MUNICIPAL CASH TRUST	2	Municipal Money Market	541,189,458	N	12/31/1990
MONEY MARKET MANAGEMENT INC.	1	Prime Money Market Fund	53,840,272	N	2/25/1993

Fund Name	Number of Share Classes as of 12/31/03	Fund Category	Assets as of 12/31/03	Load	Fund Effective Date
MONEY MARKET TRUST	1	Prime Money Market Fund	109,902,590	N	10/13/1978
MUNICIPAL CASH SERIES	1	Municipal Money Market	387,136,894	N	8/15/1989
MUNICIPAL CASH SERIES II	1	Municipal Money Market	464,083,263	N	1/25/1991
MUNICIPAL OBLIGATIONS FUND	3	Municipal Money Market	2,758,576,911	N	2/5/1993
NEW JERSEY MUNICIPAL CASH TRUST	2	Municipal Money Market	268,362,236	N	12/10/1990
NEW YORK MUNICIPAL CASH TRUST	2	Municipal Money Market	1,009,824,654	N	5/30/1994
NORTH CAROLINA MUNICIPAL CASH TRUST	1	Municipal Money Market	341,534,047	N	12/1/1993
OHIO MUNICIPAL CASH TRUST	3	Municipal Money Market	334,057,116	N	3/26/1991
PENNSYLVANIA MUNICIPAL CASH TRUST	3	Municipal Money Market	430,611,267	N	12/21/1990
PRIME CASH OBLIGATIONS FUND	3	Prime Money Market Fund	12,843,140,926	N	2/5/1993
PRIME CASH SERIES	1	Prime Money Market Fund	4,698,437,523	N	8/15/1989
PRIME OBLIGATIONS FUND	2	Prime Money Market Fund	24,330,726,409	N	7/5/1994
PRIME VALUE OBLIGATIONS FUND	3	Prime Money Market Fund	12,388,688,865	N	2/5/1993
TAX FREE INSTRUMENTS TRUST	2	Municipal Money Market	2,718,615,384	N	12/21/1982
TAX-FREE OBLIGATIONS FUND	2	Municipal Money Market	8,027,228,534	N	12/11/1989
TREASURY CASH SERIES	1	Government Money Market Fund	345,293,803	N	2/5/1990
TREASURY CASH SERIES II	1	Government Money Market Fund	285,076,436	N	1/25/1991
TREASURY OBLIGATIONS FUND	3	Government Money Market Fund	11,705,494,396	N	4/14/1997
TRUST FOR GOVERNMENT CASH RESERVES	1	Government Money Market Fund	142,432,246	N	3/30/1989
TRUST FOR SHORT-TERM U.S. GOVERNMENT SECURITIES	1	Government Money Market Fund	183,787,660	N	12/29/1975
TRUST FOR U.S. TREASURY OBLIGATIONS	1	Government Money Market Fund	677,964,631	N	11/8/1979
U.S. TREASURY CASH RESERVES	2	Government Money Market Fund	3,129,948,201	N	5/14/1991
VIRGINIA MUNICIPAL CASH TRUST	2	Municipal Money Market	448,342,641	N	8/30/1993

Total Money Market Funds			128,878,333,505

MANAGED FUND TOTAL	282		175,698,643,830

Other Managed Assets*			22,218,511,998

TOTAL MANAGED ASSETS			197,917,155,828

Summary:

Total Number of Load Funds: 44

Total Number of No-Load Funds: 92

Total Number of Funds: 136

*	Other Managed Assets include Separate Account and Repo Assets

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Federated Investors, Inc. and subsidiaries (Federated) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 19, 2004 (incorporated by reference elsewhere in this Form 10-K). Our audits also included the financial statement schedule (Schedule II) listed in Item 15(a)(2) of this Form 10-K. The schedule is the responsibility of Federated’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 19, 2004

SCHEDULE II

FEDERATED INVESTORS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of year	Additions charged to expenses	Deductions	Balance at End of year
Allowance accounts for:
Year ended December 31, 2001
Uncollectible accounts receivable	$86	$382	$(153)	$315

Year ended December 31, 2002
Uncollectible accounts receivable	$315	$79	$(119)	$275
Valuation allowance on capital loss carry-forwards	—	2,348	—	2,348

Year ended December 31, 2003
Uncollectible accounts receivable	$275	$106	$(92)	$289
Valuation allowance on capital loss carry-forwards	2,348	—	—	2,348

S-1