Form 10-Q
period 2004-03-31
FEDERATED INVESTORS INC /PA/
filed 2004-05-07
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 5, 2004, the Registrant had outstanding 9,000 shares of Class A Common Stock and 108,093,057 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the outsourcing of the transfer agency function; the costs associated with the internal review of mutual fund trading activities; future cash needs; accounting for intangible assets; accounting for income taxes; market risk to revenue; the impact of an increase in interest rates; the strategy for future growth and the prospects for industry growth constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the outsourcing of the transfer agency function is contingent upon reaching a final agreement; the costs associated with the internal review of mutual fund trading activities and future cash needs will be impacted by any additional information requests from or fines or penalties paid to governmental agencies and the cost associated with private litigation; the accounting for intangible assets is based upon estimates and will be affected if actual results differ significantly; the accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market funds. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003, and other reports on file with the Securities and Exchange Commission. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements.

Part I, Item I. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
Current Assets
Cash and cash equivalents	$269,265	$232,464
Marketable securities	1,545	1,526
Receivables – affiliates	32,663	33,196
Receivables – other, net of reserve of $296 and $289, respectively	6,207	5,065
Accrued revenue	6,631	6,999
Prepaid expenses	5,403	8,219
Current deferred tax asset, net	4,531	3,545
Other current assets	487	318

Total current assets	326,732	291,332

Long-Term Assets
Goodwill	231,200	165,007
Investment advisory contracts, net	51,886	53,579
Other intangible assets, net	6,817	7,682
Deferred sales commissions, net of accumulated amortization of $255,670 and $240,657, respectively	320,053	327,717
Property and equipment, net of accumulated depreciation of $33,556 and $34,422, respectively	29,865	30,892
Other long-term assets	6,276	3,019

Total long-term assets	646,097	587,896

Total assets	$972,829	$879,228

Current Liabilities
Cash overdraft	$3,739	$4,629
Accrued expenses – affiliates	9,218	9,245
Accrued expenses – other	48,713	75,733
Accounts payable	37,541	34,626
Income taxes payable	4,913	1,819
Other current liabilities	69,742	4,349

Total current liabilities	173,866	130,401

Long-Term Liabilities
Long-term debt – recourse	299	542
Long-term debt – nonrecourse	319,323	327,142
Long-term deferred tax liability, net	20,242	19,614
Other long-term liabilities	9,180	5,116

Total long-term liabilities	349,044	352,414

Total liabilities	522,910	482,815

Minority interest	711	560

Commitments and contingencies (Note (11))

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	110,289	87,932
Additional paid-in capital from treasury stock transactions	2,825	3,809
Retained earnings	791,911	749,410
Treasury stock, at cost, 21,004,499 and 20,849,698 shares Class B common stock, respectively	(454,916)	(445,153)
Employee restricted stock awards	(1,433)	(706)
Accumulated other comprehensive income, net of tax	343	372

Total shareholders’ equity	449,208	395,853

Total liabilities, minority interest, and shareholders’ equity	$972,829	$879,228

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

Three Months Ended March 31,	2004	2003
Revenue
Investment advisory fees, net-affiliates	$136,549	$120,253
Investment advisory fees, net-other	5,016	3,806
Administrative service fees, net-affiliates	31,897	32,037
Administrative service fees, net-other	3,842	3,712
Other service fees, net-affiliates	40,327	26,511
Other service fees, net-other	7,598	6,154
Other, net	1,903	1,581

Total revenue	227,132	194,054

Operating Expenses
Compensation and related	49,553	42,310
Marketing and distribution	41,499	36,501
Professional service fees	8,864	8,099
Systems and communications	6,817	6,749
Office and occupancy	5,452	6,819
Advertising and promotional	3,804	3,923
Travel and related	2,542	2,850
Amortization of deferred sales commissions	14,313	3,238
Amortization of intangible assets	2,659	2,624
Other	2,529	2,136

Total operating expenses	138,032	115,249

Operating income	89,100	78,805

Nonoperating Income (Expenses)
Interest and dividends	698	501
Debt expense – recourse	(92)	(128)
Debt expense – nonrecourse	(5,446)	(1,056)
Other	(89)	(5)

Total nonoperating expenses, net	(4,929)	(688)

Income before minority interest and income taxes	84,171	78,117
Minority interest	2,511	2,518

Income before income taxes	81,660	75,599
Income tax provision	29,927	26,888

Net income	$51,733	$48,711

Earnings per share
Net income per share - Basic	$0.48	$0.44

Net income per share - Diluted	$0.46	$0.43

Cash dividends per share	$0.085	$0.057

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2004	2003
Operating Activities
Net income	$51,733	$48,711
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	14,313	3,238
Depreciation and other amortization	4,545	4,962
Minority interest	2,511	2,518
Loss (gain) on disposal of assets	49	(1,155)
(Benefit) provision for deferred income taxes	(343)	1,806
Tax benefit from stock-based compensation	21,212	204
Deferred sales commissions paid	(14,757)	(19,432)
Contingent deferred sales charges received	6,634	114
Proceeds from sale of certain B-share-related future revenues	0	16,101
Other changes in assets and liabilities:
Decrease in receivables, net	311	2,222
Decrease in other assets	2,090	3,219
Decrease in accounts payable and accrued expenses	(24,447)	(24,728)
Increase in income taxes payable	3,094	20,724
Decrease in other current liabilities	(2,101)	(3,015)
Increase (decrease) increase in other long-term liabilities	1,715	(919)

Net cash provided by operating activities	66,559	54,570

Investing Activities
Additions to property and equipment	(1,388)	(839)
Cash paid for business acquisitions	(28)	(11)
Purchases of securities available for sale	(6)	(1)
Proceeds from redemptions of securities available for sale	4	49

Net cash used by investing activities	(1,418)	(802)

Financing Activities
Distributions to minority interest	(2,361)	(2,879)
Dividends paid	(9,232)	(6,383)
Proceeds from shareholders for stock-based compensation and other	1,939	554
Purchases of treasury stock	(12,370)	(77,483)
Proceeds from new borrowings – nonrecourse	13,383	3,298
Payments on debt – nonrecourse	(19,373)	(2,463)
Payments on debt – recourse	(257)	(225)
Payments on acquired customer relationship obligation	(69)	(62)

Net cash used by financing activities	(28,340)	(85,643)

Net increase (decrease) in cash and cash equivalents	36,801	(31,875)
Cash and cash equivalents, beginning of period	232,464	149,909

Cash and cash equivalents, end of period	$269,265	$118,034

(The accompanying notes are an integral part of these consolidated financial statements.)

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The interim consolidated financial statements of Federated Investors, Inc. (Federated) included herein have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from such estimates and such differences may be material to the financial statements.

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain items previously reported have been reclassified to conform with the current year presentation.

(b) B-Share Deferred Sales Commissions and Nonrecourse Debt

Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all future distribution fees, servicing fees and contingent deferred sales charges (CDSCs). For financial reporting purposes, these arrangements are treated as financings. As a result, Federated capitalizes all of the upfront commissions as deferred sales commissions and recognizes B-share-related distribution fees and servicing fees in the Consolidated Statements of Income even though legal title to these fees has been transferred to the third party. In addition, Federated records nonrecourse debt equal to the proceeds received on the sale of future revenue streams. The debt does not contain a contractual maturity or stated interest rate. Interest rates are imputed based on current market conditions at the time of issuance. The deferred sales commission asset and nonrecourse debt balance are amortized over the estimated life of the B-share fund asset dependent upon the level and timing of cash flows from the sold future revenue streams, not to exceed eight years. CDSCs collected on the B-share fund assets are used to reduce the deferred sales commission asset. Management accelerates the write off of these asset and debt balances when reasonably estimable future cash flows indicate that cash flows will not be sufficient to fully amortize the remaining deferred sales commission asset and nonrecourse debt balance.

Sale accounting treatment was applied to account for the sale of distribution fees and CDSCs pursuant to the B-share funding arrangements in 2003. As a result, B-share-related distribution fees and related expenses are not reflected in Federated’s Consolidated Statements of Income for 2003.

(c) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing, clearing and recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for services for competitive reasons or to meet regulatory or contractual requirements.

Federated has contractual arrangements with third parties to provide certain fund-related services. Based on the nature of Federated’s involvement and obligations under these arrangements, Federated’s revenue is recorded gross or net of third-party payments. Investment advisory fees, administrative service fees, distribution fees and certain other service fees are generally recorded gross of payments made to third parties while shareholder service fees are recorded net of certain third-party payments. Third-party payments for shareholder services recorded as an offset to revenue for the three months ended March 31, 2004 and 2003 were $43.1 million and $42.5 million, respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(d) Employee Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123), Federated recognizes the estimated fair value of stock-based awards granted, modified or settled on or after January 1, 2003 as compensation expense on a straight-line basis over the awards’ vesting periods, which vary in length from 0 to 10 years. For all employee-related stock option awards granted prior to 2003, Federated continues to apply the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense is not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

With respect to restricted stock awards, the fair value of the award (the difference between the market value of Federated’s Class B common stock on the date of grant and the purchase price paid by the employee) is charged to “Employee restricted stock awards” on the Consolidated Balance Sheets when the restricted stock is awarded and recognized as compensation expense on a straight-line basis over the period of employee performance during which the restrictions lapse, which is typically 10 years.

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003. As allowed by SFAS 123, Federated calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net income	$51,733	$48,711
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	74	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects[2]	411	(1,279)

Pro forma net income	$52,218	$47,474

Earnings per share:
Basic earnings per share	$0.48	$0.44
Pro forma basic earnings per share	$0.48	$0.43

Diluted earnings per share	$0.46	$0.43
Pro forma diluted earnings per share	$0.47	$0.42

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.
[2]	During the first three months of 2004, significant forfeitures resulted in a pro forma credit to net income.

(e) Recent Accounting Pronouncements

In accordance with the applicable transition provisions, Management applied a two-step approach to its adoption of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). As of December 31, 2003, management adopted the provisions of FIN 46 for all special-purpose entities and concluded that its relationship with the three collateralized bond obligation (CBO) products, for which Federated acts as investment manager, met the definition of significant variable interests. As of March 31,

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

2004, management completed its analysis of the impact of adopting FIN 46 to account for any additional variable interest entities with which Federated is involved. As a result of this analysis, management concluded that Federated was not the primary beneficiary of any variable interests as of March 31, 2004. See Note (9) for a discussion regarding Federated’s significant variable interests as of March 31, 2004.

(2) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts	$72,935	$(21,049)	$51,886	$72,834	$(19,255)	$53,579
Noncompete agreements	15,400	(9,069)	6,331	15,400	(8,299)	7,101
Other	1,612	(1,126)	486	1,612	(1,031)	581

Total identifiable intangible assets	$89,947	$(31,244)	$58,703	$89,846	$(28,585)	$61,261

Amortization expense for identifiable intangible assets for the three-month periods ended March 31, 2004 and 2003 was $2.7 million and $2.6 million, respectively. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2004	$10,567
2005	$10,326
2006	$7,965
2007	$6,999
2008	$6,977

Goodwill at March 31, 2004 and December 31, 2003 was $231.2 million and $165.0 million, respectively. The $66.2 million increase in goodwill reflects the amount of contingent purchase price payable on or before May 7, 2004 in connection with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001. With this payment, approximately 60% of the total contingent purchase price payment available to be paid over the first six years following the acquisition’s closing date will have been paid. More than 80% of the goodwill balances at March 31, 2004 and December 31, 2003 represented goodwill resulting from this acquisition.

(3) Other Long-term Assets

Federated’s other long-term assets consisted of the following at March 31, 2004 and December 31, 2003:

(in thousands)	March 31, 2004	December 31, 2003
Lease-related receivable	$3,399	$0
Equity investment	2,500	2,618
Security deposits	301	306
Prepaid and other assets	76	95

Total	$6,276	$3,019

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(4) Recourse Debt

Federated’s total recourse debt balance of $1.3 million and $1.6 million at March 31, 2004 and December 31, 2003, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 4.55% with weighted-average interest rates of 3.76% and 3.77% at March 31, 2004 and December 31, 2003, respectively. The four capital leases outstanding at March 31, 2004, have expiration dates that range from the first quarter 2005 to the first quarter 2006.

As of March 31, 2004, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility) or under its $50.0 million discretionary line of credit agreement.

(5) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	March 31, 2004	December 31, 2003
Deferred sales commissions on B shares, net	$315,924	$324,030
Other deferred sales commissions, net	4,129	3,687

Deferred sales commissions, net	$320,053	$327,717

Nonrecourse debt consisted of the following:

(in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period	March 31, 2004	December 31, 2003
	2004	2003
Financings through March 1997	7.60%	7.60%	1.0 year	$10,437	$13,239
Financings between April 1997 and September 2000	8.10%	8.06%	4.5 years	140,533	146,967
Financings between October 2000 and December 2003	5.44%	5.55%	7.8 years	157,878	166,936
Financings between January 2004 and March 2004	4.75%	N/A	8.0 years	10,475	0

Total long-term debt – nonrecourse				$319,323	$327,142

For B shares sold on or after January 1, 2004, Federated funds the payment of the upfront sales commission under a new agreement with an independent financial institution, which expires in December 2006.

(6) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.085 per share or approximately $9.2 million were paid in the first quarter of 2004 to holders of common shares.

As of March 31, 2004, under Federated’s current share buyback programs, Federated can repurchase approximately 4.5 million additional shares subject to the cash payment limit imposed by the Credit Facility.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of March 31, 2004, Federated had the ability to make additional stock repurchase and dividend payments of more than $217 million under these restrictions.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of March 31, 2004, a total of 66,970 shares had been purchased by employees in this plan since the plan’s inception.

(c) Employee Stock-Based Compensation

During the first quarter of 2004, Federated sold 40,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan. The restricted stock was purchased out of treasury. During the same time period, restrictions lapsed on 3,579,375 shares of Federated Class B common stock, 220,300 employee stock options were exercised by purchasing shares out of treasury and 732,800 employee stock options were forfeited.

(7) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Numerator
Net income	$51,733	$48,711

Denominator
Denominator for basic earnings per share – weighted-average shares less nonvested restricted stock	108,397	109,685
Effect of dilutive securities: Dilutive potential shares from stock-based compensation	3,548	4,288

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	111,945	113,973

Basic earnings per share	$0.48	$0.44

Diluted earnings per share	$0.46	$0.43

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended March 31, 2004 and 2003, options to purchase 1.2 million and 3.4 million shares of common stock, respectively, at a weighted-average exercise price per share of $33.65 and $30.49, respectively, were outstanding but not included in the computation of diluted earnings per share for each quarter because the option exercise price was greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the shares of options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(8) Comprehensive Income

Comprehensive income was $51.7 million and $48.8 million for the quarters ended March 31, 2004 and 2003, respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Variable Interest Entities

Federated acts as the investment manager for two high-yield CBO products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CBOs are subject to greater risk than traditional investment products. The notes issued by the CBOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of five to twelve years. As a result of their corporate governance, the CBOs meet the definition of a VIE under FIN 46. After performing an expected cash flow analysis for each CBO, management determined that Federated is not the primary beneficiary of the CBOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CBOs in Federated’s Consolidated Financial Statements. As of March 31, 2004, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

Federated holds an investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of March 31, 2004, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

In addition, a number of Federated-sponsored investment products, including offshore money market and flucuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of March 31, 2004, total assets under management in these investment products approximated $9 billion. Federated’s investments in these products represent its maximum exposure to loss. As of March 31, 2004, Federated’s investment was $22.5 million, of which $22.3 million was invested in offshore money market funds.

(10) Related Party Transactions

Federated provides investment advisory, administrative, distribution and shareholder services to various Federated products including the Federated group of funds (Federated funds or affiliates). All of these services provided for the Federated funds are under contracts that definitively set forth the fees to be charged for these services and are approved by the funds’ independent directors/trustees. Federated may waive certain fees charged for these services in order to make the Federated funds more competitive or to meet regulatory or contractual requirements. At March 31, 2004 and December 31, 2003, Federated’s receivable from affiliates totaled $32.7 million and $33.2 million, respectively.

At March 31, 2004 and December 31, 2003, Federated’s payable to affiliates totaled $9.2 million. For 2004, $8.9 million of this amount related to past mutual fund trading practices (see Note (11) Commitments and Contingencies for more detail). The remaining amounts primarily represent fund-related expenses assumed by Federated in certain cases in order to make the Federated funds more competitive or to meet regulatory or contractual requirements.

(11) Commitments and Contingencies

(a) Contractual

Federated is obligated to make certain future payments under various agreements to which it is a party, including capital and operating leases, service contracts and employment arrangements. A schedule of minimum payments due under these agreements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

Pursuant to various acquisition agreements entered into by Federated in 2003, 2002 and 2001, Federated is required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated completed the acquisition of substantially all of the business of the former advisor of the Kaufmann

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Fund. Pursuant to this acquisition agreement, Federated could pay an additional $132.3 million as contingent purchase price and $26.9 million as contingent incentive compensation between 2004 and 2007 if certain revenue targets are met. $79.6 million in total contingent payments is payable in May 2004, of which, $66.2 million is capitalized as goodwill and is recorded in “Other current liabilities” and $12.7 million represents incentive compensation recorded in “Accrued expenses – other” as of March 31, 2004. The remaining $0.7 million of incentive compensation will be expensed in the second quarter 2004.

Pursuant to the remaining acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

(b) Guarantees and Indemnifications

Federated has not issued any guarantees for the obligations of third parties. On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc. and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Any exposure to Federated under these arrangements would involve future claims that may be made against Federated. Federated’s maximum exposure under these arrangements is unknown. However, no such claims have occurred, nor are they expected to occur, and Federated expects the risk of loss to be remote.

(c) Internal Review of Mutual Fund Trading Activities

As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the Securities and Exchange Commission (SEC), National Association of Securities Dealers (NASD) and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Offices for the Western District of Pennsylvania and the Southern District of New York, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell are conducting the review at the direction of a special investigating committee of Federated’s board of directors. The special investigating committee is comprised of three independent directors, and Federated’s chief executive and chief legal officers. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated established a restoration fund of approximately $7.6 million (recorded in 2003) to compensate for the detrimental impact from the improper trading activities identified in the review. The independent directors of the mutual funds have not yet determined how to distribute the restoration fund and no government agency has passed on the establishment or amount of the restoration fund. Federated is continuing to complete the review of information relating to trading activities and to cooperate with ongoing governmental investigations. Federated will conduct further investigation as necessary.

The Consolidated Financial Statements for the first quarter 2004 reflect a $4.3 million pretax charge for various legal, regulatory and compliance matters. Of this amount, $2.8 million represents an additional accrual of estimated costs to complete Federated’s internal review, including costs incurred on behalf of the funds. The charge does not include fines, penalties or other amounts that governmental agencies may impose or claims asserted in private litigation. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and distribute the restoration fund. If actual experience differs significantly from the judgments used to determine the initial estimate, the amount accrued as of March 31, 2004 would be subject to further revision.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(d) Other Regulatory Inquiries

Federated continues to receive information requests from the SEC and NASD on matters in addition to mutual fund trading practices. Since September 2003, Federated has responded to requests concerning: (i) valuation of securities traded in foreign markets, (ii) application of breakpoints to reduce front-end loads, (iii) waiver of front-end loads for transfers made from competing mutual funds, (iv) so called “revenue sharing” payments or brokerage commissions used to support distribution of mutual funds, (v) valuation, liquidity and tax-exemption of high yield municipal securities, (vi) arrangements relating to administrative services provided by Federated to mutual funds sponsored by third-parties, and (vii) management of index mutual funds. The U.S. Attorneys Office for the Eastern District of Missouri and the Connecticut Banking Commission have also requested information regarding “revenue sharing” arrangements.

(e) Legal Proceedings

During the period October 2003 through March 2004, Federated was named as a defendant in 18 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Ten of these actions have been transferred to a multi-district litigation (MDL) panel of judges sitting in the U.S. District Court for the District of Maryland for consolidated pre-trial proceedings. Federated expects four other cases to be transferred to the MDL panel. The cases generally involve claims arising from allegations that Federated permitted improper trading practices including market timing and late trading in concert with certain institutional traders, which allegedly caused injury to the mutual fund shareholders. Three additional cases, alleging excessive advisory and rule 12b-1 fees on behalf of certain Federated mutual funds, have been filed or are being transferred to the U.S. District Court for the District of Western Pennsylvania. One case alleging breach of contract has been filed in an Illinois State Circuit Court.

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation.

In addition, Federated has other claims asserted and threatened against it in the ordinary course of business. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination for any pending or threatened other claim will materially affect the financial position or results of operations of Federated.

(12) Subsequent Events

On April 19, 2004, the board of directors declared a dividend of $0.102 per share to be paid on May 14, 2004, to shareholders of record as of May 7, 2004. The board also approved an extension of the existing stock repurchase program which allows management to repurchase the remaining 4.5 million shares of Class B Common Stock eligible for purchase as of March 31, 2004 through the period ending April 30, 2005.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management’s discussion and analysis of financial condition and results of operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment management companies in the United States with $193.9 billion in managed assets as of March 31, 2004. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder, transfer agency, trade execution, trade clearing and retirement plan recordkeeping services (collectively, “Other Services”).

Investment advisory, administrative and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and maintain assets. Rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain threshold levels. Generally, rates charged for services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Federated pays a significant portion of its distribution and shareholder service fees to financial intermediaries that sell and service Federated-sponsored products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income either as reductions to revenue as in the case of certain shareholder service fee payments or as an expense as in the case of distribution fee payments.

Federated’s remaining Other Services fees are based on fixed rates per shareholder account, transaction or retirement plan participant. Revenue relating to these services will vary with changes in the number of shareholder accounts, transactions and plan participants which are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new products and acquisitions.

Federated’s most significant operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits, and marketing and distribution costs.

Business Developments

Effective January 1, 2004, Federated was no longer responsible for providing accounting services to the Federated-sponsored funds. Rather, the funds began contracting directly with an independent third-party provider of portfolio accounting services. As a result, beginning in 2004, Federated no longer recognizes revenue or third-party expenses in the Consolidated Statements of Income for portfolio accounting services provided to the Federated-sponsored funds. Federated’s revenue in the first quarter 2003 included $4.1 million for these portfolio accounting services. In addition, in February 2004, Federated announced its intent to outsource its transfer agency function to an independent third-party provider of these services by June 30, 2004, subject to approval by the independent board of trustees of the Federated-sponsored funds. Negotiations are ongoing and will likely result in the elimination of transfer agency fees from Federated’s revenue. Federated’s revenue in the first quarters of 2004 and 2003 included $6.5 million and $6.7 million, respectively, for transfer agency services.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2004	2003
By Asset Class
Money market	$138,005	$149,893	(8)%
Fixed-income	29,498	28,372	4%
Equity	26,399	17,400	52%

Total managed assets	$193,902	$195,665	(1)%

By Product Type
Mutual Funds:
Money market	$121,788	$132,454	(8)%
Fixed-income	23,824	23,769	0%
Equity	23,994	15,606	54%

Total mutual fund assets	$169,606	$171,829	(1)%

Separate Accounts:
Money market	$16,217	$17,440	(7)%
Fixed-income	5,674	4,602	23%
Equity	2,405	1,794	34%

Total separate account assets	$24,296	$23,836	2%

Total managed assets	$193,902	$195,665	(1)%

Average Managed Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2004	2003
By Asset Class
Money market	$144,157	$155,631	(7)%
Fixed-income	29,533	27,420	8%
Equity	26,394	17,662	49%

Total average managed assets	$200,084	$200,713	(0)%

By Product Type
Mutual Funds:
Money market	$127,767	$138,427	(8)%
Fixed-income	23,874	22,954	4%
Equity	23,623	15,867	49%

Total average mutual fund assets	$175,264	$177,248	(1)%

Separate Accounts:
Money market	$16,390	$17,204	(5)%
Fixed-income	5,659	4,466	27%
Equity	2,771	1,795	54%

Total average separate account assets	$24,820	$23,465	6%

Total average managed assets	$200,084	$200,713	(0)%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

(in millions)	2004	2003	Percent Change
Period-end assets as of March 31,	$43,660	$36,133	21%
Average assets for the three months ended March 31,	$43,920	$36,790	19%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2004	2003
Equity Funds
Beginning assets	$22,817	$16,240

Sales	1,953	1,506
Redemptions	(1,529)	(1,335)

Net sales	424	171
Net exchanges	64	(9)
Other*	689	(796)

Ending assets	$23,994	$15,606

Fixed-Income Funds
Beginning assets	$24,004	$22,169

Sales	2,582	4,480
Redemptions	(3,030)	(2,988)

Net (redemptions) sales	(448)	1,492
Net exchanges	(24)	(184)
Other*	292	292

Ending assets	$23,824	$23,769

*	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2004	2003	2004	2003
Money market assets	72%	77%	40%	51%
Equity assets	13%	9%	35%	24%
Fixed-income assets	15%	14%	20%	20%
Other activities	—	—	5%	5%

Total and average managed assets as of and for the three months ended March 31, 2004, remained relatively flat as compared to total and average managed assets for the same period last year. Equity assets benefited from improved markets and fund sales during the fourth quarter 2003 and first quarter 2004, climbing 52% to $26.4 billion as of March 31, 2004 from March 31, 2003. Average equity assets for first quarter 2004 increased 49% over the average for first quarter 2003. Fixed-income assets increased 4% in total assets and 8% in average assets as compared to first quarter 2003 due primarily to strong sales in 2003. These increases in managed assets were offset by declines in total and average money market assets as compared to the same period of 2003. Total money market assets declined 8% as the rate advantage from the Federal Reserve Bank easings in late 2002 and in the first half of 2003 dissipated leading to yields on direct market instruments exceeding money market fund yields.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Net Income. Federated reported net income of $51.7 million or $0.46 per diluted share for the three-month period ended March 31, 2004, as compared to net income of $48.7 million or $0.43 per diluted share for the same period last year. The increase in net income of 6% reflects increased revenue from managed assets, partially offset by an increase in operating and nonoperating expenses. The increase in diluted earnings per share for the first quarter 2004 as compared to the same period of 2003 is the result of increased net income as well as the reduced weighted-average diluted shares outstanding due to stock repurchases in 2003 and the first quarter 2004 and a decrease in the dilutive potential shares from stock-based compensation.

Revenue. Revenue for the three-month periods ended March 31, are set forth in the following table:

(in millions)	2004	2003	Change	Percent Change
Revenue from managed assets	$215.3	$183.6	$31.7	17%
Revenue from sources other than managed assets	11.8	10.5	1.3	12%

Total Revenue	$227.1	$194.1	$33.0	17%

Revenue for the first quarter 2004 increased $33.0 million as compared to the same period of 2003 primarily as a result of increased revenue from managed assets, which includes investment advisory, administrative and other service fees and commission income earned in connection with investment portfolios managed by Federated. Of the 17% increase in revenue from managed assets, 12% reflects the impact of significant growth in average equity assets under management since the first quarter 2003 partially offset by the effect of a reduction in money market average assets as compared to the same period of the prior year. The remaining 5% increase in revenue from managed assets reflects a $12.8 million increase relating to the application of financing treatment in 2004 to account for all B-share funding arrangements, partially offset by a $4.1 million reduction due to changes in the Federated-fund-related portfolio accounting contracts effective for 2004.

Revenue from sources other than managed assets, which represents 5% of Federated’s revenue in the first quarter 2004, increased $1.3 million for the first quarter 2004 as compared to the same period last year. This increase primarily reflects increased distribution fee revenue from clearing and retirement services as a result of higher equity and fixed-income assets.

Operating Expenses. Operating expenses for the three-month periods ended March 31, are set forth in the following table:

(in millions)	2004	2003	Change	Percent Change
Compensation and related	$49.6	$42.3	$7.3	17%
Marketing and distribution	41.5	36.5	5.0	14%
Amortization of deferred sales commissions	14.3	3.2	11.1	347%
Amortization of intangible assets	2.7	2.6	0.1	4%
All other	29.9	30.6	(0.7)	(2)%

Total Operating Expenses	$138.0	$115.2	$22.8	20%

Total operating expenses for the first quarter 2004 increased $22.8 million as compared to the same period last year. Compensation and related expense for the three months ended March 31, 2004, increased over first quarter 2003 primarily as a result of an increase in incentive compensation due to the accrual of the incentive compensation component of the contingent payments associated with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund. The increase in marketing and distribution expense primarily reflects higher distribution costs as a result of increased equity fund assets and increases in the cost of distributing our products through intermediaries. Amortization of deferred sales commissions increased in first quarter 2004 over first quarter

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

2003 primarily as a result of applying financing treatment in 2004 to account for all B-share funding arrangements in the Consolidated Statements of Income. All other expenses decreased as a result of the elimination of portfolio accounting fee expenses due to changes in the Federated-fund-related contracts and certain rent-related credits resulting from a 2003 amendment to the building lease for Federated’s headquarters, which were mostly offset by $4.2 million of the $4.3 million charge related to various legal, compliance and regulatory matters.

Nonoperating Income (Expenses). Nonoperating expenses, net increased $4.2 million for the first quarter 2004 as compared to the same period last year primarily as a result of applying financing treatment in 2004 to account for all B-share funding arrangements.

Income Taxes. The income tax provision for the three-month period ended March 31, 2004 was $29.9 million as compared to $26.9 million for the same period in 2003. The effective tax rate was 36.6% and 35.6% for the first quarter 2004 and 2003, respectively. The increase in the effective tax rate is largely attributable to higher state income taxes for the state of New York as a result of increased revenue from equity assets in the Federated Kaufmann fund products.

Liquidity and Capital Resources

At March 31, 2004, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $309.7 million as compared to $272.3 million at December 31, 2003. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its Credit Facility as of March 31, 2004.

Operating Activities. Cash provided by operating activities totaled $66.6 million for the first quarter 2004, as compared to $54.6 million for the same period in 2003. The increase is primarily attributable to the tax benefit realized in 2004 on restricted stock awarded in 1994 that became taxable to certain participants on January 1, 2004.

Investing Activities. During the first quarter 2004, Federated paid $1.4 million to acquire primarily computer-related equipment.

Financing Activities. During the first quarter 2004, Federated used $28.3 million for financing activities. Of this amount, Federated used $12.4 million to repurchase 0.4 million shares of Class B common stock in the open market and in private transactions under the stock repurchase program. As of March 31, 2004, Federated can repurchase an additional 4.5 million shares under its existing buyback program, the original term of which has been extended through April 30, 2005 (see Note (12) to the Consolidated Financial Statements presented elsewhere in this report).

Federated paid dividends in the first quarter 2004 equal to $9.2 million or $0.085 per share. On April 19, 2004, Federated’s board of directors declared a dividend of $0.102 per share that is payable on May 14, 2004.

Stock repurchases and dividend payments are subject to restrictions under Federated’s credit facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through March 31, 2004, Federated, given current debt covenants, has the ability to make additional stock repurchases and dividend payments of more than $217 million.

Proceeds and payments relating to nonrecourse debt increased in the first quarter 2004 as compared to first quarter 2003 as a result of using financing treatment to account for all B-share funding arrangements in 2004.

During the first quarter 2004, management determined that reasonably estimable future cash flows from revenue streams related to B shares sold through March 1997 will not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated began accelerating the write off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset and debt balances were both written down by an additional $1.8 million during the first quarter 2004.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Contractual Obligations and Contingent Liabilities

Contractual. The following table presents as of March 31, 2004, Federated’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent amounts contractually due to the recipient and do not include any unamortized discounts or other similar carrying value adjustments. Further discussion of Federated’s capital and operating lease obligations is contained in Notes (5) and (10) of the Consolidated Financial Statements for the year ended December 31, 2003 contained in Federated’s Annual Report on Form 10-K.

	Payments due in
(in millions)	2004	2005-2006	2007-2008	After 2008	Total
Capital lease obligations	$1.2	$0.6	$0	$0	$1.8
Operating lease obligations	13.3	26.7	21.7	47.2	108.9
Purchase obligations[1]	9.6	5.4	1.9	0	16.9
Employment-related commitments[2]	5.1	4.3	0	0	9.4

Total	$29.2	$37.0	$23.6	$47.2	$137.0

1	Federated is a party to various contracts pursuant to which it receives certain services including legal, trade order transmission and recovery services, as well as access to various fund-related information systems and research databases. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts expire on various dates through the year 2008. Costs for such services are expensed as incurred.
2	Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments. These contracts expire on various dates through the year 2006.

Pursuant to various acquisition agreements entered into by Federated in 2001, 2002 and 2003, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated completed the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund. The related acquisition agreement provides for additional payments based upon the achievement of specified revenue growth through 2007. Federated could pay as much as $159.2 million between 2004 and 2007 as contingent payments if revenue targets are met, with $79.6 million payable in May 2004. Of the $79.6 million, $66.2 million is capitalized as goodwill and is recorded in “Other current liabilities” and $12.7 million represents incentive compensation recorded in “Accrued expenses – other” as of March 31, 2004. The remaining $0.7 million of incentive compensation will be expensed in the second quarter 2004.

In addition, pursuant to the terms of three other acquisitions, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on any Federated fund shareholder account for which the seller is the named broker/dealer of record. In the case of these three acquisitions, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

Internal Review of Mutual Fund Trading Activities. As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the Securities and Exchange Commission (SEC), National Association of Securities Dealers (NASD) and New York State Attorney General. Federated subsequently received inquiries from the U.S. Attorneys Offices for the Western District of Pennsylvania and the Southern District of New York, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell are conducting the review at the direction of a special investigating committee of Federated’s board of directors. The special investigating committee is comprised of three independent directors, and Federated’s chief executive and chief legal officers. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated established a restoration fund of approximately $7.6 million (recorded in 2003) to compensate for the detrimental impact from the improper trading activities identified in the review. The independent directors of the mutual funds have not yet determined how to distribute the restoration fund and no government agency has passed on the establishment or amount of the restoration fund. Federated is continuing to complete the review of information relating to trading activities and to cooperate with ongoing governmental investigations. Federated will conduct further investigation as necessary.

The Consolidated Financial Statements for the first quarter 2004 reflect a $4.3 million pretax charge for various legal, regulatory and compliance matters. Of this amount, $2.8 million represents an additional accrual of estimated costs to complete Federated’s internal review, including costs incurred on behalf of the funds. The charge does not include fines, penalties or other amounts that governmental agencies may impose or claims asserted in private litigation. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and distribute the restoration fund. If actual experience differs significantly from the judgments used to determine the initial estimate, the amount accrued as of March 31, 2004 would be subject to further revision.

Other Regulatory Inquiries. Federated continues to receive information requests from the SEC and NASD on matters in addition to mutual fund trading practices. Since September 2003, Federated has responded to requests concerning: (i) valuation of securities traded in foreign markets, (ii) application of breakpoints to reduce front-end loads, (iii) waiver of front-end loads for transfers made from competing mutual funds, (iv) so called “revenue sharing” payments or brokerage commissions used to support distribution of mutual funds, (v) valuation, liquidity and tax-exemption of high yield municipal securities, (vi) arrangements relating to administrative services provided by Federated to mutual funds sponsored by third-parties, and (vii) management of index mutual funds. The U.S. Attorneys Office for the Eastern District of Missouri and the Connecticut Banking Commission have also requested information regarding “revenue sharing” arrangements.

Legal Proceedings. During the period October 2003 through March 2004, Federated was named as a defendant in 18 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Ten of these actions have been transferred to a multi-district litigation (MDL) panel of judges sitting in the U.S. District Court for the District of Maryland for consolidated pre-trial proceedings. Federated expects four other cases to be transferred to the MDL panel. The cases generally involve claims arising from allegations that Federated permitted improper trading practices including market timing and late trading in concert with certain institutional traders, which allegedly caused injury to the mutual fund shareholders. Three additional cases, alleging excessive advisory and rule 12b-1 fees on behalf of certain Federated mutual funds, have been filed or are being transferred to the U.S. District Court for the District of Western Pennsylvania. One case alleging breach of contract has been filed in an Illinois State Circuit Court.

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation.

In addition, Federated has other claims asserted and threatened against it in the ordinary course of business. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination for any pending or threatened other claim will materially affect the financial position or results of operations of Federated.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, funding property and equipment acquisitions and seeding new products. As a result of recently adopted regulations and frequent requests for information from regulatory authorities, management expects that expenditures for compliance personnel, compliance systems and related professional and consulting fees will increase. Federated has also experienced increases in the cost of insurance, including professional liability, fidelity bond coverage and health care. Management expects these increases, including the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Variable Interest Entities

Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CBOs are subject to greater risk than traditional investment products. The notes issued by the CBOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of five to twelve years. As a result of their corporate governance, the CBOs meet the definition of a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). After performing an expected cash flow analysis for each CBO, management determined that Federated is not the primary beneficiary of the CBOs as defined by FIN 46 and thus is not required to consolidate the financial condition and results of operations of these CBOs in Federated’s Consolidated Financial Statements. As of March 31, 2004, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

Federated holds an investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of March 31, 2004, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

In addition, a number of Federated-sponsored investment products, including offshore money market and flucuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of March 31, 2004, total assets under management in these investment products approximated $9 billion. Federated’s investments in these products represent its maximum exposure to loss. As of March 31, 2004, Federated’s investment was $22.5 million, of which $22.3 million was invested in offshore money market funds.

Recent Accounting Pronouncements

FIN 46. In accordance with the applicable transition provisions, management applied a two-step approach to its adoption of FIN 46. As of December 31, 2003, management adopted the provisions of FIN 46 for all special-purpose entities and concluded that its relationship with the three CBO products, for which Federated acts as investment manager, met the definition of significant variable interests. As of March 31, 2004, management completed its analysis of the impact of adopting FIN 46 to account for any additional variable interest entities with which Federated is involved. As a result of this analysis, management concluded that Federated was not the primary beneficiary of any variable interests as of March 31, 2004.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003, management believes that its policies regarding accounting for intangible assets, income taxes

Management’s Discussion and Analysis (Continued)

of Financial Condition and Results of Operations (Unaudited)

and stock-based employee compensation involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003.

Accounting for Intangible Assets. Two aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation and (2) ongoing evaluation for impairment. The process of allocating purchase price based on the fair value of identifiable intangible assets at the date of acquisition requires management estimates and judgment as to expectations for profit margins on the assets, asset redemption rates, growth from sales efforts and the effects of market conditions. If actual operating margins or the rate of changes in assets, among other assumptions, differ significantly from the estimates and judgments used in the initial valuation for the purchase price allocation, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated’s consolidated financial position and results of operations.

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with a business combination. Over 80% of the carrying value of Federated’s customer-related intangible assets as of March 31, 2004 relates to a single renewable investment advisory contract with one fund. A decline in the managed asset balance in this particular fund in excess of the estimated rate of change in the acquired assets could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the estimated rate. No changes have been made to this estimate in the current year.

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of December 31, 2003, Federated had not recorded a valuation allowance on the $6.6 million deferred tax assets relating to Federated’s CBO other-than-temporary impairment losses. Federated considered the following facts in connection with its evaluation of the realizability of the deferred tax asset: (1) the impairment losses do not represent capital losses for tax purposes until the losses are realized, (2) the actual amount of capital loss associated with Federated’s investment in the CBOs will not be known until such time as Federated’s investments are either redeemed by the CBOs or sold by Federated, (3) the carry-forward period for capital losses is five years, and (4) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize the capital loss carry-forwards in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.6 million for these deferred tax assets.

Accounting for Employee Stock-Based Compensation. Federated adopted the fair-value recognition provisions of SFAS 123 for employee stock-based compensation for all stock-based awards granted, modified or settled on or after January 1, 2003. Awards granted prior to 2003 continue to be accounted for using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts disclosed in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (performance seeds) in order to provide investable cash to the fund, thereby allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At March 31, 2004, Federated was exposed to price risk with regard to its $0.9 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. Federated did not hold any derivative investments to hedge its performance seeds at March 31, 2004.

Federated’s remaining investment in the CBO products, which totaled $0.6 million at March 31, 2004, is subject to interest rate risk and may be adversely affected by increases in interest rates.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 40% of Federated’s revenue in the first quarter 2004 was from managed assets in money market products. With the potential for record-low short-term interest rates to rise, certain institutional investors using money market funds for cash management purposes may shift these investments to direct investments in money market instruments in order to realize higher yields than those available in money market funds holding lower yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various mutual fund portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market funds and from other fixed-income products.

For further discussion of managed assets and factors that impact Federated’s revenue, see the sections entitled “General,” “Asset Highlights” and “Contractual Obligations and Contingent Liabilities” herein as well as the sections entitled “Regulatory Matters” and “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

See Note (11)(e) to the Consolidated Financial Statements contained in Part I of this report for information on Legal Proceedings.

Part II, Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

(Unaudited)

The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2004. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (6)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January[2]	210,101	$28.65	210,101	4,731,684
February	20,000	32.04	20,000	4,711,684
March	185,000	32.57	185,000	4,526,684

Total	415,101	$30.56	415,101	4,526,684

[1]	Federated’s current share repurchase program was announced in April 2003. The board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through April 30, 2004. In April 2004, the board of directors approved an extension of the current program through April 30, 2005. No other plans have expired or been terminated during the first quarter 2004.
[2]	All shares purchased in January were purchased from awardees of stock-based compensation to cover the related minimum statutory tax withholdings.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholders’ meeting was held on April 19, 2004.

(b)	The following individuals were elected to the board of directors of Federated Investors, Inc.: John F. Donahue, J. Christopher Donahue, Michael J. Farrell, David M. Kelly, John W. McGonigle, James L. Murdy and Edward G. O’Connor.

(c)	The only matter voted upon was the election of the directors. All 9,000 Class A Shares eligible to vote did so affirmatively.

Part II, Item 6. Exhibits and Reports on Form 8-K

(Unaudited)

(a)	The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 Material contracts – Federated Investors, Inc. Annual Incentive Plan, amended as of February 5, 2004 (filed herewith)

Exhibit 10.2 Material contracts – Federated Investors, Inc. Stock Incentive Plan, amended as of April 19, 2004 (filed herewith)

Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	Reports on Form 8-K: During the first quarter 2004, no reports on Form 8-K were filed other than those identified in Part IV, Item 15(b) of Federated Investors, Inc. 2003 Form 10-K.

During the period from April 1, 2004 through May 7, 2004, Federated furnished the following reports on Form 8-K to the Securities and Exchange Commission:

(1) Under Item 12, Form 8-K dated April 19, 2004, reporting first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date May 7, 2004	By: /s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date May 7, 2004	By: /s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer