Form 10-Q
period 2004-06-30
FEDERATED INVESTORS INC /PA/
filed 2004-08-06
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 2, 2004, the Registrant had outstanding 9,000 shares of Class A Common Stock and 108,396,107 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to changes in the mix of bank clients for fund administration services; the need to make additional contingent payments pursuant to acquisition agreements; the costs associated with the internal review of mutual fund trading activities and other regulatory inquiries; future cash needs; accounting for intangible assets; accounting for income taxes and loss contingencies; market risk to investments and revenue; and the impact of an increase in interest rates constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the mix of bank clients for fund administration services is subject to the decisions of the clients to internalize or change service providers and the impact of mergers in the banking industry; the costs associated with the internal review of mutual fund trading activities, other regulatory inquiries and future cash needs will be impacted by any additional information requests from or fines or penalties paid to governmental agencies and the cost associated with private litigation; the accounting for intangible assets and loss contingencies is based upon estimates and will be affected if actual results differ significantly; the accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market funds. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003, and other reports on file with the Securities and Exchange Commission.

Part I, Item I. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) (unaudited)	June 30, 2004	December 31, 2003
Current Assets
Cash and cash equivalents	$189,752	$232,464
Marketable securities	1,776	1,526
Receivables – affiliates	30,842	33,196
Receivables – other, net of reserve of $55 and $289 respectively	7,281	5,065
Accrued revenue	7,931	6,999
Prepaid expenses	26,581	8,219
Current deferred tax asset, net	1,071	3,545
Other current assets	455	318

Total current assets	265,689	291,332

Long-Term Assets
Goodwill	230,532	165,007
Investment advisory contracts, net	50,086	53,579
Other intangible assets, net	5,951	7,682
Deferred sales commissions, net of accumulated amortization of $269,781 and $240,657, respectively	309,092	327,717
Property and equipment, net of accumulated depreciation of $31,688 and $34,422, respectively	28,870	30,892
Other long-term assets	6,197	3,019

Total long-term assets	630,728	587,896

Total assets	$896,417	$879,228

Current Liabilities
Cash overdraft	$5,906	$4,629
Current portion of long-term debt – recourse	965	1,043
Current portion of long-term debt – nonrecourse	7,886	0
Accrued expenses – affiliates	2,019	9,245
Accrued expenses – other	46,828	75,733
Accounts payable	36,160	34,626
Income taxes payable	1,188	1,819
Other current liabilities	15,319	3,306

Total current liabilities	116,271	130,401

Long-Term Liabilities
Long-term debt – recourse	103	542
Long-term debt – nonrecourse	301,583	327,142
Long-term deferred tax liability, net	21,247	19,614
Other long-term liabilities	8,818	5,116

Total long-term liabilities	331,751	352,414

Total liabilities	448,022	482,815

Minority interest	341	560

Commitments and contingencies (Note (13))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	110,801	87,932
Additional paid-in capital from treasury stock transactions	2,868	3,809
Retained earnings	831,543	749,410
Treasury stock, at cost, 22,394,249 and 20,849,698 shares Class B common stock, respectively	(496,115)	(445,153)
Employee restricted stock awards	(1,545)	(706)
Accumulated other comprehensive income, net of tax	313	372

Total shareholders’ equity	448,054	395,853

Total liabilities, minority interest, and shareholders’ equity	$896,417	$879,228

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Investment advisory fees, net-affiliates	$132,559	$125,292	$269,108	$245,545
Investment advisory fees, net-other	4,578	4,056	9,595	7,862
Administrative service fees, net-affiliates	30,733	32,135	62,629	64,172
Administrative service fees, net-other	3,810	3,821	7,652	7,532
Other service fees, net-affiliates	34,017	23,512	69,518	44,736
Other service fees, net-other	5,607	4,883	11,579	9,635
Other, net	1,780	2,036	3,683	3,617

Total revenue	213,084	195,735	433,764	383,099

Operating Expenses
Compensation and related	41,852	43,297	88,125	82,280
Marketing and distribution	40,544	37,851	82,043	74,352
Professional service fees	10,206	8,261	19,045	16,304
Office and occupancy	5,660	5,953	10,626	12,276
Systems and communications	4,761	5,127	9,914	10,252
Advertising and promotional	4,277	4,222	8,065	8,116
Travel and related	3,184	3,216	5,699	6,017
Amortization of deferred sales commissions	13,964	3,404	28,277	6,642
Amortization of intangible assets	2,692	2,610	5,351	5,217
Other	2,774	3,049	5,184	5,142

Total operating expenses	129,914	116,990	262,329	226,598

Operating income	83,170	78,745	171,435	156,501

Nonoperating Income (Expenses)
Interest and dividends	632	382	1,325	825
Gain on securities, net	1	0	1	0
Debt expense – recourse	(90)	(124)	(182)	(252)
Debt expense – nonrecourse	(5,246)	(1,065)	(10,692)	(2,121)
Other	(34)	(102)	(123)	(103)

Total nonoperating expenses, net	(4,737)	(909)	(9,671)	(1,651)

Income from continuing operations before minority interest and income taxes	78,433	77,836	161,764	154,850
Minority interest	2,478	2,578	4,989	5,096

Income from continuing operations before income taxes	75,955	75,258	156,775	149,754
Income tax provision	27,306	27,048	56,939	53,550

Income from continuing operations	48,649	48,210	99,836	96,204
Discontinued operations, net of tax (Note (2))	2,000	850	2,546	1,567

Net income	$50,649	$49,060	$102,382	$97,771

Earnings per share – Basic[1]
Income from continuing operations	$0.45	$0.45	$0.92	$0.89
Income from discontinued operations	0.02	0.01	0.02	0.01

Net income	$0.47	$0.46	$0.95	$0.90

Earnings per share – Diluted[1]
Income from continuing operations	$0.44	$0.43	$0.90	$0.85
Income from discontinued operations	0.02	0.01	0.02	0.01

Net income	$0.46	$0.44	$0.92	$0.87

Cash dividends per share	$0.102	$0.070	$0.187	$0.127

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(dollars in thousands) (unaudited)
Six Months Ended June 30,	2004	2003
Operating Activities
Net income	$102,382	$97,771
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	28,277	6,642
Depreciation and other amortization	9,482	9,800
Minority interest	4,989	5,096
Gain on disposal of assets	(62)	(2,424)
Provision for deferred income taxes	3,389	2,294
Tax benefit from stock-based compensation	21,282	367
Deferred sales commissions paid	(28,667)	(42,080)
Purchases of trading securities	(242)	0
Contingent deferred sales charges received	14,206	250
Proceeds from sale of certain B-share-related future revenues	0	34,306
Other changes in assets and liabilities:
Decrease in receivables, net	2,224	2,636
Increase in other assets	(16,871)	(558)
Decrease in accounts payable and accrued expenses	(33,756)	(19,208)
(Decrease) increase in income taxes payable	(631)	96
Increase (decrease) in other current liabilities	11,469	(2,488)
(Decrease) increase in other long-term liabilities	(214)	154

Net cash provided by operating activities	117,257	92,654

Investing Activities
Additions to property and equipment	(3,243)	(1,585)
Cash paid for costs of business disposal	(245)	0
Cash paid for business acquisitions	(66,225)	(23)
Purchases of securities available for sale	(9)	(11)
Proceeds from redemptions of securities available for sale	5	57

Net cash used by investing activities	(69,717)	(1,562)

Financing Activities
Distributions to minority interest	(5,208)	(5,263)
Dividends paid	(20,249)	(14,019)
Proceeds from shareholders for stock-based compensation and other	2,060	1,104
Purchase of treasury stock	(52,202)	(106,417)
Proceeds from new borrowings – nonrecourse	25,182	7,027
Payments on debt – nonrecourse	(39,179)	(5,236)
Payments on debt – recourse	(517)	(490)
Payments on acquired customer relationship obligation	(139)	(113)

Net cash used by financing activities	(90,252)	(123,407)

Net decrease in cash and cash equivalents	(42,712)	(32,315)
Cash and cash equivalents, beginning of period	232,464	149,909

Cash and cash equivalents, end of period	$189,752	$117,594

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

(b) B-Share Deferred Sales Commissions and Nonrecourse Debt

Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and contingent deferred sales charges (CDSCs). For financial reporting purposes, these arrangements are treated as financings. As a result, Federated capitalizes all of the upfront commissions as deferred sales commissions and recognizes B-share-related distribution fees and servicing fees in the Consolidated Statements of Income even though legal title to these fees has been transferred to the third party. In addition, Federated records nonrecourse debt equal to the proceeds received on the sale of future revenue streams. The debt does not contain a contractual maturity or stated interest rate. Interest rates are imputed based on current market conditions at the time of issuance. The deferred sales commission asset and nonrecourse debt balance are amortized over the estimated life of the B-share fund asset dependent upon the level and timing of cash flows from the sold future revenue streams, not to exceed eight years. CDSCs collected on the B-share fund assets are used to reduce the deferred sales commission asset. Management accelerates the write off of these asset and debt balances when reasonably estimable future cash flows indicate that cash flows will not be sufficient to fully amortize the remaining deferred sales commission asset and nonrecourse debt balance.

Sale accounting treatment was applied to account for the sale of distribution fees and CDSCs pursuant to the B-share funding arrangements in 2003. As a result, B-share-related distribution fees and related expenses are not reflected in Federated’s Consolidated Statements of Income for 2003. In addition, the Consolidated Statement of Cash Flows for 2003 reflects sale accounting treatment while 2004 reflects financing treatment.

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

Federated has contractual arrangements with third parties to provide certain fund-related services. Based on the nature of Federated’s involvement and obligations under these arrangements, Federated’s revenue is recorded gross or net of third-party payments. Investment advisory fees, administrative service fees, distribution fees and certain other service fees are generally recorded gross of payments made to third parties while shareholder service fees are recorded net of certain third-party payments. Third-party payments for shareholder services recorded as an offset to revenue for the three and six months ended June 30, 2004 were $41.3 million and $84.5 million, respectively as compared to $42.0 million and $84.5 million, respectively for the three and six months ended June 30, 2003.

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

With respect to restricted stock awards, the fair value of the award (the difference between the market value of Federated’s Class B common stock on the date of grant and the purchase price paid by the employee) is charged to “Employee restricted stock awards” on the Consolidated Balance Sheets when the restricted stock is awarded and recognized as compensation expense on a straight-line basis over the period of employee performance during which the awards vest, which ranges from five to ten years.

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003. As allowed by SFAS 123, Federated calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income	$50,649	$49,060	$102,382	$97,771
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	114	52	188	94
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(937)	(1,245)	(526)	(2,525)

Pro forma net income	$49,826	$47,867	$102,044	$95,340

Earnings per share:
Basic earnings per share	$0.47	$0.46	$0.95	$0.90
Pro forma basic earnings per share	$0.46	$0.45	$0.94	$0.88
Diluted earnings per share	$0.46	$0.44	$0.92	$0.87
Pro forma diluted earnings per share	$0.45	$0.43	$0.92	$0.84

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

(e) Marketable Securities

Marketable securities include available-for-sale and trading securities held by Federated. Federated’s available-for-sale securities are classified as current or long-term assets and are included in “Marketable securities” or “Other long-term assets,” respectively, on the Consolidated Balance Sheets based on management’s intention to sell the investment. At June 30, 2004 and December 31, 2003, Federated did not hold any available-for-sale securities that were classified as long-term assets. Federated’s trading securities held at June 30, 2004, are classified as current and are included in “Marketable securities” on the Consolidated Balance Sheets. Federated did not hold any trading securities at December

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

31, 2003. For more details regarding Federated’s policy for marketable securities, see Note (1)(g) to the Consolidated Financial Statements for the year ended December 31, 2003, included in Federated’s Annual Report on Form 10-K.

(f) Intangible Assets

Intangible assets, consisting primarily of goodwill, investment advisory contracts and employment and noncompete agreements acquired in connection with various business combinations, are recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model considers various factors to project the present value of future cash flows expected to be generated from the asset. Given the investment advisory nature of Federated’s business and of the businesses acquired over the years, these factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated redemption rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is equal to Federated’s weighted-average cost of capital. After the fair value of all separately identifiable assets has been estimated, the cost of the acquisition in excess of the sum of the fair values of these assets is allocated to goodwill.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which Federated adopted in January 2002, Federated no longer amortizes goodwill but rather tests it for impairment at least annually or when indicators of potential impairment exist. Federated uses a two-step process to test for and measure impairment that begins with an estimation of the fair value of its reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment.

Federated amortizes separately identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Historically, Federated has used either straight-line or an accelerated method of amortization after considering specific characteristics of the underlying shareholder base to forecast the pattern in which the economic benefits will be consumed, including shareholder behavior, demographics and persistency levels. The assets are amortized over their estimated useful lives, which range from four to 14 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated reverses the cost and accumulated amortization balances for all fully amortized intangible assets.

(g) Loss Contingencies

In accordance with SFAS 5, “Accounting for Contingencies,” Federated accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Federated’s results of operations, financial position or cash flows.

(h) Recent Accounting Pronouncements

In accordance with the applicable transition provisions, Management applied a two-step approach to its adoption of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). As of December 31, 2003, management adopted the provisions of FIN 46 for all special-

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

purpose entities and concluded that its relationship with the three collateralized bond obligation (CBO) products, for which Federated acts as investment manager, met the definition of significant variable interests. As of March 31, 2004, management completed its analysis of the impact of adopting FIN 46 to account for any additional variable interest entities with which Federated is involved. As a result of this analysis, management concluded that Federated was not the primary beneficiary of any variable interests as of March 31, 2004. See Note (11) Variable Interest Entities for a discussion regarding Federated’s significant variable interests as of June 30, 2004.

(2) Discontinued Operations

On June 30, 2004, Federated completed the sale of its transfer agency business to Boston Financial Data Services. Total net assets included in the transfer agency sale were approximately $1.1 million and consisted primarily of $0.7 million of goodwill, $0.7 million of fixed assets offset by $0.3 million of unamortized balances of specifically identified refurbishment allowances and deferred rent associated with the assignment of a building lease. There was no material gain or loss associated with this transaction.

The results of operations of the transfer agency business included in discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net revenue from discontinued operations	$7,871	$6,739	$14,329	$13,434

Pre-tax income from discontinued operations	$2,739	$1,308	$3,579	$2,411
Income tax provision	739	458	1,033	844

Income from discontinued operations, net of tax	$2,000	$850	$2,546	$1,567

(3) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts	$72,961	$(22,875)	$50,086	$72,834	$(19,255)	$53,579
Noncompete agreements	15,400	(9,839)	5,561	15,400	(8,299)	7,101
Other	1,612	(1,222)	390	1,612	(1,031)	581

Total identifiable intangible assets	$89,973	$(33,936)	$56,037	$89,846	$(28,585)	$61,261

Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2004 were $2.7 million and $5.4 million, respectively, and $2.6 million and $5.2 million, respectively, for the same periods of 2003. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2004	$10,643
2005	10,362
2006	7,989
2007	7,011
2008	6,979

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Goodwill at June 30, 2004 and December 31, 2003 was $230.5 million and $165.0 million, respectively. During the first quarter 2004, Federated recorded $66.2 million of additional goodwill to account for the contingent purchase price paid in May 2004 in connection with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001. With this payment, 60% of the total contingent purchase price payment available to be paid over the first six years following the acquisition’s closing date has been paid. See Note (13) Commitments and Contingencies for details regarding the potential remaining payments. More than 80% of the goodwill balances at June 30, 2004 and December 31, 2003 represented goodwill resulting from this acquisition.

On June 30, 2004, Federated sold $0.7 million in goodwill in connection with the sale of the transfer agency business. See Note (2) Discontinued Operations for further discussion of this sale transaction.

(4) Other Long-term Assets

Federated’s other long-term assets consisted of the following at June 30, 2004 and December 31, 2003:

(in thousands)	June 30, 2004	December 31, 2003
Lease-related receivable	$3,399	$0
Equity investment	2,410	2,618
Security deposits	304	306
Prepaid and other assets	84	95

Total	$6,197	$3,019

The lease-related receivable represents a refurbishment allowance associated with Federated’s recently amended operating lease for its corporate headquarters. This allowance will be payable in 2006 and was recorded as a long-term receivable as of January 1, 2004, the effective date of the amendment.

(5) Other Current Liabilities

Federated’s other current liabilities at June 30, 2004, included $11.3 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review into past mutual fund trading practices (See Note (13)(c) Commitments and Contingencies – Internal Review of Mutual Fund Trading Activities for a discussion regarding the internal review). The advance payment of this insurance recovery to Federated is contingent upon approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this advance payment. Because the outcome of this claim is unclear at this time, Federated recorded the advance payment as a liability and will evaluate the contingency until it is resolved.

(6) Recourse Debt

Federated’s total recourse debt balance of $1.1 million and $1.6 million at June 30, 2004 and December 31, 2003, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 4.55% with weighted-average interest rates of 3.73% and 3.77% at June 30, 2004 and December 31, 2003, respectively. The four capital leases outstanding at June 30, 2004, have expiration dates that range from the first quarter 2005 to the first quarter 2006.

As of June 30, 2004, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility) or under its $50.0 million discretionary line of credit agreement.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(7) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	June 30, 2004	December 31, 2003
Deferred sales commissions on B shares, net (Note (1)(b))	$305,022	$324,030
Other deferred sales commissions, net	4,070	3,687

Deferred sales commissions, net	$309,092	$327,717

Current and long-term portions of nonrecourse debt consisted of the following (Note (1)(b)):

(in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at June 30, 2004	June 30, 2004	December 31, 2003
	2004[1]	2003[2]
Financings through March 1997	7.60%	7.60%	0.8 year	$7,886	$13,239
Financings between April 1997 and September 2000	8.13%	8.06%	4.3 years	134,762	146,967
Financings between October 2000 and December 2003	5.41%	5.55%	7.5 years	145,501	166,936
Financings between January 2004 and June 2004	4.75%	N/A	8.0 years	21,320	0

Total long-term debt – nonrecourse				$309,469	$327,142

[1]	As of June 30, 2004
[2]	As of December 31, 2003

For B shares sold on or after January 1, 2004, Federated funds the payment of the upfront sales commission under an amended agreement with an independent financial institution, which expires in December 2006.

(8) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.085 and $0.102 per share or approximately $9.2 million and $11.0 million were paid in the first and second quarters of 2004, respectively, to holders of common shares.

As of June 30, 2004, under Federated’s current share buyback programs, Federated can repurchase approximately 3.1 million additional shares subject to the cash payment limit imposed by the Credit Facility.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of June 30, 2004, Federated had the ability to make additional stock repurchase and dividend payments of more than $190 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of June 30, 2004, a total of 68,689 shares had been purchased by employees in this plan since the plan’s inception.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Employee Stock-Based Compensation

During the first half of 2004, Federated sold 40,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan. The restricted stock was purchased out of treasury. During the same time period, restrictions lapsed on 3,579,375 shares of Federated Class B common stock. During the first half of 2004, Federated issued 16,500 employee stock options. During the same time period 233,550 employee stock options were exercised by purchasing shares out of treasury and 843,150 employee stock options were forfeited. As of June 30, 2004, 1,978,200 shares with an exercise price of $1.28 became fully vested and are exercisable from July 1, 2004 through June 30, 2005.

(9) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Numerator
Income from continuing operations	$48,649	$48,210	$99,836	$96,204
Income from discontinued operations	2,000	850	2,546	1,567

Net income	$50,649	$49,060	$102,382	$97,771

Denominator
Basic weighted-average shares outstanding	107,654	107,307	108,025	108,490
Dilutive potential shares from stock-based compensation	3,265	4,396	3,407	4,341

Diluted weighted-average shares outstanding	110,919	111,703	111,432	112,831

Earnings per share – Basic
Income from continuing operations	$0.45	$0.45	$0.92	$0.89
Income from discontinued operations	0.02	0.01	0.02	0.01

Net income[1]	$0.47	$0.46	$0.95	$0.90

Earnings per share – Diluted
Income from continuing operations	$0.44	$0.43	$0.90	$0.85
Income from discontinued operations	0.02	0.01	0.02	0.01

Net income[1]	$0.46	$0.44	$0.92	$0.87

[1]	Totals may not sum due to rounding.

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended June 30, 2004 and 2003, options to purchase 1.5 million and 3.1 million shares of common stock, respectively, at a weighted-average exercise price per share of $32.85 and $31.03, respectively, were outstanding but not included in the computation of diluted earnings per share for each quarter due to the option exercise price being greater than the average market price of Federated Class B common stock. For the six months ended June 30, 2004 and 2003, options to purchase 1.3 million and 3.3 million shares of common stock, respectively, at a weighted-average exercise price per share of $33.25 and $30.76, respectively, were outstanding but not included in the computation of diluted earnings per share for each six-month period due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(10) Comprehensive Income

Comprehensive income was $50.6 million and $102.3 million for the three- and six- month periods ended June 30, 2004, respectively, and $49.1 million and $97.9 million, respectively, for the same periods of 2003.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(11) Variable Interest Entities

Federated acts as the investment manager for two high-yield CBO products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CBOs are subject to greater risk than traditional investment products. The notes issued by the CBOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of five to twelve years. As a result of their corporate governance, the CBOs meet the definition of a VIE under FIN 46. After performing an expected cash flow analysis for each CBO, management determined that Federated is not the primary beneficiary of the CBOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CBOs in Federated’s Consolidated Financial Statements. As of June 30, 2004, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

Federated holds an investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of June 30, 2004, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

In addition, a number of Federated-sponsored investment products, including offshore money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of June 30, 2004, total assets under management in these investment products approximated $8 billion. Federated’s investments in these products represent its maximum exposure to loss. As of June 30, 2004, Federated’s investment in these investment products was $23.9 million, of which $23.7 million was invested in offshore money market funds.

(12) Related Party Transactions

Federated provides investment advisory, administrative, distribution and shareholder services to various Federated products including the Federated group of funds (Federated funds or affiliates). All of these services provided for the Federated funds are under contracts that definitively set forth the fees to be charged for these services and are approved by the funds’ independent directors/trustees. Federated may waive certain fees charged for these services in order to make the Federated funds more competitive or to meet regulatory or contractual requirements. At June 30, 2004 and December 31, 2003, Federated’s receivable from affiliates totaled $30.8 million and $33.2 million, respectively.

At June 30, 2004 and December 31, 2003, Federated’s accrued expenses payable to affiliates totaled $2.0 million and $9.2 million, respectively. The $7.2 million decrease reflects the $7.0 million payment of restitution to the Federated funds in June 2004. Of the $2.0 million accrued expenses payable to affiliates balance at June 30, 2004, $1.3 million related to Federated’s internal review and regulators’ inquiries into past mutual fund trading practices (see Note (13) Commitments and Contingencies for more detail). The remaining amounts primarily represent fund-related expenses assumed by Federated in certain cases in order to make the Federated funds more competitive or to meet regulatory or contractual requirements.

(13) Commitments and Contingencies

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Pursuant to this acquisition agreement, Federated could pay an additional $66.2 million as contingent purchase price and $13.4 million as contingent incentive compensation between 2005 and 2007 if certain revenue targets are met.

Pursuant to the remaining acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

(b) Guarantees and Indemnifications

Federated has not issued any guarantees for the obligations of third parties. On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc. and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated’s right to challenge the other party’s claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial position or results of operations.

(c) Internal Review of Mutual Fund Trading Activities

As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the Securities and Exchange Commission (SEC), National Association of Securities Dealers (NASD) and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Offices for the Western District of Pennsylvania and the Southern District of New York, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell are conducting the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee is comprised of three independent directors, and Federated’s chief executive and chief legal officers. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated established a restoration fund of approximately $7.6 million (recorded in 2003) to compensate for the detrimental impact from the improper trading activities identified in the review. Approximately $7.0 million of this has been distributed to the funds in accordance with the findings of an independent expert retained by the funds’ board of directors. The Company, the funds and the funds’ independent counsel and independent expert continue to evaluate certain trading records for possible detrimental impact arising from the acceptance and processing of trades after the applicable deadline, none of which are believed to involve any arrangements to permit such trading activities. When this review is completed, the funds’ board of directors are expected to determine what distribution, if any, will be made to shareholders. No government agency has passed on the establishment or amount of the restoration fund. Federated is continuing to complete the review of information relating to trading activities and to cooperate with ongoing governmental investigations. Federated will conduct further investigation as necessary.

The Consolidated Financial Statements for the three and six months ended June 30, 2004 reflect a $5.0 million and $9.2 million pretax charge, respectively, for various legal, regulatory and compliance matters. Of these amounts, $2.9

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

million and $6.6 million, respectively, represent costs incurred and estimated to complete Federated’s internal review, including costs incurred on behalf of the funds. The charge does not include fines, penalties or other amounts that governmental agencies may impose or claims asserted in private litigation. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and distribute the remainder of the restoration fund. If actual experience differs significantly from the judgments used to determine the initial estimate, the amount accrued as of June 30, 2004 would be subject to further revision.

(d) Other Regulatory Inquiries

Federated continues to receive information requests from the SEC and NASD on matters in addition to mutual fund trading practices. In addition to those previously reported, as of July 31, 2004, Federated had received requests concerning: (i) anti-money laundering programs and (ii) marketing, trading, valuation and other information regarding a short-term bond fund.

(e) Legal Proceedings

During the period October 2003 through June 2004, Federated was named as a defendant in 21 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Fourteen of these actions have been transferred to a multi-district litigation (MDL) panel of judges sitting in the U.S. District Court for the District of Maryland for consolidated pre-trial proceedings. The cases generally involve claims arising from allegations that Federated permitted improper trading practices including market timing and late trading in concert with certain institutional traders, which allegedly caused injury to mutual funds and/or their shareholders. Four additional cases, alleging excessive advisory, Rule 12b-1 and other fees on behalf of certain Federated mutual funds, have been filed in or transferred to the U.S. District Court for the District of Western Pennsylvania. One additional case alleging improper and excessive fees has been filed in the Western District of Tennessee. Two cases have been dismissed voluntarily. All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations or liquidity in the period in which the effect becomes reasonably estimable.

In addition, Federated has other claims asserted and threatened against it in the ordinary course of business. These claims are subject to inherent uncertainties. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination for any pending or threatened other claim will materially affect the financial position, results of operations or liquidity of Federated.

(14) Subsequent Events

On July 26, 2004, the board of directors declared a dividend of $0.102 per share to be paid on August 13, 2004, to shareholders of record as of August 6, 2004.

During the month of July 2004, 1,498,900 of the 1,978,200 shares that became exercisable on July 1, 2004 were exercised at an exercise price of $1.28.

On August 2, 2004, Federated sold 286,000 shares of restricted Class B common stock to certain employees at a purchase price of $3.00 per share. These awards vest over ten years during which period restrictions will lapse at the end of the fifth year for 50% of the shares awarded and at the end of the tenth year for the remaining shares.

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

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment management companies in the United States with $183.8 billion in managed assets as of June 30, 2004. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder, trade clearing and retirement plan recordkeeping services (collectively, “Other Services”).

Investment advisory, administrative and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and maintain assets. Rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain threshold levels. Generally, rates charged for services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Federated pays a significant portion of its distribution and shareholder service fees to financial intermediaries that sell and service Federated-sponsored products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income either as reductions to revenue as in the case of certain shareholder service fee payments or as an expense as in the case of certain distribution fee payments.

Federated’s remaining Other Services fees are based on fixed rates per transaction or retirement plan participant. Revenue relating to these services will vary with changes in the number of transactions and plan participants which are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new products and acquisitions.

Federated’s most significant operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits, and marketing and distribution costs.

Business Developments

On June 30, 2004, Federated completed the sale of its transfer agency function to an independent third-party provider of these services. The operating results of this business were reported net of tax as discontinued operations on the Consolidated Financial Statements included elsewhere in this report for all periods presented. See Note (2) to the Consolidated Financial Statements for details regarding this sale.

Effective January 1, 2004, Federated was no longer responsible for providing accounting services to the Federated-sponsored funds. Rather, the funds began contracting directly with an independent third-party provider of portfolio accounting services. As a result, beginning in 2004, Federated no longer recognizes revenue or third-party expenses in the Consolidated Statements of Income for portfolio accounting services provided to the Federated-sponsored funds. Federated’s revenue for the three- and six-month periods ended June 30, 2003 included $4.1 million and $8.2 million, respectively, for these portfolio accounting services.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2004	2003
By Asset Class
Money market	$131,385	$151,398	(13)%
Fixed-income	25,858	30,169	(14)%
Equity	26,598	20,786	28%

Total managed assets	$183,841	$202,353	(9)%

By Product Type
Mutual Funds:
Money market	$117,543	$135,922	(14)%
Fixed-income	21,473	24,709	(13)%
Equity	24,074	18,663	29%

Total mutual fund assets	$163,090	$179,294	(9)%

Separate Accounts:
Money market	$13,842	$15,476	(11)%
Fixed-income	4,385	5,460	(20)%
Equity	2,524	2,123	19%

Total separate account assets	$20,751	$23,059	(10)%

Total managed assets	$183,841	$202,353	(9)%

Average Managed Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change
By Asset Class
Money market	$137,022	$150,307	(9)%	$140,590	$152,969	(8)%
Fixed-income	27,366	29,433	(7)%	28,449	28,426	0%
Equity	26,104	19,622	33%	26,249	18,642	41%

Total average managed assets	$190,492	$199,362	(4)%	$195,288	$200,037	(2)%

By Product Type
Mutual Funds:
Money market	$122,089	$134,027	(9)%	$125,054	$136,227	(8)%
Fixed-income	22,461	24,336	(8)%	23,167	23,641	(2)%
Equity	23,686	17,606	35%	23,655	16,737	41%

Total average mutual fund assets	$168,236	$175,969	(4)%	$171,876	$176,605	(3)%

Separate Accounts:
Money market	$14,933	$16,279	(8)%	$15,536	$16,742	(7)%
Fixed-income	4,905	5,097	(4)%	5,282	4,785	10%
Equity	2,418	2,017	20%	2,594	1,905	36%

Total average separate account assets	$22,256	$23,393	(5)%	$23,412	$23,432	0%

Total average managed assets	$190,492	$199,362	(4)%	$195,288	$200,037	(2)%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Period-End and Average Administered Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Period-end assets	$43,566	$37,612	16%	$43,566	$37,612	16%
Average assets	$43,331	$36,982	17%	$43,625	$36,886	18%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Equity Funds
Beginning assets	$23,994	$15,606	$22,817	$16,240

Sales	1,422	1,444	3,385	2,949
Redemptions	(1,400)	(1,331)	(2,933)	(2,665)

Net sales	22	113	452	284
Net exchanges	49	50	113	41
Other*	9	2,894	692	2,098

Ending assets	$24,074	$18,663	$24,074	$18,663

Fixed-Income Funds
Beginning assets	$23,824	$23,769	$24,004	$22,169

Sales	1,884	3,824	4,508	8,296
Redemptions	(3,713)	(3,344)	(6,758)	(6,330)

Net (redemptions) sales	(1,829)	480	(2,250)	1,966
Net exchanges	(171)	(89)	(195)	(273)
Other*	(351)	549	(86)	847

Ending assets	$21,473	$24,709	$21,473	$24,709

*	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2004	2003	2004	2003
Money market assets	72%	77%	40%	50%
Equity assets	13%	9%	36%	24%
Fixed-income assets	15%	14%	20%	21%
Other activities	—	—	4%	5%

The June 30, 2004 period-end managed assets decreased 9% over period-end managed assets at June 30, 2003. Average managed assets for the three and six months ended June 30, 2004, decreased 4% and 2%, respectively, over

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

average managed assets for the same periods in 2003. Equity assets benefited from improved markets and fund sales during the first half of 2004, climbing 28% to $26.6 billion as of June 30, 2004 from June 30, 2003. Average equity assets for three- and six-month periods ended June 30, 2004 increased 33% and 41%, respectively, over the average assets for the same periods in 2003. Total and average fixed-income and money market assets for the three- and six-month periods ended June 30, 2004, declined or remained flat as compared to the same periods last year due largely to the expectation and occurrence of rising market interest rates. Fixed-income assets decreased 14% in total as of June 30, 2004 as compared to June 30, 2003. Average fixed-income assets decreased 7% for the three months ended June 30, 2004 and remained flat for the first half of 2004 as compared to the same period of the prior year. Total money market assets at June 30, 2004 declined 13% as compared to June 30, 2003. Average money market assets declined 9% and 8% for the three- and six-month periods ended June 30, 2004, respectively, as compared to the same periods of the prior year.

Results of Operations

Net Income. Federated reported net income of $50.6 million and $102.4 million for the three- and six-month periods ended June 30, 2004, respectively, as compared to net income of $49.1 million and $97.8 million for the same periods last year. These increases for the three- and six-month periods reflect increased revenue from managed assets partially offset by an increase in operating and nonoperating expenses. Diluted earnings per share for the three- and six-month periods ended June 30, 2004 increased 5% and 6%, respectively, as compared to diluted earnings per share for the same periods in 2003. These increases are primarily the result of increased net income and a decrease in the dilutive potential shares from stock-based compensation.

Revenue. Revenue for the three- and six-month periods ended June 30, are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2004	2003	Change	Percent Change	2004	2003	Change	Percent Change
Revenue from managed assets	$203.2	$186.2	$17.0	9%	$413.7	$364.4	$49.3	14%
Revenue from sources other than managed assets	9.9	9.5	0.4	4%	20.1	18.7	1.4	7%

Total Revenue	$213.1	$195.7	$17.4	9%	$433.8	$383.1	$50.7	13%

Revenue for the three- and six-month periods ended June 30, 2004 increased $17.4 million and $50.7 million, respectively, as compared to the same periods of 2003. These increases primarily reflect increased revenue from managed assets, which includes investment advisory, administrative and other service fees and commission income earned in connection with investment portfolios managed by Federated. For the three-month period ended June 30, 2004, revenue from managed assets increased 9%. Of this increase, 5% reflects the impact of significant growth in average equity assets under management since the second quarter 2003 partially offset by the effect of a reduction in money market and fixed-income average assets as compared to the same period of the prior year. The remaining 4% increase in revenue from managed assets reflects a $12.2 million increase in “Other service fees, net – affiliates” relating to the application of financing treatment in 2004 to account for all B-share funding arrangements, partially offset by a $4.1 million reduction in “Other service fee, net – affiliates” due to changes in the Federated-fund-related portfolio accounting contracts effective for 2004.

For the six-month period ended June 30, 2004, revenue from managed assets increased 14%. Of this increase, 9% reflects the impact of significant growth in average equity assets under management partially offset by the effect of a reduction in money market average assets as compared to the same period of the prior year. The remaining 5% increase in revenue from managed assets reflects a $25.0 million increase in “Other service fees, net – affiliates” relating to the application of financing treatment in 2004 to account for all B-share funding arrangements, partially offset by a $8.2 million reduction in “Other service fee, net – affiliates” due to changes in the Federated-fund-related portfolio accounting contracts effective for 2004.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Revenue from sources other than managed assets, which represents 5% of Federated’s revenue in the second quarter and first half of 2004, increased for the three- and six-month periods ended June 30, 2004 as compared to the same periods last year. These increases primarily reflect increased distribution fee revenue from clearing and retirement services as a result of higher assets. Looking ahead, we are anticipating changes in the mix of bank clients for fund administration services and we estimate these changes will negatively impact revenues from sources other than managed assets for the second half of 2004 by approximately $1 million and an additional $2 million in 2005.

Operating Expenses. Operating expenses for the three- and six-month periods ended June 30, are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2004	2003	Change	Percent Change	2004	2003	Change	Percent Change
Compensation and related	$41.9	$43.3	$(1.4)	(3)%	$88.1	$82.3	$5.8	7%
Marketing and distribution	40.5	37.9	2.6	7%	82.0	74.4	7.6	10%
Amortization of deferred sales commissions	14.0	3.4	10.6	312%	28.3	6.6	21.7	329%
Amortization of intangible assets	2.7	2.6	0.1	4%	5.4	5.2	0.2	4%
All other	30.8	29.8	1.0	3%	58.5	58.1	0.4	1%

Total Operating Expenses	$129.9	$117.0	$12.9	11%	$262.3	$226.6	$35.7	16%

Total operating expenses for the three and six months ended June 30, 2004 increased $12.9 million and $35.7 million, respectively, as compared to the same periods last year. Compensation and related expense for the three months ended June 30, 2004, decreased from second quarter 2003 while compensation and related expense for the first half of 2004 increased as compared to the same period of 2003. In the second quarter 2004, the decrease relates primarily to (1) a $1.4 million decrease relating to a new bonus program available to certain employees that was initiated in March 2004, pursuant to which a portion of the bonus earned in 2004 will be paid out in the form of restricted stock to be granted in the first quarter 2005 with a three-year prospective vesting term, and (2) a $0.6 million decrease in the accrual for contingent incentive compensation associated with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (the Kaufmann Acquisition) due to a single year’s payment being eligible for payment in 2005 as compared to the two-year catch-up payment made in May 2004, partially offset by (3) a $0.3 million increase in stock-based compensation expenses. In the first half of 2004, compensation and related expense increased as compared to the same period last year primarily as a result of a $5.1 million increase in the accrual for contingent incentive compensation relating to the Kaufmann Acquisition due to (1) a $2.4 million accrual reversal in the first quarter of 2003 resulting from actual equity market performance differing from the performance estimated as of December 31, 2002 and (2) a $2.7 million increase due largely to the aforementioned two-year catch-up accrual which ran through the beginning of the second quarter of 2004 and was paid in May 2004.

With respect to marketing and distribution expenses, the increases in the second quarter and first half of 2004, as compared to the same periods of 2003 primarily reflect higher distribution costs attributable to increased assets.

Amortization of deferred sales commissions increased in the second quarter and the first half of 2004 as compared to the same periods in 2003 primarily as a result of applying financing treatment in 2004 to account for all B-share funding arrangements in the Consolidated Statements of Income.

All other expenses increased for both the three- and six-month periods. These increases primarily reflect a $4.1 million and $7.8 million charge recorded as “Professional service fees” in the second quarter and first half of 2004, respectively, for various legal, compliance and regulatory matters largely offset by the elimination of portfolio accounting expenses due to changes in the Federated-fund-related contracts.

Nonoperating Income (Expenses). Nonoperating expenses, net, increased $3.8 million and $8.0 million for the three and six months ended June 30, 2004 as compared to the same periods in 2003 primarily as a result of applying financing treatment in 2004 to account for all B-share funding arrangements.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Income Taxes. The income tax provision for continuing operations for the three- and six-month periods ended June 30, 2004 was $27.3 million and $56.9 million, respectively, as compared to $27.0 million and $53.6 million for the same periods in 2003. The effective tax rate was 36.0% and 35.9% for the second quarters 2004 and 2003, respectively, and 36.3% and 35.8% for the first half of 2004 and 2003, respectively.

Income from Discontinued Operations. Income from discontinued operations primarily reflects after-tax income of the transfer agency business sold as of June 30, 2004. The sale did not result in a material gain or loss on disposal. For additional discussion, see Note (2) to the Consolidated Financial Statements contained elsewhere in this report.

Liquidity and Capital Resources

At June 30, 2004, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $229.7 million as compared to $272.3 million at December 31, 2003. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its Credit Facility as of June 30, 2004.

Operating Activities. Cash provided by operating activities totaled $117.3 million for the six-month period ended June 30, 2004, as compared to $92.7 million for the same period in 2003. The increase is primarily attributable to the $21.3 million tax benefit realized in 2004 on restricted stock awarded in 1994 that became taxable to certain participants in January 2004 and the $11.3 million insurance recovery received in June 2004 (see Note (5) to the Consolidated Financial Statements contained elsewhere in this report), partially offset by the $7.0 million in restitution paid to the Federated-sponsored mutual funds in June 2004.

Investing Activities. During the first half of 2004, Federated used $69.7 million for investing activities. Of this amount, Federated paid $66.2 million in contingent purchase price payments related to the Kaufmann Acquisition. In addition, Federated paid $3.2 million to acquire property and equipment, $2.0 million of which was computer related.

Financing Activities. During the first half of 2004, Federated used $90.3 million for financing activities. Of this amount, Federated used $52.2 million to repurchase 1.8 million shares of Class B common stock in the open market and in private transactions under the stock repurchase program. As of June 30, 2004, Federated can repurchase an additional 3.1 million shares under its existing buyback program, the original term of which has been extended through April 30, 2005.

Federated paid dividends in the first and second quarters of 2004 equal to $9.2 million and $11.0 million or $0.085 and $0.102 per share, respectively. On July 26, 2004, Federated’s board of directors declared a dividend of $0.102 per share that is payable on August 13, 2004.

Stock repurchases and dividend payments are subject to restrictions under Federated’s Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through June 30, 2004, given current debt covenants, Federated has the ability to make additional stock repurchases and dividend payments of more than $190 million.

Proceeds and payments relating to nonrecourse debt increased in the first half of 2004 as compared to the first half of 2003 as a result of using financing treatment to account for all B-share funding arrangements in 2004.

During the first half of 2004, management determined that reasonably estimable future cash flows from revenue streams related to B shares sold through March 1997 will not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated began accelerating the write off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset and debt balances were written down by an additional $3.6 million and $3.7 million, respectively, during the first half of 2004.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Contractual Obligations and Contingent Liabilities

Contractual. The following table presents as of March 31, 2004, Federated’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent amounts contractually due to the recipient and do not include any unamortized discounts or other similar carrying value adjustments. Further discussion of Federated’s capital and operating lease obligations is contained in Notes (5) and (10) of the Consolidated Financial Statements for the year ended December 31, 2003 contained in Federated’s Annual Report on Form 10-K. There have been no changes during the second quarter that would significantly change the information presented below.

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

Pursuant to various acquisition agreements entered into by Federated in 2001, 2002 and 2003, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. The related acquisition agreement provides for additional payments based upon the achievement of specified revenue growth through 2007. Federated could pay as much as $79.6 million between 2005 and 2007 as contingent payments if revenue targets are met.

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

Internal Review of Mutual Fund Trading Activities. As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the Securities and Exchange Commission (SEC), National Association of Securities Dealers (NASD) and New York State Attorney General. Federated subsequently received inquiries from the U.S. Attorneys Offices for the Western District of Pennsylvania and the Southern District of New York, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell are conducting the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee is comprised of three independent directors, and Federated’s chief executive and chief legal officers. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated established a restoration fund of approximately $7.6 million (recorded in 2003) to compensate for the detrimental impact from the improper trading activities identified in the review. Approximately $7.0 million of this has been distributed to the funds in accordance

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

with the findings of an independent expert retained by the funds’ board of directors. The Company, the funds and the funds’ independent counsel and independent expert continue to evaluate certain trading records for possible detrimental impact arising from the acceptance and processing of trades after the applicable deadline, none of which are believed to involve any arrangements to permit such trading activities. When this review is completed, the funds’ board of directors are expected to determine what distribution, if any, will be made to shareholders. No government agency has passed on the establishment or amount of the restoration fund. Federated is continuing to complete the review of information relating to trading activities and to cooperate with ongoing governmental investigations. Federated will conduct further investigation as necessary.

The Consolidated Financial Statements for the three and six months ended June 30, 2004 reflect a $5.0 million and $9.2 million pretax charge for various legal, regulatory and compliance matters, respectively. Of these amounts, $2.9 million and $6.6 million, respectively, represent costs incurred and estimated to complete Federated’s internal review, including costs incurred on behalf of the funds. The charge does not include fines, penalties or other amounts that governmental agencies may impose or claims asserted in private litigation. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and distribute the remainder of the restoration fund. If actual experience differs significantly from the judgments used to determine the initial estimate, the amount accrued as of June 30, 2004 would be subject to further revision.

Other Regulatory Inquiries. Federated continues to receive information requests from the SEC and NASD on matters in addition to mutual fund trading practices. In addition to those previously reported, as of July 31, 2004, Federated had received requests concerning: (i) anti-money laundering programs and (ii) marketing, trading, valuation and other information regarding a short-term bond fund.

Legal Proceedings. During the period October 2003 through June 2004, Federated was named as a defendant in 21 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Fourteen of these actions have been transferred to a multi-district litigation (MDL) panel of judges sitting in the U.S. District Court for the District of Maryland for consolidated pre-trial proceedings. The cases generally involve claims arising from allegations that Federated permitted improper trading practices including market timing and late trading in concert with certain institutional traders, which allegedly caused injury to mutual funds and/or their shareholders. Four additional cases, alleging excessive advisory, Rule 12b-1 and other fees on behalf of certain Federated mutual funds, have been filed in or transferred to the U.S. District Court for the District of Western Pennsylvania. One additional case alleging improper and excessive fees has been filed in the Western District of Tennessee. Two cases have been dismissed voluntarily. All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations or liquidity in the period in which the effect becomes reasonably estimable.

In addition, Federated has other claims asserted and threatened against it in the ordinary course of business. These claims are subject to inherent uncertainties. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination for any pending or threatened other claim will materially affect the financial position, results of operations or liquidity of Federated.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, funding property and equipment acquisitions, including computer-related equipment and seeding new products. As a result of recently adopted regulations and frequent requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will increase. Resolution of the matters described above regarding the internal review, other regulatory inquiries and legal proceedings could result in payments, including fines and/or penalties which may have a significant impact on Federated’s liquidity, capital resources and results of operations. Federated has also experienced increases in the cost of insurance, including professional liability, fidelity

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

bond coverage and health care. Management expects these increases, including the assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Variable Interest Entities

Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CBOs are subject to greater risk than traditional investment products. The notes issued by the CBOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of five to twelve years. As a result of their corporate governance, the CBOs meet the definition of a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). After performing an expected cash flow analysis for each CBO, management determined that Federated is not the primary beneficiary of the CBOs as defined by FIN 46 and thus is not required to consolidate the financial condition and results of operations of these CBOs in Federated’s Consolidated Financial Statements. As of June 30, 2004, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

Federated holds an investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of June 30, 2004, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

In addition, a number of Federated-sponsored investment products, including offshore money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of June 30, 2004, total assets under management in these investment products approximated $8 billion. Federated’s investments in these products represent its maximum exposure to loss. As of June 30, 2004, Federated’s investment in these investment products was $23.9 million, of which $23.7 million was invested in offshore money market funds.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003 and contained elsewhere in this report, management believes that its policies regarding accounting

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

for intangible assets, income taxes, stock-based employee compensation and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements contained elsewhere in this report and Note (1) included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with a business combination. Over 80% of the carrying value of Federated’s customer-related intangible assets as of June 30, 2004 relates to a single renewable investment advisory contract with one fund. A decline in the managed asset balance in this particular fund in excess of the estimated rate of change in the acquired assets could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the estimated rate. No changes have been made to this estimate in the current year.

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

Accounting for Employee Stock-Based Compensation. Federated adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for employee stock-based compensation for all stock-based awards granted, modified or settled on or after January 1, 2003. Awards granted prior to 2003 continue to be accounted for using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts disclosed in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report.

Accounting for Loss Contingencies. In accordance with SFAS 5, “Accounting for Contingencies,” Federated accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual effort required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s assumptions used to estimate the related costs. These differences could have a material adverse effect on Federated’s results of operations, financial position or cash flows.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s securities investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (performance seeds) in order to provide investable cash to the fund, thereby allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At June 30, 2004, Federated was exposed to price risk with regard to its $1.0 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. At June 30, 2004, Federated also held a $0.2 million investment in the common stock of large-cap companies which exposed it to price risk. Federated did not hold any derivative investments at June 30, 2004.

Federated’s remaining investment in the CBO products, which totaled $0.6 million at June 30, 2004, is subject to interest rate risk and may be adversely affected by increases in interest rates.

Market Risk - Revenue

A significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 40% of Federated’s revenue in the first half of 2004 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in the first half of 2004, and are expected to continue to increase. In a rising rate environment, certain institutional investors using money market funds and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various mutual fund portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market funds and from other fixed-income products.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

See Note (13)(e) to the Consolidated Financial Statements contained in Part I of this report for information on Legal Proceedings.

Part II, Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

(Unaudited)

The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2004. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (8)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	310,000	$29.87	310,000	4,216,684
May	763,900	28.75	763,900	3,452,784
June	329,100	30.78	329,100	3,123,684

Total	1,403,000	$29.47	1,403,000	3,123,684

[1]	Federated’s current share repurchase program was announced in April 2003. The board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through April 30, 2004. In April 2004, the board of directors approved an extension of the current program through April 30, 2005. No other plans have expired or been terminated during the second quarter 2004.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No additional matters have been submitted to a vote of security holders during the period covered by this report other than those already disclosed in the quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Part II, Item 6. Exhibits and Reports on Form 8-K

(Unaudited)

(a)	The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 Material contracts – Agreement with Boston Financial Data Services (filed herewith)

Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	Reports on Form 8-K: During the second quarter 2004, no reports on Form 8-K were filed other than those identified in Part II, Item 6(b) of Federated Investors, Inc. Form 10-Q for the period ended March 31, 2004.

During the period from July 1, 2004 through August 6, 2004, Federated furnished the following reports on Form 8-K to the Securities and Exchange Commission:

(1)	Under Item 5, Form 8-K dated July 6, 2004, announcing the completed transition of its mutual fund transfer agency business to Boston Financial Data Services.

(2)	Under Item 12, Form 8-K dated July 27, 2004, reporting second quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date August 6, 2004	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date August 6, 2004	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer