Form 10-Q
period 2004-09-30
FEDERATED INVESTORS INC /PA/
filed 2004-11-03
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 29, 2004, the Registrant had outstanding 9,000 shares of Class A Common Stock and 107,445,987 shares of Class B Common Stock.

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

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) (unaudited)	September 30, 2004	December 31, 2003
Current Assets
Cash and cash equivalents	$207,286	$232,464
Marketable securities	1,776	1,526
Receivables – affiliates	26,853	33,196
Receivables – other, net of reserve of $99 and $289, respectively	4,344	5,065
Accrued revenue	7,700	6,999
Prepaid expenses	34,107	8,219
Current deferred tax asset, net	1,669	3,545
Other current assets	276	318
Total current assets	284,011	291,332
Long-Term Assets
Goodwill	230,568	165,007
Investment advisory contracts, net	49,386	53,579
Other intangible assets, net	5,086	7,682
Deferred sales commissions, net of accumulated amortization of $284,133 and $240,657, respectively	297,279	327,717
Property and equipment, net of accumulated depreciation of $30,805 and $34,422, respectively	28,468	30,892
Other long-term assets	6,349	3,019
Total long-term assets	617,136	587,896
Total assets	$901,147	$879,228
Current Liabilities
Cash overdraft	$4,548	$4,629
Current portion of long-term debt – recourse	762	1,043
Current portion of long-term debt – nonrecourse	5,416	0
Accrued compensation and benefits	32,757	51,412
Accrued expenses – affiliates	4,650	9,245
Accrued expenses – other	27,659	35,674
Accounts payable	27,661	24,789
Income taxes payable	1,473	1,819
Other current liabilities	17,238	1,790
Total current liabilities	122,164	130,401
Long-Term Liabilities
Long-term debt – recourse	45	542
Long-term debt – nonrecourse	293,080	327,142
Long-term deferred tax liability, net	22,054	19,614
Other long-term liabilities	8,841	5,116
Total long-term liabilities	324,020	352,414
Total liabilities	446,184	482,815
Minority interest	462	560
Commitments and contingencies (Note (13))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	134,738	87,932
Additional paid-in capital from treasury stock transactions	0	3,809
Retained earnings	849,654	749,410
Treasury stock, at cost, 22,143,949 and 20,849,698 shares Class B common stock, respectively	(521,135)	(445,153)
Employee restricted stock awards	(9,292)	(706)
Accumulated other comprehensive income, net of tax	347	372
Total shareholders’ equity	454,501	395,853
Total liabilities, minority interest, and shareholders’ equity	$901,147	$879,228

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Investment advisory fees, net-affiliates	$127,225	$131,176	$396,333	$376,720
Investment advisory fees, net-other	4,491	4,192	14,086	12,054
Administrative service fees, net-affiliates	29,915	32,580	92,544	96,753
Administrative service fees, net-other	3,582	3,882	11,234	11,414
Other service fees, net-affiliates	32,302	24,249	101,819	68,984
Other service fees, net-other	5,700	5,058	17,280	14,694
Other, net	1,974	1,937	5,657	5,554
Total revenue	205,189	203,074	638,953	586,173
Operating Expenses
Compensation and related	42,088	44,490	130,213	126,770
Marketing and distribution	37,336	40,832	119,379	115,184
Professional service fees	6,697	9,302	25,742	25,606
Office and occupancy	5,563	5,850	16,189	18,125
Systems and communications	5,050	4,764	14,964	15,016
Advertising and promotional	3,655	4,228	11,720	12,344
Travel and related	2,956	3,137	8,655	9,154
Amortization of deferred sales commissions	13,526	3,910	41,803	10,553
Amortization of intangible assets	2,669	2,630	8,020	7,847
Other	4,276	2,310	9,460	7,452
Total operating expenses	123,816	121,453	386,145	348,051
Operating income	81,373	81,621	252,808	238,122
Nonoperating Income (Expenses)
Interest and dividends	767	415	2,092	1,239
Loss on securities, net	(8)	0	(7)	0
Debt expense – recourse	(108)	(110)	(289)	(362)
Debt expense – nonrecourse	(5,082)	(1,062)	(15,775)	(3,183)
Other, net	5	0	(118)	(102)
Total nonoperating expenses, net	(4,426)	(757)	(14,097)	(2,408)
Income from continuing operations before minority interest and income taxes	76,947	80,864	238,711	235,714
Minority interest	2,477	2,547	7,466	7,643
Income from continuing operations before income taxes	74,470	78,317	231,245	228,071
Income tax provision	27,269	28,412	84,208	81,962
Income from continuing operations	47,201	49,905	147,037	146,109
Discontinued operations, net of tax (Note (2))	(150)	1,035	2,396	2,602
Net income	$47,051	$50,940	$149,433	$148,711
Earnings per share – Basic
Income from continuing operations	$0.44	$0.47	$1.36	$1.35
(Loss) income from discontinued operations	(0.00)	0.01	0.02	0.02
Net income[1]	$0.44	$0.48	$1.39	$1.38
Earnings per share – Diluted
Income from continuing operations	$0.43	$0.45	$1.33	$1.30
(Loss) income from discontinued operations	(0.00)	0.01	0.02	0.02
Net income	$0.43	$0.46	$1.35	$1.32
Cash dividends per share	$0.102	$0.085	$0.289	$0.212

1  Totals may not sum due to rounding.

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2004	2003
Operating Activities
Net income	$149,433	$148,711
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	41,803	10,553
Depreciation and other amortization	14,135	15,356
Minority interest	7,466	7,643
Gain on disposal of assets	(111)	(3,553)
Provision for deferred income taxes	4,329	1,963
Tax benefit from stock-based compensation	37,187	3,469
Deferred sales commissions paid	(38,103)	(59,072)
Net payments for trading securities	(242)	0
Contingent deferred sales charges received	20,056	440
Proceeds from sale of certain B-share-related future revenues	0	49,133
Other changes in assets and liabilities:
Decrease in receivables, net	6,743	2,724
(Increase) decrease in other assets	(26,579)	1,276
(Decrease) increase in accounts payable and accrued expenses	(26,619)	2,874
(Decrease) increase in income taxes payable	(346)	821
Increase (decrease) in other current liabilities	10,310	(6,690)
Increase (decrease) in other long-term liabilities	2,167	(154)

Net cash provided by operating activities	201,629	175,494

Investing Activities
Additions to property and equipment	(4,859)	(5,146)
Proceeds from disposal of property and equipment	42	0
Net proceeds from business disposal	1,294	0
Cash paid for business acquisitions	(67,303)	(1,239)
Purchases of securities available for sale	(36)	(823)
Proceeds from redemptions of securities available for sale	29	74

Net cash used by investing activities	(70,833)	(7,134)

Financing Activities
Distributions to minority interest	(7,564)	(7,736)
Dividends paid	(31,303)	(23,257)
Proceeds from shareholders for stock-based compensation and other	5,109	4,286
Purchase of treasury stock	(98,184)	(120,037)
Proceeds from new borrowings – nonrecourse	33,875	10,063
Payments on debt – nonrecourse	(56,920)	(8,299)
Payments on debt – recourse	(778)	(742)
Payments on acquired customer relationship obligation	(209)	(172)

Net cash used by financing activities	(155,974)	(145,894)

Net (decrease) increase in cash and cash equivalents	(25,178)	22,466
Cash and cash equivalents, beginning of period	232,464	149,909

Cash and cash equivalents, end of period	$207,286	$172,375

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

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Our analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, administrative service fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. By contrast, management determined that in the case of shareholder services Federated acts as an agent; thus Federated records shareholder service fees net of certain third-party payments. Management reached this conclusion based largely on the fact that given the personalized nature of shareholder services, the customer, in this case the shareholder, has a direct relationship with their financial intermediary for the provision of shareholder services. Third-party payments for shareholder services recorded as an offset to revenue for the three and nine months ended September 30, 2004 were $40.5 million and $125.0 million, respectively as compared to $43.7 million and $128.2 million for the three and nine months ended September 30, 2003, respectively.

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

With respect to restricted stock awards, the fair value of the award (the difference between the market value of Federated’s Class B common stock on the date of grant and the purchase price paid by the employee) is charged to “Employee restricted stock awards” on the Consolidated Balance Sheets when the restricted stock is awarded and recognized as compensation expense on a straight-line or modified straight-line basis over the period of employee performance during which the awards vest, which ranges from five to ten years.

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003. As allowed by SFAS 123, Federated calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income	$47,051	$50,940	$149,433	$148,711
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	160	57	348	151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(1,173)	(1,204)	(1,699)	(3,729)
Pro forma net income	$46,038	$49,793	$148,082	$145,133

Earnings per share:
Basic earnings per share	$0.44	$0.48	$1.39	$1.38
Pro forma basic earnings per share	$0.43	$0.47	$1.37	$1.34

Diluted earnings per share	$0.43	$0.46	$1.35	$1.32
Pro forma diluted earnings per share	$0.42	$0.45	$1.33	$1.29

1 “All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(e) Marketable Securities

Marketable securities include available-for-sale and trading securities held by Federated. Federated’s available-for-sale securities are classified as current or long-term assets and are included in “Marketable securities” or “Other long-term assets,” respectively, on the Consolidated Balance Sheets based on management’s intention to sell the investment. At September 30, 2004 and December 31, 2003, Federated did not hold any available-for-sale securities that were classified as long-term assets. Federated’s trading securities held at September 30, 2004, are classified as current and are included in “Marketable securities” on the Consolidated Balance Sheets. Federated did not hold any trading securities at December 31, 2003. For more details regarding Federated’s policy for marketable securities, see Note (1)(g) to the Consolidated Financial Statements for the year ended December 31, 2003, included in Federated’s Annual Report on Form 10-K.

(f) Intangible Assets

Intangible assets, consisting primarily of goodwill, investment advisory contracts and noncompete and employment agreements acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model considers various factors to project the present value of future cash flows expected to be generated from the asset. Given the investment advisory nature of Federated’s business and of the businesses acquired over the years, these factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is equal to Federated’s weighted-average cost of capital. After the fair value of all separately identifiable assets has been estimated, the cost of the acquisition in excess of the sum of the fair values of these assets is allocated to goodwill.

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

Federated amortizes separately identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Historically, Federated has used either straight-line or an accelerated method of amortization after considering specific characteristics of the underlying shareholder base to forecast the pattern in which the economic benefits will be consumed, including shareholder behavior, demographics and persistency levels. The assets are amortized over their estimated useful lives, which range from four to 14 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

management’s estimate. These differences could have a material impact on Federated’s results of operations, financial position or cash flows.

(h) Recent Accounting Pronouncements

In accordance with the applicable transition provisions, Management applied a two-step approach to its adoption of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). As of December 31, 2003, management adopted the provisions of FIN 46 for all special-purpose entities and concluded that its relationship with the three collateralized bond obligation (CBO) products, for which Federated acts as investment manager, met the definition of significant variable interests. As of March 31, 2004, management completed its analysis of the impact of adopting FIN 46 to account for any additional variable interest entities with which Federated is involved. As a result of this analysis, management concluded that Federated was not the primary beneficiary of any variable interests as of the adoption of FIN 46 at March 31, 2004. See Note (11) Variable Interest Entities for a discussion regarding Federated’s significant variable interests as of September 30, 2004.

(2) Discontinued Operations

On June 30, 2004, Federated completed the sale of its transfer agency business to Boston Financial Data Services. Total net assets included in the transfer agency sale were approximately $1.1 million and consisted primarily of $0.7 million of goodwill and $0.7 million of fixed assets offset by $0.3 million of unamortized balances of specifically identified refurbishment allowances and deferred rent associated with the assignment of a building lease. There was no material gain or loss associated with this transaction.

The results of operations of the transfer agency business included in discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net revenue from discontinued operations	$304	$6,908	$14,634	$20,341
Pre-tax (loss) income from discontinued operations	$(231)	$1,592	$3,348	$4,003
Income tax (benefit) provision	(81)	557	952	1,401
(Loss) income from discontinued operations, net of tax	$(150)	$1,035	$2,396	$2,602

For the quarter ended September 30, 2004, Federated reported a loss from discontinued operations, net of tax, of $0.2 million. This loss was primarily attributable to residual costs associated with the sold transfer agency business, partially offset by revenue relating to one customer that continued to receive transfer agency services from Federated for a three-week transition period in July 2004.

(3) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts	$74,065	$(24,679)	$49,386	$72,834	$(19,255)	$53,579
Noncompete agreements	15,400	(10,609)	4,791	15,400	(8,299)	7,101
Other	1,612	(1,317)	295	1,612	(1,031)	581
Total identifiable intangible assets	$91,077	$(36,605)	$54,472	$89,846	$(28,585)	$61,261

On August 27, 2004, assets of four mutual funds previously advised by Banknorth N.A., a subsidiary of Banknorth Group, Inc., totaling approximately $265 million were acquired by four Federated-sponsored mutual funds. This

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

transaction occurred in connection with an agreement between Federated, Banknorth Group, Inc. and Banknorth N.A. As a result of this transaction, Federated recorded $1.1 million as an investment advisory contract intangible asset, which included the capitalization of transaction costs. This asset will be amortized on an accelerated basis over a ten-year useful life.

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2004 were $2.7 million and $8.0 million, respectively, and $2.6 million and $7.8 million, respectively, for the same periods of 2003. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2004	$ 10,721
2005	10,572
2006	8,174
2007	7,173
2008	7,116

Goodwill at September 30, 2004 and December 31, 2003 was $230.6 million and $165.0 million, respectively. During the first quarter 2004, Federated recorded $66.2 million of additional goodwill to account for the contingent purchase price paid in May 2004 in connection with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001. With this payment, 60% of the total contingent purchase price payment available to be paid over the first six years following the acquisition’s closing date has been paid. See Note (13) Commitments and Contingencies for details regarding the potential remaining payments. More than 80% of the goodwill balances at September 30, 2004 and December 31, 2003 represented goodwill resulting from this acquisition.

On June 30, 2004, Federated sold $0.7 million in goodwill in connection with the sale of the transfer agency business. See Note (2) Discontinued Operations for further discussion of this sale transaction.

(4) Other Long-term Assets

Federated’s other long-term assets consisted of the following at September 30, 2004 and December 31, 2003:

(in thousands)	September 30, 2004	December 31, 2003
Lease-related receivable	$3,399	$0
Equity investment	2,428	2,618
Security deposits	301	306
Prepaid and other assets	221	95
Total	$6,349	$3,019

The lease-related receivable represents a refurbishment allowance associated with Federated’s recently amended operating lease for its corporate headquarters. This allowance is payable in 2006 and was recorded as a long-term receivable as of January 1, 2004, the effective date of the amendment.

(5) Other Current Liabilities

Federated’s other current liabilities at September 30, 2004, included $11.3 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review into past mutual fund trading practices (See Note (13)(c) Commitments and Contingencies – Internal Review of Mutual Fund Trading Activities for a discussion regarding the internal review). The advance payment of this insurance recovery to Federated is contingent upon approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

advance payment. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved.

(6) Recourse Debt

Federated’s total recourse debt balance of $0.8 million and $1.6 million at September 30, 2004 and December 31, 2003, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 4.55% with weighted-average interest rates of 3.69% and 3.77% at September 30, 2004 and December 31, 2003, respectively. The four capital leases outstanding at September 30, 2004 have expiration dates that range from the first quarter 2005 to the first quarter 2006.

As of September 30, 2004, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility). On September 28, 2004, Federated extended the term of its $50.0 million bank discretionary line of credit agreement to September 27, 2005. As of September 30, 2004, Federated had no outstanding balance under this discretionary line of credit.

(7) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	September 30, 2004	December 31, 2003
Deferred sales commissions on B shares, net (Note (1)(b))	$293,733	$324,030
Other deferred sales commissions, net	3,546	3,687
Deferred sales commissions, net	$297,279	$327,717

Current and long-term portions of nonrecourse debt consisted of the following (Note (1)(b)):

	Weighted- Average Interest Rates		Remaining Amortization Period at September 30, 2004	September 30, 2004	December 31, 2003
(dollars in thousands)	2004[1]	2003[2]
Financings through March 1997	7.60%	7.60%	0.5 year	$5,416	$13,239
Financings April 1997 through September 2000	8.17%	8.06%	4.0 years	129,467	146,967
Financings October 2000 through December 2003	5.38%	5.55%	7.3 years	135,073	166,936
Financings January 2004 through September 2004	4.75%	N/A	8.0 years	28,540	0
Total long-term debt – nonrecourse				$298,496	$327,142

1 As of September 30, 2004

2 As of December 31, 2003

For B shares sold on or after January 1, 2004, Federated funds the payment of the upfront sales commission under an amended agreement with an independent financial institution, which expires in December 2006.

(8) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.085, $0.102 and $0.102 per share or approximately $9.2 million, $11.0 million and $11.0 million were paid in the first, second and third quarters of 2004, respectively, to holders of common shares.

Federated repurchased 1,718,400 and 3,536,501 shares of its stock as part of its current share buyback program during the three and nine months ended September 30, 2004, respectively. As of September 30, 2004, Federated can repurchase approximately 1.4 million additional shares.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of September 30, 2004, Federated had the ability to make additional stock repurchase and dividend payments of more than $154 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of September 30, 2004, a total of 70,189 shares had been purchased by employees in this plan since the plan’s inception.

(c) Employee Stock-Based Compensation

During the first nine months of 2004, Federated sold 352,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan. The restricted stock was sold out of treasury. During the same time period, restrictions lapsed on 3,579,375 shares of Federated Class B common stock. During the first nine months of 2004, Federated issued 16,500 employee stock options and 843,150 employee stock options were forfeited. During the same time period, 1,890,250 employee stock options to purchase an equal number of Class B common stock were exercised by selling shares out of treasury. Of these exercised options, 1,656,700 options were exercised in the third quarter of 2004 with an exercise price of $1.28 per share after becoming fully vested on June 30, 2004.

(9) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Numerator
Income from continuing operations	$47,201	$49,905	$147,037	$146,109
(Loss) income from discontinued operations	(150)	1,035	2,396	2,602
Net income	$47,051	$50,940	$149,433	$148,711
Denominator
Basic weighted-average shares outstanding	107,591	106,900	107,880	107,954
Dilutive potential shares from stock-based compensation	2,257	4,420	3,023	4,368
Diluted weighted-average shares outstanding	109,848	111,320	110,903	112,322

Earnings per share – Basic
Income from continuing operations	$0.44	$0.47	$1.36	$1.35
(Loss) income from discontinued operations	(0.00)	0.01	0.02	0.02
Net income[1]	$0.44	$0.48	$1.39	$1.38
Earnings per share – Diluted
Income from continuing operations	$0.43	$0.45	$1.33	$1.30
(Loss) income from discontinued operations	(0.00)	0.01	0.02	0.02
Net income	$0.43	$0.46	$1.35	$1.32

1 Totals may not sum due to rounding.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended September 30, 2004 and 2003, options to purchase 2.1 million and 2.4 million shares of common stock, respectively, at a weighted-average exercise price per share of $31.90 and $31.98, respectively, were outstanding but not included in the computation of diluted earnings per share for each quarter due to the option exercise price being greater than the average market price of Federated Class B common stock. For the nine months ended September 30, 2004 and 2003, options to purchase 1.6 million and 3.0 million shares of common stock, respectively, at a weighted-average exercise price per share of $32.80 and $31.17, respectively, were outstanding but not included in the computation of diluted earnings per share for each nine-month period due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(10) Comprehensive Income

Comprehensive income was $47.1 million and $149.4 million for the three- and nine- month periods ended September 30, 2004, respectively, and $51.0 million and $148.9 million, respectively, for the same periods of 2003.

(11) Variable Interest Entities

Federated acts as the investment manager for two high-yield CBO products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CBOs are subject to greater risk than traditional investment products. The notes issued by the CBOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of five to twelve years. As a result of their corporate governance, the CBOs meet the definition of a VIE under FIN 46. After performing an expected cash flow analysis for each CBO, management determined that Federated is not the primary beneficiary of the CBOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CBOs in Federated’s Consolidated Financial Statements. As of September 30, 2004, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

Federated holds an investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of September 30, 2004, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

In addition, a number of Federated-sponsored investment products, including offshore money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of September 30, 2004, total assets under management in these investment products approximated $8 billion. Federated’s investments in these products represent its maximum exposure to loss. As of September 30, 2004, Federated’s investment in these investment products was $25.2 million, of which $25.0 million was invested in offshore money market funds.

(12) Related Party Transactions

Federated provides investment advisory, administrative, distribution and shareholder services to various Federated products including the Federated group of funds (Federated funds or affiliates). All of these services provided for the Federated funds are under contracts that definitively set forth the fees to be charged for these services and are approved by the funds’ independent directors/trustees. Federated may waive certain fees charged for these services in order to make the Federated funds more competitive or to meet regulatory or contractual requirements. At September 30, 2004 and December 31, 2003, Federated’s receivable from affiliates totaled $26.9 million and $33.2 million, respectively.

At September 30, 2004 and December 31, 2003, Federated’s accrued expenses payable to or on behalf of affiliates totaled $4.7 million and $9.2 million, respectively. At September 30, 2004, the balance included $1.5 million related to Federated’s internal review and regulators’ inquiries into past mutual fund trading practices (see Note (13)

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Commitments and Contingencies for more detail), $1.9 million for remedial actions related to various fund transaction and trading issues, as well as fund-related expenses assumed by Federated in certain cases in order to make the Federated funds more competitive or to meet regulatory or contractual requirements.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated established a restoration fund of approximately $7.6 million (recorded in 2003) to compensate for the detrimental impact from the improper trading activities identified in the review. Approximately $7.0 million of this amount has been distributed to the funds in accordance with the findings of an independent expert retained by the funds’ board of directors. The Company, the funds and the funds’ independent counsel and independent expert continue to evaluate certain trading records for possible detrimental impact arising from the acceptance and processing of trades after the applicable deadline, none of which are believed to involve any arrangements to permit such trading activities. When this review is completed, the funds’ board of directors is expected to determine what distribution, if any, will be made to shareholders. No government agency has passed on the establishment or amount of the restoration fund. Federated is continuing to complete the review of information relating to trading activities and to cooperate with ongoing governmental investigations. Federated will conduct further investigation as necessary.

The Consolidated Financial Statements for the three and nine months ended September 30, 2004 reflect a $1.3 million and $10.6 million pretax charge, respectively, for various legal, regulatory and compliance matters. Of these amounts, $0.5 million and $7.0 million, respectively, represent costs incurred and estimated to complete Federated’s internal review, including costs incurred on behalf of the funds. The charge does not include fines, penalties or other amounts that governmental agencies may impose or claims asserted in private litigation. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and distribute the remainder of the restoration fund. If actual experience differs significantly from the judgments used to determine the initial estimate, the amount accrued as of September 30, 2004 would be subject to further revision.

(d) Legal Proceedings

During the period October 2003 through September 2004, Federated was named as a defendant in 21 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Fourteen of these actions have been transferred to a multi-district litigation (MDL) panel of judges sitting in the U.S. District Court for the District of Maryland for consolidated pre-trial proceedings. On September 29, 2004, two amended consolidated complaints were filed in these proceedings. The first asserts claims on behalf of the shareholders of certain Federated mutual funds; the second asserts derivative claims on behalf of the Federated mutual funds. Both complaints premise their claims primarily on allegations that Federated permitted improper trading practices, including market timing and late trading in concert with certain institutional traders.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(14) Subsequent Events

On October 15, 2004, Federated received an additional $5.1 million related to the insurance recovery discussed in Note (5) Other Current Liabilities. Because the outcome of this claim is uncertain at this time, Federated will record the advance payment as a liability and will evaluate the contingency until it is resolved.

On October 28, 2004, the board of directors declared a dividend of $0.125 per share to be paid on November 15, 2004, to shareholders of record as of November 8, 2004. The board also approved a stock repurchase program which allows management to repurchase an additional 5.0 million shares of Class B Common Stock through the period ending December 31, 2006.

On October 28, 2004, Federated reached a definitive agreement to acquire the cash management business of Alliance Capital Management L.P. (Alliance). In connection with this acquisition, up to $29 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services will be transitioned into Federated money market funds. The boards of directors at both Federated and Alliance have approved the transaction, but it is still subject to approval by each mutual fund’s board of directors/trustees, the shareholders of each Alliance mutual fund and customary closing considerations. This transaction, which is expected to close in phases occurring between the first and third quarters of 2005, includes upfront cash payments totaling approximately $25 million due at the transaction closing dates as well as contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as a percentage of revenue less operating expenses directly attributed to these assets. At the current levels, these additional payments would approximate $103 million over five years. This acquisition will be accounted for using the purchase method of accounting.

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

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment managers in the United States with $177.6 billion in managed assets as of September 30, 2004. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separately managed accounts and other Federated-sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder, trade clearing and retirement plan recordkeeping services (collectively, “Other Services”).

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

Federated’s most significant operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits and marketing and distribution costs.

Business Developments

On October 28, 2004, Federated reached a definitive agreement to acquire the cash management business of Alliance Capital Management L.P. (Alliance). In connection with this acquisition, up to $29 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services will be transitioned into Federated money market funds. See Note (14) to the Consolidated Financial Statements for more details.

On August 27, 2004, assets of four mutual funds previously advised by Banknorth N.A., a subsidiary of Banknorth Group, Inc., totaling approximately $265 million were acquired by four Federated-sponsored mutual funds. This transaction occurred in connection with an agreement between Federated, Banknorth Group, Inc. and Banknorth N.A.

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

Effective January 1, 2004, Federated was no longer responsible for providing accounting services to the Federated-sponsored funds. Rather, the funds began contracting directly with an independent third-party provider of portfolio accounting services. As a result, beginning in 2004, Federated no longer recognizes revenue or third-party expenses in the Consolidated Statements of Income for portfolio accounting services provided to the Federated-sponsored funds. Federated’s revenue for the three- and nine-month periods ended September 30, 2003 included $4.2 million and $12.4 million, respectively, for these portfolio accounting services.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2004	2003
By Asset Class
Money market	$125,474	$142,294	(12)%
Fixed-income	25,926	29,421	(12)%
Equity	26,217	22,354	17%
Total managed assets	$177,617	$194,069	(8)%

By Product Type
Mutual Funds:
Money market	$112,672	$128,583	(12)%
Fixed-income	21,315	24,088	(12)%
Equity	23,589	20,064	18%
Total mutual fund assets	$157,576	$172,735	(9)%

Separate Accounts:
Money market	$12,802	$13,711	(7)%
Fixed-income	4,611	5,333	(14)%
Equity	2,628	2,290	15%
Total separate account assets	$20,041	$21,334	(6)%
Total managed assets	$177,617	$194,069	(8)%

Average Managed Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change

By Asset Class
Money market	$129,933	$147,587	(12)%	$137,038	$151,175	(9)%
Fixed-income	26,079	29,271	(11)%	27,659	28,707	(4)%
Equity	25,746	21,860	18%	26,081	19,715	32%
Total average managed assets	$181,758	$198,718	(9)%	$190,778	$199,597	(4)%

By Product Type
Mutual Funds:
Money market	$116,753	$133,228	(12)%	$122,330	$135,227	(10)%
Fixed-income	21,606	24,049	(10)%	22,647	23,777	(5)%
Equity	23,207	19,658	18%	23,505	17,710	33%
Total average mutual fund assets	$161,566	$176,935	(9)%	$168,482	$176,714	(5)%

Separate Accounts:
Money market	$13,180	$14,359	(8)%	$14,708	$15,948	(8)%
Fixed-income	4,473	5,222	(14)%	5,012	4,930	2%
Equity	2,539	2,202	15%	2,576	2,005	28%
Total average separate account assets	$20,192	$21,783	(7)%	$22,296	$22,883	(3)%
Total average managed assets	$181,758	$198,718	(9)%	$190,778	$199,597	(4)%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Period-End and Average Administered Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Period-end assets	$36,289	$43,274	(16)%	$36,289	$43,274	(16)%
Average assets	$43,341	$40,527	7%	$43,531	$38,100	14%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Equity Funds
Beginning assets	$24,074	$18,663	$22,817	$16,240
Sales	1,152	1,628	4,538	4,576
Redemptions	(1,132)	(1,267)	(4,065)	(3,932)
Net sales	20	361	473	644
Net exchanges	116	191	229	232
Acquisition related	105	47	105	47
Other*	(726)	802	(35)	2,901
Ending assets	$23,589	$20,064	$23,589	$20,064

Fixed-Income Funds
Beginning assets	$21,473	$24,709	$24,004	$22,169
Sales	1,624	3,296	6,132	11,592
Redemptions	(2,447)	(3,872)	(9,206)	(10,202)
Net (redemptions) sales	(823)	(576)	(3,074)	1,390
Net exchanges	220	(79)	24	(351)
Acquisition related	220	118	220	118
Other*	225	(84)	141	762
Ending assets	$21,315	$24,088	$21,315	$24,088

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

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2004	2003	2004	2003
Money market assets	72%	76%	40%	49%
Equity assets	14%	10%	36%	26%
Fixed-income assets	14%	14%	19%	20%
Other activities	—	—	5%	5%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The September 30, 2004 period-end managed assets decreased 8% over period-end managed assets at September 30, 2003. Average managed assets for the three and nine months ended September 30, 2004, decreased 9% and 4%, respectively, over average managed assets for the same periods in 2003. Equity assets benefited from positive fund sales during the first nine months of 2004, climbing 17% to $26.2 billion as of September 30, 2004 from September 30, 2003. Average equity assets for the three- and nine-month periods ended September 30, 2004 increased 18% and 32%, respectively, over the average assets for the same periods in 2003. Total and average fixed-income and money market assets for the three- and nine-month periods ended September 30, 2004, declined as compared to the same periods last year due largely to the expectation and occurrence of rising market interest rates. Fixed-income assets decreased 12% as of September 30, 2004 as compared to September 30, 2003. Average fixed-income assets decreased 11% and 4% for the three- and nine-month periods ended September 30, 2004, respectively, as compared to the same periods of the prior year. Money market assets at September 30, 2004 declined 12% as compared to September 30, 2003. Average money market assets declined 12% and 9% for the three- and nine-month periods ended September 30, 2004, respectively, as compared to the same periods of the prior year.

Results of Operations

Net Income and Income from Continuing Operations. Federated reported net income of $47.1 million and $149.4 million, or $0.43 and $1.35 per diluted share, for the three- and nine-month periods ended September 30, 2004, respectively, as compared to net income of $50.9 million and $148.7 million, or $0.46 and $1.32 per diluted share, for the same periods last year. Income from continuing operations was $47.2 million and $147.0 million for the three- and nine-month periods ended September 30, 2004, respectively, as compared to income from continuing operations of $49.9 million and $146.1 million for the same periods last year. The decrease for the three-month period reflects an increase in operating and nonoperating expenses partially offset by a small increase in revenue from managed assets. The increase for the nine-month period reflects increased revenue from managed assets partially offset by an increase in operating and nonoperating expenses.

Diluted earnings per share for income from continuing operations for the three-month period ended September 30, 2004 decreased 4% as compared to the same period in 2003. This decrease is primarily the result of decreased net income offset partially by a decrease in the dilutive potential shares from stock-based compensation. Diluted earnings per share for income from continuing operations for the nine-month period ended September 30, 2004 increased 2% as compared to the same period in 2003. This increase is primarily the result of increased net income and a decrease in the dilutive potential shares from stock-based compensation.

Revenue. Revenue for the three- and nine-month periods ended September 30, are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2004	2003	Change	Percent Change	2004	2003	Change	Percent Change
Revenue from managed assets	$195.2	$193.5	$1.7	1%	$608.9	$557.9	$51.0	9%
Revenue from sources other than managed assets	10.0	9.6	0.4	4%	30.1	28.3	1.8	6%
Total Revenue	$205.2	$203.1	$2.1	1%	$639.0	$586.2	$52.8	9%

Revenue for the three- and nine-month periods ended September 30, 2004 increased $2.1 million and $52.8 million, respectively, as compared to the same periods of 2003. These increases primarily reflect increased revenue from managed assets, which includes investment advisory, administrative and other service fees and commission income earned in connection with investment portfolios managed by Federated. For the three-month period ended September 30, 2004, revenue from managed assets increased $1.7 million. Revenue from managed assets for the third quarter 2004 was impacted by changes in average assets as compared to average assets for the same quarter last year. Significant growth in average equity assets under management contributed to an increase in revenue from managed assets of $11.2 million while a reduction in money market and fixed-income average assets resulted in a $17.9 million decrease in revenue from managed assets. In addition, revenue from managed assets included a $11.9 million increase in “Other service fees, net – affiliates” as a result of the application of financing treatment in 2004 to account for all B-

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

share funding arrangements partially offset by a $4.2 million reduction in “Other service fees, net – affiliates” due to changes in the Federated-fund-related portfolio accounting contracts effective for 2004.

For the nine-month period ended September 30, 2004, revenue from managed assets increased $51.0 million. Significant growth in average equity assets under management contributed to an increase in revenue from managed assets of $53.7 million while a reduction in money market and fixed-income average assets resulted in a $34.7 million decrease in revenue from managed assets. In addition, revenue from managed assets included a $36.9 million increase in “Other service fees, net – affiliates” relating to the application of financing treatment in 2004 to account for all B-share funding arrangements, partially offset by a $12.4 million reduction in “Other service fees, net – affiliates” due to changes in the Federated-fund-related portfolio accounting contracts effective for 2004.

Revenue from sources other than managed assets, which represents 5% of Federated’s revenue in the third quarter and first nine months of 2004, increased for the three- and nine-month periods ended September 30, 2004 as compared to the same periods last year. These increases primarily reflect increased distribution fee revenue from clearing and retirement services as a result of higher assets partially offset by certain anticipated changes in the mix of bank clients for fund administration. These changes reduced revenues from sources other than managed assets for the third quarter and first nine months of 2004 by approximately $0.5 million and $0.9 million respectively. Management estimates a $0.9 million reduction in revenue from sources other than managed assets in the fourth quarter 2004 and a $7.4 million reduction in 2005 as a direct result of these changes in the mix of bank clients for fund administration services. These reductions will be offset by revenue from managed assets to be earned on certain previously administered assets acquired by Federated in the third quarter 2004 and a reduction in related marketing and distribution expenses. After giving consideration to these offsets, management expects the net reduction in operating income resulting from these client changes to approximate $0.4 million and $5.4 million for the fourth quarter 2004 and full year 2005, respectively.

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30, are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2004	2003	Change	Percent Change	2004	2003	Change	Percent Change
Compensation and related	$42.1	$44.5	$(2.4)	(5)%	$130.2	$126.8	$3.4	3%
Marketing and distribution	37.3	40.8	(3.5)	(9)%	119.4	115.2	4.2	4%
Amortization of deferred sales commissions	13.5	3.9	9.6	246%	41.8	10.6	31.2	294%
Amortization of intangible assets	2.7	2.6	0.1	4%	8.0	7.8	0.2	3%
All other	28.2	29.7	(1.5)	(5)%	86.7	87.7	(1.0)	(1)%
Total Operating Expenses	$123.8	$121.5	$2.3	2%	$386.1	$348.1	$38.0	11%

Total operating expenses for the three and nine months ended September 30, 2004 increased $2.3 million and $38.0 million, respectively, as compared to the same periods last year. Compensation and related expense for the three months ended September 30, 2004 decreased from third quarter 2003 while compensation and related expense for the first nine months of 2004 increased as compared to the same period of 2003. In the third quarter 2004, the decrease relates primarily to (1) a $1.2 million decrease relating to a new bonus program available to certain employees that was initiated in March 2004, pursuant to which a portion of the bonus earned in 2004 will be paid out in the form of restricted stock to be granted in the first quarter 2005 with a three-year prospective vesting term, and (2) a $1.8 million decrease in the accrual for contingent incentive compensation associated with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (the Kaufmann Acquisition) due to a single year’s payment being eligible for payment in 2005 as compared to the two-year catch-up payment made in May 2004, partially offset by (3) a $0.6 million increase in the employer portion of payroll taxes related to the exercise of 1.7 million stock options during the quarter ended September 30, 2004. In the first nine months of 2004, compensation and related expense increased as compared to the same period last year primarily as a result of a $3.3 million increase in the accrual for contingent incentive compensation relating to the Kaufmann Acquisition due to (1) a $2.4 million accrual reversal in the first quarter of 2003 resulting from actual equity market performance differing from the performance estimated as of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

December 31, 2002 and (2) a $0.9 million increase due largely to the lack of accrual during the first 4 months of 2003 in anticipation of not paying an incentive bonus in May 2003.

With respect to marketing and distribution expenses, the decrease in the third quarter of 2004 as compared to the same period of 2003 primarily reflects a decrease in assets associated with marketing and distribution expenses. The increase in the first nine months of 2004 as compared to the same period of 2003 primarily reflects an increase in assets associated with marketing and distribution expenses.

Amortization of deferred sales commissions increased in the third quarter and the first nine months of 2004 as compared to the same periods in 2003 primarily as a result of applying financing treatment in 2004 to account for all B-share funding arrangements in the Consolidated Statements of Income.

All other expenses decreased for both the three- and nine-month periods. These decreases primarily relate to (1) a $3.5 million and $10.3 million reduction in “Professional service fees” in the third quarter and first nine months of 2004 compared to the same periods of 2003, respectively, due to the elimination of portfolio accounting expenses resulting from changes in the Federated-fund-related contracts, partially offset by (2) an increase of $7.8 million in “Professional service fees” in the first nine months of 2004 related to costs associated with various legal, compliance and regulatory matters and (3) a $1.9 million charge recorded in “Other” during the third quarter 2004 for remedial actions relating to various fund transaction and trading issues.

Nonoperating Income (Expenses). Nonoperating expenses, net, increased $3.7 million and $11.7 million for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 primarily as a result of applying financing treatment in 2004 to account for all B-share funding arrangements.

Income Taxes. The income tax provision for continuing operations for the three- and nine-month periods ended September 30, 2004 was $27.3 million and $84.2 million, respectively, as compared to $28.4 million and $82.0 million for the same periods in 2003. The effective tax rate was 36.6% and 36.3% for the third quarters 2004 and 2003, respectively, and 36.4% and 35.9% for the first nine months of 2004 and 2003, respectively.

(Loss) Income from Discontinued Operations. Discontinued operations reflect the sale of Federated’s transfer agency business on June 30, 2004. The sale did not result in a material gain or loss on disposal. For the quarter ended September 30, 2004, Federated reported a loss from discontinued operations, net of tax, of $0.2 million. This loss was primarily attributable to residual costs associated with the sold transfer agency business, partially offset by revenue relating to one customer that continued to receive transfer agency services from Federated for a three-week transition period in July 2004. For the nine months ended September 30, 2004, Federated reported income from discontinued operations, which primarily reflects the after-tax results of operations of the sold business for the first half of 2004. For additional discussion, see Note (2) to the Consolidated Financial Statements contained elsewhere in this report.

Liquidity and Capital Resources

At September 30, 2004, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $240.3 million as compared to $272.3 million at December 31, 2003. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its Credit Facility as of September 30, 2004.

Operating Activities. Cash provided by operating activities totaled $201.6 million for the nine-month period ended September 30, 2004 compared to $175.5 million for the same period of 2003. The change in 2004 to financing accounting treatment of all B-share funding arrangements resulted in the elimination of proceeds from sale of certain B-share-related future revenues and was the primary cause of the significant increases in both the amortization of deferred sales commissions ($31.3 million) and the contingent deferred sales charges received ($19.6 million). Deferred sales commissions paid decreased $21.0 million primarily as a result of reduced sales of the B-share asset class. An increase of $33.7 million in the tax benefit from stock-based compensation resulted from the vesting and employee tax realization of 1.9 million shares of restricted stock and the exercise of 1.9 million options during the year. This tax benefit was recorded as an increase to

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

“Class B Common Stock”, and due to the nature of the calculation of determining estimated federal income taxes, served to increase “Prepaid expenses” as of September 30, 2004. Cash provided by operating activities for the nine months ended September 30, 2004 also included the receipt of $11.3 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review into past mutual fund trading practices (see Note (5) to the Consolidated Financial Statements).

Investing Activities.  During the first nine months of 2004, Federated used $70.8 million for investing activities. Of this amount, Federated paid $66.2 million in contingent purchase price payments related to the Kaufmann Acquisition, which resulted in additional goodwill. In addition, Federated paid $4.9 million to acquire property and equipment, $3.0 million of which was computer related.

Financing Activities.  During the first nine months of 2004, Federated used $156.0 million for financing activities. Of this amount, Federated used $31.3 million to pay dividends to holders of Federated common stock and $98.2 million to repurchase 3.4 million shares of Class B common stock in the open market and in private transactions under the stock repurchase program. As of September 30, 2004, Federated can repurchase an additional 1.4 million shares under its existing buyback program, the original term of which has been extended through April 30, 2005. On October 28, 2004, the board of directors approved a stock repurchase program which allows management to repurchase an additional 5.0 million shares of Class B Common Stock through the period ending December 31, 2006.

Federated paid dividends in the first, second and third quarters of 2004 equal to $9.2 million, $11.0 million and $11.0 million or $0.085, $0.102 and $0.102 per share, respectively. On October 28, 2004, Federated’s board of directors declared a dividend of $0.125 per share that is payable on November 15, 2004.

Stock repurchases and dividend payments are subject to restrictions under Federated’s Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through September 30, 2004, given current debt covenants, Federated has the ability to make additional stock repurchases and dividend payments of more than $154 million.

Proceeds and payments relating to nonrecourse debt increased in the first nine months of 2004 as compared to the first nine months of 2003 as a result of using financing treatment to account for all B-share funding arrangements in 2004.

During the first nine months of 2004, management determined that reasonably estimable future cash flows from revenue streams related to B shares sold through March 1997 will not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated began accelerating the write off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset and debt balances were written down by an additional $5.5 million and $5.6 million, respectively, during the first nine months of 2004, which resulted in the recognition of a net gain of $0.1 million.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Contractual Obligations and Contingent Liabilities

Contractual.  The following table presents as of March 31, 2004, Federated’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent amounts contractually due to the recipient and do not include any unamortized discounts or other similar carrying value adjustments. Further discussion of Federated’s capital and operating lease obligations is contained in Notes (5) and (10) of the Consolidated Financial Statements for the year ended December 31, 2003 contained in Federated’s Annual Report on Form 10-K. There have been no changes during the second or third quarters that would significantly change the information presented below.

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

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated established a restoration fund of approximately $7.6 million (recorded in 2003) to compensate for the detrimental impact from the improper trading activities identified in the review. Approximately $7.0 million of this has been distributed to the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

funds in accordance with the findings of an independent expert retained by the funds’ board of directors. The Company, the funds and the funds’ independent counsel and independent expert continue to evaluate certain trading records for possible detrimental impact arising from the acceptance and processing of trades after the applicable deadline, none of which are believed to involve any arrangements to permit such trading activities. When this review is completed, the funds’ board of directors is expected to determine what distribution, if any, will be made to shareholders. No government agency has passed on the establishment or amount of the restoration fund. Federated is continuing to complete the review of information relating to trading activities and to cooperate with ongoing governmental investigations. Federated will conduct further investigation as necessary.

The Consolidated Financial Statements for the three and nine months ended September 30, 2004 reflect a $1.3 million and $10.6 million pretax charge for various legal, regulatory and compliance matters, respectively. Of these amounts, $0.5 million and $7.0 million, respectively, represent costs incurred and estimated to complete Federated’s internal review, including costs incurred on behalf of the funds. The charge does not include fines, penalties or other amounts that governmental agencies may impose or claims asserted in private litigation. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and distribute the remainder of the restoration fund. If actual experience differs significantly from the judgments used to determine the initial estimate, the amount accrued as of September 30, 2004 would be subject to further revision.

Legal Proceedings.  During the period October 2003 through September 2004, Federated was named as a defendant in 21 class action or derivative lawsuits filed on behalf of certain alleged shareholders in various Federated-sponsored mutual funds. Fourteen of these actions have been transferred to a multi-district litigation (MDL) panel of judges sitting in the U.S. District Court for the District of Maryland for consolidated pre-trial proceedings. On September 29, 2004, two amended consolidated complaints were filed in these proceedings. The first asserts claims on behalf of the shareholders of certain Federated mutual funds; the second asserts derivative claims on behalf of the Federated mutual funds. Both complaints premise their claims primarily on allegations that Federated permitted improper trading practices, including market timing and late trading in concert with certain institutional traders.

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

Future Cash Needs.  In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, funding property and equipment acquisitions, including computer-related equipment and seeding new products. As a result of recently adopted regulations and frequent requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will increase. Resolution of the matters described above regarding the internal review, other regulatory inquiries and legal proceedings could result in payments, including fines and/or penalties which may have a significant impact on Federated’s liquidity, capital resources and results of operations. Federated has also experienced increases in the cost of insurance, including professional liability, fidelity bond coverage and health care. Management expects these increases in the cost of insurance, including the assumption of additional risk, to be

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Variable Interest Entities

Federated acts as the investment manager for two high-yield collateralized bond obligation (CBO) products and a mortgage-backed CBO product pursuant to the terms of an investment management agreement between Federated and each CBO. The CBOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CBOs are subject to greater risk than traditional investment products. The notes issued by the CBOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of five to twelve years. As a result of their corporate governance, the CBOs meet the definition of a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). After performing an expected cash flow analysis for each CBO, management determined that Federated is not the primary beneficiary of the CBOs as defined by FIN 46 and thus is not required to consolidate the financial condition and results of operations of these CBOs in Federated’s Consolidated Financial Statements. As of September 30, 2004, aggregate total assets and aggregate total obligations of the CBOs approximated $1 billion, respectively.

Federated holds an investment in each CBO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of September 30, 2004, the remaining $0.6 million carrying value of these investments represented Federated’s maximum exposure to loss over the remaining life of the CBOs.

In addition, a number of Federated-sponsored investment products, including offshore money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of September 30, 2004, total assets under management in these investment products approximated $8 billion. Federated’s investments in these products represent its maximum exposure to loss. As of September 30, 2004, Federated’s investment in these investment products was $25.2 million, of which $25.0 million was invested in offshore money market funds.

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

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. 80% of the carrying value of Federated’s customer-related intangible assets as of September 30, 2004 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 50% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate in the current year.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of our business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s securities investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (initial seedings) in order to provide investable cash to the fund, thereby allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At September 30, 2004, Federated was exposed to price risk with regard to its $1.0 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. At September 30, 2004, Federated also held a $0.2 million investment in the common stock of large-cap companies which exposed it to price risk. Federated did not hold any derivative investments at September 30, 2004.

Federated’s remaining investment in the CBO products, which totaled $0.6 million at September 30, 2004, is subject to interest rate risk and may be adversely affected by increases in interest rates.

Market Risk - Revenue

A significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 40% of Federated’s revenue in the first nine months of 2004 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in the first nine months of 2004 and are expected to continue to increase. In a rising rate environment, certain institutional investors using money market funds and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various mutual fund portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market funds and from other fixed-income products.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

See Note (13)(d) to the Consolidated Financial Statements contained in Part I of this report for information on Legal Proceedings.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2004. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (8)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	400,000	$28.80	400,000	2,723,684
August	855,000	28.09	855,000	1,868,684
September	463,400	28.71	463,400	1,405,284
Total	1,718,400	$28.42	1,718,400	1,405,284

1 Federated’s current share repurchase program was announced in April 2003. The board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through April 30, 2004. In April 2004, the board of directors approved an extension of the current program through April 30, 2005. No other plans have expired or been terminated during the third quarter 2004.

P art II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No matters have been submitted to a vote of security holders during the period covered by this report.

Part II, Item 6. Exhibits

(Unaudited)

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

Federated Investors, Inc.
(Registrant)

Date November 2, 2004	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date November 2, 2004	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer