Form 10-K
period 2004-12-31
FEDERATED INVESTORS INC /PA/
filed 2005-03-04
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

412-288-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock, no par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $2.5 billion, based on the last reported sales price of $30.34 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 28, 2005, was 9,000 and 106,890,711, respectively.

Documents incorporated by reference:

Selected portions of the 2004 Annual Report to Shareholders – Part I, Part II and Part IV of this Report.

Selected portions of the 2005 Information Statement – Part III of this Report.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, “Federated”), is a leading provider of investment management products and related financial services. Federated has been in the asset management business since 1955 and is one of the largest mutual fund managers in the United States with $179.3 billion in assets under management at December 31, 2004.

Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and separately managed accounts. Federated’s principal source of revenue is investment advisory fee income earned by various subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940. Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the net assets of the fund or separately managed account.

Federated provided investment advisory services to 133 Federated-sponsored funds as of December 31, 2004. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Federated’s U.S.-domiciled funds (with the exception of a collective investment trust) are registered under the Investment Company Act of 1940 (“Investment Company Act”) and under applicable federal and state laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund directors or trustees, including a majority of the directors who are not “interested persons” of the funds or Federated as defined under the Investment Company Act. In general, amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice.

Of the 133 mutual funds sponsored by Federated (the “Federated Funds”) as of December 31, 2004, Federated’s investment advisory subsidiaries managed 53 money market funds (and cash equivalents) totaling $110.6 billion in assets, 46 fixed-income funds with $21.1 billion in assets and 34 equity funds with $26.0 billion in assets. Appendix “A” hereto lists all of these funds, including asset levels and dates of inception.

As of December 31, 2004, Federated provided investment advisory services to $21.6 billion in separately managed account assets. These separate accounts (together with the Federated Funds, “Managed Assets”) represented assets from government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties, and other investors. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

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

Federated also provides a broad range of services to support the operation, administration and distribution of Federated-sponsored funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services, shareholder servicing and general support. Effective January 1, 2004, Federated was no longer responsible for providing accounting services to the Federated-sponsored funds. Rather the funds began contracting directly with an independent third-party provider of portfolio accounting services. As a result, beginning in 2004, Federated no longer recognized revenue or third-party expenses in the Consolidated Statements of Income for portfolio accounting services provided to the Federated-sponsored funds. On

June 30, 2004, Federated completed the sale of its transfer agency business to an independent third-party provider of these services. The funds began contracting directly with that independent third-party provider. Federated continues to provide certain limited shareholder servicing functions to the funds. The operating results of this business were reported net of tax as discontinued operations on the Consolidated Financial Statements for all periods presented.

Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Class

	As of December 31,			Growth Rate
(dollars in millions)	2004	2003	2002	3 Yr. CAGR[1]	2004
Money Market	$124,302	$142,773	$150,745	(3)%	(13)%
Fixed-Income	25,953	29,517	26,541	7%	(12)%
Equity	29,013	25,627	18,067	9%	13%

Total Managed Assets	$179,268	$197,917	$195,353	0%	(9)%

1	Compound Annual Growth Rate

Average Managed Assets for the past three years were as follows:

Average Managed Assets by Asset Class

	Year ended December 31,			Growth Rate
(dollars in millions)	2004	2003	2002	3 Yr. CAGR[1]	2004
Money Market	$134,096	$149,703	$145,288	4%	(10)%
Fixed-Income	27,248	28,931	23,673	12%	(6)%
Equity	26,476	20,849	20,281	6%	27%

Total Average Managed Assets	$187,820	$199,483	$189,242	5%	(6)%

1	Compound Annual Growth Rate

Federated also derives revenue from providing mutual fund administrative services and various other fund-related services to institutions seeking to outsource all or part of their mutual fund service and distribution functions. Through various subsidiaries, Federated provides its experience and expertise in these areas to expand its relationships with key financial intermediaries, primarily banks, who sponsor proprietary mutual funds. Federated receives fees from these bank-sponsored funds for providing fund services. Federated provided these services for $37.2 billion of assets in funds sponsored by third parties (“Administered Assets”) as of December 31, 2004.

The following chart shows period-end and average Administered Assets for the past three years:

Administered Assets

	As of and for the year ended December 31,			Growth Rate
(dollars in millions)	2004	2003	2002	3 Yr. CAGR[1]	2004
Period-End Administered Assets[2]	$37,164	$43,428	$34,827	(6)%	(14)%
Average Administered Assets	41,208	39,513	38,032	(1)%	4%

1	Compound Annual Growth Rate
2	As of January 31, 2005, due to the loss of clients, the period-end administered assets totaled $19,309.

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

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the funds and other entities over the last three years were as follows (certain amounts previously reported have been reclassified to conform with the current year’s presentation):

Revenue

	Year ended December 31,			Growth Rate
(dollars in thousands)	2004	2003	2002	3 Yr. CAGR[1]	2004
Investment advisory fees, net	$546,167	$528,370	$516,409	4%	3%
Administrative service fees, net	135,851	144,873	145,406	0%	(6)%
Other service fees, net[2]	157,464	114,847	112,024	(1)%	37%
Other, net	7,482	7,683	5,132	13%	(3)%

Total revenue	$846,964	$795,773	$778,971	3%	6%

1	Compound Annual Growth Rate
2	Other service fees, net for 2004 and 2001 included certain B-share-related distribution fee income that was not recorded in revenue in 2002 and 2003. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2004 Annual Report for further details.

Investment Products

Federated offers a wide range of products, including money market, equity and fixed-income investments. Federated’s mix includes products that the Company expects to be in demand under a variety of economic and market conditions.

Federated is one of the largest U.S. managers of money market assets, with $124.3 billion in such assets under management at December 31, 2004. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for 30 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: prime corporate ($43.4 billion); government ($55.9 billion); and tax free ($25.0 billion).

In recent years, Federated has emphasized growth of its equity business as an important component of its growth strategy and has broadened its range of equity investment products. Equity assets are managed across a wide range of styles including large cap value ($5.7 billion); small-mid cap growth ($8.6 billion); equity income ($2.2 billion); core equity ($3.5 billion); flexible ($2.8 billion); international ($1.6 billion); and mid-large cap growth ($1.4 billion). Federated also manages assets in equity index funds ($2.4 billion) and balanced and asset allocation funds ($0.8 billion). These asset allocation funds include fixed-income assets.

Federated’s fixed-income assets are managed in a wide range of sectors including multi-sector ($6.4 billion); mortgage-backed ($3.8 billion); high-yield ($3.8 billion); municipal ($3.4 billion); U.S. corporate ($3.5 billion); U.S. government ($3.0 billion); and international ($2.1 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs and requirements.

Each investment product is managed by a team of portfolio managers supported by analysts. Federated’s proprietary, independent investment research process is centered on the integration of several fundamentals: quantitative research models, fundamental research and credit analysis, style-consistent and disciplined portfolio construction and management, portfolio attribution and trading. Federated’s disciplined and integrated investment process meets the needs of a broad array of global clients.

Distribution Channels

Federated’s distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers, investment advisers and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed relationships with 3,700 intermediaries and sells its products directly to another 2,000 corporations and government entities. Federated uses its trained sales force of approximately 178 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are distributed in four principal markets: the trust market, the broker/dealer market, the institutional market and the international market. The following chart shows Federated Managed Assets by market for the dates indicated:

Managed Assets by Market

	As of December 31,			Growth Rate
(dollars in millions)	2004	2003	2002	3 Yr. CAGR[1]	2004
Trust	$86,947	$96,131	$102,186	(3)%	(10)%
Broker/Dealer[2]	47,706	48,023	44,215	1%	(1)%
Institutional[2]	23,135	30,330	27,575	(5)%	(24)%
International	2,855	2,452	1,795	28%	16%
Other	18,625	20,981	19,582	35%	(11)%

Total Managed Assets	$179,268	$197,917	$195,353	0%	(9)%

1	Compound Annual Growth Rate
2	Certain amounts previously reported have been reclassified to conform with the current year’s presentation.

Trust Market. Federated pioneered the concept of providing cash management to bank trust departments through money market mutual funds 30 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust™, to meet the evolving needs of bank trust departments. Federated’s bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more funds managed by Federated. Federated employs a dedicated sales force backed by a support staff to offer its products and services in the trust market. In addition to bank trust departments, Federated provides products and services to bank capital markets (institutional brokerages within banks) and to certain other institutions. Bank Capital Market assets totaled $22.8 billion at December 31, 2004, nearly all of which was in money market funds.

Money market funds contain the majority of Federated’s Managed Assets in the trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income mutual funds and separately managed accounts structured for use in the trust market. As of December 31, 2004, Managed Assets in the trust market included $75.5 billion in money market assets, $6.6 billion in fixed-income assets and $4.8 billion in equity assets.

Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,600 national, regional, independent and bank broker/dealers. Federated maintains a sales staff dedicated to this market which includes a separate group focused on the bank broker/dealers. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2004, Managed Assets in the broker/dealer market included $24.5 billion in money market assets, $8.4 billion in fixed-income assets and $14.8 billion in equity assets.

Institutional Market. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisers, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2004, Managed Assets in the institutional market included $11.5 billion in money market assets, $6.1 billion in fixed-income assets and $5.5 billion in equity assets.

International Market. Federated continues to broaden distribution to areas outside of the U.S. Federated partnered with LVM-Versicherungen (“LVM”), a large German insurance company, to create a joint-venture company named Federated Asset Management GmbH (“Federated GmbH”), to pursue institutional separate accounts in German-speaking Europe. In addition, Federated sponsors six retail funds (“Federated Unit Trust”) for which Federated GmbH acts as a distributor in German-speaking countries in Europe. LVM also distributes a separate share class of these retail funds through its network of insurance agents throughout Germany. As of December 31, 2004, Managed Assets in the international market included $2.4 billion in fixed-income assets and $0.5 billion in equity assets.

Other Markets. Other markets at December 31, 2004, included assets under management from the following sources: TexPool, a local government investment pool in the state of Texas ($12.0 billion); certain affinity groups and direct sales efforts including the retail assets associated with the Federated Kaufmann Fund ($5.7 billion); and collateralized debt obligation (CDO) products for which Federated acts as the investment adviser ($0.9 billion). The CDOs package Federated’s investment management expertise into an alternative product structure and offer another source of investment advisory fee revenue.

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2004, there were over 8,000 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a load and no-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions and hedge funds.

Competition for sales of investment products is influenced by various factors including investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.

Changes in the demand for mutual fund distribution and administrative services are expected to continue. Competition for fund administration services is extremely high. In addition to competing with other service providers, banks sponsoring mutual funds may choose to internalize certain service functions. Consolidation within the banking industry also impacts the fund administration business as merging bank funds typically choose a single fund administration provider. Due to the fact that Federated derives a smaller portion of its revenue from Administered Assets as compared to Managed Assets, changes in the amount of Administered Assets generally have less impact on Federated’s results of operations than changes in Managed Assets.

Recent Acquisitions

In the fourth quarter 2004, Federated reached a definitive agreement to acquire the cash management business of Alliance Capital Management L.P. (Alliance). Currently in connection with this acquisition, up to approximately $25 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services are expected to be transitioned into Federated money market funds in 2005.

In the third quarter 2004, assets of four mutual funds previously advised by Banknorth N.A., a subsidiary of Banknorth Group, Inc., totaling approximately $265 million were acquired by four Federated-sponsored mutual funds. This transaction occurred in connection with an agreement between Federated, Banknorth Group, Inc. and Banknorth N.A.

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

Regulatory Matters

Substantially all aspects of Federated’s business are subject to federal and state regulation and to the extent operations take place outside the United States, they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated’s advisory companies are registered with the Securities and Exchange Commission (the “Commission”) under the Investment Advisers Act of 1940 and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the Commission under the Investment Company Act of 1940. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and with various states and are members of the National Association of Securities Dealers (the “NASD”). Their activities are regulated by the Commission, the NASD, and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the Commission pursuant to the Exchange Act. Two other subsidiaries are registered with the Commission as transfer agents. Federated Investors Trust Company is regulated by the State of New Jersey. Amendments to current laws and regulations or newly promulgated laws and regulations governing Federated’s operations, the compliance with which may require substantial resources, could have a material adverse impact on Federated.

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

Employees

At December 31, 2004, Federated employed 1,385 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and the 2004 Annual Report to Shareholders, including those related to Federated’s distribution strategy; changes in the number of clients for fund distribution and administration services; the need to make additional contingent payments pursuant to acquisition agreements; the costs associated with the internal review of mutual fund trading activities and other regulatory inquiries; legal proceedings; future cash needs; accounting for intangible assets; accounting for income taxes; market risk to investments and revenue; the impact of increased regulation; and the various items set forth under Risk Factors and Cautionary Statements constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, is the ability of Federated to execute successfully its distribution strategy; the number of clients for fund administration services is subject to the decisions of the clients to internalize or change service providers and the impact of mergers in the banking industry; the costs associated with the internal review of mutual fund trading activities, other regulatory inquiries, legal proceedings and future cash needs will be impacted by any additional information requests from or fines or penalties paid to governmental agencies; the cost associated with private litigation; and the costs to implement regulatory changes; the accounting for intangible assets and loss contingencies is based upon estimates and will be affected if actual results differ significantly; the accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market and fixed-income funds. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 133 managed funds, 92 are sold without a sales commission.

A significant portion of Federated’s revenue is derived from providing mutual funds to the trust market, comprising approximately 1,200 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation which is occurring in the banking industry as well as regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated’s customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

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

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 40% of Federated’s revenue in 2004 was from managed assets in money market products. These assets are largely from institutional investors. In a period of rising interest rates, institutional investors may redeem shares in money market funds to invest in direct securities offering higher yields. These redemptions reduce Managed Assets, thereby reducing Federated’s advisory and administrative service fee revenue. In addition, rising interest rates diminish the total return of many bond investments due to lower market valuations of existing bonds in a rising rate environment. Lower total returns or losses may cause investors to redeem their holdings, which reduces Federated’s revenue. As a result of Federal Reserve Bank easings, interest rates reached historic lows in 2003. From these lows, short-term interest rates rose steadily in 2004 and are generally expected to continue to increase in 2005. Federated has been actively diversifying its products to expand its Managed Assets in equity products which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a materially adverse effect on Federated.

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with the funds that, as required by law, are terminable on 60 days’ notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board, including disinterested members of the board, or its shareholders, as required by law. Generally, Federated’s administrative servicing agreements with bank proprietary fund customers have an initial term of three years with a provision for automatic renewal unless notice is otherwise given and provide for termination for cause. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on Federated. In addition, as required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these assets.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Investment Company Act and the Advisers Act, state laws regarding securities fraud and regulations promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange. Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign regulations. During the past five years, the Federal securities laws have been augmented substantially by, among other measures, the Sarbanes-Oxley Act of 2002, the Patriot Act and the Gramm-Leach-Bliley Act of 1999. Currently, several bills are pending in Congress that would amend the Investment Company Act to impose additional requirements and restrictions on Federated and the Federated Funds. In addition, during the past year the Securities and Exchange Commission, National Association of Securities Dealers and the New York Stock Exchange have adopted regulations that will increase Federated’s operating expenses and affect the conduct of its business. The Securities and Exchange Commission has proposed other significant regulations or amendments to regulations that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting the mutual fund industry are likely to occur. Changes in laws or regulations or in governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

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

Retaining and Recruiting Key Personnel. The Company’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers and analysts, sales and other key personnel, is extremely competitive. There can be no assurance that the Company will be successful in its efforts to recruit and retain the required personnel. The Company has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases employment agreements. The loss of any such personnel could have an adverse effect on the Company. Moreover, since certain of our products contribute significantly to our revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on our business.

Various executives, investment and sales personnel now own restricted stock and hold stock options subject to vesting periods of up to ten years from the date acquired or awarded and to provisions that require resale or forfeiture to the Company in certain circumstances upon termination of employment. In addition, certain of these employees are employed under contracts which require periodic review of compensation and contain restrictive covenants with regard to divulging confidential information and engaging in competitive enterprises.

The two senior portfolio managers of the Federated Kaufmann Fund are subject to employment and non-competition agreements which were entered into in 2000. The non-competition agreements continue into April 2007. The employment agreements run through June 30, 2005. These portfolio managers are eligible to receive contingent payments through 2006 (or 2007 in certain circumstances) related to the products which they manage. Additional information can be found in Item 7 herein. Federated is currently in discussions with the managers to extend their employment agreements.

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

Adverse Effects of Rising Costs of Insurance. Since 2001, insurance expenses have increased and management expects further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose the company to additional costs through the assumption of higher deductibles and/or co-insurance liability. Higher insurance costs and incurred deductibles reduce Federated’s operating and net income.

Potential Adverse Effects Related to Federated’s Internal Review into Certain Mutual Fund Trading Practices and Investigations by Regulatory Authorities. In 2003, Federated responded to detailed requests for information from the Securities and Exchange Commission, the New York State Attorney General and the National Association of Securities Dealers regarding a number of mutual fund practices, including market timing, late trading and fair valuation of foreign securities. These requests prompted Federated to conduct an internal review that found instances in which Federated employees improperly permitted frequent trading or improperly accepted orders for fluctuating net asset value funds after the close of the New York Stock Exchange (see Note (23) to the Consolidated Financial Statements incorporated by reference in Item 15(a)(1) herein). Federated has also received requests from the U.S. Attorney’s Office in Pittsburgh and authorities in West Virginia for copies of the information provided to other authorities regarding market timing and late trading. Federated continues to cooperate with all regulatory inquiries. As announced on January 24, 2005, Federated is in settlement discussions with the Securities and Exchange Commission and the New York State Attorney General regarding the mutual fund practices described above.

Settlements with other investment management companies related to frequent trading arrangements have required substantial monetary payments, reductions in advisory fees, changes in corporate and fund governance and retention of independent consultants to review compliance. Regulatory authorities have brought civil actions against other investment management companies seeking similar remedies. As Federated’s involvement with these matters is ongoing, management cannot predict the eventual outcome of its discussions with regulatory authorities, which could have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects. Any material losses in client or shareholder confidence in Federated or in the mutual fund industry could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues. Responding to continued requests from regulatory authorities and defending pending litigation will increase Federated’s operating expenses and could have other material adverse effects on Federated’s business.

Executive Officers

The following table sets forth certain information regarding the executive officers of Federated as of March 4, 2005:

Name	Position	Age
John F. Donahue	Chairman and Director	80

J. Christopher Donahue	President, Chief Executive Officer and Director	55

Thomas R. Donahue	President, Federated Investors Management Company and Vice President, Treasurer and Chief Financial Officer	46

John B. Fisher	President, Institutional Sales Division of Federated Securities Corp. and Federated Investment Counseling	48

James F. Getz	President, Retail Sales Division of Federated Securities Corp. and Federated Financial Services, Inc.	57

Keith M. Schappert	President and/or Chief Executive Officer of Federated Advisory Companies*	54

Brian P. Bouda	Vice President and Chief Compliance Officer	58

Eugene F. Maloney	Executive Vice President, Federated Investors Management Company	59

Denis McAuley III	Vice President and Principal Accounting Officer	58

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	66

*	Federated Advisory Companies include the following subsidiaries of Federated: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Limited, Passport Research II, Limited, Federated Investment Counseling and Federated Investment Management Company.

Mr. John F. Donahue is a founder of Federated. He has served as director and Chairman of Federated since Federated’s initial public offering in May 1998. He is Chairman or President and a director or trustee of 40 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Chief Financial Officer.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President or Executive Vice President and director, trustee or managing general partner of 40 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue and the brother of Thomas R. Donahue who serves as Chief Financial Officer.

Mr. Thomas R. Donahue is Vice President, Treasurer and Chief Financial Officer of Federated. He is President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Prior to joining Federated, Mr. Donahue was in the venture capital business and was employed by PNC Bank in its Investment Banking Division. Mr. Donahue is the son of John F. Donahue and the brother of J. Christopher Donahue.

Mr. John B. Fisher is President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated. He is responsible for the distribution of Federated’s products and services to investment advisers, insurance companies, retirement plans and corporations. In addition, Mr. Fisher serves as President and director of Federated Investment Counseling, a wholly owned subsidiary of Federated involved in the management of separate accounts and sub-advised mandates. He is also President – Technology, Federated Services Company, responsible for the technological infrastructure of the various Federated operating companies. He is director of Edgewood Securities Corp. and Federated Investors Trust Company, both of which are wholly owned subsidiaries of Federated.

Mr. James F. Getz is President of the Retail Sales Division of Federated Securities Corp. and President of Federated Financial Services, Inc., both of which are wholly owned subsidiaries of Federated, and is responsible for the marketing and sales efforts in the trust and broker/dealer markets. Mr. Getz is a Chartered Financial Analyst.

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

Mr. Brian P. Bouda serves as Vice President and Chief Compliance Officer of Federated. Mr. Bouda also serves as Chief Compliance Officer for each of Federated’s subsidiaries and the investment companies managed by subsidiaries of Federated.

Mr. Eugene F. Maloney is a Vice President of Federated. He is Executive Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Mr. Maloney provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

Mr. Denis McAuley III serves as Vice President and Principal Accounting Officer of Federated, President of Federated Shareholder Services Company and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

Mr. John W. McGonigle has been a director of Federated since 1998. He serves as Vice Chairman, Executive Vice President and Secretary of Federated. Mr. McGonigle is also Chairman of Federated International Management Limited a wholly owned subsidiary of Federated. He has been Chief Legal Officer of Federated since 1998. Mr. McGonigle is also Executive Vice President and Secretary of the investment companies managed by subsidiaries of Federated.

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

ITEM 2 – PROPERTIES

Federated’s facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated’s headquarters are located in the Federated Investors Tower, where Federated occupies approximately 281,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 25,000 square feet at other locations in Pittsburgh. Federated maintains office space in Frankfurt, Germany for certain international initiatives; in New York, New York, where Federated Global Investment Management Corp. and InvestLink Technologies, Inc. conduct their business; and in Sicklerville, New Jersey, where Federated Investors Trust Company is located. Additional offices in Wilmington, Delaware are subleased by Federated.

ITEM 3 – LEGAL PROCEEDINGS

Since October 2003, Federated Investors, Inc. and related entities (collectively, the Federated Defendants) have been named as defendants in twenty-one cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excess fees. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice.

The six excessive fee cases were originally filed in four different federal courts and one state court. Four of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The fifth federal case was pending in the Western District of Tennessee as of December 31, 2004, but on February 15, 2005, the court granted Federated’s motion to transfer that case to the Western District of Pennsylvania. A state court case was voluntarily dismissed by the plaintiff without prejudice.

In addition to the market timing and excessive fee litigation, certain Federated entities have recently been named defendants in a new class action filed in the U.S District Court for the Eastern District of Pennsylvania. Plaintiffs in this case claim that Federated has failed to ensure that the Federated Funds participated in class action settlements for which they were eligible.

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

For additional information, see the information contained in Federated’s 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities” incorporated by reference in Part II, Item 7 of this report, and under the caption “Notes to the Consolidated Financial Statements – Note (23) – Commitments and Contingencies – (c) Internal Review of Mutual Fund Trading Activities and (d) Legal Proceedings” incorporated by reference in Part IV, Item 15(a)(1) of this report.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding Federated’s stock-based compensation as of December 31, 2004:

Category of stock-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	8,140,084	$19.75	2,178,696
Not approved by shareholders	—	—	—

Total	8,140,084	$19.75	2,178,696

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2004. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (12) to the Consolidated Financial Statements contained in Item 8 of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	6,405,284
November	289,500	29.15	289,500	6,115,784
December	327,900	30.75	327,900	5,787,884

Total	617,400	$30.00	617,400	5,787,884

[1]	Federated’s current share repurchase program was announced in April 2003. The board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through April 30, 2004. In April 2004, the board of directors approved an extension of the current program through April 30, 2005. In October 2004, the board of directors authorized management to purchase up to 5.0 million additional shares of Federated Class B common stock through December 31, 2006. No other plans have expired or been terminated during the fourth quarter 2004.

All other information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the caption “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

All other information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the caption “Management’s Assessment of Internal Control Over Financial Reporting” and “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting” and is incorporated herein by reference.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for its 2005 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors,” “Executive Compensation” and “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section “Executive Officers.”

Code of Ethics

In October 2003, Federated adopted a code of ethics for its senior financial officers. This code meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this report as Exhibit 14.01. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (6) of Item 406 of Regulation S-K, Federated would post such information on its internet website at http://www.federatedinvestors.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2005 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained in Federated’s Information Statement for the 2005 Annual Meeting of Shareholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in Federated’s Information Statement for the 2005 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2005 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2004 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

(a)(2) Financial Statement Schedules:

All schedules for which provisions are made in the applicable accounting regulations of the Commission have been omitted because such schedules are not required under the related instructions, are inapplicable, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

(a)(3) Exhibits:

The following exhibits are filed or incorporated as part of this report:

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.06	Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.07	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of July 20, 1999 (incorporated by reference to Exhibit 10.2 of the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

10.08	Federated Investors Program Initial Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and Wilmington Trust Company, solely as Trustee of the PLT Finance Trust 1997-1 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 (File No. 333-48405))

10.09	Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

10.10	Federated Investors Program Fee Agreement, dated as October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

10.11	Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

10.12	Stock Incentive Plan, as amended as of July 20, 1999 (incorporated by reference to Exhibit 10.3 to the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

10.13	Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.02 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.18	Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20	Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.21	Employment Agreement, dated March 17, 1995, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1 (File No. 333-48405))

10.23	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of March 28, 2000 (incorporated by reference to Exhibit 10.2 to the March 31, 2000 Quarterly Report on Form 10-Q (File No. 001-14818))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.29	Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.30	Federated Investors, Inc. Stock Incentive Plan, amended as of January 29, 2002 (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.31	Federated Investors, Inc. Annual Incentive Plan, dated January 29, 2002 (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.32	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated April 8, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.33	Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002 between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.35	Federated Investors, Inc. Stock Incentive Plan as approved by shareholders April 24, 2002 (incorporated by reference to Exhibit 10.2 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.36	Federated Investors, Inc. Annual Incentive Plan as approved by shareholders April 24, 2002, as amended (incorporated by reference to Exhibit 10.3 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated January 20, 2003, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-14818))

10.38	Edgewood Services, Inc. Discretionary Line of Credit Demand Note, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.39	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.42	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated January 16, 2004, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.43	Federated Investors, Inc. Annual Incentive Plan, amended as of February 5, 2004 (incorporated by reference to Exhibit 10.1 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.44

Exhibit 10.2 Material contracts – Federated Investors, Inc. Stock Incentive Plan, amended as of

April 19, 2004 (incorporated by reference to Exhibit 10.2 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.45	Agreement with Boston Financial Data Services (incorporated by reference to Exhibit 10.1 to the June 30, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004 (Filed herewith)

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (Filed herewith)

10.48	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated January 14, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (Filed herewith)

13.01	Selected Portions of 2004 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(b)	Exhibits:

See (a)(3) above.

(c)	Financial Statement Schedules:

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	March 4, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Donahue	Chairman and Director	March 4, 2005
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2005
J. Christopher Donahue

/s/ Thomas R. Donahue	Chief Financial Officer	March 4, 2005
Thomas R. Donahue

/s/ Michael J. Farrell	Director	March 4, 2005
Michael J. Farrell

/s/ David M. Kelly	Director	March 4, 2005
David M. Kelly

Signature	Title	Date
/s/ Denis McAuley III	Principal Accounting Officer	March 4, 2005
Denis McAuley III

/s/ John W. McGonigle	Director	March 4, 2005
John W. McGonigle

/s/ James L. Murdy	Director	March 4, 2005
James L. Murdy

/s/ Edward G. O’Connor	Director	March 4, 2005
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description
10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc.

10.48	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated January 14, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association

13.01	Selected Portions of 2004 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/04	Fund Category	Assets as of 12/31/04	Load	Fund Effective Date
EQUITY FUNDS:
FEDERATED AMERICAN LEADERS FUND INC.	5	Large Cap Value Fund	2,695,434,358	Y	2/26/1969
FEDERATED AMERICAN LEADERS FUND II	2	Large Cap Value Fund	327,900,366	N	12/15/1993
FEDERATED CAPITAL APPRECIATION FUND	4	Core Equity Fund	3,525,279,206	Y	11/14/1995
FEDERATED CAPITAL APPRECIATION FUND II	2	Core Equity Fund	27,279,020	N	6/17/2000
FEDERATED CAPITAL INCOME FUND	4	Flexible Fund	500,723,244	Y	5/29/1988
FEDERATED CAPITAL INCOME FUND II	1	Equity Income Fund	78,229,181	N	12/15/1993
FEDERATED CONSERVATIVE ALLOCATION FUND	2	Asset Allocation/Balanced Fund	105,663,386	N	9/2/1976
FEDERATED EQUITY INCOME FUND INC.	4	Equity Income Fund	1,313,614,427	Y	12/30/1986
FEDERATED EQUITY INCOME FUND II	1	Equity Income Fund	72,900,024	N	12/16/1996
FEDERATED GLOBAL EQUITY FUND	3	International/Global Equity Fund	26,027,187	Y	3/8/1998
FEDERATED GROWTH ALLOCATION FUND	2	Asset Allocation/Balanced Fund	83,121,161	N	3/11/1994
FEDERATED INTERNATIONAL CAPITAL APPRECIATION FUND	3	International/Global Equity Fund	146,343,861	Y	6/30/1997
FEDERATED INTERNATIONAL EQUITY FUND	3	International/Global Equity Fund	328,440,187	Y	8/17/1984
FEDERATED INTERNATIONAL EQUITY FUND II	1	International/Global Equity Fund	53,164,069	N	4/4/1995
FEDERATED INTERNATIONAL SMALL COMPANY FUND	3	International/Global Equity Fund	436,979,946	Y	6/21/2000
FEDERATED INTERNATIONAL VALUE FUND	3	International/Global Equity Fund	85,858,355	Y	8/24/1998
FEDERATED KAUFMANN FUND	4	Small-Mid Cap Growth Fund	7,589,238,816	Y	4/23/2001
FEDERATED KAUFMANN FUND II	2	Small-Mid Cap Growth Fund	55,004,640	N	4/30/2002
FEDERATED KAUFMANN SMALL CAP FUND	3	Small-Mid Cap Growth Fund	548,066,431	Y	12/18/2002
FEDERATED LARGE CAP GROWTH FUND	3	Mid-Large Cap Growth Fund	264,044,146	Y	12/23/1998
FEDERATED MARKET OPPORTUNITY FUND	3	Flexible Fund	2,054,776,134	Y	12/4/2000
FEDERATED MAX-CAP INDEX FUND	4	Index Fund	1,468,481,418	N	7/2/1990
FEDERATED MID CAP GROWTH STRATEGIES FUND	3	Mid-Large Cap Growth Fund	718,744,519	Y	8/23/1984
FEDERATED MID CAP GROWTH STRATEGIES FUND II	1	Mid-Large Cap Growth Fund	62,576,159	N	9/30/1995
FEDERATED MID-CAP INDEX FUND	1	Index Fund	792,746,841	N	7/7/1992
FEDERATED MINI-CAP INDEX FUND	2	Index Fund	111,683,164	N	7/7/1992
FEDERATED MODERATE ALLOCATION FUND	2	Asset Allocation/Balanced Fund	141,636,384	N	3/11/1994
FEDERATED MUNI AND STOCK ADVANTAGE FUND	3	Flexible Fund	245,147,343	Y	9/22/2003
FEDERATED STOCK AND BOND FUND INC.	4	Asset Allocation/Balanced Fund	345,774,544	N	10/31/1984
FEDERATED STOCK TRUST	1	Large Cap Value Fund	1,412,262,028	N	3/31/1982
FEDERATED TECHNOLOGY FUND	3	Mid-Large Cap Growth Fund	117,014,221	Y	9/13/1999
LVM EUROPA-AKTIEN	2	International/Global Equity Fund	71,847,131	Y	1/26/2000
LVM INTER-AKTIEN	2	International/Global Equity Fund	50,844,898	Y	1/26/2000
LVM PROFUTUR	2	International/Global Equity Fund	93,935,727	Y	1/26/2000

Total Equity Funds			25,950,782,522

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/04	Fund Category	Assets as of 12/31/04	Load	Fund Effective Date
FIXED-INCOME FUNDS:
CAPITAL PRESERVATION FUND	2	Multi-Sector Fund	1,820,802,392	N	8/1/1988
FEDERATED ADJUSTABLE RATE SECURITIES FUND	2	Mortgage-Backed Fund	266,151,989	N	12/3/1985
FEDERATED BOND FUND	4	U.S. Corporate Fund	1,121,336,028	Y	6/27/1995
FEDERATED CALIFORNIA MUNICIPAL INCOME FUND	2	Municipal Fund	77,343,246	Y	11/24/1992
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES	3	Mortgage-Backed Fund	1,139,189,057	Y	10/6/1969
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES II	1	Mortgage Backed Fund	376,884,503	N	12/15/1993
FEDERATED GNMA TRUST	2	Mortgage Backed Fund	724,004,887	N	3/23/1982
FEDERATED GOVERNMENT INCOME SECURITIES INC.	4	U.S. Government Fund	750,338,894	Y	8/2/1996
FEDERATED GOVERNMENT ULTRASHORT FUND	3	U.S Government Fund	447,856,970	N	9/29/1999
FEDERATED HIGH INCOME ADVANTAGE FUND	2	High Yield Fund	59,821,752	Y	9/20/1993
FEDERATED HIGH INCOME BOND FUND INC.	3	High Yield Fund	1,875,181,368	Y	11/30/1977
FEDERATED HIGH INCOME BOND FUND II	2	High Yield Fund	422,788,897	N	12/15/1993
FEDERATED HIGH YIELD TRUST	1	High Yield Fund	416,726,374	Y	8/23/1984
FEDERATED INCOME TRUST	2	Mortgage-Backed Fund	540,427,650	N	3/30/1982
FEDERATED INSTITUTIONAL HIGH YIELD BOND FUND	1	High Yield Fund	36,506,859	Y	10/30/2002
FEDERATED INTERMEDIATE CORPORATE BOND FUND	2	U.S. Corporate Fund	340,918,706	N	12/8/1993
FEDERATED INTERMEDIATE MUNICIPAL TRUST	2	Municipal Fund	168,225,208	N	12/26/1985
FEDERATED INTERNATIONAL BOND FUND	3	International/Global Fixed Income Fund	156,809,063	Y	5/15/1991
FEDERATED INTERNATIONAL HIGH INCOME FUND	3	International/Global Fixed Income Fund	160,150,625	Y	9/9/1996
FEDERATED LIMITED DURATION GOVERNMENT FUND INC.	2	U.S. Government Fund	74,009,231	N	3/2/1992
FEDERATED LIMITED TERM MUNICIPAL FUND	2	Municipal Fund	162,212,545	Y	8/31/1993
FEDERATED MICHIGAN INTERMEDIATE MUNICIPAL TRUST	1	Municipal Fund	215,337,427	Y	9/9/1991
FEDERATED MORTGAGE FUND	2	Mortgage-Backed Fund	296,618,932	N	6/30/1998
FEDERATED MUNICIPAL HIGH YIELD ADVANTAGE FUND INC	4	Municipal Fund	464,486,636	Y	5/3/1996
FEDERATED MUNICIPAL SECURITIES FUND INC.	3	Municipal Fund	492,817,432	N	10/4/1976
FEDERATED MUNICIPAL ULTRASHORT FUND	2	Municipal Fund	736,095,657	N	10/23/2000
FEDERATED NEW YORK MUNICIPAL INCOME FUND	2	Municipal Fund	48,672,549	Y	11/24/1992
FEDERATED NORTH CAROLINA MUNICIPAL INCOME FUND	1	Municipal Fund	57,465,503	Y	6/4/1999
FEDERATED OHIO MUNICIPAL INCOME FUND	1	Municipal Fund	97,001,113	Y	10/10/1990
FEDERATED PENNSYLVANIA MUNICIPAL INCOME FUND	2	Municipal Fund	268,069,717	Y	10/10/1990
FEDERATED PREMIER INTERMEDIATE MUNI INCOME FD	1	Municipal Fund	101,639,826	N	12/19/2002
FEDERATED PREMIER MUNICIPAL INCOME FUND	1	Municipal Fund	90,575,286	N	12/19/2002
FEDERATED QUALITY BOND FUND II	2	U.S. Corporate Fund	582,697,811	N	4/21/1999
FEDERATED SHORT-TERM INCOME FUND	4	U.S. Corporate Fund	388,602,307	N	7/1/1986
FEDERATED SHORT-TERM MUNICIPAL TRUST	2	Municipal Fund	334,905,584	N	8/20/1981
FEDERATED STRATEGIC INCOME FUND	4	Multi-Sector Fund	1,101,057,471	Y	4/5/1994
FEDERATED TOTAL RETURN BOND FUND	6	Multi-Sector Fund	1,387,212,837	N	8/16/2001
FEDERATED TOTAL RETURN GOVERNMENT BOND FUND	2	U.S. Government Fund	268,666,962	N	9/13/1995

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/04	Fund Category	Assets as of 12/31/04	Load	Fund Effective Date
FEDERATED U.S.GOVERNMENT BOND FUND	1	U.S. Government Fund	84,597,376	N	12/2/1985
FEDERATED ULTRASHORT BOND FUND	3	Multi-Sector Fund	1,206,891,456	N	10/27/1998
FEDERATED US GOVERNMENT SECURITIES FUND: 1-3 YEARS	3	U.S. Government Fund	471,523,051	N	3/15/1984
FEDERATED US GOVERNMENT SECURITIES FUND: 2-5 YEARS	3	U.S. Government Fund	843,642,385	N	2/18/1983
FEDERATED VERMONT MUNICIPAL INCOME FUND	1	Municipal Fund	65,479,865	Y	9/19/2000
LVM EURO-KURZLAUFER	2	International/Global Fixed Income Fund	144,124,752	Y	1/26/2000
LVM EURO-RENTEN	3	International/Global Fixed Income Fund	197,696,546	Y	1/26/2000
LVM INTER-RENTEN	2	International/Global Fixed Income Fund	53,249,613	Y	1/26/2000

Total Fixed-Income Funds			21,136,814,338

Total Non-Money Market Funds			47,087,596,860

MONEY MARKET FUNDS:
ALABAMA MUNICIPAL CASH TRUST	1	Tax Free Fund	304,294,168	N	12/1/1993
ARIZONA MUNICIPAL CASH TRUST	1	Tax Free Fund	55,992,013	N	5/30/1998
AUTOMATED CASH MANAGEMENT TRUST	2	Prime Fund	2,445,288,919	N	9/19/1996
AUTOMATED GOVERNMENT CASH RESERVES	1	Government Fund	455,541,304	N	2/2/1990
AUTOMATED GOVERNMENT MONEY TRUST	1	Government Fund	851,578,153	N	6/1/1982
AUTOMATED TREASURY CASH RESERVES	1	Government Fund	152,401,626	N	8/5/1991
CALIFORNIA MUNICIPAL CASH TRUST	3	Tax Free Fund	1,433,581,794	N	2/29/1996
CONNECTICUT MUNICIPAL CASH TRUST	1	Tax Free Fund	220,959,678	N	11/1/1989
EDWARD JONES MONEY MARKET FUND	2	Government Fund	9,953,399,172	N	5/9/1980
FEDERATED MASTER TRUST	1	Prime Fund	119,444,448	N	12/16/1977
FEDERATED PRIME MONEY FUND II	1	Prime Fund	83,836,116	N	12/15/1993
FEDERATED SHORT-TERM EURO FUND	4	Prime Fund	58,880,284	N	11/9/1999
FEDERATED SHORT-TERM U.S. GOVERNMENT TRUST	1	Government Fund	121,135,080	N	4/16/1987
FEDERATED SHORT-TERM U.S. PRIME FUND	2	Prime Fund	3,155,112,427	N	9/20/1993
FEDERATED SHORT-TERM U.S.GOVT SECURITIES FUND	4	Government Fund	1,591,844,020	N	1/18/1991
FEDERATED SHORT-TERM U.S.TREASURY SECURITIES FUND	2	Government Fund	1,290,959,817	N	4/16/1992
FEDERATED TAX-FREE TRUST	1	Tax Free Fund	186,980,357	N	3/6/1979
FLORIDA MUNICIPAL CASH TRUST	2	Tax Free Fund	1,004,137,698	N	11/16/1995
GEORGIA MUNICIPAL CASH TRUST	1	Tax Free Fund	540,408,134	N	8/14/1995
GOVERNMENT CASH SERIES	1	Government Fund	333,811,315	N	8/15/1989
GOVERNMENT OBLIGATIONS FUND	3	Government Fund	7,873,378,120	N	12/11/1989
GOVERNMENT OBLIGATIONS TAX MANAGED FUND	2	Government Fund	3,536,009,946	N	5/7/1995
LIBERTY U.S. GOVERNMENT MONEY MARKET TRUST	2	Government Fund	361,652,252	N	6/6/1980
LIQUID CASH TRUST	1	Government Fund	128,410,611	N	12/12/1980
MARYLAND MUNICIPAL CASH TRUST	1	Tax Free Fund	86,414,857	N	5/4/1994
MASSACHUSETTS MUNICIPAL CASH TRUST	2	Tax Free Fund	330,940,723	N	2/22/1993
MICHIGAN MUNICIPAL CASH TRUST	2	Tax Free Fund	199,929,349	N	2/29/1996
MINNESOTA MUNICIPAL CASH TRUST	2	Tax Free Fund	410,982,701	N	12/31/1990
MONEY MARKET MANAGEMENT INC.	1	Prime Fund	43,906,850	N	2/25/1993
MONEY MARKET TRUST	1	Prime Fund	95,486,949	N	10/13/1978
MUNICIPAL CASH SERIES	1	Tax Free Fund	338,535,041	N	8/15/1989

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/04	Fund Category	Assets as of 12/31/04	Load	Fund Effective Date
MUNICIPAL CASH SERIES II	1	Tax Free Fund	507,854,251	N	1/25/1991
MUNICIPAL OBLIGATIONS FUND	3	Tax Free Fund	2,807,866,964	N	2/5/1993
NEW JERSEY MUNICIPAL CASH TRUST	2	Tax Free Fund	245,648,088	N	12/10/1990
NEW YORK MUNICIPAL CASH TRUST	2	Tax Free Fund	897,807,339	N	5/30/1994
NORTH CAROLINA MUNICIPAL CASH TRUST	1	Tax Free Fund	238,312,391	N	12/1/1993
OHIO MUNICIPAL CASH TRUST	3	Tax Free Fund	329,563,186	N	3/26/1991
PENNSYLVANIA MUNICIPAL CASH TRUST	3	Tax Free Fund	461,675,612	N	12/21/1990
PRIME CASH OBLIGATIONS FUND	3	Prime Fund	8,030,208,285	N	2/5/1993
PRIME CASH SERIES	1	Prime Fund	3,175,757,215	N	8/15/1989
PRIME MANAGEMENT OBLIGATIONS FUND	1	Prime Fund	877,089,270	N	12/3/2004
PRIME OBLIGATIONS FUND	3	Prime Fund	17,508,403,211	N	7/5/1994
PRIME VALUE OBLIGATIONS FUND	3	Prime Fund	6,599,447,173	N	2/5/1993
TAX FREE INSTRUMENTS TRUST	2	Tax Free Fund	2,760,836,604	N	12/21/1982
TAX-FREE OBLIGATIONS FUND	2	Tax Free Fund	10,617,832,468	N	12/11/1989
TREASURY CASH SERIES	1	Government Fund	203,983,381	N	2/5/1990
TREASURY CASH SERIES II	1	Government Fund	224,937,201	N	1/25/1991
TREASURY OBLIGATIONS FUND	4	Government Fund	13,208,574,339	N	4/14/1997
TRUST FOR GOVERNMENT CASH RESERVES	1	Government Fund	96,947,228	N	3/30/1989
TRUST FOR SHORT-TERM U.S. GOVERNMENT SECURITIES	1	Government Fund	125,526,542	N	12/29/1975
TRUST FOR U.S. TREASURY OBLIGATIONS	1	Government Fund	576,199,914	N	11/8/1979
U.S. TREASURY CASH RESERVES	2	Government Fund	2,838,867,417	N	5/14/1991
VIRGINIA MUNICIPAL CASH TRUST	2	Tax Free Fund	459,981,273	N	8/30/1993

Total Money Market Funds			110,558,553,274

MANAGED FUND TOTAL	288		157,646,150,134

Other Managed Assets*			21,622,339,100

TOTAL MANAGED ASSETS			179,268,489,234

Summary:

Total Number of Load Funds: 41

Total Number of No-Load Funds: 92

Total Number of Funds: 133

*	Other Managed Assets include Separate Account, Collateralized Debt Obligation and Repo Assets