Form 10-Q
period 2005-03-31
FEDERATED INVESTORS INC /PA/
filed 2005-04-29
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No             .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes     X       No            .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 27, 2005, the Registrant had outstanding 9,000 shares of Class A Common Stock and 106,575,282 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the need to make additional contingent payments pursuant to acquisition agreements; the costs associated with the internal review of mutual fund trading activities and other regulatory inquiries; legal proceedings; future cash needs; accounting for intangible assets, loss contingencies and income taxes; market risk to investments and revenue; the impact of increased regulation; and the effect of rising interest rates on money market funds and other short-term duration fixed income products constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the costs associated with the internal review of mutual fund trading activities, other regulatory inquiries, legal proceedings and future cash needs will be impacted by any additional information requests from or fines or penalties paid to governmental agencies; the cost associated with private litigation; insurance costs; and the costs to implement regulatory changes; the accounting for intangible assets and loss contingencies is based upon estimates and will be affected if actual results differ significantly; the accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market and fixed-income funds. Certain of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004, and other reports on file with the Securities and Exchange Commission

P art I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) (unaudited)	March 31, 2005	December 31, 2004
Current Assets
Cash and cash equivalents	$273,712	$256,213
Marketable securities	1,613	2,058
Receivables – affiliates	30,440	30,790
Receivables – other, net of reserve of $52 and $52, respectively	2,247	3,037
Accrued revenue – affiliates	1,967	1,146
Accrued revenue – other	5,826	6,078
Current deferred tax asset, net	9,571	8,916
Prepaid expenses	6,048	14,093
Other current assets	432	169
Total current assets	331,856	322,500
Long-Term Assets
Goodwill	263,696	260,045
Intangible assets, net	57,186	51,929
Deferred sales commissions, net of accumulated amortization of $311,455 and $298,033, respectively	275,292	286,650
Property and equipment, net of accumulated depreciation of $32,594 and $31,402, respectively	26,278	27,166
Other long-term assets	6,270	6,398
Total long-term assets	628,722	632,188
Total assets	$960,578	$954,688
Current Liabilities
Cash overdraft	$3,701	$3,811
Current portion of long-term debt – recourse	299	533
Current portion of long-term debt – nonrecourse	737	3,016
Accrued compensation and benefits	19,407	42,603
Accounts payable and accrued expenses – affiliates	29,196	10,263
Accounts payable and accrued expenses – other	83,433	62,496
Income taxes payable	11,509	2,171
Other current liabilities – affiliates	33,082	29,468
Other current liabilities – other	28,956	21,006
Total current liabilities	210,320	175,367
Long-Term Liabilities
Long-term debt – recourse	0	8
Long-term debt – nonrecourse	275,969	284,915
Long-term deferred tax liability, net	20,771	23,479
Other long-term liabilities – affiliates	12,000	4,000
Other long-term liabilities – other	8,222	8,580
Total long-term liabilities	316,962	320,982
Total liabilities	527,282	496,349
Minority interest	706	586
Commitments and contingencies (Note (14))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	143,714	137,401
Retained earnings	856,242	865,348
Treasury stock, at cost, 22,956,049 and 22,505,641 shares Class B common stock, respectively	(553,004)	(536,446)
Employee restricted stock awards	(14,988)	(9,268)
Accumulated other comprehensive income, net of tax	437	529
Total shareholders’ equity	432,590	457,753
Total liabilities, minority interest, and shareholders’ equity	$960,578	$954,688

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

Three Months Ended March 31,	2005	2004
Revenue

Investment advisory fees, net-affiliates	$129,745	$136,549
Investment advisory fees, net-other	5,134	5,016
Administrative service fees, net-affiliates	28,108	31,897
Administrative service fees, net-other	1,948	3,842
Other service fees, net-affiliates	33,722	35,501
Other service fees, net-other	5,456	5,972
Other, net	1,785	1,903
Total revenue	205,898	220,680
Operating Expenses
Compensation and related	44,409	46,273
Marketing and distribution	38,354	41,499
Professional service fees	7,915	8,839
Office and occupancy	5,762	4,966
Systems and communications	4,596	5,153
Advertising and promotional	3,220	3,788
Travel and related	2,477	2,515
Amortization of deferred sales commissions	13,599	14,313
Amortization of intangible assets	2,479	2,659
Other	53,656	2,410
Total operating expenses	176,467	132,415
Operating income	29,431	88,265
Nonoperating Income (Expenses)
Interest and dividends	1,535	693
Gain on securities, net	58	0
Debt expense – recourse	(83)	(92)
Debt expense – nonrecourse	(4,587)	(5,446)
Other	(44)	(89)
Total nonoperating expenses, net	(3,121)	(4,934)
Income from continuing operations before minority interest and income taxes	26,310	83,331
Minority interest	2,449	2,511
Income from continuing operations before income taxes	23,861	80,820
Income tax provision	16,678	29,633
Income from continuing operations	7,183	51,187
Discontinued operations, net of tax	(155)	546
Net income	$7,028	$51,733
Earnings per share – Basic

Income from continuing operations	$0.07	$0.47
(Loss) income from discontinued operations	(0.00)	0.01
Net income	$0.07	$0.48
Earnings per share – Diluted
Income from continuing operations	$0.07	$0.46
(Loss) income from discontinued operations	(0.00)	0.00
Net income[1]	$0.06	$0.46
Cash dividends per share	$0.125	$0.085

1 Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2005	2004
Operating Activities
Net income	$7,028	$51,733
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	13,599	14,313
Depreciation and other amortization	4,577	4,527
Minority interest	2,449	2,511
(Gain) loss on disposal of assets	(99)	49
Benefit for deferred income taxes	(3,312)	(343)
Tax benefit from stock-based compensation	97	21,212
Deferred sales commissions paid	(9,597)	(14,757)
Net payments for trading securities	(1)	0
Contingent deferred sales charges received	5,196	6,634
Other changes in assets and liabilities:
Decrease in receivables, net	1,009	311
Decrease in other assets	7,221	3,095
Increase (decrease) in accounts payable and accrued expenses	16,831	(24,447)
Increase in income taxes payable	9,338	3,094
Increase (decrease) in other current liabilities	140	(2,101)
Increase in other long-term liabilities	8,019	728

Net cash provided by operating activities	62,495	66,559

Investing Activities
Additions to property and equipment	(1,057)	(1,388)
Proceeds from disposal of property, equipment and other assets	212	0
Cash paid for business acquisitions	(1,126)	(28)
Purchases of securities available for sale	(204)	(6)
Proceeds from redemptions of securities available for sale	694	4

Net cash used by investing activities	(1,481)	(1,418)

Financing Activities
Distributions to minority interest	(2,329)	(2,361)
Dividends paid	(13,349)	(9,232)
Proceeds from shareholders for stock-based compensation and other	42	1,939
Purchases of treasury stock	(18,419)	(12,370)
Proceeds from new borrowings – nonrecourse	8,160	13,383
Payments on debt – nonrecourse	(17,313)	(19,373)
Payments on debt – recourse	(242)	(257)
Payments on acquired customer relationship obligation	(65)	(69)

Net cash used by financing activities	(43,515)	(28,340)

Net increase in cash and cash equivalents	17,499	36,801
Cash and cash equivalents, beginning of period	256,213	232,464

Cash and cash equivalents, end of period	$273,712	$269,265

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The interim consolidated financial statements of Federated Investors, Inc. (Federated) included herein have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from such estimates, and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain items previously reported have been reclassified to conform with the current year presentation.

(b) Deferred Sales Commissions and Nonrecourse Debt

Federated pays upfront commissions to broker/dealers to promote the sale of certain mutual fund shares. Under various fund-related contracts, Federated is entitled to distribution and servicing fees from the mutual fund over the life of such shares. Both of these fees are calculated as a percentage of average managed assets associated with the related classes of shares. For these share classes, Federated is also entitled to receive a contingent deferred sales charge (CDSC), which is collected from certain redeeming shareholders.

For share classes that offer both a distribution fee and CDSC, excluding B-shares, Federated capitalizes all or a portion of the upfront commissions as deferred sales commissions, dependent upon expected recoverability rates. The deferred sales commission asset is amortized over the estimated period of benefit ranging from one to four years. The distribution and servicing fees are recognized in the Consolidated Statements of Income over the life of the mutual fund share class. CDSCs collected on these share classes are used to reduce the deferred sales commission asset.

For share classes that do not offer both a distribution fee and CDSC, Federated expenses the cost of the upfront commission in “Marketing and distribution” in the Consolidated Statements of Income as it is incurred and credits “Marketing and distribution” for any CDSCs collected.

Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. For financial reporting purposes, these arrangements are treated as financings. As a result, Federated capitalizes all of the upfront commissions as deferred sales commissions and recognizes B-share-related distribution fees and servicing fees in the Consolidated Statements of Income even though legal title to these fees has been transferred to the third party. In addition, Federated records nonrecourse debt equal to the proceeds received on the sale of future revenue streams. The debt does not contain a contractual maturity or stated interest rate. Interest rates are imputed based on current market conditions at the time of issuance. The deferred sales commission asset and nonrecourse debt balance are amortized over the estimated life of the B-share fund asset dependent upon the level and timing of cash flows from the sold future revenue streams, not to exceed eight years. CDSCs collected on the B-share fund assets are used to reduce the deferred sales commission asset. Management accelerates the write off of these asset and debt balances when reasonably estimable future cash flows indicate that cash flows will not be sufficient to fully amortize the remaining deferred sales commission asset and nonrecourse debt balance.

(c) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing, clearing and recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

investment portfolios that are managed or administered by Federated. Federated may waive certain fees for services for competitive reasons or to meet regulatory or contractual requirements.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Our analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, administrative service fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. By contrast, management determined that in the case of shareholder services Federated acts as an agent; thus Federated records shareholder service fees net of certain third-party payments. Management reached this conclusion based largely on the fact that given the personalized nature of shareholder services, the customer, in this case the shareholder, has a direct relationship with their financial intermediary for the provision of shareholder services. Third-party payments for shareholder services recorded as an offset to revenue for the three months ended March 31, 2005 and 2004 were $41.0 million and $43.1 million, respectively.

(d) Employee Stock-Based Compensation

Effective January 1, 2003, Federated adopted, on a prospective basis, the fair-value-based method of accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123). As a result of this adoption, Federated recognizes the estimated fair value of stock-based awards granted, modified or settled on or after January 1, 2003 as compensation expense on a straight-line basis over the awards’ vesting periods, which vary in length from zero to ten years. For all employee-related stock option awards granted prior to 2003, Federated continues to apply the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense is not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

With respect to restricted stock awards, the fair value of the award (the difference between the market value of Federated’s Class B common stock on the date of grant and the purchase price paid by the employee) is charged to “Employee restricted stock awards” on the Consolidated Balance Sheets when the restricted stock is awarded and recognized as compensation expense on a straight-line or modified straight-line basis over the period of employee performance during which the awards vest, which ranges from three to ten years.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004. As allowed by SFAS 123, Federated calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
Net income	$7,028	$51,733
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	302	74
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards[1], net of related tax effects[2]	(1,118)	349
Pro forma net income	$6,212	$52,156

Earnings per share:
Basic earnings per share	$0.07	$0.48
Pro forma basic earnings per share	$0.06	$0.48

Diluted earnings per share	$0.06	$0.46
Pro forma diluted earnings per share	$0.06	$0.47

1 “All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

2 During the first three months of 2004, significant forfeitures resulted in a pro forma credit to net income.

(e) Marketable Securities

Marketable securities include available-for-sale and trading securities held by Federated. Federated’s available-for-sale securities are classified as current or long-term assets and are included in “Marketable securities” or “Other long-term assets,” respectively, on the Consolidated Balance Sheets based on management’s intention to sell the investment. At March 31, 2005 and December 31, 2004, Federated did not hold any available-for-sale securities that were classified as long-term assets. Federated’s trading securities held at March 31, 2005 and December 31, 2004, are classified as current and are included in “Marketable securities” on the Consolidated Balance Sheets. For more details regarding Federated’s policy for marketable securities, see Note (1)(g) to the Consolidated Financial Statements for the year ended December 31, 2004, included in Federated’s Annual Report on Form 10-K.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which Federated adopted in January 2002, Federated no longer amortizes goodwill but rather tests it for impairment at least annually or when indicators of potential impairment exist. Federated uses a two-step process to test for and measure impairment that begins with an estimation of the fair value of its reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment.

Federated amortizes separately identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Federated uses either the straight-line or an accelerated method of amortization after considering specific characteristics of the underlying fund shareholder base to forecast the pattern in which the economic benefits will be consumed, including fund shareholder behavior, demographics and persistency levels. The assets are amortized over their estimated useful lives, which range from four to 14 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets.

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

(h) Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123(R)). SFAS 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, which as discussed above in Note (1)(d), Federated adopted on a prospective basis as of January 1, 2003. However, SFAS 123(R) requires all share-based payments to employees, including prior grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Securities and Exchange Commission (SEC) announced in April 2005 that it would require that registrants that are not small business issuers adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined which method of adoption it will use. Federated adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, Federated uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating the most appropriate valuation model to utilize (Black-Scholes or a lattice model) upon the required adoption of SFAS 123(R). Since (1) SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and (2) Federated adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for certain previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). However, had Federated adopted SFAS 123 using the retroactive restatement method described in SFAS 148 in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(d). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Federated cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $0.1 million and $21.2 million for the three months ended March 31, 2005 and 2004, respectively.

FSP 109-2 – In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2) which provides guidance with respect to reporting the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act). The Jobs Act provides conditions under which the repatriation of certain foreign earnings in either 2004 or 2005 will qualify for preferential tax treatment. If these conditions are met, a maximum 5.25% income tax rate rather than the maximum regular tax rate of 35% would apply to eligible repatriations of certain foreign earnings.

Federated is currently evaluating these provisions in conjunction with an analysis of its foreign earnings subject to tax upon repatriation to determine the feasibility of developing and implementing a plan that would qualify it for this preferential tax treatment. Additional interpretive guidance relating to the application of these provisions is anticipated and may impact the analysis that is expected to be completed in 2005. At this time, the amount under consideration for application of this one-time reduced tax rate ranges from $0 to $4.6 million resulting in an estimated impact to Federated’s federal income tax provision ranging from $0 to a benefit of approximately $1.4 million.

FSP EITF 85-24-1 – In March 2005, the FASB issued Staff Position EITF 85-24-1 “Application of EITF Issue No. 85-24, “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” When Cash for the Right to Future Distribution Fees for Shares Previously Sold Is Received from Third Parties” (FSP EITF 85-24-1). FSP EITF 85-24-1 addresses when revenue should be recognized by the seller for sales of rights to future cash flows relating to certain distribution fees and is effective for reporting periods beginning after March 11, 2005. Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. For financial reporting purposes, these arrangements are currently treated as financings. Federated is currently evaluating the implications of this guidance and will adopt the provisions in the second quarter of 2005.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The results of operations of the transfer agency business included in discontinued operations were as follows for the three months ended March 31:

(in thousands)	2005	2004
Net revenue from discontinued operations	$0	$6,459
Pre-tax (loss) income from discontinued operations	$(239)	$840
Income tax (benefit) provision	(84)	294
(Loss) income from discontinued operations, net of tax	$(155)	$546

For the quarter ended March 31, 2005, Federated reported a loss from discontinued operations, net of tax, of $0.2 million. This loss was primarily attributable to residual costs associated with the sold transfer agency business.

(3) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	March 31, 2005			December 31, 2004
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts[1]	$76,110	$(28,346)	$47,764	$74,175	$(26,467)	$47,708
Noncompete agreements[2]	21,202	(11,884)	9,318	15,400	(11,379)	4,021
Other[3]	1,612	(1,508)	104	1,612	(1,412)	200
Total identifiable intangible assets[4]	$98,924	$(41,738)	$57,186	$91,187	$(39,258)	$51,929

1 Weighted average amortization period of 10.4 years

2 Weighted average amortization period of 6.3 years

3 Weighted average amortization period of 4.4 years

4 Weighted average amortization period of 9.4 years

Amortization expense for identifiable intangible assets for the three-month periods ended March 31, 2005 and 2004 was $2.5 million and $2.7 million, respectively. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2005	$ 10,473
2006	$ 10,307
2007	$ 8,895
2008	$ 8,206
2009	$ 8,079

Goodwill at March 31, 2005 and December 31, 2004 was $263.7 million and $260.0 million, respectively. During the first quarter 2005, Federated recorded an additional $3.6 million of goodwill to account for the additional portion of the contingent purchase price to be paid in May 2005, but earned as of March 31, 2005 in connection with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001 (Kaufmann Acquisition). See Note (14) for details regarding the potential remaining payments. Approximately 89% of the goodwill balances at March 31, 2005 and December 31, 2004, respectively resulted from this acquisition.

(4) Other Current Liabilities - Other

Federated’s Other current liabilities – other at March 31, 2005, included $16.5 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review into past mutual fund trading practices (See Note (14) for a discussion regarding the internal review). The retention of this advance payment is contingent upon

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this advance payment. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities – other at March 31, 2005 also included $6.7 million related to the first closing’s purchase price of the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). See Note (13) for additional information on this acquisition.

(5) Recourse Debt

Federated’s total recourse debt balance of $0.3 million and $0.5 million at March 31, 2005 and December 31, 2004, respectively, represented liabilities on capital leases. The capital leases carry interest rates ranging from 2.90% to 3.76% with weighted-average interest rates of 3.45% and 3.60% at March 31, 2005 and December 31, 2004, respectively. The three capital leases outstanding at March 31, 2005 have expiration dates that range from the third quarter 2005 to the first quarter 2006.

As of March 31, 2005, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility) or under its $50.0 million discretionary line of credit agreement.

(6) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
Deferred sales commissions on B shares, net	$271,786	$283,056
Other deferred sales commissions, net	3,506	3,594
Deferred sales commissions, net	$275,292	$286,650

Current and long-term portions of nonrecourse debt consisted of the following (See Note (1)(b)):

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at March 31, 2005	March 31, 2005	December 31, 2004
	2005[1]	2004[2]
Financings through March 1997	7.60%	7.60%	0.1 year	$737	$3,016
Financings between April 1997 and September 2000	8.24%	8.21%	3.5 years	119,717	124,370
Financings between October 2000 and December 2003	5.30%	5.34%	6.8 years	114,933	125,031
Financings between January 2004 and March 2005	4.75%	4.75%	8.0 years	41,319	35,514
Total long-term debt – nonrecourse				$276,706	$287,931

1 As of March 31, 2005

2 As of December 31, 2004

In December 2003, Federated signed an agreement with an independent financial institution to continue funding the B-share sales commissions through December 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(7) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.125 per share or approximately $13.3 million were paid in the first quarter of 2005 to holders of common shares.

Federated repurchased 672,100 shares of its stock as part of its current share buyback programs during the three months ended March 31, 2005. As of March 31, 2005, Federated can repurchase approximately 5.1 million additional shares under the board-approved programs, of which 0.1 million shares will expire on April 30, 2005 due to the expiration of the time limit on one of the board-approved programs.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of March 31, 2005, Federated had the ability to make additional stock repurchase and dividend payments of more than $108 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of March 31, 2005, a total of 73,048 shares had been purchased by employees in this plan since the plan’s inception.

(c) Employee Stock-Based Compensation

During the first quarter of 2005, Federated awarded 212,796 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock was granted at a 15% discount from the fair market value of Federated’s stock price on the bonus payment date, was issued out of treasury and will vest over a three-year period. During the same time period, 2,000 and 51,000 shares of restricted stock and employee stock options, respectively were forfeited and 10,896 employee stock options were exercised by purchasing shares out of treasury.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Income Taxes

The reconciliation between the Federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following for the three-month periods ended March 31:

	2005	2004
Expected statutory rate	35.0%	35.0%
Increase:
State income taxes, net of Federal benefit	5.1	1.5
Non-deductible expenses relating to the Settlement Charges[1]	29.3	0.0
Other	0.5	0.2
Total	69.9%	36.7%

1 The Consolidated Financial Statements for the quarters ended March 31, 2005 and 2004 reflect a $52.9 million and $4.3 million pretax charge, respectively, for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the quarter ended March 31, 2005, $50.6 million relates to management’s revised estimate of the costs relating to anticipated settlements of governmental investigations concerning market timing and late trading allegations (Settlement Charges) of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs significantly from the judgments used to determine the initial estimates, the amount accrued as of March 31, 2005 would be subject to further revision. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(9) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
Numerator
Income from continuing operations	$7,183	$51,187
(Loss) income from discontinued operations	(155)	546
Net income	$7,028	$51,733

Denominator
Basic weighted-average shares outstanding	106,326	108,397
Dilutive potential shares from stock-based compensation	1,996	3,548
Diluted weighted-average shares outstanding	108,322	111,945

Earnings per share – Basic
Income from continuing operations	$0.07	$0.47
(Loss) income from discontinued operations	(0.00)	0.01
Net income	$0.07	$0.48
Earnings per share – Diluted
Income from continuing operations	$0.07	$0.46
(Loss) income from discontinued operations	(0.00)	0.00
Net income[1]	$0.06	$0.46

1 Totals may not sum due to rounding.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended March 31, 2005 and 2004, options to purchase 2.1 million and 1.2 million shares of common stock, respectively, at a weighted-average exercise price per share of $31.92 and $33.65, respectively, were outstanding but not included in the computation of diluted earnings per share for each quarter due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(10) Comprehensive Income

Comprehensive income was $6.9 million and $51.7 million for the quarters ended March 31, 2005 and 2004, respectively.

(11) Variable Interest Entities

At March 31, 2005, Federated acted as the investment manager for two high-yield CDO products pursuant to the terms of an investment management agreement between Federated and each CDO. The CDOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CDOs are subject to greater risk than traditional investment products. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original stated maturities of 12 years. As a result of their corporate governance, the CDOs meet the definition of a variable interest entity (VIE) under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46). After performing an expected cash flow analysis for each CDO, management determined that Federated is not the primary beneficiary of the CDOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CDOs in Federated’s Consolidated Financial Statements. As of March 31, 2005, aggregate total assets and aggregate total obligations of the CDOs approximated $400 million and $500 million, respectively.

Federated holds an investment in each CDO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of March 31, 2005, Federated had no remaining carrying value of these investments.

In addition, a number of Federated-sponsored investment products, including Irish-domiciled money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of March 31, 2005, total assets under management in these investment products approximated $9 billion. Federated’s investments in these products represent its maximum exposure to loss. As of March 31, 2005, Federated’s investment in these investment products was $26.7 million, of which $26.5 million was invested in Irish-domiciled money market funds.

(12) Related Party Transactions

Federated has classified certain entities as affiliates in accordance with SFAS 57 “Related Party Disclosures.”

At March 31, 2005 and December 31, 2004, Receivables—affiliates totaled $30.4 million and $30.8 million, respectively and Accrued revenue—affiliates totaled $2.0 million and $1.1 million, respectively relating to services provided to various Federated products.

At March 31, 2005 and December 31, 2004, Accounts payable and accrued expenses—affiliates totaled $29.2 million and $10.3 million, respectively. The balance at March 31, 2005 is primarily composed of $26.2 million related to the internal review and estimated settlement related to past mutual fund trading practices (see Note (14)), $1.2 million related to remedial actions in connection with various fund transactions and trading issues and $0.5 million related to distribution fees payable to Federated Asset Management GmbH (FAM). The balance at December 31, 2004 is primarily composed of $3.6 million related to the internal review and estimated settlement related to past mutual fund trading practices, $3.3

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

million related to shareholder service fees payable to various Federated funds resulting from an administrative delay in the implementation of contractual terms, $2.0 million related to remedial actions in connection with various fund transactions and trading issues and $0.6 million related to distribution fees payable to FAM.

At March 31, 2005 and December 31, 2004, Other current liabilities—affiliates totaled $33.1 million and $29.5 million, respectively and represented the accrual for the contingent purchase price payment earned as of those periods ended related to the Kaufmann Acquisition (see Note (3)).

At March 31, 2005 and December 31, 2004, Other long-term liabilities—affiliates totaled $12.0 million and $4.0 million, respectively and represented the long-term portion of management’s current estimate of the costs relating to the Settlement Charges (see Note (14)).

(13) Business Combinations and Acquisitions

In the fourth quarter 2004, Federated reached a definitive agreement to acquire the cash management business of Alliance Capital Management L.P. (Alliance). Currently, in connection with this acquisition, up to approximately $22 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services is expected to be transitioned into Federated money market funds. This transaction has been approved by the boards of directors of both Federated and Alliance, as well as by each mutual fund’s board of directors/trustees. This transaction, which is expected to close in phases by the end of the second quarter of 2005, includes upfront cash payments totaling approximately $25.8 million due at the transaction closing dates (of which $0.7 million was paid in the first quarter of 2005) as well as contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as 1) a percentage of annual revenues less operating expenses over the five-year period directly attributed to these assets and 2) a one-time payment payable if certain net revenue targets are met. At the current levels, these additional payments would approximate $68 million over five years. This acquisition is being accounted for using the purchase method of accounting. In the first quarter 2005, approximately $821 million of third-party-distributed money market fund assets were transitioned into Federated money market funds in connection with the Alliance Acquisition. In connection with the first closing, Federated paid $0.7 million as upfront purchase price and has recorded a $2.2 million investment advisory contract intangible asset. This asset is being amortized on an accelerated basis over a seven-year useful life. Federated also recorded an intangible asset of $5.8 million for the non-compete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. In connection with these intangible assets, Federated recorded $6.7 million in Other current liabilities – other as of March 31, 2005.

(14) Commitments and Contingencies

(a) Contractual

Pursuant to various acquisition agreements, Federated is required to make additional payments to the seller contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. Pursuant to this acquisition agreement, Federated could pay an additional $66.2 million as contingent purchase price ($33.1 million of which is accrued at March 31, 2005 (see Note (3))) and $13.4 million as contingent incentive compensation ($6.4 million of which is accrued at March 31, 2005) between 2005 and 2007 if certain revenue targets are met. The purchase price payments are recorded as additional goodwill at such time as performance targets have been met, while the incentive compensation payments are recognized as compensation expense during the periods in which the payments are earned.

In 2005, Federated completed the first of anticipated multiple closings related to the Alliance Acquisition. The contingent purchase price payments will be calculated as 1) a percentage of annual revenues less operating expenses over the five-year period directly attributed to these assets and 2) a one-time payment payable if certain net revenue targets are met. These contingent purchase price payments could be paid annually from 2006 through 2010.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

(b) Guarantees and Indemnifications

Federated has not issued any guarantees for the obligations of third parties. On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc. and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated’s right to challenge the other party’s claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial position or results of operations.

(c) Internal Review of Mutual Fund Trading Activities

As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the SEC, National Association of Securities Dealers (NASD) and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Office for the Western District of Pennsylvania, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell are conducting the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee is currently comprised of the board as a whole. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated paid restoration of $8.0 million to compensate for the detrimental impact from the improper trading activities identified in the review. Federated has substantially completed its review of information relating to trading activities.

Federated announced on January 24, 2005 that it was in settlement discussions with the SEC and New York State Attorney General.

The Consolidated Financial Statements for the quarters ended March 31, 2005 and 2004 reflect a $52.9 million and $4.3 million pretax charge, respectively, for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the quarter ended March 31, 2005, $50.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs significantly from the judgments used to determine the initial estimates, the amount accrued as of March 31, 2005 would be subject to further revision. In addition, Federated’s management is unable to estimate the

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Legal Proceedings

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

The six excessive fee cases were originally filed in four different federal courts and one state court. Five of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

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

In addition, Federated has other claims asserted and threatened against it in the ordinary course of business. These other claims are subject to inherent uncertainties. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination for any pending or threatened other claim will materially affect the financial position, results of operations or liquidity of Federated.

(15) Subsequent Events

On April 28, 2005, the board of directors declared a dividend of $0.15 per share to be paid on May 13, 2005, to shareholders of record as of May 9, 2005.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management’s discussion and analysis of financial condition and results of operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004.

General

Federated Investors, Inc. (together with its subsidiaries, “Federated”) is one of the largest investment managers in the United States with $179.0 billion in managed assets as of March 31, 2005. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separately managed accounts and other Federated-sponsored products in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing, trade clearing and retirement plan recordkeeping services (collectively, Other Services).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and maintain assets. Rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain threshold levels. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Federated pays a significant portion of its distribution and shareholder service fees to financial intermediaries that sell and service Federated-sponsored products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income either as reductions to revenue as in the case of certain shareholder service fee payments or as an operating expense as in the case of certain distribution fee payments.

Federated’s remaining Other Services fees are based on fixed rates per transaction or retirement plan participant. Revenue relating to these services will vary with changes in the number of transactions and plan participants which are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new products and acquisitions.

Federated’s most significant recurring operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits, and marketing and distribution costs.

Business Developments

The Consolidated Financial Statements for the quarters ended March 31, 2005 and 2004 reflect a $52.9 million and $4.3 million pretax charge, respectively, for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the quarter ended March 31, 2005, $50.6 million relates to management’s revised estimate of the costs relating to anticipated settlements of governmental investigations concerning market timing and late trading allegations (Settlement Charges) of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the Securities and Exchange Commission (SEC) nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs significantly from the judgments used to determine the initial estimates, the amount accrued as of March 31, 2005 would be subject to further revision. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

In the fourth quarter 2004, Federated reached a definitive agreement to acquire the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). Currently in connection with this acquisition, up to approximately $22 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services is expected to be transitioned into Federated money market funds. This transaction has been approved by the boards of directors of both Federated and Alliance, as well as by each mutual fund’s board of directors/trustees. This transaction, which is expected to close in phases by the end of the second quarter of 2005, includes upfront cash payments totaling approximately $25.8 million due at the transaction closing dates (of which $0.7 million was paid in the first quarter of 2005) as well as contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as 1) a percentage of annual revenues less operating expenses over the five-year period directly attributed to these assets and 2) a one-time payment payable if certain net revenue targets are met. At the current levels, these additional payments would approximate $68 million over five years. This acquisition is being accounted for using the purchase method of accounting. In the first quarter 2005, approximately $821 million of third-party-distributed money market fund assets were transitioned into Federated money market funds in connection with the Alliance Acquisition. In connection with the first closing, Federated paid $0.7 million as upfront purchase price and has recorded a $2.2 million investment advisory contract intangible asset. This asset is being amortized on an accelerated basis over a seven-year useful life. Federated also recorded an intangible asset of $5.8 million for the non-compete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. In connection with these intangible assets, Federated recorded $6.7 million in “Other current liabilities – other” as of March 31, 2005.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

  Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2005	2004

By Asset Class
Money market	$125,747	$138,005	(9%)
Fixed-income	24,879	29,498	(16%)
Equity	28,345	26,399	7%
Total managed assets	$178,971	$193,902	(8%)

By Product Type
Mutual Funds:
Money market	$109,895	$121,788	(10%)
Fixed-income	20,596	23,824	(14%)
Equity	25,279	23,994	5%
Total mutual fund assets	$155,770	$169,606	(8%)

Separate Accounts:
Money market	$15,852	$16,217	(2%)
Fixed-income	4,283	5,674	(25%)
Equity	3,066	2,405	27%
Total separate account assets	$23,201	$24,296	(5%)
Total managed assets	$178,971	$193,902	(8%)
Average Managed Assets
	Three Months Ended March 31,		Percent Change
(in millions)	2005	2004
By Asset Class
Money market	$125,385	$144,157	(13%)
Fixed-income	25,463	29,533	(14%)
Equity	28,558	26,394	8%
Total average managed assets	$179,406	$200,084	(10%)
By Product Type
Mutual Funds:
Money market	$109,334	$127,767	(14%)
Fixed-income	21,013	23,874	(12%)
Equity	25,521	23,623	8%
Total average mutual fund assets	$155,868	$175,264	(11%)

Separate Accounts:
Money market	$16,051	$16,390	(2%)
Fixed-income	4,450	5,659	(21%)
Equity	3,037	2,771	10%
Total average separate account assets	$23,538	$24,820	(5%)
Total average managed assets	$179,406	$200,084	(10%)

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

(in millions)	2005	2004	Percent Change
Period-end assets as of March 31,	$18,169	$43,660	(58%)
Average assets for the three months ended March 31,	$19,365	$43,920	(56%)

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2005	2004[1]
Equity Funds
Beginning assets	$25,951	$22,817
Sales	1,379	1,963
Redemptions	(1,526)	(1,533)
Net (redemptions) sales	(147)	430
Net exchanges	23	64
Other[2]	(548)	683
Ending assets	$25,279	$23,994
Fixed-Income Funds
Beginning assets	$21,137	$24,004
Sales	1,485	2,624
Redemptions	(1,988)	(3,045)
Net redemptions	(503)	(421)
Net exchanges	(33)	(24)
Other[2]	(5)	265
Ending assets	$20,596	$23,824

1 Certain amounts previously reported have been reclassified to conform to the current quarter’s presentation.

2 Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percentage of Total Average Managed Assets		Percentage of Total Revenue
	2005	2004	2005	2004
Money market assets	70%	72%	38%	41%
Equity assets	16%	13%	40%	35%
Fixed-income assets	14%	15%	18%	20%
Other activities	–	–	4%	4%

The March 31, 2005 period-end managed assets declined 8% compared to period-end managed assets at March 31, 2004. Average managed assets for the three-month period ending March 31, 2005 decreased 10% from average managed assets for the same period last year. Equity assets benefited primarily from positive market conditions during 2004, increasing 7% to $28.3 billion at March 31, 2005 while average equity assets for first quarter 2005 increased 8% over the average for first quarter 2004. Period-end and average fixed-income and money market assets declined in 2005 as short-term interest rates continued to rise. In a rising-rate environment, certain institutional investors using money market

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

funds and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Fixed-income assets decreased 16% as of March 31, 2005 as compared to March 31, 2004 while average fixed-income assets declined 14% for the first quarter of 2005 as compared to the same period in 2004. Total money market assets at March 31, 2005 declined 9% as compared to March 31, 2004, while average money market assets declined 13% for the first quarter of 2005 as compared to the same period in 2004.

Results of Operations

Revenue. Revenue for the three-month periods ended March 31 is set forth in the following table:

(in millions)	2005	2004	Change	Percent Change
Revenue from managed assets	$198.1	$210.5	$(12.4)	(6	% )
Revenue from sources other than managed assets	7.8	10.2	(2.4)	(24	% )
Total Revenue	$205.9	$220.7	$(14.8)	(7	% )

Revenue from managed assets decreased for the first quarter 2005 by $12.4 million as compared to the same period in 2004. This decrease primarily reflects a $19.9 million decrease in revenue from fixed-income and money market funds for the first quarter of 2005 as a result of a decline in fixed-income (14%) and money market (13%) average assets under management during the period. This decrease was partially offset by a $7.2 million increase in revenue from equity funds in the first quarter of 2005 as a result of an 8% increase in equity average assets under management during the period.

Revenue from sources other than managed assets, which represents 4% of Federated’s revenue in the first quarter 2005, decreased $2.4 million from the first quarter 2004. Approximately $1.9 million of this decrease reflects a reduction in the number of bank clients for fund administration and accounting services.

Operating Expenses. Operating expenses for the three-month periods ended March 31 are set forth in the following table:

(in millions)	2005	2004	Change	Percent Change
Compensation and related	$44.4	$46.3	$(1.9)	(4%)
Marketing and distribution	38.4	41.5	(3.1)	(7%)
Amortization of deferred sales commissions	13.6	14.3	(0.7)	(5%)
Amortization of intangible assets	2.5	2.7	(0.2)	(7%)
All other	77.6	27.6	50.0	181%
Total Operating Expenses	$176.5	$132.4	$44.1	33%

The Consolidated Financial Statements for the quarters ended March 31, 2005 and 2004 reflect a $52.9 million and $4.3 million pretax charge, respectively, for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the quarter ended March 31, 2005, $50.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs significantly from the judgments used to determine the initial estimates, the amount accrued as of March 31, 2005 would be subject to further revision. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Total operating expenses for the first quarter 2005 increased $44.1 million as compared to the same period last year. Compensation and related expense for the three months ended March 31, 2005, decreased $1.9 million from first quarter 2004 primarily as a result of a $1.7 million decrease in the incentive compensation component of the contingent payments associated with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (Kaufmann Acquisition). The decrease in marketing and distribution expense of $3.1 million or 7% relates primarily to a decrease of $2.4 million due to the net reduction in assets under management and a $0.7 million decrease due to a change in client mix. Amortization of deferred sales commissions decreased in first quarter 2005 from first quarter 2004 primarily as a result of lower average B-share assets in the first quarter of 2005 as compared to the first quarter of 2004. All other expenses increased $50.0 million primarily as a result of the increase in the Settlement Charges of $50.6 million, which was recorded in “Other” operating expenses.

Nonoperating Income (Expenses). Nonoperating expenses, net decreased $1.8 million for the first quarter of 2005 as compared to the same period of last year as a result of a $0.9 million decrease in “Debt expense – nonrecourse” related to expenses for B-share funding arrangements due to a lower amount of average non-recourse debt outstanding and a $0.8 million increase in “Interest and dividends” due to higher yields earned on investments as a result of rising interest rates.

Income Taxes on Continuing Operations. The income tax provision for continuing operations for the three-month period ended March 31, 2005 was $16.7 million as compared to $29.6 million for the same period in 2004. This reduction is due to lower income from continuing operations before income taxes offset primarily by the estimated non-deductible portion of the Settlement Charges ($7.0 million) and increased state taxes ($0.1 million). The effective tax rate was 69.9% and 36.7% for the first quarter 2005 and 2004, respectively.

Income from Continuing Operations. Income from continuing operations decreased 86% or $44.0 million for the first quarter of 2005 as compared to the first quarter of 2004 as a result of the changes in revenues, expenses and income taxes noted above.

Discontinued Operations. Discontinued operations reflect the sale of Federated’s transfer agency business on June 30, 2004. The sale did not result in a material gain or loss on disposal. For the quarters ended March 31, 2005 and 2004, Federated reported a loss from discontinued operations, net of tax of $0.2 million and income from discontinued operations, net of tax of $0.5 million, respectively (see Note (2) to the Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2005, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $308.0 million as compared to $292.1 million at December 31, 2004. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its Credit Facility as of March 31, 2005.

Operating Activities. Cash provided by operating activities totaled $62.5 million for the first quarter 2005, as compared to $66.6 million for the same period in 2004. A decrease of $21.1 million in the tax benefit from stock-based compensation resulted from the vesting and employee tax realization of 1.9 million shares of restricted stock during the first quarter of 2004.

An increase of $41.3 million in accounts payable and accrued expenses on the Consolidated Statements of Cash Flows for the quarter ended March 31, 2005 compared to the same period of last year is due primarily to the increases in the current portions of the Settlement Charges of $22.0 million recorded in “Accounts payable and accrued expenses – affiliates” and $20.6 million recorded in “Accounts payable and accrued expenses – other” in the first quarter of 2005.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The increase of $7.3 million in other long-term liabilities on the Consolidated Statements of Cash Flows for the quarter ended March 31, 2005 compared to the same period of last year is due primarily to the increase in the long-term portion of the Settlement Charges of $8.0 million recorded in “Other long-term liabilities – affiliates” in the first quarter of 2005.

Deferred sales commissions paid decreased $5.2 million for the quarter ended March 31, 2005 compared to the same period of last year primarily as a result of reduced sales of the B-share asset class.

Investing Activities. During the first quarter 2005, Federated used $1.5 million for investing activities. Of this amount, Federated paid $1.1 million related to the Alliance Acquisition. In addition, Federated paid $1.1 million to acquire property and equipment, $1.0 million of which was computer-related. These items were partially offset by $0.7 million proceeds from the redemption of a CDO in the first quarter of 2005.

Financing Activities. During the first quarter 2005, Federated used $43.5 million for financing activities. Of this amount, Federated used $18.4 million to repurchase 0.6 million shares of Class B common stock in the open market and in private transactions under the stock repurchase program. As of March 31, 2005, Federated can repurchase an additional 5.1 million shares through its authorized programs.

Federated paid dividends in the first quarter 2005 equal to $13.3 million or $0.125 per share. On April 28, 2005, Federated’s board of directors declared a dividend of $0.15 per share that is payable on May 13, 2005.

Stock repurchases and dividend payments are subject to restrictions under Federated’s Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through March 31, 2005, Federated, given current debt covenants, has the ability to make additional stock repurchases and dividend payments of more than $108 million.

During the first quarter 2004, management determined that reasonably estimable future cash flows from revenue streams related to B shares sold through March 1997 will not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated began accelerating the write off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset balances were written down by an additional $2.0 million and $1.8 million during the first quarter of 2005 and 2004, respectively, while the debt balances were written down by an additional $2.1 million and $1.8 million during the first quarter of 2005 and 2004, respectively.

Financial Position

“Prepaid expenses” (which includes prepaid taxes) at March 31, 2005 decreased $8.0 million from December 31, 2004 while “Income taxes payable” increased $9.3 million for the same periods of comparison due primarily to projections used in the calculation of required estimated federal income tax payments for 2004, which resulted in an overpayment of Federal taxes related to that year.

“Accrued compensation and benefits” at March 31, 2005 decreased $23.2 million from December 31, 2004 primarily due to the payment of accrued incentive compensation during the first quarter of 2005.

Additional significant changes in assets and liabilities are discussed elsewhere in this Item.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various acquisition agreements, Federated is required to make additional payments to the seller contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. Pursuant to this acquisition agreement, Federated could pay an additional $66.2 million as contingent purchase price ($33.1 million of which is accrued at March 31, 2005 (see Note (3) to the Consolidated Financial Statements)) and $13.4 million as contingent incentive compensation ($6.4 million of which is accrued at March 31, 2005) between 2005 and 2007 if certain revenue targets are met. The purchase price payments are recorded as additional goodwill at such time as

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

performance targets have been met, while the incentive compensation payments are recognized as compensation expense during the periods in which the payments are earned.

In 2005, Federated completed the first of anticipated multiple closings related to the Alliance Acquisition. The contingent purchase price payments will be calculated as 1) a percentage of annual revenues less operating expenses over the five-year period directly attributed to these assets and 2) a one-time payment payable if certain net revenue targets are met. These contingent purchase price payments could be paid annually from 2006 through 2010.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

Internal Review of Mutual Fund Trading Activities. As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the SEC, National Association of Securities Dealers (NASD) and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Office for the Western District of Pennsylvania, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell are conducting the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee is currently comprised of the board as a whole. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated paid restoration of $8.0 million to compensate for the detrimental impact from the improper trading activities identified in the review. Federated has substantially completed its review of information relating to trading activities.

Federated announced on January 24, 2005 that it was in settlement discussions with the SEC and New York State Attorney General.

The Consolidated Financial Statements for the quarters ended March 31, 2005 and 2004 reflect a $52.9 million and $4.3 million pretax charge, respectively, for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the quarter ended March 31, 2005, $50.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs significantly from the judgments used to determine the initial estimates, the amount accrued as of March 31, 2005 would be subject to further revision. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Legal Proceedings. Since October 2003, Federated Investors, Inc. and related entities (collectively, the Federated Defendants) have been named as defendants in twenty-one cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excess fees. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The six excessive fee cases were originally filed in four different federal courts and one state court. Five of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

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

In addition, Federated has other claims asserted and threatened against it in the ordinary course of business. These other claims are subject to inherent uncertainties. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination for any pending or threatened other claim will materially affect the financial position, results of operations or liquidity of Federated.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, funding property and equipment acquisitions, including computer-related equipment and seeding new products. As a result of recently adopted regulations and frequent requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will increase. Resolution of the matters described above regarding the internal review, other regulatory inquiries and legal proceedings could result in payments, including fines and/or penalties which may have a significant impact on Federated’s liquidity, capital resources and results of operations. Federated has also experienced increases in the cost of insurance, including professional liability, fidelity bond coverage and health care. Management expects these increases in the cost of insurance, including the assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current Credit Facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Variable Interest Entities

At March 31, 2005, Federated acted as the investment manager for two high-yield CDO products pursuant to the terms of an investment management agreement between Federated and each CDO. The CDOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CDOs are subject to greater risk than traditional investment products. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original stated maturities of 12 years. As a result of their corporate governance, the CDOs meet the definition of a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46). After performing an expected cash flow analysis for each CDO, management determined that Federated is not the primary beneficiary of the CDOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CDOs in Federated’s Consolidated Financial Statements. As of March 31, 2005, aggregate total assets and aggregate total obligations of the CDOs approximated $400 million and $500 million, respectively.

Federated holds an investment in each CDO, which exposes it to risk of loss to the extent of the carrying value of the investments. As of March 31, 2005, Federated had no remaining carrying value of these investments.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In addition, a number of Federated-sponsored investment products, including Irish-domiciled money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of March 31, 2005, total assets under management in these investment products approximated $9 billion. Federated’s investments in these products represent its maximum exposure to loss. As of March 31, 2005, Federated’s investment in these investment products was $26.7 million, of which $26.5 million was invested in Irish-domiciled money market funds.

Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123(R)). SFAS 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, which as discussed in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report., Federated adopted on a prospective basis as of January 1, 2003. However, SFAS 123(R) requires all share-based payments to employees, including prior grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC announced in April 2005 that it would require that registrants that are not small business issuers adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Federated plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined which method of adoption it will use. Federated adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, Federated uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating the most appropriate valuation model to utilize (Black-Scholes or a lattice model) upon the required adoption of SFAS 123(R). Since (1) SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and (2) Federated adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for certain previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). However, had Federated adopted SFAS 123 using the retroactive restatement method described in SFAS 148 in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Federated cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $0.1 million and $21.2 million for the three months ended March 31, 2005 and 2004, respectively.

FSP 109-2 – In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2) which provides guidance with respect to reporting the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

(the Jobs Act). The Jobs Act provides conditions under which the repatriation of certain foreign earnings in either 2004 or 2005 will qualify for preferential tax treatment. If these conditions are met, a maximum 5.25% income tax rate rather than the maximum regular tax rate of 35% would apply to eligible repatriations of certain foreign earnings.

Federated is currently evaluating these provisions in conjunction with an analysis of its foreign earnings subject to tax upon repatriation to determine the feasibility of developing and implementing a plan that would qualify it for this preferential tax treatment. Additional interpretive guidance relating to the application of these provisions is anticipated and may impact the analysis that is expected to be completed in 2005. At this time, the amount under consideration for application of this one-time reduced tax rate ranges from $0 to $4.6 million resulting in an estimated impact to Federated’s federal income tax provision ranging from $0 to a benefit of approximately $1.4 million.

FSP EITF 85-24-1 – In March 2005, the FASB issued Staff Position EITF 85-24-1 “Application of EITF Issue No. 85-24, “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” When Cash for the Right to Future Distribution Fees for Shares Previously Sold Is Received from Third Parties” (FSP EITF 85-24-1). FSP EITF 85-24-1 addresses when revenue should be recognized by the seller for sales of rights to future cash flows relating to certain distribution fees and is effective for reporting periods beginning after March 11, 2005. Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. For financial reporting purposes, these arrangements are currently treated as financings. Federated is currently evaluating the implications of this guidance and will adopt the provisions in the second quarter of 2005.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004, management believes that its policies regarding accounting for intangible assets, income taxes, stock-based employee compensation and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Approximately 76% of the carrying value of Federated’s customer-related intangible assets as of March 31, 2005 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 60% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate to date.

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of March 31, 2005, Federated had not recorded a valuation allowance on the $6.6 million deferred tax asset relating to Federated’s CDO other-than-temporary impairment losses. In January 2005, Federated’s investment in one CDO was liquidated. Federated considered the following facts in connection with its evaluation of the realizability of the deferred tax asset: (1) the majority of the impairment losses have not been realized for tax purposes, (2) the actual amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated, (3) the January 2005 liquidation of Federated’s investment in one of the CDOs resulted in the realization of $0.6 million of the deferred tax asset which may be offset within the 2005 tax year before recognition as a capital loss carry-forward, (4) the carry-forward period for capital losses is five years, and (5) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize these losses in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.6 million for these deferred tax assets.

Accounting for Stock-Based Employee Compensation. Federated adopted the fair-value recognition provisions of SFAS 123 for employee stock-based compensation for all stock-based awards granted, modified or settled on or after January 1, 2003. Awards granted prior to 2003 continue to be accounted for using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts disclosed in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s securities investments are primarily money market funds and mutual funds with investments which have a duration of two years or less. Federated also invests in mutual funds sponsored by Federated (initial seedings) in order to provide investable cash to the fund thereby allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At March 31, 2005, Federated was exposed to price risk with regard to its $1.1 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. At March 31, 2005, Federated also held a $0.5 million investment in the common stock of large-cap companies which exposed it to price risk. Federated did not hold any derivative investments at March 31, 2005.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 38% of Federated’s revenue in the first quarter of 2005 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in 2004 and are expected to continue to increase. In a rising-rate environment, certain institutional investors using money market funds and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

For further discussion of managed assets and factors that impact Federated’s revenue, see the sections entitled “General,” “Asset Highlights” and “Contractual Obligations and Contingent Liabilities” herein, as well as the sections entitled “Regulatory Matters” and “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

P art II, Item 1. Legal Proceedings

(Unaudited)

See Note (14)(d) to the Consolidated Financial Statements contained in Part I of this report for information on Legal Proceedings.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2005. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (7)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	120,000	$ 29.78	120,000	5,667,884
February	0	0	0	5,667,884
March	554,100	28.52	552,100	5,115,784
Total	674,100	$ 28.75	672,100	5,115,784

1 Total number of shares purchased includes 2,000 shares of restricted stock repurchased upon an employee’s separation.

2 Federated’s current share repurchase program was announced in April 2003. The board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through April 30, 2004. In April 2004, the board of directors approved an extension of the current program through April 30, 2005. At March 31, 2005, 115,784 shares remain to be purchased under this program, however management intends to let this program expire and not repurchase these remaining shares.

In October 2004, the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006.

No other plans have expired or have been terminated during the first quarter 2005.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No matters have been submitted to a vote of security holders during the period covered by this report.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – Form of Bonus Restricted Stock Program Award Agreement (filed herewith)

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

Federated Investors, Inc.
(Registrant)
Date April 29, 2005	By: /s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer
Date April 29, 2005	By: /s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer