Form 10-Q
period 2005-06-30
FEDERATED INVESTORS INC /PA/
filed 2005-07-29
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 27, 2005, the Registrant had outstanding 9,000 shares of Class A Common Stock and 107,220,130 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the need to make additional contingent payments pursuant to acquisition agreements; the costs associated with the internal review of mutual fund trading activities and other regulatory inquiries; legal proceedings; future cash needs; accounting for intangible assets, loss contingencies and income taxes; market risk to investments and revenue; the impact of increased regulation; and the effect of rising interest rates on money market products and other short-term duration fixed income products constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the costs associated with the internal review of mutual fund trading activities, other regulatory inquiries, legal proceedings and future cash needs will be impacted by any additional information requests from or fines or penalties paid to governmental agencies; the cost associated with private litigation; insurance costs; and the costs to implement regulatory changes. The accounting for intangible assets and loss contingencies is based upon estimates and will be affected if actual results differ significantly. The accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market and fixed-income funds. Certain of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Current Assets
Cash and cash equivalents	$238,581	$256,213
Marketable securities	1,653	2,058
Receivables – affiliates	38,978	30,790
Receivables – other, net of reserve of $64 and $52, respectively	2,079	3,037
Accrued revenue – affiliates	1,902	1,146
Accrued revenue – other	5,571	6,078
Current deferred tax asset, net	8,851	8,916
Prepaid expenses	20,825	14,093
Other current assets	311	169

Total current assets	318,751	322,500

Long-Term Assets
Goodwill	263,735	260,045
Intangible assets, net	73,490	51,929
Deferred sales commissions, net of accumulated amortization of $266,377 and $298,033, respectively	264,582	286,650
Property and equipment, net of accumulated depreciation of $33,342 and $31,402, respectively	24,880	27,166
Other long-term assets	6,058	6,398

Total long-term assets	632,745	632,188

Total assets	$951,496	$954,688

Current Liabilities
Cash overdraft	$3,456	$3,811
Current portion of long-term debt – recourse	103	533
Current portion of long-term debt – nonrecourse	0	3,016
Accrued compensation and benefits	23,864	42,603
Accounts payable and accrued expenses – affiliates	30,275	10,263
Accounts payable and accrued expenses – other	110,241	62,496
Income taxes payable	852	2,171
Other current liabilities – affiliates	0	29,468
Other current liabilities – other	25,904	21,006

Total current liabilities	194,695	175,367

Long-Term Liabilities
Long-term debt – recourse	0	8
Long-term debt – nonrecourse	266,416	284,915
Long-term deferred tax liability, net	25,870	23,479
Other long-term liabilities – affiliates	0	4,000
Other long-term liabilities – other	7,862	8,580

Total long-term liabilities	300,148	320,982

Total liabilities	494,843	496,349

Minority interest	338	586

Commitments and contingencies (Note (14))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	144,365	137,401
Additional paid-in capital from treasury stock transactions	73	0
Retained earnings	877,198	865,348
Treasury stock, at cost, 22,876,701 and 22,505,641 shares Class B common stock, respectively	(552,022)	(536,446)
Employee restricted stock awards	(13,832)	(9,268)
Accumulated other comprehensive income, net of tax	344	529

Total shareholders’ equity	456,315	457,753

Total liabilities, minority interest, and shareholders’ equity	$951,496	$954,688

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Investment advisory fees, net-affiliates	$133,598	$132,559	$263,342	$269,108
Investment advisory fees, net-other	5,292	4,578	10,426	9,595
Administrative service fees, net-affiliates	31,076	30,733	59,184	62,629
Administrative service fees, net-other	1,650	3,810	3,597	7,652
Other service fees, net-affiliates	42,487	34,017	76,210	69,518
Other service fees, net-other	4,969	5,607	10,425	11,579
Other, net	2,182	1,780	3,967	3,683

Total revenue	221,254	213,084	427,151	433,764

Operating Expenses
Compensation and related	44,005	41,852	88,414	88,125
Marketing and distribution	52,320	40,544	90,674	82,043
Professional service fees	7,649	10,206	15,564	19,045
Office and occupancy	5,700	5,660	11,462	10,626
Systems and communications	5,713	4,761	10,309	9,914
Advertising and promotional	4,422	4,277	7,641	8,065
Travel and related	3,187	3,184	5,664	5,699
Amortization of deferred sales commissions	12,940	13,964	26,539	28,277
Amortization of intangible assets	3,525	2,692	6,004	5,351
Other	8,267	2,774	61,923	5,184

Total operating expenses	147,728	129,914	324,194	262,329

Operating income	73,526	83,170	102,957	171,435

Nonoperating Income (Expenses)
Interest and dividends	1,809	632	3,344	1,325
Gain on securities, net	2	1	60	1
Debt expense – recourse	(91)	(90)	(174)	(182)
Debt expense – nonrecourse	(4,444)	(5,246)	(9,031)	(10,692)
Other	(8)	(34)	(52)	(123)

Total nonoperating expenses, net	(2,732)	(4,737)	(5,853)	(9,671)

Income from continuing operations before minority interest and income taxes	70,794	78,433	97,104	161,764
Minority interest	2,478	2,478	4,927	4,989

Income from continuing operations before income taxes	68,316	75,955	92,177	156,775
Income tax provision	30,522	27,306	47,199	56,939

Income from continuing operations	37,794	48,649	44,978	99,836
Discontinued operations, net of tax	(33)	2,000	(189)	2,546

Net income	$37,761	$50,649	$44,789	$102,382

Earnings per share – Basic
Income from continuing operations	$0.36	$0.45	$0.42	$0.92
(Loss) income from discontinued operations	(0.00)	0.02	(0.00)	0.02

Net income[1]	$0.36	$0.47	$0.42	$0.95

Earnings per share – Diluted
Income from continuing operations	$0.35	$0.44	$0.42	$0.90
(Loss) income from discontinued operations	(0.00)	0.02	(0.00)	0.02

Net income[1]	$0.35	$0.46	$0.41	$0.92

Cash dividends per share	$0.150	$0.102	$0.275	$0.187

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended June 30,	2005	2004
Operating Activities
Net income	$44,789	$102,382
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	26,539	28,277
Depreciation and other amortization	10,646	9,444
Minority interest	4,927	4,989
Gain on disposal of assets	(383)	(62)
Provision for deferred income taxes	2,556	4,139
Tax benefit from stock-based compensation	910	21,282
Deferred sales commissions paid	(18,021)	(28,667)
Net payments for trading securities	(1)	(242)
Contingent deferred sales charges received	10,604	14,206
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(7,924)	2,224
Increase in other assets	(6,589)	(19,307)
Increase (decrease) in accounts payable and accrued expenses	49,626	(33,756)
Decrease in income taxes payable	(1,319)	(631)
Increase in other current liabilities	3,593	11,469
(Decrease) increase in other long-term liabilities	(4,014)	1,510

Net cash provided by operating activities	115,939	117,257

Investing Activities
Additions to property and equipment	(1,781)	(3,243)
Proceeds from disposal of property, equipment and other assets	1,418	0
Cash paid for costs of business disposal	0	(245)
Cash paid for business acquisitions	(58,956)	(66,225)
Purchases of securities available for sale	(208)	(9)
Proceeds from redemptions of securities available for sale	695	5

Net cash used by investing activities	(58,832)	(69,717)

Financing Activities
Distributions to minority interest	(5,175)	(5,208)
Dividends paid	(29,328)	(20,249)
Proceeds from shareholders for stock-based compensation and other	315	2,060
Purchases of treasury stock	(21,264)	(52,202)
Proceeds from new borrowings – nonrecourse	15,522	25,182
Payments on debt – nonrecourse	(34,243)	(39,179)
Payments on debt – recourse	(438)	(517)
Payments on acquired customer relationship obligation	(128)	(139)

Net cash used by financing activities	(74,739)	(90,252)

Net decrease in cash and cash equivalents	(17,632)	(42,712)
Cash and cash equivalents, beginning of period	256,213	232,464

Cash and cash equivalents, end of period	$238,581	$189,752

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

For share classes that do not offer both a distribution fee and CDSC, Federated expenses the cost of the upfront commission in “Marketing and distribution” expense in the Consolidated Statements of Income as it is incurred and credits “Marketing and distribution” expense for any CDSCs collected.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons or to meet regulatory or contractual requirements.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, administrative service fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. By contrast, management determined that in the case of shareholder services Federated acts as an agent; thus Federated records shareholder service fees net of certain third-party payments. Management reached this conclusion based largely on the fact that given the personalized nature of shareholder services, the customer, in this case the shareholder, has a direct relationship with their financial intermediary for the provision of shareholder services. Third-party payments for shareholder services recorded as an offset to revenue for the three and six months ended June 30, 2005 were $47.5 million and $88.5 million, respectively, as compared to $41.3 million and $84.5 million, respectively, for the three and six months ended June 30, 2004.

(d) Employee Stock-Based Compensation

Effective January 1, 2003, Federated adopted, on a prospective basis, the fair-value-based method of accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123). As a result of this adoption, Federated recognizes the estimated fair value of stock-based awards granted, modified or settled on or after January 1, 2003 as compensation expense on a straight-line or modified straight-line basis over the awards’ vesting periods, which vary in length from zero to ten years. For all employee-related stock option awards granted prior to 2003 with no subsequent modifications, Federated continues to apply the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense is not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004. As allowed by SFAS 123, Federated calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$37,761	$50,649	$44,789	$102,382
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	529	114	831	188
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards[1], net of related tax effects	(1,380)	(1,087)	(2,498)	(738)

Pro forma net income	$36,910	$49,676	$43,122	$101,832

Earnings per share:
Basic earnings per share	$0.36	$0.47	$0.42	$0.95
Pro forma basic earnings per share	$0.35	$0.46	$0.41	$0.94

Diluted earnings per share	$0.35	$0.46	$0.41	$0.92
Pro forma diluted earnings per share	$0.34	$0.45	$0.40	$0.92

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

(e) Marketable Securities

Marketable securities include available-for-sale and trading securities held by Federated. Federated’s available-for-sale securities are classified as current or long-term assets and are included in “Marketable securities” or “Other long-term assets,” respectively, on the Consolidated Balance Sheets based on management’s intention to sell the investment. At June 30, 2005 and December 31, 2004, Federated did not hold any available-for-sale securities that were classified as long-term assets. Federated’s trading securities held at June 30, 2005 and December 31, 2004, are classified as current and are included in “Marketable securities” on the Consolidated Balance Sheets. For more details regarding Federated’s policy for marketable securities, see Note (1)(g) to the Consolidated Financial Statements for the year ended December 31, 2004, included in Federated’s Annual Report on Form 10-K.

(f) Intangible Assets

Intangible assets, consisting primarily of goodwill, investment advisory contracts and noncompete agreements acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model considers various factors to project the present value of future cash flows expected to be generated from the asset. Given the investment advisory nature of Federated’s business and of the businesses acquired over the years, these factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is equal to Federated’s weighted-average cost of capital. After the fair value of all separately identifiable assets has been estimated, the cost of the acquisition in excess of the sum of the fair values of these assets is allocated to goodwill.

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

Federated amortizes separately identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Federated uses either the straight-line or an accelerated method of amortization after considering specific characteristics of the underlying fund shareholder base to forecast the pattern in which the economic benefits will be consumed, including fund shareholder behavior, demographics and persistency levels. The assets are amortized over their estimated useful lives, which range from 5 to 14 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets.

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

(h) Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123(R)). SFAS 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, which as discussed above in Note (1)(d), Federated adopted on a prospective basis as of January 1, 2003. However, SFAS 123(R) requires all share-based payments to employees, including prior grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Securities and Exchange Commission (SEC) announced in April 2005 that it would require that registrants that are not small business issuers adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined which method of adoption it will use. Federated adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, Federated uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating the most appropriate valuation model to utilize (Black-Scholes or a lattice model) upon the required adoption of SFAS 123(R). Since (1) SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and (2) Federated adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for certain previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). However, had Federated adopted SFAS 123 using the retroactive restatement method described in SFAS 148 in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(d). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Federated cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $0.9 million and $21.3 million for the six months ended June 30, 2005 and 2004, respectively.

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

FSP EITF 85-24-1 – In March 2005, the FASB issued Staff Position EITF 85-24-1 “Application of EITF Issue No. 85-24, “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” When Cash for the Right to Future Distribution Fees for Shares Previously Sold Is Received from Third Parties” (FSP EITF 85-24-1). FSP EITF 85-24-1, which addresses when revenue should be recognized by the seller for sales of rights to future cash flows relating to certain distribution fees, was effective for reporting periods beginning after March 11, 2005. Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. Federated adopted the provisions of FSP EITF 85-24-1 effective April 1, 2005. The adoption did not have an impact on Federated’s results of operations or financial position. For financial reporting purposes, Federated continues to account for these arrangements as financings.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The results of operations of the transfer agency business included in discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net revenue from discontinued operations	$0	$7,871	$0	$14,329

Pre-tax (loss) income from discontinued operations	$(51)	$2,739	$(290)	$3,579
Income tax (benefit) provision	(18)	739	(101)	1,033

(Loss) income from discontinued operations, net of tax	$(33)	$2,000	$(189)	$2,546

For the quarter ended June 30, 2005, Federated reported a loss from discontinued operations, net of tax, which was primarily attributable to residual costs associated with the sold transfer agency business.

(3) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	June 30, 2005			December 31, 2004
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts[1]	$96,419	$(30,892)	$65,527	$74,175	$(26,467)	$47,708
Noncompete agreements[2]	20,448	(12,492)	7,956	15,400	(11,379)	4,021
Other	12	(5)	7	1,612	(1,412)	200

Total identifiable intangible assets[3]	$116,879	$(43,389)	$73,490	$91,187	$(39,258)	$51,929

[1]	Weighted average amortization period of 10.2 years

[2]	Weighted average amortization period of 6.3 years

[3]	Weighted average amortization period of 9.5 years

The increase in identifiable intangible assets relates primarily to the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over ten-year and seven-year useful lives. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. See Note (13) for additional information on the Alliance Acquisition.

Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2005 were $3.5 million and $6.0 million, respectively, and $2.7 million and $5.4 million, respectively, for the same periods of 2004. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2005	$14,042
2006	$14,917
2007	$12,291
2008	$10,692
2009	$9,880

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Goodwill at June 30, 2005 and December 31, 2004 was $263.7 million and $260.0 million, respectively. During the first quarter 2005, Federated recorded an additional $3.6 million of goodwill to account for the additional portion of the contingent purchase price paid in May 2005, but earned as of March 31, 2005 in connection with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001 (Kaufmann Acquisition). With the payment of $33.1 million in May 2005, 80% of the total contingent purchase price payment available to be paid over the first six years following the acquisition’s closing date has been paid. See Note (14) for details regarding the potential remaining payments. Approximately 89% of the goodwill balances at June 30, 2005 and December 31, 2004, respectively, resulted from this acquisition.

(4) Other Current Liabilities - Other

Federated’s Other current liabilities – other at June 30, 2005, included $20.3 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review, government investigations and civil litigation into past mutual fund trading practices (see Note (14)). The retention of this advance payment is contingent upon approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this advance payment. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities – other at June 30, 2005 also included $2.7 million related to the purchase price of the Alliance Acquisition. See Note (13) for additional information on this acquisition.

(5) Recourse Debt

Federated’s total recourse debt balance of $0.1 million and $0.5 million at June 30, 2005 and December 31, 2004, respectively, represented liabilities on capital leases. The capital leases outstanding at June 30, 2005 carry interest rates of 2.90% and 3.47% with weighted-average interest rates of 3.15% and 3.60% for capital leases outstanding at June 30, 2005 and December 31, 2004, respectively. The two capital leases outstanding at June 30, 2005 have expiration dates during the fourth quarter 2005 and the first quarter 2006.

As of June 30, 2005, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility) or under its $50.0 million discretionary line of credit agreement.

(6) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004
Deferred sales commissions on B shares, net	$261,147	$283,056
Other deferred sales commissions, net	3,435	3,594

Deferred sales commissions, net	$264,582	$286,650

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Current and long-term portions of nonrecourse debt consisted of the following (See Note (1)(b)):

	Weighted - Average Interest Rates		Remaining Amortization Period at June 30, 2005	June 30, 2005	December 31, 2004
(dollars in thousands)	2005[1]	2004[2]
Financings through March 1997	N/A	7.60%	N/A	$0	$3,016
Financings between April 1997 and September 2000	8.27%	8.21%	3.3 years	115,533	124,370
Financings between October 2000 and December 2003	5.26%	5.34%	6.5 years	105,062	125,031
Financings between January 2004 and June 2005	4.94%	4.75%	8.0 years	45,821	35,514

Total long-term debt – nonrecourse				$266,416	$287,931

[1]	As of June 30, 2005

[2]	As of December 31, 2004

Federated has an agreement with an independent financial institution for funding of the B-share sales commissions through December 2006.

(7) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.125 and $0.15 per share or approximately $13.3 million and $16.0 million were paid in the first and second quarters of 2005, respectively, to holders of common shares.

Federated repurchased 672,100 shares of its stock as part of its current share buyback programs during the six months ended June 30, 2005. As of June 30, 2005, Federated can repurchase 5.0 million additional shares under the board-approved programs.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of June 30, 2005, Federated had the ability to make additional stock repurchase and dividend payments of more than $111 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares under the plan may be newly issued shares, treasury shares or shares purchased on the open market. As of June 30, 2005, a total of 74,603 shares had been purchased by employees in this plan since the plan’s inception.

(c) Employee Stock-Based Compensation

During the first half of 2005, Federated awarded 212,796 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock was granted at a 15% discount from the fair market value of Federated’s stock price on the bonus payment date, was issued out of treasury and will vest over a three-year period. During the first half of 2005, Federated also sold 8,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan to a key employee and issued 12,000 employee stock options to independent directors. During the same time period, 25,149 and 70,625 shares of restricted stock and employee stock options, respectively, were forfeited and 105,393 employee stock options were exercised by purchasing shares out of treasury.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected statutory rate	35.0%	35.0%	35.0%	35.0%
Increase:
State income taxes, net of federal benefit	1.6	0.3	2.5	1.0
Non-deductible expenses relating to the Settlement Charges[1]	7.7	0.0	13.3	0.0
Other	0.4	0.7	0.4	0.3

Total	44.7%	36.0%	51.2%	36.3%

[1]	The Consolidated Financial Statements for the three- and six-month periods ended June 30, 2005 reflect a $6.6 million and $59.5 million pretax charge, respectively, as compared to $5.0 million and $9.2 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the six months ended June 30, 2005, $55.6 million relates to management’s revised estimate of the costs relating to anticipated settlements of governmental investigations concerning market timing and late trading allegations (Settlement Charges) of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of June 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Numerator
Income from continuing operations	$37,794	$48,649	$44,978	$99,836
(Loss) income from discontinued operations	(33)	2,000	(189)	2,546

Net income	$37,761	$50,649	$44,789	$102,382

Denominator
Basic weighted-average shares outstanding	105,908	107,654	106,116	108,025
Dilutive potential shares from stock-based compensation	1,949	3,265	1,973	3,407

Diluted weighted-average shares outstanding	107,857	110,919	108,089	111,432

Earnings per share – Basic
Income from continuing operations	$0.36	$0.45	$0.42	$0.92
(Loss) income from discontinued operations	(0.00)	0.02	(0.00)	0.02

Net income[1]	$0.36	$0.47	$0.42	$0.95

Earnings per share – Diluted
Income from continuing operations	$0.35	$0.44	$0.42	$0.90
(Loss) income from discontinued operations	(0.00)	0.02	(0.00)	0.02

Net income[1]	$0.35	$0.46	$0.41	$0.92

[1]	Totals may not sum due to rounding.

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended June 30, 2005 and 2004, options to purchase 2.1 million and 1.5 million shares of common stock, respectively, at a weighted-average exercise price per share of $31.91 and $32.85, respectively, were outstanding but not included in the computation of diluted earnings per share for each quarter due to the option exercise price being greater than the average market price of Federated Class B common stock. For the six months ended June 30, 2005 and 2004, options to purchase 2.1 million and 1.3 million shares of common stock, respectively, at a weighted-average exercise price per share of $31.91 and $33.25, respectively, were outstanding but not included in the computation of diluted earnings per share for each six-month period due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(10) Comprehensive Income

Comprehensive income was $37.7 million and $44.6 million for the three- and six-month periods ended June 30, 2005, respectively, and $50.6 million and $102.3 million, respectively, for the same periods of 2004.

(11) Variable Interest Entities

At June 30, 2005, Federated acted as the investment manager for two high-yield collateralized debt obligation (CDO) products pursuant to the terms of an investment management agreement between Federated and each CDO. The CDOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CDOs are subject to greater risk than traditional investment products. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original stated maturities of 12 years. As a result of their corporate governance, the CDOs meet the definition of a variable interest entity (VIE)

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46). After performing an expected cash flow analysis for each CDO, management determined that Federated is not the primary beneficiary of the CDOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CDOs in Federated’s Consolidated Financial Statements. As of June 30, 2005, aggregate total assets and aggregate total obligations of the CDOs approximated $400 million, respectively.

As of June 30, 2005, Federated had no remaining carrying value for the investments in these CDOs and therefore has no related risk of loss.

In addition, a number of Federated-sponsored investment products, including Irish-domiciled money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of June 30, 2005, total assets under management in these investment products approximated $9 billion. Federated’s investments in these products represent its maximum exposure to loss. As of June 30, 2005, Federated’s investment in these investment products was $27.9 million, of which $27.7 million was invested in Irish-domiciled money market funds.

(12) Related Party Transactions

Federated has classified certain entities as affiliates in accordance with SFAS 57 “Related Party Disclosures.”

At June 30, 2005 and December 31, 2004, Receivables—affiliates totaled $39.0 million and $30.8 million, respectively, and Accrued revenue—affiliates totaled $1.9 million and $1.1 million, respectively, primarily relating to services provided to various Federated products.

At June 30, 2005 and December 31, 2004, Accounts payable and accrued expenses—affiliates totaled $30.3 million and $10.3 million, respectively. The balance at June 30, 2005 is primarily comprised of $27.3 million related to the internal review and estimated settlement related to past mutual fund trading practices (see Note (14)), $0.7 million related to remedial actions in connection with various fund transactions and trading issues, $0.6 million payable to certain Federated funds for increased fund expenses and $0.4 million related to distribution fees payable to Federated’s German joint venture, Federated Asset Management GmbH (FAM). The balance at December 31, 2004 is primarily comprised of $3.4 million related to the internal review and estimated settlement related to past mutual fund trading practices, $3.3 million related to shareholder service fees payable to various Federated funds resulting from an administrative delay in the implementation of contractual terms, $2.0 million related to remedial actions in connection with various fund transactions and trading issues and $0.6 million related to distribution fees payable to FAM.

At December 31, 2004, Other current liabilities—affiliates totaled $29.5 million and represented the accrual for the contingent purchase price payment earned in 2004 related to the Kaufmann Acquisition (see Note (3)).

At December 31, 2004, Other long-term liabilities—affiliates totaled $4.0 million and represented the long-term portion of management’s estimate of the costs relating to the Settlement Charges (see Note (14)).

(13) Business Combinations and Acquisitions

During the second quarter 2005, Federated completed the Alliance Acquisition. As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The upfront cost of this acquisition paid as of June 30, 2005 was $25.7 million, which included $25.0 million in purchase price and $0.7 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and 2) a one-time payment payable if certain net revenue targets are met. At the current asset levels, these additional payments would approximate $59 million over

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

the five-year period. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated allocated the cost of the acquisition to the assets acquired based on their estimated fair values. Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over ten-year and seven-year useful lives. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. The estimated fair value of the assets acquired exceeded the upfront cost of this acquisition by $2.7 million. In anticipation of contingent purchase price payments and additional transaction costs, Federated recorded the excess fair value as a liability in “Other current liabilities – other” as of June 30, 2005.

The following table summarizes unaudited pro forma financial information assuming the Alliance Acquisition occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the Alliance Acquisition been completed on the assumed dates and it is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Alliance Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenue	$232,110	$240,671	$463,922	$489,338
Income from continuing operations	38,322	49,954	46,647	102,483
Income from continuing operations per basic share	$0.36	$0.46	$0.44	$0.95
Income from continuing operations per diluted share	$0.36	$0.45	$0.43	$0.92

On June 28, 2005, Federated reached a definitive agreement with AMCORE Financial, Inc. concerning the proposed transition of approximately $163.8 million in mutual fund assets of three AMCORE equity mutual funds (Vintage Funds) into Federated-sponsored funds. The boards of directors of the Federated Funds and the Vintage Funds unanimously approved the planned transitions. Provided shareholder approval is obtained, management expects the transition will occur in the second half of 2005.

(14) Commitments and Contingencies

(a) Contractual

Pursuant to various acquisition agreements, Federated is required to make additional payments to the seller contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. Pursuant to this acquisition agreement, Federated could pay an additional $33.1 million as contingent purchase price and $6.7 million as contingent incentive compensation between 2006 and 2007 if certain revenue targets are met. The purchase price payments are recorded as additional goodwill at such time as performance targets have been met, while the incentive compensation payments are recognized as compensation expense during the periods in which the payments are earned.

In the second quarter of 2005, Federated completed the Alliance Acquisition. The contingent purchase price payments will be calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over a five-year period and 2) a one-time payment payable if certain net revenue targets are met. Certain of these contingent purchase price payments will be paid annually from 2006 through 2010. At the current asset levels, these additional payments would approximate $59 million over the five-year period.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(c) Internal Review of Mutual Fund Trading Activities

As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the SEC, National Association of Securities Dealers and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Office for the Western District of Pennsylvania, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell conducted the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee was comprised of the current board. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated paid restoration of $8.0 million to compensate for the detrimental impact from the improper trading activities identified in the review. Federated has completed its review of information relating to trading activities.

Federated announced on January 24, 2005 that it was in settlement discussions with the SEC and New York State Attorney General.

The Consolidated Financial Statements for the three- and six-month periods ended June 30, 2005 reflect a $6.6 million and $59.5 million pretax charge, respectively, as compared to $5.0 million and $9.2 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the six months ended June 30, 2005, $55.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of June 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs,

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Legal Proceedings

Since October 2003, Federated Investors, Inc. and related entities have been named as defendants in twenty-two cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excess fees. All of the pending cases, except one, involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice.

The six excessive fee cases were originally filed in four different federal courts and one state court. Five of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

Certain Federated entities were also named as defendants in a class action filed in the U.S. District Court for the Eastern District of Pennsylvania in which the plaintiffs alleged that Federated failed to ensure that the Federated funds participated in class action settlements for which they were eligible. This case was voluntarily dismissed by the plaintiffs without prejudice.

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

(15) Subsequent Events

On July 1, 2005, Federated sold 449,000 shares of restricted Class B common stock to certain employees at a purchase price of $3.00 per share. These awards vest over ten years during which period restrictions will lapse at the end of the fifth year for 50% of the shares awarded and at the end of the tenth year for the remaining shares.

On July 28, 2005, the board of directors declared a dividend of $0.15 per share to be paid on August 15, 2005, to shareholders of record as of August 8, 2005.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $204.7 billion in managed assets as of June 30, 2005. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds (the Federated Funds), separately managed accounts and other Federated-sponsored products in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing, trade clearing and retirement plan recordkeeping services (collectively, Other Services).

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

Federated’s most significant recurring operating expenses include marketing and distribution costs and compensation and related costs, which represent fixed and variable compensation and related employee benefits.

Business Developments

The Consolidated Financial Statements for the three- and six-month periods ended June 30, 2005 reflect a $6.6 million and $59.5 million pretax charge, respectively, as compared to $5.0 million and $9.2 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the Federated Funds. Of the amount for the six months ended June 30, 2005, $55.6 million relates to management’s revised estimate of the costs relating to anticipated settlements of governmental investigations concerning market timing and late trading allegations (Settlement Charges) of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the Securities and Exchange Commission (SEC) nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of June 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The upfront cost of this acquisition paid as of June 30, 2005 was $25.7 million, which included $25.0 million in purchase price and $0.7 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and 2) a one-time payment payable if certain net revenue targets are met. At the current asset levels, these additional payments would approximate $59 million over the five-year period. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated allocated the cost of the acquisition to the assets acquired based on their estimated fair values. Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over ten-year and seven-year useful lives. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. The estimated fair value of the assets acquired exceeded the upfront cost of this acquisition by $2.7 million. In anticipation of contingent purchase price payments and additional transaction costs, Federated recorded the excess fair value as a liability in “Other current liabilities – other” as of June 30, 2005.

On June 28, 2005, Federated reached a definitive agreement with AMCORE Financial, Inc. concerning the proposed transition of approximately $163.8 million in mutual fund assets of three AMCORE equity mutual funds (Vintage Funds) into Federated-sponsored funds. The boards of directors of the Federated Funds and the Vintage Funds unanimously approved the planned transitions. Provided shareholder approval is obtained, management expects the transition will occur in the second half of 2005.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2005	2004
By Asset Class
Money market	$151,431	$131,385	15%
Fixed-income	24,357	25,858	(6%)
Equity	28,886	26,598	9%

Total managed assets	$204,674	$183,841	11%

By Product Type
Mutual Funds:
Money market	$136,852	$117,543	16%
Fixed-income	20,237	21,473	(6%)
Equity	25,573	24,074	6%

Total mutual fund assets	$182,662	$163,090	12%

Separate Accounts:
Money market	$14,578	$13,842	5%
Fixed-income	4,121	4,385	(6%)
Equity	3,313	2,524	31%

Total separate account assets	$22,012	$20,751	6%

Total managed assets	$204,674	$183,841	11%

Average Managed Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2005	2004		2005	2004
By Asset Class
Money market	$140,191	$137,022	2%	$132,788	$140,590	(6%)
Fixed-income	24,590	27,366	(10%)	25,027	28,449	(12%)
Equity	28,279	26,104	8%	28,418	26,249	8%

Total average managed assets	$193,060	$190,492	1%	$186,233	$195,288	(5%)

By Product Type
Mutual Funds:
Money market	$125,037	$122,089	2%	$117,186	$125,054	(6%)
Fixed-income	20,410	22,461	(9%)	20,711	23,167	(11%)
Equity	25,114	23,686	6%	25,318	23,655	7%

Total average mutual fund assets	$170,561	$168,236	1%	$163,215	$171,876	(5%)

Separate Accounts:
Money market	$15,154	$14,933	1%	$15,602	$15,536	0%
Fixed-income	4,180	4,905	(15%)	4,315	5,282	(18%)
Equity	3,165	2,418	31%	3,101	2,594	20%

Total average separate account assets	$22,499	$22,256	1%	$23,018	$23,412	(2%)

Total average managed assets	$193,060	$190,492	1%	$186,233	$195,288	(5%)

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2005	2004		2005	2004
Period-end assets	$17,612	$43,566	(60%)	$17,612	$43,566	(60%)
Average assets	17,661	43,331	(59%)	18,513	43,625	(58%)

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Equity Funds
Beginning assets	$25,279	$23,994	$25,951	22,817

Sales	1,309	1,422	2,688	3,385
Redemptions	(1,490)	(1,400)	(3,016)	(2,933)

Net (redemptions) sales	(181)	22	(328)	452
Net exchanges	5	49	28	113
Other[1]	470	9	(78)	692

Ending assets	$25,573	$24,074	$25,573	24,074

Fixed-Income Funds
Beginning assets	$20,596	$23,824	$21,137	24,004

Sales	1,387	1,884	2,872	4,508
Redemptions	(2,055)	(3,713)	(4,043)	(6,758)

Net redemptions	(668)	(1,829)	(1,171)	(2,250)
Net exchanges	(8)	(171)	(41)	(195)
Acquisition related	50	0	50	0
Other[1]	267	(351)	262	(86)

Ending assets	$20,237	$21,473	$20,237	21,473

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2005	2004	2005	2004
Money market assets	71%	72%	40%	40%
Equity assets	15%	13%	39%	36%
Fixed-income assets	14%	15%	17%	20%
Other activities	—	—	4%	4%

The June 30, 2005 period-end managed assets increased 11% compared to period-end managed assets at June 30, 2004. Average managed assets for the three-month period ending June 30, 2005 increased 1% from average managed assets for the same period last year while average managed assets for the six-month period ending June 30, 2005 declined 5% compared to the same period last year. Equity assets at June 30, 2005 increased 9% compared to June 30, 2004 climbing to $28.9 billion while average equity assets for the three-month and six-month periods ending June 30, 2005 increased 8% over the respective periods in 2004. Period-end money market assets at June 30,

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

2005 increased 15% from June 30, 2004 primarily as a result of the Alliance Acquisition. Average money market assets for the three-month period ending June 30, 2005 increased 2% compared to the same period last year, whereas average money market assets for the six-month period ending June 30, 2005 decreased 6% compared to the same period in 2004. Period-end fixed-income assets at June 30, 2005 declined 6% from June 30, 2004. Average fixed-income assets for the three- and six-month periods ending June 30, 2005 decreased 10% and 12%, respectively, from the same periods of the prior year. In a rising interest-rate environment, certain institutional investors using money market funds and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products.

Results of Operations

Revenue. Revenue for the three- and six-month periods ended June 30 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2005	2004	Change	Percent Change	2005	2004	Change	Percent Change
Revenue from managed assets	$213.9	$203.2	$10.7	5%	$411.9	$413.7	$(1.8)	(0%)
Revenue from sources other than managed assets	7.4	9.9	(2.5)	(25%)	15.3	20.1	(4.8)	(24%)

Total Revenue	$221.3	$213.1	$8.2	4%	$427.2	$433.8	$(6.6)	(2%)

Revenue from managed assets increased for the three-month period ended June 30, 2005 by $10.7 million as compared to the same period in 2004. The increased revenue primarily reflects $13.6 million generated from assets acquired from the Alliance Acquisition and a $7.3 million revenue increase due to an 8% increase in average equity assets under management offset by declines in revenue of $10.6 million from fixed-income and money market products as a result of a 10% decrease in fixed-income average managed assets (6% of which represents decreases in ultrashort bond funds) and a 6% decrease in money market average managed assets (excluding the assets acquired in the Alliance Acquisition) during the period. Revenue from managed assets decreased $1.8 million for the six-month period ended June 30, 2005 as compared to the same period in 2004. Revenue declines relating to fixed-income and money market products of $29.6 million, which were due to a 12% decrease in fixed income average managed assets (5% of which represents decreases in ultrashort bond funds) and a 10% decrease in money market average managed assets (excluding the assets acquired in the Alliance Acquisition), were partially offset by increased revenue from assets acquired from the Alliance Acquisition of $13.9 million and an increase from equity products of $13.7 million due to an 8% increase in average managed equity assets.

Revenue from sources other than managed assets, which represents 3% of Federated’s revenue in the second quarter 2005, decreased $2.5 million from the second quarter 2004. Approximately $2.3 million of this decrease reflects a reduction in the number of bank clients for fund administration and accounting services. For the six-month period ended June 30, 2005, revenue from sources other than managed assets, which represents 4% of Federated’s revenue for this period, decreased $4.8 million from the same period in 2004 primarily as a result of a $4.2 million decrease in revenue from a reduction in the number of bank clients for fund administration and accounting services.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. Operating expenses for the three- and six-month periods ended June 30 are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2005	2004	Change	Percent Change	2005	2004	Change	Percent Change
Compensation and related	$44.0	$41.9	$2.1	5%	$88.4	$88.1	$0.3	0%
Marketing and distribution	52.3	40.5	11.8	29%	90.7	82.0	8.7	11%
Amortization of deferred sales commissions	12.9	14.0	(1.1)	(8%)	26.5	28.3	(1.8)	(6%)
Amortization of intangible assets	3.5	2.7	0.8	30%	6.0	5.4	0.6	11%
All other	35.0	30.8	4.2	14%	112.6	58.5	54.1	92%

Total Operating Expenses	$147.7	$129.9	$17.8	14%	$324.2	$262.3	$61.9	24%

The Consolidated Financial Statements for the three- and six-month periods ended June 30, 2005 reflect a $6.6 million and $59.5 million pretax charge, respectively, as compared to $5.0 million and $9.2 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the Federated Funds. Of the amount for the six months ended June 30, 2005, $55.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of June 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Total operating expenses for the three- and six-month periods ended June 30, 2005 increased $17.8 million and $61.9 million, respectively, as compared to the same periods last year. Compensation and related expense for the three months ended June 30, 2005, increased $2.1 million from the same period in 2004 primarily as a result of a $0.6 million increase in stock-based compensation, $0.4 million increase in incentive compensation and a $0.3 million increase in payroll-tax-related expense. The increase in marketing and distribution expense of $11.8 million or 29% for the three months ended June 30, 2005 as compared to the same period in 2004 relates primarily to an increase of $11.6 million due to additional expenses associated with the increase in assets under management from the Alliance Acquisition. In addition, the intangible assets recorded as a result of this acquisition served to increase the amortization of intangible assets by $1.2 million for the three-month period ending June 30, 2005 over the comparable prior year period. Amortization of deferred sales commissions decreased in the three-month period ended June 30, 2005 from the comparable period in 2004 primarily as a result of lower average B-share assets in 2005 as compared to the same period in 2004. All other expenses for the three-month period ended June 30, 2005 increased $4.2 million primarily as a result of a net increase in the Settlement Charges of $5.0 million. Settlement Charges were recorded in “Other” operating expenses.

For the six-month period ended June 30, 2005, the $8.7 million increase in marketing and distribution expense compared to the same period in 2004 relates to $11.8 million of additional expense associated with the increase in assets under management from the Alliance Acquisition offset by a $0.9 million decrease due to a net reduction in average managed assets (excluding the assets acquired in the Alliance Acquisition) and a $1.2 million decrease due to a change in client mix. Amortization of deferred sales commissions decreased in the six-month period ended June 30, 2005 by $1.8 million compared to the same period in 2004 primarily as a result of lower average B-share assets during the 2005 period as compared to the same period in 2004. All other expenses increased $54.1 million

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

compared to the same period in 2004 principally as a result of the net increase in the Settlement Charges of $55.6 million which were recorded in “Other” operating expenses in 2005.

Nonoperating Income (Expenses). Nonoperating expenses, net, decreased $2.0 million and $3.8 million for the three and six months ended June 30, 2005 as compared to the same periods of last year. For the three months ended June 30, 2005 the decrease is a result of a $0.8 million decrease in “Debt expense – nonrecourse” related to expenses for B-share funding arrangements due to a lower amount of average nonrecourse debt outstanding and a $1.2 million increase in “Interest and dividends” due primarily to higher yields earned on investments as a result of rising interest rates. For the six-month period ended June 30, 2005 the decrease was a result of a $1.7 million decrease in “Debt expense – nonrecourse” related to expenses for B-share funding arrangements due to a lower amount of average nonrecourse debt outstanding and a $2.0 million increase in “Interest and dividends” due primarily to higher yields earned on investments as a result of rising interest rates.

Income Taxes on Continuing Operations. The income tax provision for continuing operations for the three- and six-month periods ended June 30, 2005 was $30.5 million and $47.2 million, respectively, as compared to $27.3 million and $56.9 million, respectively, for the same periods in 2004. The increase in the three-month period ended June 30, 2005 over the same period of 2004 is primarily a result of the estimated federal tax effect of the non-deductible portion of the current period Settlement Charges ($5.3 million) and increased state taxes ($1.3 million) offset by lower income from continuing operations before income taxes ($2.7 million). The reduction for the six-month period ended June 30, 2005 over the same period of 2004 is primarily due to lower income from continuing operations before income taxes ($22.6 million) offset primarily by the estimated federal tax effect of the non-deductible portion of the current period Settlement Charges ($12.3 million) and increased state taxes ($1.4 million). The effective tax rate for continuing operations was 44.7% and 36.0% for the second quarter 2005 and 2004, respectively, and 51.2% and 36.3% for the first half of 2005 and 2004, respectively.

Income from Continuing Operations. Income from continuing operations decreased $10.9 million and $54.9 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods of 2004 as a result of the changes in revenues, expenses and income taxes discussed above.

Discontinued Operations. Discontinued operations, net of tax, reflect the sale of Federated’s transfer agency business on June 30, 2004. The sale did not result in a material gain or loss on disposal. For the three- and six-month periods ended June 30, 2005, Federated reported a loss from discontinued operations, net of tax, of less than $0.1 million and $0.2 million, respectively, as compared to income from discontinued operations, net of tax, of $2.0 million and $2.5 million, respectively, for the same periods in 2004 (see Note (2) to the Consolidated Financial Statements).

Liquidity and Capital Resources

At June 30, 2005, liquid assets, consisting of cash and cash equivalents, marketable securities and receivables, totaled $281.3 million as compared to $292.1 million at December 31, 2004. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its Credit Facility as of June 30, 2005.

Operating Activities. Cash provided by operating activities totaled $115.9 million for the first half of 2005, as compared to $117.3 million for the same period in 2004. A decrease of $20.4 million in the tax benefit from stock-based compensation resulted primarily from the vesting and employee tax realization of 1.9 million shares of restricted stock during the first quarter of 2004.

An increase of $83.4 million in the change in accounts payable and accrued expenses on the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 compared to the same period of last year is due primarily to the increases in the current portions of the Settlement Charges of $24.0 million recorded in “Accounts payable and accrued expenses – affiliates” and $35.6 million recorded in “Accounts payable and accrued expenses – other” in the first half of 2005 as well as the $7.0 million in restoration paid to the Federated-sponsored mutual funds in the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

second quarter 2004 as part of the Settlement Charges. In addition, an increase of $9.8 million in “Accounts payable and accrued expenses – other” relates to additional distribution and service fees payable associated with assets acquired in the Alliance Acquisition.

Deferred sales commissions paid decreased $10.6 million for the six months ended June 30, 2005 compared to the same period of last year primarily as a result of reduced sales of the B-share asset class.

Investing Activities. During the first half of 2005, Federated used $58.8 million for investing activities. Of this amount, Federated paid $33.1 million in contingent purchase price payments related to the Kaufmann Acquisition and $25.5 million related to the Alliance Acquisition. In addition, Federated paid $1.8 million to acquire property and equipment, $1.5 million of which was computer-related. These items were partially offset by $0.7 million proceeds from the redemption of an investment in a collateralized debt obligation (CDO) in the first quarter of 2005.

Financing Activities. During the first half of 2005, Federated used $74.7 million for financing activities. Of this amount, Federated used $21.3 million to repurchase 0.8 million shares of Class B common stock in the open market and in private transactions. As of June 30, 2005, Federated can repurchase an additional 5.0 million shares through its authorized stock repurchase programs.

Federated paid dividends in the first and second quarters of 2005 equal to $13.3 million and $16.0 million or $0.125 and $0.15 per share, respectively. On July 28, 2005, Federated’s board of directors declared a dividend of $0.15 per share that is payable on August 15, 2005.

Stock repurchases and dividend payments are subject to restrictions under Federated’s Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through June 30, 2005, Federated, given current debt covenants, has the ability to make additional stock repurchases and dividend payments of more than $111 million.

During the first quarter 2004, management determined that reasonably estimable future cash flows from revenue streams related to B shares sold through March 1997 would not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated began accelerating the write off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset balances were written down by an additional $2.7 million and $3.6 million during the first half of 2005 and 2004, respectively, while the debt balances were written down by an additional $2.8 million and $3.7 million during the first half of 2005 and 2004, respectively.

Financial Position

“Prepaid expenses” (which includes prepaid taxes) at June 30, 2005 increased $6.7 million from the December 31, 2004 balance due primarily to required projections used in the calculation of estimated federal income tax payments resulting in prepaid Federal taxes.

“Accrued compensation and benefits” at June 30, 2005 decreased $18.7 million from December 31, 2004 primarily due to the payment of accrued incentive compensation during the first half of 2005.

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various acquisition agreements, Federated is required to make additional payments to the seller contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. Pursuant to this acquisition agreement, Federated could pay an additional $33.1 million as contingent purchase price and $6.7 million as contingent incentive compensation between 2006 and 2007 if certain revenue targets are met.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The purchase price payments are recorded as additional goodwill at such time as performance targets have been met, while the incentive compensation payments are recognized as compensation expense during the periods in which the payments are earned.

In the second quarter of 2005, Federated completed the Alliance Acquisition. The contingent purchase price payments will be calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over a five-year period and 2) a one-time payment payable if certain net revenue targets are met. Certain of these contingent purchase price payments will be paid annually from 2006 through 2010. At the current asset levels, these additional payments would approximate $59 million over the five-year period.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

Internal Review of Mutual Fund Trading Activities. As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the SEC, National Association of Securities Dealers and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Office for the Western District of Pennsylvania, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell conducted the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee was comprised of the current board. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated mutual funds, participated in the review and reported on its progress to the independent directors of the funds.

In February 2004, the Company announced that the special investigative committee of the Board of Directors had substantially completed its assessment of the impact of past mutual fund trading issues. Based upon the findings of the internal review and of an independent expert retained by the Federated mutual funds, Federated paid restoration of $8.0 million to compensate for the detrimental impact from the improper trading activities identified in the review. Federated has completed its review of information relating to trading activities.

Federated announced on January 24, 2005 that it was in settlement discussions with the SEC and New York State Attorney General.

The Consolidated Financial Statements for the three- and six-month periods ended June 30, 2005 reflect a $6.6 million and $59.5 million pretax charge, respectively, as compared to $5.0 million and $9.2 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs incurred and estimated to complete Federated’s internal review, as well as costs incurred on behalf of the funds. Of the amount for the six months ended June 30, 2005, $55.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of June 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Legal Proceedings. Since October 2003, Federated Investors, Inc. and related entities have been named as defendants in twenty-two cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excess fees. All of the pending cases, except

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

one, involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice.

The six excessive fee cases were originally filed in four different federal courts and one state court. Five of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

Certain Federated entities were also named as defendants in a class action filed in the U.S. District Court for the Eastern District of Pennsylvania in which the plaintiffs alleged that Federated failed to ensure that the Federated funds participated in class action settlements for which they were eligible. This case was voluntarily dismissed by the plaintiffs without prejudice.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, seeding new products, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, and funding property and equipment acquisitions, including computer-related equipment. As a result of recently adopted regulations and frequent requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will increase. Resolution of the matters described above regarding the internal review, other regulatory inquiries and legal proceedings could result in additional accruals and payments, including fines and/or penalties which may have a significant impact on Federated’s liquidity, capital resources and results of operations. Federated has also experienced increases in the cost of insurance, including professional liability, fidelity bond coverage and health care. Management expects these increases in the cost of insurance, including the assumption of additional risk, to be significant going forward. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current Credit Facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Variable Interest Entities

At June 30, 2005, Federated acted as the investment manager for two high-yield CDO products pursuant to the terms of an investment management agreement between Federated and each CDO. The CDOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CDOs are subject to greater risk than traditional investment products. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original stated maturities of 12 years. As a result of their corporate governance, the CDOs meet the definition of a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46). After performing an expected cash flow analysis for each CDO, management determined that Federated is not the primary beneficiary of the CDOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CDOs in Federated’s Consolidated Financial Statements. As of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

June 30, 2005, aggregate total assets and aggregate total obligations of the CDOs approximated $400 million, respectively.

As of June 30, 2005, Federated had no remaining carrying value for the investments in these CDOs and therefore has no related risk of loss.

In addition, a number of Federated-sponsored investment products, including Irish-domiciled money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of June 30, 2005, total assets under management in these investment products approximated $9 billion. Federated’s investments in these products represent its maximum exposure to loss. As of June 30, 2005, Federated’s investment in these investment products was $27.9 million, of which $27.7 million was invested in Irish-domiciled money market funds.

Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123(R)). SFAS 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, which as discussed in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report, Federated adopted on a prospective basis as of January 1, 2003. However, SFAS 123(R) requires all share-based payments to employees, including prior grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC announced in April 2005 that it would require that registrants that are not small business issuers adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Federated plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined which method of adoption it will use. Federated adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, Federated uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating the most appropriate valuation model to utilize (Black-Scholes or a lattice model) upon the required adoption of SFAS 123(R). Since (1) SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and (2) Federated adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for certain previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). However, had Federated adopted SFAS 123 using the retroactive restatement method described in SFAS 148 in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(d) to the Consolidated Financial Statements presented elsewhere in this report. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Federated cannot estimate what those amounts will

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $0.9 million and $21.3 million for the six months ended June 30, 2005 and 2004, respectively.

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

FSP EITF 85-24-1 – In March 2005, the FASB issued Staff Position EITF 85-24-1 “Application of EITF Issue No. 85-24, “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” When Cash for the Right to Future Distribution Fees for Shares Previously Sold Is Received from Third Parties” (FSP EITF 85-24-1). FSP EITF 85-24-1, which addresses when revenue should be recognized by the seller for sales of rights to future cash flows relating to certain distribution fees, was effective for reporting periods beginning after March 11, 2005. Federated funds the payment of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. Federated adopted the provisions of FSP EITF 85-24-1 effective April 1, 2005. The adoption did not have an impact on Federated’s results of operations or financial position. For financial reporting purposes, Federated continues to account for these arrangements as financings.

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, on information from third-party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be significant.

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

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Approximately 53% of the carrying value of Federated’s customer-related intangible assets as of June 30, 2005 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 60% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate to date.

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of June 30, 2005, Federated had not recorded a valuation allowance on the $6.6 million deferred tax asset relating to Federated’s CDO other-than-temporary impairment losses. In January 2005, Federated’s investment in one CDO was liquidated. Federated considered the following facts in connection with its evaluation of the realizability of the deferred tax asset: (1) the majority of the impairment losses have not been realized for tax purposes; (2) the actual amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated; (3) the January 2005 liquidation of Federated’s investment in one of the CDOs resulted in the realization of $0.6 million of the deferred tax asset which may be offset within the 2005 tax year before recognition as a capital loss carry-forward; (4) the carry-forward period for capital losses is five years; and (5) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize these losses in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.6 million for these deferred tax assets.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s securities investments are primarily money market funds that have an average portfolio maturity of less than 90 days. Federated also invests in mutual funds sponsored by Federated (initial seedings) in order to provide investable cash to the fund thereby allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At June 30, 2005, Federated was exposed to price risk with regard to its $1.2 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. At June 30, 2005, Federated also held a $0.5 million investment in the common stock of large-cap companies which exposed it to price risk. Federated did not hold any derivative investments at June 30, 2005.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 40% of Federated’s revenue in the first half of 2005 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in 2004 and are expected to continue to increase. In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

See Note (14)(d) to the Consolidated Financial Statements contained in Part I of this report for information on Legal Proceedings.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c)	The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2005. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (7)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	0	$0	0	5,000,000
May	0	0	0	5,000,000
June[2]	23,149	1.94	0	5,000,000

Total	23,149	$1.94	0	5,000,000

[1]	Federated’s current share repurchase program was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006.

[2]	Shares purchased in June represent shares of restricted stock repurchased upon employee separation.

On April 30, 2005, 115,784 shares related to an April 2003 board-approved repurchase program expired. No other plans have expired or have been terminated during the second quarter 2005.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholders’ meeting was held on April 28, 2005.

(b)	The following individuals were elected to the board of directors of Federated Investors, Inc.: John F. Donahue, J. Christopher Donahue, Michael J. Farrell, David M. Kelly, John W. McGonigle, James L. Murdy and Edward G. O’Connor.

(c)	The only matter voted upon was the election of the directors. All 9,000 Class A shares eligible to vote did so affirmatively.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1	–	Amendment dated June 29, 2005 to the definitive agreement between Federated Investors and Alliance Capital Management L.P. dated October 28, 2004 and filed as Exhibit 10.46 to Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed herewith)

Exhibit 10.2	–	Amendment dated June 30, 2005 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (filed herewith)

Exhibit 10.3	–	Amendment dated June 30, 2005 to the Federated Program Master Agreement, dated as of October 24, 1997, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors Inc., Wilmington Trust Company, Putnam Lovell Finance, L.P., Putnam, Lovell NBF Securities Inc. and Deutsche Bank Trust Company Americas (filed herewith)

Exhibit 31	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date July 29, 2005	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date July 29, 2005	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer