Form 10-Q
period 2005-09-30
FEDERATED INVESTORS INC /PA/
filed 2005-10-28
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 26, 2005, the Registrant had outstanding 9,000 shares of Class A Common Stock and 107,178,148 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the need to make additional contingent payments pursuant to acquisition agreements; the costs associated with the internal review of mutual fund trading activities and other regulatory inquiries; legal proceedings; future cash needs; accounting for intangible assets, loss contingencies and income taxes; market risk to investments and revenue; the impact of increased regulation; and the effect of rising interest rates on money market products and other short-term duration fixed-income products constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the costs associated with the internal review of mutual fund trading activities, other regulatory inquiries, legal proceedings and future cash needs will be impacted by any additional information requests from or fines or penalties paid to governmental agencies; the cost associated with private litigation; insurance costs; and the costs to implement regulatory changes. The accounting for intangible assets and loss contingencies is based upon estimates and will be affected if actual results differ significantly. The accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market and fixed-income funds. Certain of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2004, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Current Assets
Cash and cash equivalents	$295,007	$256,213
Restricted cash equivalents	1,839	0
Marketable securities	6,626	2,058
Receivables – affiliates	39,236	30,790
Receivables – other, net of reserve of $84 and $52, respectively	3,315	3,037
Accrued revenue – affiliates	1,776	1,146
Accrued revenue – other	5,835	6,078
Current deferred tax asset, net	2,354	8,916
Prepaid expenses	15,743	14,093
Other current assets	236	169

Total current assets	371,967	322,500

Long-Term Assets
Goodwill	266,234	260,045
Intangible assets, net	70,934	51,929
Deferred sales commissions, net of accumulated amortization of $277,438 and $298,033, respectively	253,501	286,650
Property and equipment, net of accumulated depreciation of $32,065 and $31,402, respectively	22,757	27,166
Other long-term assets	5,962	6,398

Total long-term assets	619,388	632,188

Total assets	$991,355	$954,688

Current Liabilities
Cash overdraft	$2,974	$3,811
Current portion of long-term debt – nonrecourse	0	3,016
Accrued compensation and benefits	34,818	42,603
Accounts payable and accrued expenses – affiliates	32,621	10,263
Accounts payable and accrued expenses – other	112,559	62,496
Income taxes payable	1,401	2,171
Other current liabilities – affiliates	0	29,468
Other current liabilities – other	8,443	21,539

Total current liabilities	192,816	175,367

Long-Term Liabilities
Long-term debt – nonrecourse	255,482	284,915
Long-term deferred tax liability, net	26,311	23,479
Other long-term liabilities – affiliates	118	4,000
Other long-term liabilities – other	7,505	8,588

Total long-term liabilities	289,416	320,982

Total liabilities	482,232	496,349

Minority interest	464	586

Commitments and contingencies (Note (14))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	157,978	137,401
Additional paid-in capital from treasury stock transactions	351	0
Retained earnings	918,951	865,348
Treasury stock, at cost, 22,325,308 and 22,505,641 shares Class B common stock, respectively	(544,577)	(536,446)
Employee restricted stock awards	(24,540)	(9,268)
Accumulated other comprehensive income, net of tax	307	529

Total shareholders’ equity	508,659	457,753

Total liabilities, minority interest, and shareholders’ equity	$991,355	$954,688

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income (dollars in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Investment advisory fees, net-affiliates	$142,578	$127,225	$405,920	$396,333
Investment advisory fees, net-other	5,707	4,491	16,132	14,086
Administrative service fees, net-affiliates	34,371	29,915	93,555	92,544
Administrative service fees, net-other	1,690	3,582	5,288	11,234
Other service fees, net-affiliates	50,858	32,302	127,067	101,819
Other service fees, net-other	4,398	4,925	13,770	14,431
Other, net	1,757	1,974	5,725	5,657

Total revenue	241,359	204,414	667,457	636,104

Operating Expenses
Marketing and distribution	65,538	37,336	156,213	119,379
Compensation and related	45,642	41,568	133,168	128,548
Advertising and promotional	4,774	3,642	12,404	11,690
Systems and communications	4,763	4,868	14,731	14,399
Office and occupancy	3,672	5,342	14,662	15,536
Travel and related	2,981	2,929	8,628	8,579
Professional service fees	(15,054)	6,432	178	25,278
Amortization of deferred sales commissions	12,947	13,526	39,486	41,803
Amortization of intangible assets	4,035	2,669	10,040	8,020
Other	3,761	4,263	65,169	9,435

Total operating expenses	133,059	122,575	454,679	382,667

Operating income	108,300	81,839	212,778	253,437

Nonoperating Income (Expenses)
Interest and dividends	2,284	767	5,629	2,092
Gain (loss) on securities, net	163	(8)	223	(7)
Debt expense – recourse	(102)	(108)	(276)	(289)
Debt expense – nonrecourse	(4,327)	(5,082)	(13,358)	(15,775)
Other	103	5	51	(118)

Total nonoperating expenses, net	(1,879)	(4,426)	(7,731)	(14,097)

Income from continuing operations before minority interest and income taxes	106,421	77,413	205,047	239,340
Minority interest	2,563	2,477	7,491	7,466

Income from continuing operations before income taxes	103,858	74,936	197,556	231,874
Income tax provision	38,360	27,432	86,091	84,427

Income from continuing operations	65,498	47,504	111,465	147,447
Discontinued operations, net of tax	(1,831)	(453)	(3,009)	1,986

Net income	$63,667	$47,051	$108,456	$149,433

Earnings per share – Basic
Income from continuing operations	$0.62	$0.44	$1.05	$1.37
(Loss) income from discontinued operations	(0.02)	(0.00)	(0.03)	0.02

Net income	$0.60	$0.44	$1.02	$1.39

Earnings per share – Diluted
Income from continuing operations	$0.61	$0.43	$1.03	$1.33
(Loss) income from discontinued operations	(0.02)	(0.00)	(0.03)	0.02

Net income	$0.59	$0.43	$1.00	$1.35

Cash dividends per share	$0.150	$0.102	$0.425	$0.289

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2005	2004
Operating Activities
Net income	$108,456	$149,433
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	39,486	41,803
Depreciation and other amortization	17,285	14,079
Minority interest	7,491	7,466
Loss (gain) on disposal of assets	935	(111)
Provision for deferred income taxes	9,450	4,329
Tax benefit from stock-based compensation	2,518	37,187
Deferred sales commissions paid	(24,800)	(38,103)
Net payments for trading securities	0	(242)
Contingent deferred sales charges received	15,533	20,056
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(9,361)	6,743
Increase in other assets	(1,681)	(26,523)
Increase (decrease) in accounts payable and accrued expenses	65,107	(26,619)
Decrease in income taxes payable	(770)	(346)
(Decrease) increase in other current liabilities	(17,034)	10,310
(Decrease) increase in other long-term liabilities	(3,906)	2,167

Net cash provided by operating activities	208,709	201,629

Investing Activities
Additions to property and equipment	(2,148)	(4,859)
Net proceeds from disposal of business, property, equipment and other assets	2,002	1,336
Cash paid for business acquisitions	(60,990)	(67,303)
Purchases of securities available for sale	(5,211)	(36)
Proceeds from redemptions of securities available for sale	695	29
Increase in restricted cash equivalents	(1,839)	0

Net cash used by investing activities	(67,491)	(70,833)

Financing Activities
Distributions to minority interest	(7,613)	(7,564)
Dividends paid	(45,396)	(31,303)
Proceeds from shareholders for stock-based compensation and other	2,230	5,109
Purchases of treasury stock	(21,302)	(98,184)
Proceeds from new borrowings – nonrecourse	21,096	33,875
Payments on debt – nonrecourse	(50,750)	(56,920)
Payments on debt – recourse	(497)	(778)
Payments on acquired customer relationship obligation	(192)	(209)

Net cash used by financing activities	(102,424)	(155,974)

Net increase (decrease) in cash and cash equivalents	38,794	(25,178)
Cash and cash equivalents, beginning of period	256,213	232,464

Cash and cash equivalents, end of period	$295,007	$207,286

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

(b) Restricted Cash Equivalents

Restricted cash equivalents represent an investment in a third-party sponsored money market account held in escrow as required by an agreement with certain Federated-sponsored mutual funds. The restricted cash equivalents represent a return of shareholder service fees to various Federated-sponsored mutual funds resulting from an administrative delay in the implementation of contractual terms. The restricted cash equivalents are being distributed to various mutual funds over a period not to exceed 18 months, ending in January 2007 in accordance with a payment schedule established by the independent boards of directors/trustees of the mutual funds. The offsetting obligation to the mutual funds is primarily recorded as a current liability in “Accounts payable and accrued expenses – affiliates” (see Note (12)). All interest earned on the escrow account is payable to the mutual funds.

(c) Deferred Sales Commissions and Nonrecourse Debt

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

Funding of the payments made by Federated of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds is made through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. For financial reporting purposes, these arrangements are treated as financings. As a result, Federated capitalizes all of the upfront commissions as deferred sales commissions and recognizes B-share-related distribution fees and servicing fees in the Consolidated Statements of Income even though legal title to these fees has been transferred to the third party. In addition, Federated records nonrecourse debt equal to the proceeds received on the sale of future revenue streams. The debt does not contain a contractual maturity or stated interest rate. Interest rates are imputed based on current market conditions at the time of issuance. The deferred sales commission asset and nonrecourse debt balances are amortized over the estimated life of the B-share fund asset dependent upon the level and timing of cash flows from the sold future revenue streams, not to exceed eight years.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

CDSCs collected on the B-share fund assets are used to reduce the deferred sales commission asset. Management accelerates the write-off of these asset and debt balances when reasonably estimable future cash flows indicate that cash flows will not be sufficient to fully amortize the remaining deferred sales commission asset and nonrecourse debt balances.

(d) Revenue Recognition

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

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, administrative service fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. By contrast, management determined that in the case of shareholder services Federated acts as an agent; thus Federated records shareholder service fees net of certain third-party payments. Management reached this conclusion based largely on the fact that given the personalized nature of shareholder services, the customer, in this case the shareholder, has a direct relationship with their financial intermediary for the provision of shareholder services. Third-party payments for shareholder services recorded as an offset to revenue for the three- and nine-month periods ended September 30, 2005 were $55.0 million and $143.5 million, respectively, as compared to $40.5 million and $125.0 million, respectively, for the same periods ended September 30, 2004.

(e) Employee Stock-Based Compensation

Federated uses the fair-value-based method of accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for all awards granted, modified or settled in 2003 or later. Accordingly, Federated recognizes the estimated fair value of the stock-based awards as compensation expense on a straight-line or modified straight-line basis over the awards’ vesting periods, which vary in length from zero to ten years. For all employee-related stock option awards granted prior to 2003 with no subsequent modifications, Federated continues to apply the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense is not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three- and nine-month periods ended September 30, 2005 and 2004. As allowed by SFAS 123, Federated calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$63,667	$47,051	$108,456	$149,433
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	655	160	1,486	348
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards[1], net of related tax effects	(1,323)	(1,122)	(3,820)	(1,860)

Pro forma net income	$62,999	$46,089	$106,122	$147,921

Earnings per share:
Basic earnings per share	$0.60	$0.44	$1.02	$1.39
Pro forma basic earnings per share	$0.59	$0.43	$1.00	$1.37
Diluted earnings per share	$0.59	$0.43	$1.00	$1.35
Pro forma diluted earnings per share	$0.58	$0.42	$0.98	$1.34

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

(f) Marketable Securities

Marketable securities include available-for-sale and trading securities held by Federated. Federated’s available-for-sale securities are classified as current or long-term assets and are included in “Marketable securities” or “Other long-term assets,” respectively, on the Consolidated Balance Sheets based on management’s intention to sell the investment. At September 30, 2005 and December 31, 2004, Federated did not hold any available-for-sale securities that were classified as long-term assets. Federated’s trading securities held at September 30, 2005 and December 31, 2004, are classified as current and are included in “Marketable securities” on the Consolidated Balance Sheets. For more details regarding Federated’s policy for marketable securities, see Note (1)(g) to the Consolidated Financial Statements for the year ended December 31, 2004, included in Federated’s Annual Report on Form 10-K.

(g) Intangible Assets

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Federated no longer amortizes goodwill but rather tests it for impairment at least annually or when indicators of potential impairment exist. Federated uses a two-step process to test for and measure impairment that begins with an estimation of the fair value of its reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated amortizes separately identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Federated uses either the straight-line or an accelerated method of amortization after considering specific characteristics of the underlying fund shareholder base to forecast the pattern in which the economic benefits will be consumed, including fund shareholder behavior, demographics and persistency levels. The assets are amortized over their estimated useful lives, which range from five to fourteen years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes off the cost and accumulated amortization balances for all fully amortized intangible assets.

(h) Loss Contingencies

In accordance with SFAS 5, “Accounting for Contingencies,” Federated accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Federated’s results of operations, financial position or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Income when receipt is deemed probable.

(i) Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123(R)). SFAS 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, which as discussed above in Note (1)(e), Federated adopted on a prospective basis as of January 1, 2003. However, SFAS 123(R) requires all share-based payments to employees, including prior grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Securities and Exchange Commission (SEC) announced in April 2005 that it would require that registrants that are not small business issuers adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued.

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

Federated plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined which method of adoption it will use. Federated adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, Federated uses the Black-Scholes formula to estimate the value of stock options

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

granted to employees and is evaluating the most appropriate valuation model to utilize (Black-Scholes or a lattice model) upon the required adoption of SFAS 123(R). Since (1) SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and (2) Federated adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for certain previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Had Federated adopted SFAS 123 using the retroactive restatement method described in SFAS 148 in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(e). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Federated cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $2.5 million and $37.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Federated has completed its evaluation of these provisions in conjunction with an analysis of its foreign earnings available for repatriation. As a result of that review, Federated has determined that it is not feasible to pay the level of dividend required to obtain this preferential tax treatment.

FSP EITF 85-24-1 – In March 2005, the FASB issued Staff Position EITF 85-24-1 “Application of EITF Issue No. 85-24, “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” When Cash for the Right to Future Distribution Fees for Shares Previously Sold Is Received from Third Parties” (FSP EITF 85-24-1). FSP EITF 85-24-1, which addresses when revenue should be recognized by the seller for sales of rights to future cash flows relating to certain distribution fees, was effective for reporting periods beginning after March 11, 2005. Funding of the payments made by Federated of upfront commissions paid upon the sale of Class B shares of Federated-sponsored mutual funds is made through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. Federated adopted the provisions of FSP EITF 85-24-1 effective April 1, 2005. The adoption did not have an impact on Federated’s results of operations or financial position. For financial reporting purposes, Federated continues to account for these arrangements as financings.

EITF 04-5 – In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 provides guidance for determining whether a general partner controls a limited partnership. The guidance broadly provides that the general partner in a limited partnership is presumed to control that limited partnership. However, that presumption can be overcome if the limited partners have either substantive kick-out rights or substantive participating rights. The effective date for applying the guidance in EITF 04-5 is June 29, 2005 for all new or recently modified limited partnerships and no later than the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. During the third quarter 2005, Federated applied the provisions of EITF 04-5 to account for a wholly owned subsidiary’s general partnership interest in a newly formed limited partnership. Management will adopt the provisions of EITF 04-5 to an existing limited partnership for which a wholly owned subsidiary of Federated serves as general partner on January 1, 2006. At this time, management does not believe the adoption of this EITF will have a material impact on Federated’s financial position or results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(2) Discontinued Operations

(a) Sale of InvestLink Technologies, Inc.

On August 25, 2005, Federated sold its interest in InvestLink Technologies, Inc., a wholly owned subsidiary (InvestLink), to an independent third party. InvestLink’s primary business was to provide software-related solutions for third-party administrators of defined contribution plans. The sale resulted in the disposal of $1.8 million in total InvestLink net assets, which consisted primarily of goodwill ($0.8 million), fixed assets ($0.7 million) and receivables/accrued revenues ($0.3 million). After taking selling costs into consideration, Federated recognized a loss on the sale of InvestLink of $1.7 million, which included tax expense of $0.3 million. This loss on sale was included in “Discontinued Operations” on the Consolidated Statements of Income.

InvestLink’s results of operations have been reflected as discontinued operations for the 2005 and 2004 periods presented in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenue	$332	$776	$1,385	$2,849

Pretax loss	$(229)	$(466)	$(1,750)	$(629)
Income tax benefit	(80)	(163)	(612)	(219)

Loss from discontinued InvestLink operations, net of tax	$(149)	$(303)	$(1,138)	$(410)

(b) Sale of Federated’s Transfer Agency Business

On June 30, 2004, Federated completed the sale of its transfer agency (TA) business to Boston Financial Data Services. Total net assets included in the TA sale were approximately $1.1 million and consisted primarily of $0.7 million of goodwill and $0.7 million of fixed assets partially offset by $0.3 million of unamortized balances of specifically identified refurbishment allowances and deferred rent associated with the assignment of a building lease. There was no material gain or loss associated with this transaction. The results of operations of the TA business included in discontinued operations in the Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net revenue	$0	$304	$0	$14,634

Pretax (loss) income	$0	$(231)	$(290)	$3,348
Income tax (benefit) provision	0	(81)	(101)	952

(Loss) income from discontinued TA operations, net of tax	$0	$(150)	$(189)	$2,396

For the nine months ended September 30, 2005, Federated reported a $0.2 million loss from the discontinued TA operations, net of tax, which was primarily attributable to residual costs associated with the sold TA business.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	September 30, 2005			December 31, 2004
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value

Investment advisory contracts[1]	$97,899	$(34,312)	$63,587	$74,175	$(26,467)	$47,708
Noncompete agreements[2]	20,448	(13,108)	7,340	15,400	(11,379)	4,021
Other	12	(5)	7	1,612	(1,412)	200

Total identifiable intangible assets[3]	$118,359	$(47,425)	$70,934	$91,187	$(39,258)	$51,929

[1]	Weighted average amortization period of 10.1 years
[2]	Weighted average amortization period of 6.2 years
[3]	Weighted average amortization period of 9.5 years

The increase in identifiable intangible assets relates primarily to the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over seven- and ten-year useful lives. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. See Note (13) for a complete discussion on recent acquisitions.

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2005 were $4.0 million and $10.0 million, respectively, and $2.7 million and $8.0 million, respectively, for the same periods of 2004. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2005	$14,165
2006	$15,311
2007	$12,590
2008	$10,922
2009	$10,056

Goodwill at September 30, 2005 and December 31, 2004 was $266.2 million and $260.0 million, respectively. The increase in goodwill is primarily the result of the following transactions.

During the first quarter 2005, Federated recorded an additional $3.6 million of goodwill to account for the additional portion of the contingent purchase price earned as of March 31, 2005 in connection with the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001 (Kaufmann Acquisition). Approximately 88% and 89% of the goodwill balances at September 30, 2005 and December 31, 2004, respectively, resulted from this acquisition.

During the third quarter 2005, Federated recorded goodwill of $3.2 million to account for certain contingent purchase price payments earned during the quarter as well as direct transaction costs incurred in connection with the Alliance Acquisition.

Also during the third quarter 2005, Federated sold $0.8 million in goodwill in connection with the sale of InvestLink. See Note (2)(a) for further discussion of this sale transaction.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(4) Other Current Liabilities - Other

Federated’s “Other current liabilities – other” at December 31, 2004 included $16.5 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review, government investigations and civil litigation into past mutual fund trading practices (see Note (14)(c)). The retention of this advance payment was contingent upon approval of the claim. In the event that all or a portion of the claim was denied, Federated would have been required to repay all or a portion of this advance payment. During the third quarter 2005, final approval of this claim was obtained and the proceeds were recorded as reductions to the income statement line items originally charged.

Federated’s “Other current liabilities – other” at September 30, 2005 included $5.3 million related to the purchase price and direct costs of the Alliance Acquisition. See Note (13) for additional information on this acquisition.

(5) Recourse Debt

Federated’s “Other current liabilities – other” included recourse debt balances of $44,000 and $0.5 million at September 30, 2005 and December 31, 2004, respectively, representing liabilities on capital leases. The capital leases outstanding at September 30, 2005 carry interest rates of 2.90% and 3.47% with weighted-average interest rates of 3.05% and 3.60% for capital leases outstanding at September 30, 2005 and December 31, 2004, respectively. The two capital leases outstanding at September 30, 2005 have expiration dates during the fourth quarter 2005 and the first quarter 2006.

As of September 30, 2005, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility). In the third quarter 2005, Federated extended the term of its $50.0 million bank discretionary line of credit agreement to September 26, 2006. As of September 30, 2005, Federated had no outstanding balance under this discretionary line of credit.

(6) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	September 30, 2005	December 31, 2004
Deferred sales commissions on B-shares, net	$250,237	$283,056
Other deferred sales commissions, net	3,264	3,594

Deferred sales commissions, net	$253,501	$286,650

Current and long-term portions of nonrecourse debt consisted of the following (See Note (1)(c)):

(dollars in thousands)	Weighted-Average Interest Rates		Remaining Amortization Period at September 30, 2005	September 30, 2005	December 31, 2004
	2005[1]	2004[2]
Financings through March 1997	N/A	7.60%	N/A	$0	$3,016
Financings between April 1997 and September 2000	8.27%	8.21%	3.0 years	111,899	124,370
Financings between October 2000 and December 2003	5.20%	5.34%	6.3 years	95,538	125,031
Financings between January 2004 and September 2005	5.06%	4.75%	8.0 years	48,045	35,514

Total debt – nonrecourse				$255,482	$287,931

[1]	As of September 30, 2005
[2]	As of December 31, 2004

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the first quarter 2004, management determined that reasonably estimable future cash flows from revenue streams related to B shares sold through March 1997 would not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated accelerated the write-off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset balances were written down by an additional $2.7 million and $5.5 million during the first nine months of 2005 and 2004, respectively, while the debt balances were written down by an additional $2.8 million and $5.6 million during the first nine months of 2005 and 2004, respectively. This acceleration of asset and nonrecourse debt write-off resulted in the recognition of a net pretax gain of $0.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Federated has an agreement with an independent financial institution for funding of the B-share sales commissions through December 2006.

(7) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.125, $0.15, and $0.15 per share or approximately $13.3 million, $16.0 million and $16.1 million were paid in the first, second and third quarters of 2005, respectively, to holders of common shares.

Federated repurchased 672,100 shares of its stock as part of its current share buyback programs during the nine months ended September 30, 2005. As of September 30, 2005, Federated can repurchase 5.0 million additional shares under the current board-approved program.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of September 30, 2005, Federated had the ability to make additional stock repurchase and dividend payments of more than $127 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of September 30, 2005, a total of 75,972 shares had been purchased by employees in this plan since the plan’s inception.

(c) Employee Stock-Based Compensation

During the first nine months of 2005, Federated awarded 212,796 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock was granted on the bonus payment date, was issued out of treasury and will vest over a three-year period. Also during the first nine months of 2005, Federated sold 462,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan to certain key employees and issued 12,000 employee stock options to independent directors. During the same time period, 82,961 and 129,625 shares of restricted stock and employee stock options, respectively, were forfeited, 260,598 employee stock options were exercised by purchasing shares out of treasury, and 2,298 shares of restricted stock were sold by employees to fund their tax liabilities related to the vesting of their shares.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected statutory rate	35.0%	35.0%	35.0%	35.0%
Increase:
State income taxes, net of federal benefit	1.6	1.2	2.0	1.0
Non-deductible expenses relating to the Settlement Charges[1]	0.0	0.0	6.2	0.0
Other	0.3	0.4	0.4	0.4

Total	36.9%	36.6%	43.6%	36.4%

[1]	The Consolidated Financial Statements for the nine-month period ended September 30, 2005 reflects a $55.6 million pretax charge for the costs relating to anticipated settlements of governmental investigations concerning market timing and late trading allegations (Settlement Charges). See Note (14)(c) for a complete discussion regarding the Settlement Charges.

(9) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Numerator
Income from continuing operations	$65,498	$47,504	$111,465	$147,447
(Loss) income from discontinued operations	(1,831)	(453)	(3,009)	1,986

Net income	$63,667	$47,051	$108,456	$149,433

Denominator
Basic weighted-average shares outstanding	106,109	107,591	106,116	107,880
Dilutive potential shares from stock-based compensation	2,127	2,257	2,023	3,023

Diluted weighted-average shares outstanding	108,236	109,848	108,139	110,903

Earnings per share – Basic
Income from continuing operations	$0.62	$0.44	$1.05	$1.37
(Loss) income from discontinued operations	(0.02)	(0.00)	(0.03)	0.02

Net income	$0.60	$0.44	$1.02	$1.39

Earnings per share – Diluted
Income from continuing operations	$0.61	$0.43	$1.03	$1.33
(Loss) income from discontinued operations	(0.02)	(0.00)	(0.03)	0.02

Net income	$0.59	$0.43	$1.00	$1.35

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended September 30, 2005 and 2004, options to purchase 1.0 million and 2.1 million shares of common stock, respectively, at a weighted-average exercise price per share of $33.64 and $31.90, respectively, were outstanding but not included in the computation of diluted earnings per share for each quarter due to the option exercise price being greater than the average market price of Federated Class B common stock. For the nine-month periods ended September 30, 2005 and 2004, options to purchase 1.8 million and 1.6 million shares of common stock, respectively, at a weighted-average exercise price per share of $32.25 and $32.80,

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

respectively, were outstanding but not included in the computation of diluted earnings per share for each nine-month period due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(10) Comprehensive Income

Comprehensive income was $63.6 million and $108.2 million for the three- and nine-month periods ended September 30, 2005, respectively, and $47.1 million and $149.4 million, respectively, for the same periods of 2004.

(11) Variable Interest Entities

At September 30, 2005, Federated acted as the investment manager for two high-yield collateralized debt obligation (CDO) products pursuant to the terms of an investment management agreement between Federated and each CDO. The CDOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CDOs are subject to greater risk than traditional investment products. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original stated maturities of 12 years. As a result of their corporate governance, the CDOs meet the definition of a variable interest entity (VIE) under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46). After performing an expected cash flow analysis for each CDO, management determined that Federated is not the primary beneficiary of the CDOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CDOs in Federated’s Consolidated Financial Statements. As of September 30, 2005, aggregate total assets and aggregate total obligations of the CDOs approximated $0.3 billion and $0.4 billion, respectively.

As of September 30, 2005, Federated had no remaining carrying value for the investments in these CDOs and therefore has no related risk of loss.

In addition, a number of Federated-sponsored investment products, including Irish-domiciled money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of September 30, 2005, total assets under management in these investment products approximated $11 billion. Federated’s investments in these products represent its maximum exposure to loss. As of September 30, 2005, Federated’s investment in these investment products was $29.0 million comprised almost entirely of investments in Irish-domiciled money market funds.

(12) Related Party Transactions

Federated has identified certain entities as affiliates in accordance with SFAS 57 “Related Party Disclosures.”

At September 30, 2005 and December 31, 2004, “Receivables—affiliates” totaled $39.2 million and $30.8 million, respectively, and “Accrued revenue—affiliates” totaled $1.8 million and $1.1 million, respectively, primarily relating to services provided to various Federated products.

At September 30, 2005 and December 31, 2004, “Accounts payable and accrued expenses—affiliates” totaled $32.6 million and $10.3 million, respectively. The balance at September 30, 2005 is primarily comprised of $27.2 million related to the internal review and Settlement Charges (see Note (14)(c)) and $1.7 million related to shareholder service fees payable to various Federated funds resulting from an administrative delay in the implementation of contractual terms (see Note (1)(b)). The balance at December 31, 2004 is primarily comprised of $3.4 million related to the internal review and Settlement Charges, $3.3 million related to shareholder service fees payable to various Federated funds resulting from an administrative delay in the implementation of contractual terms and $2.0 million related to remedial actions in connection with various fund transactions and trading.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

At December 31, 2004, “Other current liabilities—affiliates” totaled $29.5 million and represented the accrual for the contingent purchase price payment earned in 2004 related to the Kaufmann Acquisition.

At December 31, 2004, “Other long-term liabilities—affiliates” totaled $4.0 million and represented the long-term portion of management’s estimate of the costs related to the Settlement Charges (see Note (14)(c)).

(13) Business Combinations and Acquisitions

In the third quarter 2005, assets of three equity mutual funds previously advised by Investors Management Group Ltd., a wholly owned subsidiary of AMCORE Financial, Inc. totaling approximately $142.0 million were acquired by two Federated-sponsored mutual funds. As a result of the transaction, Federated recorded $1.5 million as an investment advisory contract intangible asset, which included the capitalization of transaction costs. This asset is being amortized on an accelerated basis over a seven-year useful life.

During the second quarter 2005, Federated completed the Alliance Acquisition. As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The cost of this acquisition paid as of September 30, 2005 was $26.4 million, which included $25.0 million in purchase price and $1.4 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five years. The contingent purchase price payments are calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and 2) a one-time payment payable if certain net revenue targets are met. At the current asset levels, these additional payments would approximate $68 million over the five-year period. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated began recognizing revenue and expenses related to the acquired assets in the Consolidated Statements of Income as of the acquisition date and allocated the cost of the acquisition to the acquired assets based on their estimated fair values as of the acquisition date. Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over seven- and ten-year useful lives. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. Contingent purchase price payments earned through September 30, 2005 and certain transaction costs totaling $5.3 million are recorded as a liability in “Other current liabilities – other.” Goodwill of $3.2 million, which represents the costs of this acquisition recorded in excess of the fair value of the investment advisory contract and noncompete agreement intangible assets, has been recorded as of September 30, 2005 and is deductible for tax purposes.

The following table summarizes unaudited pro forma financial information assuming the Alliance Acquisition occurred at the beginning of the three-month period ended September 30, 2004 and the nine-month periods ended September 30, 2005 and 2004. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the Alliance Acquisition been completed on the assumed dates and it is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Alliance Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005 As reported	2004 Pro forma	2005 Pro forma	2004 Pro forma
Revenue	$241,359	$231,394	$704,228	$691,136
Income from continuing operations	65,498	48,740	113,134	148,830
Net income	63,667	48,287	110,125	150,816
Income from continuing operations per basic share	$0.62	$0.45	$1.07	$1.38
Income from continuing operations per diluted share	$0.61	$0.44	$1.05	$1.34
Net income per basic share	$0.60	$0.45	$1.04	$1.40
Net income per diluted share	$0.59	$0.44	$1.02	$1.36

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

In the second quarter of 2005, Federated completed the Alliance Acquisition. The contingent purchase price payments are calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over a five-year period and 2) a one-time payment payable if certain net revenue targets are met. Contingent purchase price payments will be paid annually from 2006 through 2010. At the current asset levels, these additional payments would approximate $68 million over the five-year period.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

(b) Guarantees and Indemnifications

In connection with the sale of InvestLink (see Note (2)(a)), the real estate lease for office space was assigned to the purchaser of InvestLink. As of September 30, 2005, Federated was the named guarantor for this lease agreement. Pursuant to the guarantee agreement, the term of which expires December 31, 2008, Federated would be required to make the scheduled lease-related payments to the landlord in the event the lessee defaults on the payment. Federated expects to be released from this guarantee agreement before the end of 2005. As of September 30, 2005, the maximum potential amount of future lease-related payments is $0.9 million. Management believes that the likelihood of making any payment under this guarantee prior to being released as guarantor is remote. After giving due regard to the remote likelihood that the lessee will default on the lease-related payments during 2005, management did not recognize a liability for the guarantee either at the inception of the guarantee or at September 30, 2005.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

The Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2005 reflect a $1.7 million and $62.0 million pretax charge, respectively, as compared to $2.0 million and $11.7 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs related to Federated’s internal review and costs incurred on behalf of the funds. In addition, the three- and nine-month periods ended September 30, 2005 include a $23.6 million insurance recovery of certain of these costs which was recorded as a reduction to the various income statement line items to which these costs were originally charged. Of the pretax charges for the nine months ended September 30, 2005, $55.6 million relates to management’s revised estimate of the Settlement Charges of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the SEC nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of September 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position and/or cash flows.

(d) Legal Proceedings

Since October 2003, Federated Investors, Inc. and related entities have been named as defendants in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice.

The seven excessive fee cases were originally filed in five different federal courts and one state court. One such case was filed on September 8, 2005 and is currently pending in the U.S. District Court for the District of Massachusetts. It was filed as a class action by a putative shareholder of the Federated Kaufmann Fund against certain Federated subsidiaries and the trustees of the Federated Kaufmann Fund. Five of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(15) Subsequent Events

On October 27, 2005, the board of directors declared a dividend of $0.15 per share to be paid on November 15, 2005, to shareholders of record as of November 8, 2005.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $207.4 billion in managed assets as of September 30, 2005. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds (the Federated Funds), separately managed accounts and other Federated-sponsored products in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing, trade clearing and retirement plan recordkeeping services (collectively, Other Services).

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

Business Developments

The Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2005 reflect a $1.7 million and $62.0 million pretax charge, respectively, as compared to $2.0 million and $11.7 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs related to Federated’s internal review and costs incurred on behalf of the funds. In addition, the three- and nine-month periods ended September 30, 2005 include a $23.6 million insurance recovery of certain of these costs which was recorded as a reduction to the various income statement line items to which these costs were originally charged. Of the pretax charges for the nine months ended September 30, 2005, $55.6 million relates to management’s revised estimate of the costs relating to anticipated settlements of governmental investigations concerning market timing and late trading allegations (Settlement Charges) of $17.4 million and $7.6 million recorded during 2004 and 2003, respectively. Neither the Securities and Exchange Commission (SEC) nor any state attorney general’s office has passed on the establishment or amount of these Settlement Charges. In order to estimate the accrual for expenses relating to remedying any damages to the Federated Funds, management made assumptions concerning the timing and effort involved to complete the internal review and settlement negotiations. If actual experience differs from the judgments used to determine the initial estimates, the amount accrued as of September 30, 2005 would be subject to further revision, which may be significant. In addition, Federated’s management is unable to estimate the ultimate impact of any settlement proceedings, including the tax deductibility of these costs, and therefore final resolution of these matters may have a material impact on Federated’s consolidated results of operations, financial position and/or cash flows.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In the third quarter 2005, assets of three equity mutual funds previously advised by Investors Management Group Ltd., a wholly owned subsidiary of AMCORE Financial, Inc. totaling approximately $142.0 million were acquired by two Federated-sponsored mutual funds (AMCORE Acquisition). As a result of the transaction, Federated recorded $1.5 million as an investment advisory contract intangible asset, which included the capitalization of transaction costs. This asset is being amortized on an accelerated basis over a seven-year useful life.

Also in the third quarter 2005, Federated sold its interest in InvestLink Technologies, Inc., a wholly owned subsidiary (InvestLink), to an independent third party. InvestLink’s primary business was to provide software-related solutions for third-party administrators of defined contribution plans. Federated recognized a loss on the sale of InvestLink of $1.7 million, which included tax expense of $0.3 million. InvestLink’s results of operations and the loss on sale have been reflected as discontinued operations for the 2005 and 2004 periods presented in the Consolidated Statements of Income. For more information regarding the sale, see Note (2)(a) to the Consolidated Financial Statements.

During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The cost of this acquisition paid as of September 30, 2005 was $26.4 million, which included $25.0 million in purchase price and $1.4 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five years. The contingent purchase price payments are calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and 2) a one-time payment payable if certain net revenue targets are met. At the current asset levels, these additional payments would approximate $68 million over the five-year period. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated began recognizing revenue and expenses related to the acquired assets in the Consolidated Statements of Income as of the acquisition date and allocated the cost of the acquisition to the acquired assets based on their estimated fair values as of the acquisition date. Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over seven- and ten-year useful lives. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. Contingent purchase price payments earned through September 30, 2005 and certain transaction costs totaling $5.3 million are recorded as a liability in “Other current liabilities – other” in the Consolidated Balance Sheets. Goodwill of $3.2 million, which represents the costs of this acquisition recorded in excess of the fair value of the investment advisory contract and noncompete agreement intangible assets, has been recorded as of September 30, 2005 and is deductible for tax purposes.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2005	2004
By Asset Class
Money market	$153,985	$125,474	23%
Fixed-income	23,800	25,926	(8)%
Equity	29,650	26,217	13%

Total managed assets	$207,435	$177,617	17%

By Product Type
Mutual Funds:
Money market	$139,621	$112,672	24%
Fixed-income	19,744	21,315	(7)%
Equity	26,098	23,589	11%

Total mutual fund assets	$185,463	$157,576	18%

Separate Accounts:
Money market	$14,364	$12,802	12%
Fixed-income	4,056	4,611	(12)%
Equity	3,552	2,628	35%

Total separate account assets	$21,972	$20,041	10%

Total managed assets	$207,435	$177,617	17%

Average Managed Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2005	2004		2005	2004
By Asset Class
Money market	$154,416	$129,933	19%	$139,996	$137,038	2%
Fixed-income	24,102	26,079	(8)%	24,718	27,659	(11)%
Equity	29,542	25,746	15%	28,793	26,081	10%

Total average managed assets	$208,060	$181,758	14%	$193,507	$190,778	1%

By Product Type
Mutual Funds:
Money market	$140,060	$116,753	20%	$124,809	$122,330	2%
Fixed-income	20,007	21,606	(7)%	20,476	22,647	(10)%
Equity	26,043	23,207	12%	25,560	23,505	9%

Total average mutual fund assets	$186,110	$161,566	15%	$170,845	$168,482	1%

Separate Accounts:
Money market	$14,356	$13,180	9%	$15,187	$14,708	3%
Fixed-income	4,095	4,473	(8)%	4,242	5,012	(15)%
Equity	3,499	2,539	38%	3,233	2,576	26%

Total average separate account assets	$21,950	$20,192	9%	$22,662	$22,296	2%

Total average managed assets	$208,060	$181,758	14%	$193,507	$190,778	1%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2005	2004		2005	2004
Period-end assets	$18,632	$36,289	(49)%	$18,632	$36,289	(49)%
Average assets	18,020	41,024	(56)%	18,349	42,758	(57)%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Equity Funds
Beginning assets	$25,573	$24,074	$25,951	$22,817

Sales	1,150	1,152	3,838	4,538
Redemptions	(1,854)	(1,132)	(4,870)	(4,065)

Net (redemptions) sales	(704)	20	(1,032)	473
Net exchanges	(3)	116	25	229
Acquisition related	142	105	142	105
Other[1]	1,090	(726)	1,012	(35)

Ending assets	$26,098	$23,589	$26,098	$23,589

Fixed-Income Funds
Beginning assets	$20,237	$21,473	$21,137	$24,004

Sales	1,166	1,624	4,038	6,132
Redemptions	(1,609)	(2,447)	(5,652)	(9,206)

Net redemptions	(443)	(823)	(1,614)	(3,074)
Net exchanges	(24)	220	(65)	24
Acquisition related	0	220	50	220
Other[1]	(26)	225	236	141

Ending assets	$19,744	$21,315	$19,744	$21,315

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2005	2004	2005	2004
Money market assets	72%	72%	42%	40%
Equity assets	15%	14%	38%	36%
Fixed-income assets	13%	14%	17%	20%
Other activities	—	—	3%	4%

The September 30, 2005 period-end managed assets increased 17% compared to period-end managed assets at September 30, 2004. Average managed assets for the three-month period ended September 30, 2005 increased 14% from average managed assets for the same period last year while average managed assets for the nine-month period

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

ended September 30, 2005 increased 1% compared to the same period last year. Equity assets at September 30, 2005 increased 13% compared to September 30, 2004 climbing to $29.7 billion while average equity assets for the three- and nine-month periods ended September 30, 2005 increased 15% and 10%, respectively, over the same periods in 2004 due primarily to market appreciation. Period-end money market assets at September 30, 2005 increased 23% from September 30, 2004 primarily as a result of the Alliance Acquisition. Average money market assets for the three- and nine-month periods ended September 30, 2005 increased 19% and 2%, respectively, compared to the same periods last year. Period-end fixed-income assets at September 30, 2005 declined 8% from September 30, 2004. Average fixed-income assets for the three- and nine-month periods ended September 30, 2005 decreased 8% and 11%, respectively, from the same periods of the prior year. In a rising interest-rate environment, certain institutional investors using money market funds and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products.

Results of Operations

Revenue. Revenue for the three- and nine-month periods ended September 30 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change	Percent Change	2005	2004	Change	Percent Change
(in millions)
Revenue from managed assets	$235.0	$195.2	$39.8	20%	$646.9	$608.8	$38.1	6%
Revenue from sources other than managed assets	6.4	9.2	(2.8)	(31)%	20.6	27.3	(6.7)	(24)%

Total Revenue	$241.4	$204.4	$37.0	18%	$667.5	$636.1	$31.4	5%

Revenue from managed assets increased for the three-month period ended September 30, 2005 by $39.8 million as compared to the same period in 2004. The increased revenue primarily reflects a $12.3 million revenue increase due to a 15% increase in average equity assets under management along with $25.5 million generated from money market assets acquired in connection with the Alliance Acquisition and $6.7 million from other increases in money market products offset by declines in revenue of $3.8 million from fixed-income products as a result of an 8% decrease in fixed-income average managed assets compared to the same period of the prior year. Revenue from managed assets increased $38.1 million for the nine-month period ended September 30, 2005 as compared to the same period in 2004 resulting primarily from increased revenue from assets acquired in connection with the Alliance Acquisition of $39.4 million and a $25.7 million increase due to the 10% increase in average managed equity assets, partially offset by a $15.6 million decline due to the 11% decrease in fixed-income average managed assets and a reduction of $12.6 million from reduced average money market assets (excluding the Alliance Acquisition).

Revenue from sources other than managed assets, which represents 3% of Federated’s revenue in the third quarter 2005, decreased $2.8 million from the third quarter 2004. Approximately $2.3 million of this decrease reflects a reduction in the number of bank clients for fund administration and accounting services. For the nine-month period ended September 30, 2005, revenue from sources other than managed assets, which represents 3% of Federated’s revenue for this period, decreased $6.7 million from the same period in 2004 primarily as a result of a $6.4 million decrease in revenue from a reduction in the number of bank clients for fund administration and accounting services.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30 are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2005	2004	Change	Percent Change	2005	2004	Change	Percent Change
Marketing and distribution	$65.5	$37.3	$28.2	76%	$156.2	$119.4	$36.8	31%
Compensation and related	45.6	41.6	4.0	10%	133.2	128.5	4.7	4%
Amortization of deferred sales commissions	12.9	13.5	(0.6)	(4)%	39.5	41.8	(2.3)	(6)%
Amortization of intangible assets	4.0	2.7	1.3	51%	10.0	8.0	2.0	25%
All other	5.1	27.5	(22.4)	(82)%	115.8	85.0	30.8	36%

Total Operating Expenses	$133.1	$122.6	$10.5	9%	$454.7	$382.7	$72.0	19%

As previously discussed, the Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2005 reflect a $1.7 million and $62.0 million pretax charge, respectively, as compared to $2.0 million and $11.7 million, respectively, for the same periods of 2004 for various legal, regulatory and compliance matters, including costs related to Federated’s internal review and costs incurred on behalf of the funds. In addition, the three- and nine-month periods ended September 30, 2005 include a $23.6 million insurance recovery of certain of these costs which was recorded as a reduction to the various income statement line items to which these costs were originally charged. For more information, please refer to the section entitled “Business Developments.”

Total operating expenses for the three- and nine-month periods ended September 30, 2005 increased $10.5 million and $72.0 million, respectively, as compared to the same periods last year. The increase in marketing and distribution expense of $28.2 million or 76% for the three months ended September 30, 2005 as compared to the same period in 2004 relates primarily to an increase of $20.7 million due to additional expenses associated with the increase in assets under management from the Alliance Acquisition, an increase of $6.0 million related to increases to average money market assets (excluding the Alliance Acquisition) and an increase of $1.8 million related to increases to average equity assets. Compensation and related expense for the three months ended September 30, 2005, increased $4.0 million from the same period in 2004 primarily as a result of a $2.5 million increase in incentive compensation resulting principally from the accrual and payment of non-recurring bonus payments in the third quarter of 2005 and a $1.0 million increase in stock-based compensation due primarily to the 2005 issuances of restricted stock to certain key employees (see Note (7)(c) to the Consolidated Financial Statements). The change in amortization of intangible assets in the quarter ended September 30, 2005 compared to the same period of the prior year included a $1.8 million increase as a result of the Alliance Acquisition. All other expenses for the three-month period ended September 30, 2005 decreased $22.4 million principally as a result of recognizing the insurance recovery. This insurance recovery was primarily recorded as reductions to “Professional service fees” and “Office and occupancy” of $22.2 million and $1.3 million, respectively.

For the nine-month period ended September 30, 2005, the $36.8 million increase in marketing and distribution expense compared to the same period in 2004 primarily relates to $32.5 million of additional expenses associated with the increase in assets under management from the Alliance Acquisition and a $4.9 million increase due to the increase in average equity assets. The change in amortization of intangible assets in the nine-month period ended September 30, 2005 compared to the same period of the prior year included a $3.1 million increase as a result of the Alliance Acquisition. All other expenses increased $30.8 million compared to the same period in 2004 principally as a result of the net increase in the Settlement Charges of $55.6 million which were recorded in “Other” operating expenses in 2005 partially offset by the insurance recovery mentioned above.

Nonoperating Income (Expenses). Nonoperating expenses, net, decreased $2.5 million and $6.4 million for the three- and nine-month periods ended September 30, 2005 as compared to the same periods of last year. For the three-month period ended September 30, 2005, the decrease is a result of a $1.5 million increase in “Interest and dividends” primarily attributable to higher yields earned on investments as a result of rising interest rates and a $0.8 million decrease in “Debt expense – nonrecourse” attributable to a lower amount of average nonrecourse debt outstanding. For

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

the nine-month period ended September 30, 2005 the decrease was a result of a $3.5 million increase in “Interest and dividends” due primarily to higher yields earned on investments as a result of rising interest rates and a $2.4 million decrease in “Debt expense – nonrecourse” attributable to a lower amount of average nonrecourse debt outstanding.

Income Taxes on Continuing Operations. The income tax provision for continuing operations for the three- and nine-month periods ended September 30, 2005 was $38.4 million and $86.1 million, respectively, as compared to $27.4 million and $84.4 million, respectively, for the same periods in 2004. The $11.0 million increase in the three-month period ended September 30, 2005 over the same period of 2004 is primarily a result of higher income from continuing operations before income taxes ($10.1 million) and increased state taxes ($1.2 million). The $1.7 million increase for the nine-month period ended September 30, 2005 over the same period of 2004 is primarily due to the estimated federal tax effect of the non-deductible portion of the current period Settlement Charges ($12.3 million) and increased state taxes ($2.6 million) partially offset by lower income from continuing operations before taxes ($12.0 million). The effective tax rate for continuing operations was 36.9% and 36.6% for the third quarter 2005 and 2004, respectively, and 43.6% and 36.4% for the first nine months of 2005 and 2004, respectively.

Income from Continuing Operations. Income from continuing operations increased $18.0 million for the three-month period and decreased $36.0 million for the nine-month period ended September 30, 2005, respectively, as compared to the same periods of 2004 as a result of the changes in revenues, expenses and income taxes discussed above.

Discontinued Operations. Discontinued operations, net of tax, reflects the sale of InvestLink in the third quarter 2005 and Federated’s transfer agency business in the second quarter 2004. The InvestLink sale resulted in a recognized loss on sale of $1.7 million inclusive of tax expense. For the three- and nine-month periods ended September 30, 2005, Federated reported a loss from discontinued operations, net of tax, of $1.8 million and $3.0 million, respectively, as compared to a loss from discontinued operations, net of tax, of $0.5 million for the three-month period ended September 30, 2004 and income from discontinued operations, net of tax of $2.0 million for the nine-month period ended September 30, 2004 (see Note (2) to the Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 2005, liquid assets, consisting of unrestricted cash and cash equivalents, marketable securities and receivables, totaled $344.2 million as compared to $292.1 million at December 31, 2004. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its Second Amended and Restated Credit Agreement (Credit Facility) as of September 30, 2005.

Operating Activities. Cash provided by operating activities totaled $208.7 million for the first nine months of 2005, as compared to $201.6 million for the same period in 2004. A decrease of $34.7 million in the tax benefit from stock-based compensation resulted primarily from the vesting and employee tax realization of 1.9 million shares of restricted stock during the first quarter of 2004 ($19.4 million) and the exercise and employee tax realization of 1.7 million stock options during the third quarter 2004 ($15.9 million).

An increase of $91.7 million in the change in accounts payable and accrued expenses on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 compared to the same period of last year is due primarily to the increases in the current portions of the Settlement Charges of $24.0 million recorded in “Accounts payable and accrued expenses – affiliates” and $35.6 million recorded in “Accounts payable and accrued expenses – other” in the first nine months of 2005 as well as the $7.0 million in restoration paid to the Federated Funds in the second quarter 2004 as part of the Settlement Charges. In addition, an increase of $10.4 million in “Accounts payable and accrued expenses – other” relates to additional distribution and service fees payable as a result of the assets acquired in the Alliance Acquisition.

Deferred sales commissions paid decreased $13.3 million for the nine months ended September 30, 2005 compared to the same period of last year primarily as a result of reduced sales of the B-share asset class.

Investing Activities. During the first nine months of 2005, Federated used $67.5 million for investing activities. Of this amount, Federated paid $61.0 million for business acquisitions consisting primarily of 1) $33.1 million in

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

contingent purchase price payments related to the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund in 2001 (Kaufmann Acquisition), of which $29.5 million was accrued in “Other current liabilities – affiliates” in the Consolidated Balance Sheets at December 31, 2004, 2) $26.2 million related to the Alliance Acquisition and 3) $1.4 million related to the AMCORE Acquisition. Federated used $5.0 million to provide an initial seeding for a fixed-income mutual fund product held as an available-for-sale security. In addition, Federated paid $2.1 million to acquire property and equipment, $1.8 million of which was computer related.

Financing Activities. During the first nine months of 2005, Federated used $102.4 million for financing activities. Of this amount, Federated used $21.3 million to repurchase 0.8 million shares of Class B common stock in the open market and in private transactions. As of September 30, 2005, Federated can repurchase an additional 5.0 million shares through its authorized stock repurchase program.

Federated paid dividends in the first, second and third quarters of 2005 equal to $13.3 million, $16.0 million, and $16.1 million or $0.125, $0.15, and $0.15 per share, respectively. On October 27, 2005, Federated’s board of directors declared a dividend of $0.15 per share that is payable on November 15, 2005.

Stock repurchases and dividend payments are subject to restrictions under Federated’s Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000 to and including the payment date. After considering earnings through September 30, 2005, Federated, given current debt covenants, has the ability to make additional stock repurchases and dividend payments of more than $127 million.

During the first quarter 2004, management determined that reasonably estimable future cash flows from revenue streams related to B-shares sold through March 1997 would not be sufficient to fully amortize the respective remaining deferred sales commission asset and nonrecourse debt balances. Accordingly, Federated accelerated the write-off of the respective remaining asset and nonrecourse debt balances. As a result, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the asset balances were written down by an additional $2.7 million and $5.5 million during the first nine months of 2005 and 2004, respectively, while the debt balances were written down by an additional $2.8 million and $5.6 million during the first nine months of 2005 and 2004, respectively. This acceleration of asset and nonrecourse debt write-off resulted in the recognition of a net pretax gain of $0.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Financial Position

“Accrued compensation and benefits” at September 30, 2005 decreased $7.8 million from December 31, 2004 primarily due to the payment of $44.8 million in accrued incentive compensation during the first nine months of 2005 partially offset by the accrual of $38.1 million in 2005 incentive compensation in the same period.

“Other current liabilities – other” at September 30, 2005 decreased $13.1 million from December 31, 2004 primarily as a result of recognizing the insurance recovery proceeds in the Consolidated Statements of Income during the third quarter 2005, of which $16.5 million had been received and recorded as a liability as of December 31, 2004, partially offset by $5.3 million accrued as of September 30, 2005 related to the cost of the Alliance Acquisition.

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

In the second quarter of 2005, Federated completed the Alliance Acquisition. The contingent purchase price payments are calculated as 1) a percentage of revenues less certain operating expenses directly attributed to these assets over a five-year period and 2) a one-time payment payable if certain net revenue targets are met. Contingent purchase price payments will be paid annually from 2006 through 2010. At the current asset levels, these additional payments would approximate $68 million over the five-year period.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through fourth quarter 2008.

Internal Review of Mutual Fund Trading Activities. As previously reported, since September 2003 Federated has conducted an internal review into certain mutual fund trading activities in response to requests for information from the SEC, National Association of Securities Dealers and New York State Attorney General. Federated subsequently received inquiries relating to such trading activities from the U.S. Attorneys Office for the Western District of Pennsylvania, the Commodity Futures Trading Commission, the Securities Commissioner and the Attorney General of West Virginia, and the Connecticut Banking Commission. Attorneys from the law firms of Reed Smith LLP and Davis, Polk & Wardwell conducted the review at the direction of a special investigative committee of Federated’s board of directors. The special investigative committee was comprised of the current board. Attorneys from the law firm of Dickstein Shapiro Morin & Oshinsky, LLP, independent counsel for the Federated Funds, participated in the review and reported on its progress to the independent directors of the funds.

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

As previously discussed, $55.6 million, $17.4 million and $7.6 million have been recorded for estimated Settlement Charges for the nine-month period ending September 30, 2005, and the full years ending December 31, 2004 and 2003, respectively.

Legal Proceedings. Since October 2003, Federated Investors, Inc. and related entities have been named as defendants in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice.

The seven excessive fee cases were originally filed in five different federal courts and one state court. One such case was filed on September 8, 2005 and is currently pending in the U.S. District Court for the District of Massachusetts. It was filed as a class action by a putative shareholder of the Federated Kaufmann Fund against certain Federated subsidiaries and the trustees of the Federated Kaufmann Fund. Five of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, seeding new products, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, and funding property and equipment acquisitions, including computer-related equipment. As a result of recently adopted regulations and frequent requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will increase. Resolution of the matters described above regarding the internal review, other regulatory inquiries and legal proceedings could result in additional accruals and payments, including fines and/or penalties which may have a significant impact on Federated’s liquidity, capital resources and/or results of operations. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current Credit Facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Variable Interest Entities

At September 30, 2005, Federated acted as the investment manager for two high-yield collateralized debt obligation (CDO) products pursuant to the terms of an investment management agreement between Federated and each CDO. The CDOs are alternative investment vehicles created in 1999 and 2000 for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Certain securities issued by the CDOs are subject to greater risk than traditional investment products. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original stated maturities of 12 years. As a result of their corporate governance, the CDOs meet the definition of a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46). After performing an expected cash flow analysis for each CDO, management determined that Federated is not the primary beneficiary of the CDOs as defined by FIN 46 and thus has not consolidated the financial condition and results of operations of these CDOs in Federated’s Consolidated Financial Statements. As of September 30, 2005, aggregate total assets and aggregate total obligations of the CDOs approximated $0.3 billion and $0.4 billion, respectively.

As of September 30, 2005, Federated had no remaining carrying value for the investments in these CDOs and therefore has no related risk of loss.

In addition, a number of Federated-sponsored investment products, including Irish-domiciled money market and fluctuating-value fund products, closed-end fixed-income funds and a group trust meet the definition of VIEs under FIN 46. Federated is not the primary beneficiary of these VIEs and therefore Federated has not consolidated these entities. As of September 30, 2005, total assets under management in these investment products approximated $11 billion. Federated’s investments in these products represent its maximum exposure to loss. As of September 30, 2005, Federated’s investment in these investment products was $29.0 million comprised almost entirely of investments in Irish-domiciled money market funds.

Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123(R)). SFAS 123(R) supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, which as discussed in Note (1)(e) to the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Consolidated Financial Statements presented elsewhere in this report, Federated adopted on a prospective basis as of January 1, 2003. However, SFAS 123(R) requires all share-based payments to employees, including prior grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC announced in April 2005 that it would require that registrants that are not small business issuers adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued.

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

Federated plans to adopt SFAS 123(R) no later than January 1, 2006, but has not yet determined which method of adoption it will use. Federated adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, Federated uses the Black-Scholes formula to estimate the value of stock options granted to employees and is evaluating the most appropriate valuation model to utilize (Black-Scholes or a lattice model) upon the required adoption of SFAS 123(R). Since (1) SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and (2) Federated adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for certain previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Had Federated adopted SFAS 123 using the retroactive restatement method described in SFAS 148 in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(e) to the Consolidated Financial Statements presented elsewhere in this report. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Federated cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $2.5 million and $37.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Federated has completed its evaluation of these provisions in conjunction with an analysis of its foreign earnings available for repatriation. As a result of that review, Federated has determined that it is not feasible to pay the level of dividend required to obtain this preferential tax treatment.

FSP EITF 85-24-1 – In March 2005, the FASB issued Staff Position EITF 85-24-1 “Application of EITF Issue No. 85-24, “Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,” When Cash for the Right to Future Distribution Fees for Shares Previously Sold Is Received from Third Parties” (FSP EITF 85-24-1). FSP EITF 85-24-1, which addresses when revenue should be recognized by the seller for sales of rights to future cash flows relating to certain distribution fees, was effective for reporting periods beginning after March 11, 2005. Funding of the payments made by Federated of upfront commissions paid upon the sale of Class B shares of Federated-sponsored

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

mutual funds is made through arrangements with independent third parties by selling the rights to all related future distribution fees, servicing fees and CDSCs. Federated adopted the provisions of FSP EITF 85-24-1 effective April 1, 2005. The adoption did not have an impact on Federated’s results of operations or financial position. For financial reporting purposes, Federated continues to account for these arrangements as financings.

EITF 04-5 – In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 provides guidance for determining whether a general partner controls a limited partnership. The guidance broadly provides that the general partner in a limited partnership is presumed to control that limited partnership. However, that presumption can be overcome if the limited partners have either substantive kick-out rights or substantive participating rights. The effective date for applying the guidance in EITF 04-5 is June 29, 2005 for all new or recently modified limited partnerships and no later than the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. During the third quarter 2005, Federated applied the provisions of EITF 04-5 to account for a wholly owned subsidiary’s general partnership interest in a newly formed limited partnership. Management will adopt the provisions of EITF 04-5 to an existing limited partnership for which a wholly owned subsidiary of Federated serves as general partner on January 1, 2006. At this time, management does not believe the adoption of this EITF will have a material impact on Federated’s financial position or results of operations.

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

Accounting for Intangible Assets. Two aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation and (2) ongoing evaluation for impairment. The process of allocating purchase price based on the fair value of identifiable intangible assets at the date of acquisition requires management estimates and judgment as to expectations for profit margins on the assets, asset redemption rates, growth from sales efforts and the effects of market conditions. If actual operating margins or the rate of change in assets, among other assumptions, differ significantly from the estimates and judgments used in the initial valuation for the purchase price allocation, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated’s consolidated financial position and/or results of operations.

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Approximately 52% of the carrying value of Federated’s customer-related intangible assets as of September 30, 2005 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 62% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate to date.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of September 30, 2005, Federated had not recorded a valuation allowance on the $6.0 million deferred tax asset relating to Federated’s CDO other-than-temporary impairment losses (unrecognized for tax purposes). Federated considered the following facts in connection with its evaluation of the realizability of the $6.0 million deferred tax asset: (1) the actual amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated; (2) the carry-forward period for capital losses is five years; and (3) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize these losses in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.0 million for these deferred tax assets.

Accounting for Stock-Based Employee Compensation. Federated adopted the fair-value recognition provisions of SFAS 123 for employee stock-based compensation for all stock-based awards granted, modified or settled on or after January 1, 2003. Awards granted prior to 2003 continue to be accounted for using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123, Federated would have experienced net income and earnings per share similar to the pro forma amounts disclosed in Note (1)(e) to the Consolidated Financial Statements presented elsewhere in this report.

Accounting for Loss Contingencies. In accordance with SFAS 5, “Accounting for Contingencies,” Federated accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Federated’s results of operations, financial position and/or cash flows.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Federated’s securities investments are primarily money market funds that have an average portfolio maturity of less than 90 days. Federated also invests in mutual funds sponsored by Federated (initial seedings) in order to provide investable cash to the fund thereby allowing the fund to establish a performance history. Federated may use derivative financial instruments to hedge these investments. At September 30, 2005, Federated was exposed to price risk with regard to its $6.1 million of investments in fluctuating-value mutual funds. Price risk is the risk that the fair value of the investments will decline and ultimately result in the recognition of a loss for Federated. At September 30, 2005, Federated also held a $0.5 million investment in the common stock of large-cap companies which exposed it to price risk. Federated did not hold any derivative investments at September 30, 2005.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 42% of Federated’s revenue in the first nine months of 2005 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in 2004 and are expected to continue to increase. In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (14)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2005. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (7)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	0	$0	0	5,000,000
August[2]	45,000	0.11	0	5,000,000
September[2]	12,812	2.53	0	5,000,000

Total	57,812	$0.65	0	5,000,000

[1]	Federated’s current share repurchase program was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006. No other plans exist as of September 30, 2005.
[2]	Shares purchased in August and September represent shares of restricted stock repurchased due to employee separation.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No matters have been submitted to a vote of security holders during the period covered by this report.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 31.1 –	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2 –	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 –	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date October 28, 2005	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date October 28, 2005	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer