Form 10-K
period 2005-12-31
FEDERATED INVESTORS INC /PA/
filed 2006-03-02
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $2.4 billion, based on the last reported sales price of $30.01 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 24, 2006, was 9,000 and 106,618,256, respectively.

Documents incorporated by reference:

Selected portions of the 2005 Annual Report to Shareholders – Part I, Part II and Part IV of this Report.

Selected portions of the 2006 Information Statement – Part III of this Report.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, “Federated” or “the Company”), is a leading provider of investment management products and related financial services. Federated has been in the asset management business since 1955 and is one of the largest mutual fund managers in the United States with $213.4 billion in assets under management at December 31, 2005.

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

Federated provided investment advisory services to 136 Federated-sponsored funds as of December 31, 2005. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Federated’s U.S.-domiciled funds (with the exception of a collective investment trust) are registered under the Investment Company Act of 1940 (“Investment Company Act”) and under applicable federal and state laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund directors or trustees, including a majority of the directors who are not “interested persons” of the funds or Federated as defined under the Investment Company Act. In general, amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice.

Of the 136 funds sponsored by Federated (the “Federated Funds”) as of December 31, 2005, Federated’s investment advisory subsidiaries managed 53 money market funds (and cash equivalents) totaling $145.3 billion in assets, 48 fixed-income funds with $19.0 billion in assets and 35 equity funds with $26.0 billion in assets. Appendix A hereto lists all of these funds, including asset levels and dates of inception.

As of December 31, 2005, Federated provided investment advisory services to $23.1 billion in separately managed account assets. These separate accounts (together with the Federated Funds, “Managed Assets”) represented assets from government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties, and other investors. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

Certain Federated Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated for marketing expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval annually.

Federated also provides a broad range of services to support the operation, administration and distribution of the Federated Funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services, shareholder servicing and general support.

Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Type

	As of December 31,			Growth Rate
(dollars in millions)	2005	2004	2003	3 Yr. CAGR[1]	2005
Money Market	$160,621	$124,302	$142,773	2%	29%
Equity	29,785	29,013	25,627	18%	3%
Fixed-Income	23,017	25,953	29,517	(5)%	(11)%

Total Managed Assets	$213,423	$179,268	$197,917	3%	19%

1	Compound Annual Growth Rate

Average Managed Assets for the past three years were as follows:

Average Managed Assets by Asset Type

	Year ended December 31,			Growth Rate
(dollars in millions)	2005	2004	2003	3 Yr. CAGR[1]	2005
Money Market	$144,356	$134,096	$149,703	0%	8%
Equity	28,940	26,476	20,849	13%	9%
Fixed-Income	24,351	27,248	28,931	1%	(11)%

Total Average Managed Assets	$197,647	$187,820	$199,483	1%	5%

1	Compound Annual Growth Rate

Federated also derives revenue from providing mutual fund administrative services and various other fund-related services to institutions seeking to outsource all or part of their mutual fund service and distribution functions. Through various subsidiaries, Federated provides its expertise in these areas to expand its relationships with key financial intermediaries, primarily banks, who sponsor proprietary mutual funds. Federated receives fees from these bank-sponsored funds for providing fund services. Federated provided these services for $18.3 billion of assets in funds sponsored by third parties (“Administered Assets”) as of December 31, 2005. During 2005, Federated experienced a reduction in the number of bank clients for mutual fund administrative services that caused a decline in Administered Assets in comparison to previous years.

The following chart shows period-end and average Administered Assets for the past three years:

Administered Assets

	As of and for the year ended December 31,			Growth Rate
(dollars in millions)	2005	2004	2003	3 Yr. CAGR[1]	2005
Period-End Administered Assets	$18,271	$37,164	$43,428	(21)%	(51)%
Average Administered Assets	18,239	41,208	39,513	(22)%	(56)%

1	Compound Annual Growth Rate

Federated also provides retirement plan recordkeeping services and trade execution and settlement services through various subsidiaries.

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows (certain amounts previously reported have been reclassified to conform with the current year’s presentation):

Revenue

	Year ended December 31,			Growth Rate
(dollars in thousands)	2005	2004	2003	3 Yr. CAGR[1]	2005
Investment advisory fees, net	$570,695	$546,167	$528,370	3%	4%
Administrative service fees, net	135,070	135,851	144,873	(2)%	(1)%
Other service fees, net[2]	196,193	153,849	111,382	22%	28%
Other, net	7,258	7,482	7,683	12%	(3)%

Total revenue	$909,216	$843,349	$792,308	5%	8%

1	Compound Annual Growth Rate
2	Other service fees, net, for 2005 and 2004 included certain B-share-related distribution fee income that was not recorded in revenue in 2002 and 2003. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2005 Annual Report to Shareholders incorporated by reference in Part II, Item 7 of this report for further details.

Investment Products

Federated offers a wide range of products, including money market, equity and fixed-income investments. Federated’s mix includes products that the Company expects to be in demand under a variety of economic and market conditions.

Federated is one of the largest U.S. managers of money market assets, with $160.6 billion in such assets under management at December 31, 2005. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 30 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($68.3 billion); prime corporate ($64.7 billion); and tax free ($27.6 billion).

In recent years, Federated has emphasized growth of its equity business as an important component of its growth strategy and has broadened its range of equity investment products. Equity assets are managed across a wide range of styles including small-mid cap growth ($9.8 billion); large-cap value ($4.9 billion); flexible ($3.8 billion); core equity ($2.9 billion); equity income ($2.3 billion); international/global ($1.8 billion); and mid-large cap growth ($1.3 billion). Federated also manages assets in equity index funds ($2.4 billion) and balanced and asset allocation funds ($0.6 billion). These asset allocation funds include fixed-income assets.

Federated’s fixed-income assets are managed in a wide range of sectors including multi-sector ($6.2 billion); U.S. corporate ($3.2 billion); municipal ($3.1 billion); mortgage-backed ($3.0 billion); high-yield ($2.9 billion); U.S. government ($2.6 billion); and international/global ($2.0 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs.

Each investment product is managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated’s proprietary, independent investment research process is centered on the integration of several fundamentals: quantitative research models, fundamental research and credit analysis, style-consistent and disciplined portfolio construction and management, portfolio attribution and trading.

Distribution Channels

Federated’s distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers, investment advisers and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 20 years, Federated has developed relationships with 3,500 intermediaries and sells its products directly to another 2,000 corporations and government entities. Federated uses its trained sales force of approximately 170 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are distributed in four principal markets: the trust market, the broker/dealer market, the institutional market and the international market. The following chart shows Federated Managed Assets by market for the dates indicated:

Managed Assets by Market

	As of December 31,			Growth Rate
(dollars in millions)	2005	2004	2003	3 Yr. CAGR[1]	2005
Trust	$95,678	$86,947	$96,131	(2)%	10%
Broker/Dealer[2]	72,736	47,706	48,023	18%	52%
Institutional[2]	22,247	23,135	30,330	(7)%	(4)%
International	2,647	2,855	2,452	14%	(7)%
Other	20,115	18,625	20,981	1%	8%

Total Managed Assets	$213,423	$179,268	$197,917	3%	19%

1	Compound Annual Growth Rate
2	Certain amounts previously reported have been reclassified to conform with the current year’s presentation.

Trust Market. Federated pioneered the concept of providing cash management to bank trust departments through money market mutual funds over 30 years ago. In addition, Federated initiated a strategy to provide a broad range of equity and fixed-income funds, termed MultiTrust™, to meet the evolving needs of bank trust departments. Federated’s bank trust customers invest the assets subject to their control, or upon direction from their customers, in one or more Federated Funds. Federated employs a dedicated sales force backed by a support staff to offer its products and services in the trust market. In addition to bank trust departments, Federated provides products and services to bank capital markets (institutional brokerages within banks) and to certain other institutions. Bank Capital Market assets totaled $27.3 billion at December 31, 2005, nearly all of which was in money market funds.

Money market funds contain the majority of Federated’s Managed Assets in the trust market. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income mutual funds and separately managed accounts structured for use in the trust market. As of December 31, 2005, Managed Assets in the trust market included $85.6 billion in money market assets, $5.7 billion in fixed-income assets and $4.4 billion in equity assets.

Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,600 national, regional, independent and bank broker/dealers. Federated maintains a sales staff dedicated to this market, including a separate group focused on the bank broker/dealers. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2005, Managed Assets in the broker/dealer market included $49.2 billion in money market assets, $15.9 billion in equity assets and $7.6 billion in fixed-income assets.

Institutional Market. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of users: investment advisers, corporations, corporate and public pension funds, insurance companies, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2005, Managed Assets in the institutional market included $11.0 billion in money market assets, $5.8 billion in fixed-income assets and $5.4 billion in equity assets.

International Market. Federated has broadened its distribution to areas outside the U.S. Since 1998, Federated has been a 50% investor in a German joint venture company, Federated Asset Management GmbH (“FAM”) which administers separate accounts and distributes Federated offshore fund products in Europe. As of the end of 2005, Federated owned 100% of the outstanding interests in FAM. In addition, Federated sponsors six retail funds (“Federated Unit Trust”) for which FAM acts as a distributor in German-speaking countries in Europe. As of December 31, 2005, Managed Assets in the international market included $2.2 billion in fixed-income assets and $0.4 billion in equity assets.

Other Markets. Other markets at December 31, 2005, included assets under management from the following sources: TexPool, a local government investment pool in the state of Texas ($14.1 billion); certain affinity groups and direct sales efforts including the retail assets associated with the Federated Kaufmann Fund ($5.7 billion); and collateralized debt obligation (CDO) products for which Federated acts as the investment adviser ($0.3 billion).

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2005, there were nearly 9,000 registered open-end investment companies, of varying sizes and investment policies, whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions and hedge funds.

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

Recent Acquisitions

In the third quarter 2005, assets of three equity mutual funds previously advised by Investors Management Group Ltd., a wholly owned subsidiary of AMCORE Financial, Inc., totaling approximately $142.0 million were acquired by two Federated Funds.

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

Regulatory Matters

Substantially all aspects of Federated’s business are subject to federal and state regulation and to the extent operations take place outside the United States, they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated’s advisory companies are registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the SEC under the Investment Company Act of 1940. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and with various states and are members of the National Association of Securities Dealers (the “NASD”). Their activities are regulated by the SEC, the NASD and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the SEC pursuant to the Exchange Act. Two other subsidiaries are registered with the SEC as transfer agents. One subsidiary is regulated by the New Jersey Department of Banking and Insurance. Amendments to current laws and regulations or newly promulgated laws and regulations governing Federated’s operations, the compliance with which may require substantial resources, could have a material adverse impact on Federated.

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

For further details regarding recent regulatory matters, see the section titled “Risk Factors” in Item 1A of Part I of this Form 10-K.

Employees

At December 31, 2005, Federated employed 1,305 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and the 2005 Annual Report to Shareholders, including those related to Federated’s distribution strategy; the strategy to grow assets through income-oriented products; the pursuit of acquisitions; developing competitive and innovative products; enhancing investment performance; retaining experienced money managers; changes in the number of clients for fund distribution and administration services; obligations to make additional contingent payments pursuant to acquisition agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs; accounting for intangible assets; accounting for income taxes; market risk of investments and revenue; the impact of increased regulation; and the various items set forth under Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among others, Federated’s risks and uncertainties include Federated’s ability to successfully execute its distribution strategy; to successfully sell income-oriented products; to identify and complete suitable acquisitions; to successfully develop and market new products; to enhance and maintain investment performance; and to take actions necessary to retain experienced money managers. The number of clients for fund administration services is subject to the decisions of the clients to internalize or change service providers and the impact of mergers in the banking industry and the costs associated with the settlement may vary based in part on net assets of certain funds and costs associated with compliance with the terms of the settlement. Federated’s risks and uncertainties also include other regulatory inquiries, legal proceedings and future cash needs, which will be impacted by any additional information requests from or fines or penalties paid to governmental agencies; the cost associated with private litigation; and the costs to implement regulatory changes; the accounting for intangible assets and loss contingencies, which are based upon estimates and will be affected if actual results differ significantly; the accounting for income taxes, which will be affected by the ability to utilize capital loss carry forwards; investments, which will be impacted by fluctuations in the securities markets; and revenue, which will be affected by changes in market values of assets under management and the impact of interest changes on money market and fixed-income funds. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the ongoing investigation into the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future.

Executive Officers

The following section sets forth certain information regarding the executive officers of Federated as of March 1, 2006:

Name	Position	Age
John F. Donahue	Chairman and Director	81

J. Christopher Donahue	President, Chief Executive Officer and Director	56

Thomas R. Donahue	President, FII Holdings, Inc. and Vice President, Treasurer and Chief Financial Officer	47

John B. Fisher	President and Chief Executive Officer of Federated Advisory Companies* and Vice President	49

Brian P. Bouda	Vice President and Chief Compliance Officer	59

Eugene F. Maloney	Executive Vice President, Federated Investors Management Company and Vice President	60

Denis McAuley III	Vice President and Principal Accounting Officer	59

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	67

Thomas E. Territ	Vice President and President, Federated Securities Corp.	46

*	Federated Advisory Companies include the following subsidiaries of Federated: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Limited, Passport Research II, Limited, Federated Investment Counseling and Federated Investment Management Company.

Mr. John F. Donahue is a founder of Federated. He has served as director and Chairman of Federated since Federated’s initial public offering in May 1998. He is a director or trustee of 39 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Chief Financial Officer.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President of 36 investment companies managed by subsidiaries of Federated. He is also director, trustee or managing general partner of 39 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue and the brother of Thomas R. Donahue who serves as Chief Financial Officer.

Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. He is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. Prior to joining Federated, Mr. Donahue was in the venture capital business and was employed by PNC Bank in its Investment Banking Division. Mr. Donahue is the son of John F. Donahue and the brother of J. Christopher Donahue.

Mr. John B. Fisher is President and Chief Executive Officer of Federated Advisory Companies. He has also served as Vice President of Federated since 1998. He previously served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated in which capacity he was responsible for the distribution of Federated’s products and services to investment advisers, insurance companies, retirement plans and corporations.

Mr. Brian P. Bouda has served as Vice President and Chief Compliance Officer of Federated since 2004. Mr. Bouda also serves as Chief Compliance Officer for each of Federated’s subsidiaries and the investment companies managed by subsidiaries of Federated.

Mr. Eugene F. Maloney has served as a Vice President of Federated since 1998. He is Executive Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Mr. Maloney provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

Mr. Denis McAuley III has served as Vice President of Federated since 1999 and as Principal Accounting Officer of Federated since 2001. He also serves as President of Federated Shareholder Services Company and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2001. Mr. McGonigle is also Chairman of Federated International Management Limited a wholly owned subsidiary of Federated. Mr. McGonigle is also Executive Vice President and Secretary of the investment companies managed by subsidiaries of Federated.

Mr. Thomas E. Territ was named Vice President of Federated and the President of Federated Securities Corp., a wholly owned subsidiary of Federated, on February 27, 2006. As President of Federated Securities Corp, Mr. Territ is responsible for the marketing and sales efforts of Federated. Mr. Territ had previously served as Senior Vice President of Federated Securities Corp. since 1995, and held the position of National Sales Director for several of Federated’s sales divisions during that time.

Internet Address and Website Access

Federated’s internet address is FederatedInvestors.com. Federated makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after Federated electronically files such material with, or furnishes it to, the SEC.

ITEM 1A – RISK FACTORS

Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the distribution of mutual funds and separately managed accounts with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, marketing and distribution services offered, the range of products offered and fees charged. See “Business—Competition” above.

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 136 managed funds, 94 are sold without a sales commission.

A significant portion of Federated’s revenue is derived from providing mutual funds to the trust market, comprising approximately 1,200 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation occurring in the banking industry, as well as regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated’s customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

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

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 43% of Federated’s revenue in 2005 was from managed assets in money market products. These assets are largely from institutional investors. In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. These redemptions reduce Managed Assets, thereby reducing Federated’s revenue. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products. After reaching record lows, short-term interest rates began to rise in 2004 and are expected to continue to increase. Federated has been actively diversifying its products to expand its Managed Assets in equity products, which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Investment Company Act and the Advisers Act, state laws regarding securities fraud and regulations promulgated by the Securities and Exchange Commission (the “SEC”), the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign regulations. During the past five years, the Federal securities laws have been augmented substantially by, among other measures, the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently, several bills are pending in Congress that would amend the Investment Company Act to impose additional requirements and restrictions on Federated and the Federated Funds. In addition, during the past few years the SEC, NASD and the NYSE have adopted regulations that will increase Federated’s operating expenses and affect the conduct of its business. The SEC has proposed other significant regulations or amendments to regulations that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting the mutual fund industry are likely to occur. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

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

Retaining and Recruiting Key Personnel. The Company’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, sales representatives and other key personnel is extremely competitive. There can be no assurance that the Company will be successful in its efforts to recruit and retain the required personnel. The Company has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases employment agreements. The loss of any such personnel could have an adverse effect on the Company. Moreover, since certain of our products contribute significantly to our revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on our business.

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

During 2005, the two senior portfolio managers of the Federated Kaufmann Fund were subject to employment and non-competition agreements which were entered into in 2000. The non-competition agreements continue into April 2007, while the employment agreements ran through June 30, 2005. In 2005, Federated reached agreements with these portfolio managers on new terms of employment including performance-based incentive compensation. These portfolio managers are no longer parties to formal employment contracts with Federated, which is generally consistent with Federated’s policy for portfolio managers.

Additional information can be found in Items 7 and 8 of Part II of this Form 10-K.

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

Adverse Effects of Rising Costs of Risk Management. Since 2001, expenses related to risk management have increased and management expects these costs to be significant going forward. Insurance coverage for significant risks may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose the company to additional cost through the assumption of higher deductibles, and co-insurance liability and/or lower coverage levels. Higher insurance costs, incurred deductibles and lower coverage levels may reduce Federated’s operating and net income.

Potential Adverse Effects Related to Federated’s Internal Review into Certain Mutual Fund Trading Practices and Investigations by Regulatory Authorities. In 2003, Federated responded to detailed requests for information from the SEC, the New York State Attorney General (the “NYAG”) and the NASD regarding a number of mutual fund practices, including market timing, late trading and fair valuation of foreign securities. These requests prompted Federated to conduct an internal review that found instances in which Federated employees improperly permitted frequent trading or improperly accepted orders for fluctuating-net-asset-value funds after the close of the NYSE (see Note (23) to the Consolidated Financial Statements incorporated by reference in Item 15(a)(1) of Part IV of this Form 10-K). Federated continues to cooperate with all regulatory inquiries.

Federated announced on November 28, 2005 that it had entered into settlement agreements with the SEC and NYAG to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $72.0 million in addition to the $8.0 million paid in 2004. In addition, Federated has agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006 based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. Certain other undertakings required by these agreements will be incurred in future periods, and the significance of such expenses is currently not determinable.

Any material losses in client or shareholder confidence in Federated or in the mutual fund industry could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues. Responding to continued requests from regulatory authorities, defending pending litigation and addressing the undertakings required by the settlement agreements will increase Federated’s operating expenses and could have other material adverse effects on Federated’s business.

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with the funds that, as required by law, are terminable upon 60 days notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board of directors or trustees, including disinterested members of the board, or its shareholders, as required by law. Generally, Federated’s administrative servicing agreements with bank proprietary fund customers have an initial term of three years with a provision for automatic renewal unless notice is otherwise given and provide for termination for cause. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on Federated. In addition, as required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these assets.

Under the terms of the settlement agreement with the SEC and NYAG, a Federated investment advisory subsidiary may not serve as investment advisor to any registered investment company unless: (i) at least 75% of the fund’s directors are independent of Federated; (ii) the chairman of each such fund is independent of Federated; (iii) no action may be taken by the fund’s board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (iv) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

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

The seven excessive fee cases were originally filed in five different federal courts and one state court. All six of the federal cases are now pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

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

For additional information, see the information contained in Federated’s 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities” incorporated by reference in Part II, Item 7 of this report, and under the caption “Notes to the Consolidated Financial Statements – Note (23) – Commitments and Contingencies – (c) Internal Review of Mutual Fund Trading Activities and (d) Legal Proceedings” incorporated by reference in Part IV, Item 15(a)(1) of this Form 10-K.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The board of directors amended the Federated Investors, Inc. Stock Incentive Plan (“the Plan”) to increase the number of shares awardable under the Plan by 3.3 million shares of Class B common stock. The amendment to the Plan is subject to shareholder approval at the 2006 annual shareholder meeting.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding Federated’s stock-based compensation as of December 31, 2005:

Category of stock-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Approved by shareholders	7,748,111	$20.36	1,701,728
Not approved by shareholders	0	0	0

Total	7,748,111	$20.36	1,701,728

1	On January 26, 2006, Federated’s board of directors amended the Plan to increase the number of shares awardable under the Plan by 3.3 million shares of Class B common stock. The amendment to the Plan is subject to shareholder approval at the 2006 annual shareholder meeting.

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2005. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (14) to the Consolidated Financial Statements incorporated by reference in Part II, Item 8 of this Form 10-K.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October[2]	2,000	$3.00	0	5,000,000
November[2]	242	0.00	0	5,000,000
December	162,800	36.89	162,800	4,837,200

Total	165,042	$36.42	162,800	4,837,200

[1]	Federated’s current share repurchase program was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006. No other plans exist as of December 31, 2005.
[2]	Shares in October and November represent shares of restricted stock repurchased or forfeited due to employee separation.

All other information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the caption “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

All other information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the caption “Management’s Assessment of Internal Control Over Financial Reporting” and “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting” and is incorporated herein by reference.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for its 2006 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors,” “Executive Compensation” and “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section “Executive Officers.”

Code of Ethics

In October 2003, Federated adopted a code of ethics for its senior financial officers. This code meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this report as Exhibit 14.01. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (6) of Item 406 of Regulation S-K, Federated would post such information on its internet website at FederatedInvestors.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2006 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in Federated’s Information Statement for the 2006 Annual Meeting of Shareholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in Federated’s Information Statement for the 2006 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2006 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2005 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

(a)(2) Financial Statement Schedules:

All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions, are inapplicable, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

(a)(3) Exhibits:

The following exhibits are filed or incorporated as part of this report:

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.06	Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.07	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of July 20, 1999 (incorporated by reference to Exhibit 10.2 of the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

10.09	Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

10.10	Federated Investors Program Fee Agreement, dated as of October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

10.11	Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.18	Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20	Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.21	Employment Agreement, dated March 17, 1995, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1 (File No. 333-48405))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.29	Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.32	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated April 8, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.33	Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002 between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated January 20, 2003, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-14818))

10.38	Edgewood Services, Inc. Discretionary Line of Credit Demand Note, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.39	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.42	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated January 16, 2004, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.43	Federated Investors, Inc. Annual Incentive Plan, amended as of February 5, 2004 (incorporated by reference to Exhibit 10.1 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.44	Federated Investors, Inc. Stock Incentive Plan, amended as of April 19, 2004 (incorporated by reference to Exhibit 10.2 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.45	Agreement with Boston Financial Data Services (incorporated by reference to Exhibit 10.1 to the June 30, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.48	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated January 14, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.49	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.50	Amendment dated June 29, 2005 to the definitive agreement between Federated Investors and Alliance Capital Management L.P. dated October 28, 2004 and filed as Exhibit 10.46 to Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 (incorporated by reference to Exhibit 10.1 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.51	Amendment dated June 30, 2005 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.2 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.52	Amendment dated June 30, 2005 to the Federated Program Master Agreement, dated as of October 24, 1997, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors Inc., Wilmington Trust Company, Putnam Lovell Finance, L.P., Putnam, Lovell NBF Securities Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.3 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.53	Amendment No. 5 to the Second Amended and Restated Credit Agreement, dated November 22, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (Filed herewith)

13.01	Selected Portions of 2005 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(b)	Exhibits:

See (a)(3) above.

(c)	Financial Statement Schedules:

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date: March 2, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Donahue John F. Donahue	Chairman and Director	March 2, 2006

/s/ J. Christopher Donahue J. Christopher Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2006

/s/ Thomas R. Donahue Thomas R. Donahue	Chief Financial Officer	March 2, 2006

/s/ Michael J. Farrell Michael J. Farrell	Director	March 2, 2006

/s/ David M. Kelly David M. Kelly	Director	March 2, 2006

Signature	Title	Date
/s/ Denis McAuley III Denis McAuley III	Principal Accounting Officer	March 2, 2006

/s/ John W. McGonigle John W. McGonigle	Director	March 2, 2006

/s/ James L. Murdy James L. Murdy	Director	March 2, 2006

/s/ Edward G. O’Connor Edward G. O’Connor	Director	March 2, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.53	Amendment No. 5 to the Second Amended and Restated Credit Agreement, dated November 22, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association

13.01	Selected Portions of 2005 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/05	Fund Category	Assets as of 12/31/05	Load	Fund Effective Date
EQUITY FUNDS:
FEDERATED AMERICAN LEADERS FUND INC.	5	Large Cap Value Fund	2,389,346,999	Y	2/26/1969
FEDERATED AMERICAN LEADERS FUND II	2	Large Cap Value Fund	267,922,961	N	12/15/1993
FEDERATED BALANCED ALLOCATION FUND	3	Asset Allocation/Balanced Fund	28,513	Y	12/23/2005
FEDERATED CAPITAL APPRECIATION FUND	4	Core Equity Fund	2,826,442,311	Y	9/2/1976
FEDERATED CAPITAL APPRECIATION FUND II	2	Core Equity Fund	26,164,504	N	6/17/2000
FEDERATED CAPITAL INCOME FUND	4	Flexible Fund	499,182,624	Y	5/29/1988
FEDERATED CAPITAL INCOME FUND II	1	Flexible Fund	62,545,087	N	12/15/1993
FEDERATED CONSERVATIVE ALLOCATION FUND	2	Asset Allocation/Balanced Fund	88,132,040	N	3/11/1994
FEDERATED EQUITY INCOME FUND INC.	4	Equity Income Fund	1,067,606,518	Y	12/30/1986
FEDERATED EQUITY INCOME FUND II	1	Equity Income Fund	62,397,212	N	12/16/1996
FEDERATED GROWTH ALLOCATION FUND	2	Asset Allocation/Balanced Fund	71,495,586	N	3/11/1994
FEDERATED INTERNATIONAL CAPITAL APPRECIATION FUND	3	International/Global Equity Fund	182,221,900	Y	6/30/1997
FEDERATED INTERNATIONAL EQUITY FUND	3	International/Global Equity Fund	289,197,516	Y	8/17/1984
FEDERATED INTERNATIONAL EQUITY FUND II	1	International/Global Equity Fund	58,756,705	N	4/4/1995
FEDERATED INTERNATIONAL SMALL COMPANY FUND	3	International/Global Equity Fund	477,518,990	Y	1/31/1996
FEDERATED INTERNATIONAL VALUE FUND	3	International/Global Equity Fund	98,766,055	Y	8/24/1998
FEDERATED KAUFMANN FUND	4	Small-Mid Cap Growth Fund	8,402,039,168	Y	4/17/2001
FEDERATED KAUFMANN FUND II	2	Small-Mid Cap Growth Fund	94,011,098	N	4/30/2002
FEDERATED KAUFMANN SMALL CAP FUND	4	Small-Mid Cap Growth Fund	721,632,065	Y	12/18/2002
FEDERATED LARGE CAP GROWTH FUND	3	Mid-Large Cap Growth Fund	204,841,818	Y	12/23/1998
FEDERATED MARKET OPPORTUNITY FUND	3	Flexible Fund	2,693,803,069	Y	11/29/2000
FEDERATED MAX-CAP INDEX FUND	4	Index Fund	1,320,814,652	N	7/2/1990
FEDERATED MID CAP GROWTH STRATEGIES FUND	3	Mid-Large Cap Growth Fund	717,124,124	Y	8/23/1984
FEDERATED MID CAP GROWTH STRATEGIES FUND II	1	Mid-Large Cap Growth Fund	57,023,685	N	9/30/1995
FEDERATED MID-CAP INDEX FUND	1	Index Fund	943,756,846	N	7/7/1992
FEDERATED MINI-CAP INDEX FUND	2	Index Fund	95,679,589	N	7/7/1992
FEDERATED MODERATE ALLOCATION FUND	2	Asset Allocation/Balanced Fund	120,019,258	N	3/11/1994
FEDERATED MUNI AND STOCK ADVANTAGE FUND	3	Flexible Fund	502,059,249	Y	9/22/2003
FEDERATED STOCK AND BOND FUND INC.	4	Asset Allocation/Balanced Fund	325,844,990	N	10/31/1968
FEDERATED STOCK TRUST	1	Large Cap Value Fund	835,912,933	N	3/31/1982
FEDERATED STRATEGIC VALUE FUND	3	Equity Income Fund	176,449,755	Y	3/23/2005
FEDERATED TECHNOLOGY FUND	3	Mid-Large Cap Growth Fund	87,365,882	Y	9/13/1999
LVM EUROPA-AKTIEN	2	International/Global Equity Fund	92,542,772	Y	11/1/1999
LVM INTER-AKTIEN	2	International/Global Equity Fund	55,161,737	Y	11/1/1999
LVM PROFUTUR	2	International/Global Equity Fund	117,041,635	Y	11/1/1999

Total Equity Funds			26,030,849,846

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/05	Fund Category	Assets as of 12/31/05	Load	Fund Effective Date
FIXED INCOME FUNDS:
CAPITAL PRESERVATION FUND	3	Multi-Sector Fund	2,035,188,722	N	3/1/1986
FEDERATED ADJUSTABLE RATE SECURITIES FUND	2	Mortgage-Backed Fund	168,544,342	N	12/3/1985
FEDERATED BOND FUND	4	U.S. Corporate Fund	1,073,216,239	Y	5/20/1987
FEDERATED CALIFORNIA MUNICIPAL INCOME FUND	2	Municipal Fund	82,820,896	Y	11/24/1992
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES	3	Mortgage-Backed Fund	995,944,564	Y	10/6/1969
FEDERATED FUND FOR U.S. GOVERNMENT SECURITIES II	1	Mortgage-Backed Fund	391,417,172	N	12/15/1993
FEDERATED GNMA TRUST	2	Mortgage-Backed Fund	634,747,626	N	3/23/1982
FEDERATED GOVERNMENT INCOME SECURITIES INC.	4	U.S. Government Fund	670,319,166	Y	4/4/1986
FEDERATED GOVERNMENT ULTRASHORT DURATION FUND	3	U.S. Government Fund	258,414,387	N	9/13/1994
FEDERATED HIGH INCOME ADVANTAGE FUND	3	High Yield Fund	60,610,555	Y	9/20/1993
FEDERATED HIGH INCOME BOND FUND INC.	3	High Yield Fund	1,467,766,126	Y	11/30/1977
FEDERATED HIGH INCOME BOND FUND II	2	High Yield Fund	338,233,765	N	12/15/1993
FEDERATED HIGH YIELD TRUST	1	High Yield Fund	291,359,548	N	8/23/1984
FEDERATED INCOME TRUST	2	Mortgage-Backed Fund	517,978,163	N	3/30/1982
FEDERATED INSTITUTIONAL HIGH YIELD BOND FUND	1	High Yield Fund	22,342,435	N	10/30/2002
FEDERATED INTERMEDIATE CORPORATE BOND FUND	2	U.S. Corporate Fund	279,950,482	N	12/8/1993
FEDERATED INTERMEDIATE GOVERNMENT FUND	2	U.S. Government Fund	50,375,519	N	7/22/1991
FEDERATED INTERMEDIATE GOVERNMENT/CORPORATE FUND	2	Multi-Sector Fund	5,591,173	N	9/1/2005
FEDERATED INTERMEDIATE MUNICIPAL TRUST	2	Municipal Fund	189,881,734	N	12/26/1985
FEDERATED INTERNATIONAL BOND FUND	3	International/Global Fixed Income Fund	165,346,548	Y	5/15/1991
FEDERATED INTERNATIONAL HIGH INCOME FUND	3	International/Global Fixed Income Fund	178,832,872	Y	9/10/1996
FEDERATED LIMITED TERM MUNICIPAL FUND	2	Municipal Fund	103,150,546	Y	8/31/1993
FEDERATED MICHIGAN INTERMEDIATE MUNICIPAL TRUST	1	Municipal Fund	206,605,355	Y	9/9/1991
FEDERATED MORTGAGE FUND	2	Mortgage-Backed Fund	317,187,133	N	2/10/1997
FEDERATED MUNICIPAL HIGH YIELD ADVANTAGE FUND INC	4	Municipal Fund	543,390,263	Y	4/10/1987
FEDERATED MUNICIPAL SECURITIES FUND INC.	3	Municipal Fund	495,605,232	N	10/4/1976
FEDERATED MUNICIPAL ULTRASHORT FUND	2	Municipal Fund	394,519,911	N	10/16/2000
FEDERATED NEW YORK MUNICIPAL INCOME FUND	2	Municipal Fund	48,007,772	Y	11/24/1992
FEDERATED NORTH CAROLINA MUNICIPAL INCOME FUND	1	Municipal Fund	50,280,399	Y	5/1/1992
FEDERATED OHIO MUNICIPAL INCOME FUND	1	Municipal Fund	101,338,104	Y	10/10/1990
FEDERATED PENNSYLVANIA MUNICIPAL INCOME FUND	2	Municipal Fund	263,259,153	Y	10/10/1990
FEDERATED PREMIER INTERMEDIATE MUNI INCOME FD	2	Municipal Fund	161,652,964	Y	12/19/2002
FEDERATED PREMIER MUNICIPAL INCOME FUND	2	Municipal Fund	146,682,989	Y	12/19/2002
FEDERATED QUALITY BOND FUND II	2	U.S. Corporate Fund	553,906,287	N	4/21/1999
FEDERATED SHORT-TERM INCOME FUND	4	U.S. Corporate Fund	297,522,429	N	7/1/1986
FEDERATED SHORT-TERM MUNICIPAL TRUST	2	Municipal Fund	251,468,279	N	8/20/1981
FEDERATED STRATEGIC INCOME FUND	4	Multi-Sector Fund	1,085,119,958	Y	4/5/1994
FEDERATED TOTAL RETURN BOND FUND	6	Multi-Sector Fund	1,434,368,741	N	1/19/1994
FEDERATED TOTAL RETURN GOVERNMENT BOND FUND	2	U.S. Government Fund	323,499,479	N	9/13/1995
FEDERATED U.S.GOVERNMENT BOND FUND	1	U.S. Government Fund	79,719,527	N	12/3/1985
FEDERATED ULTRASHORT BOND FUND	3	Multi-Sector Fund	663,183,313	N	2/10/1997
FEDERATED US BOND FUND	1	Multi-Sector Fund	30,361,680	N	1/11/2005
FEDERATED US GOVERNMENT SECURITIES FUND: 1-3 YEARS	3	U.S. Government Fund	408,473,123	N	3/15/1984
FEDERATED US GOVERNMENT SECURITIES FUND: 2-5 YEARS	3	U.S. Government Fund	760,857,802	N	2/18/1983
FEDERATED VERMONT MUNICIPAL INCOME FUND	1	Municipal Fund	47,166,282	Y	9/19/2000

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/05	Fund Category	Assets as of 12/31/05	Load	Fund Effective Date
LVM EURO-KURZLAUFER	2	International/Global Fixed Income Fund	97,782,933	Y	11/1/1999
LVM EURO-RENTEN	2	International/Global Fixed Income Fund	242,751,238	Y	11/1/1999
LVM INTER-RENTEN	2	International/Global Fixed Income Fund	50,562,232	Y	11/1/1999

Total Fixed Income Funds			19,037,305,158
Total Non-Money Market Funds			45,068,155,004

MONEY MARKET FUNDS:
ALABAMA MUNICIPAL CASH TRUST	1	Tax Free Fund	269,646,191	N	12/1/1993
ARIZONA MUNICIPAL CASH TRUST	1	Tax Free Fund	111,702,157	N	5/31/1998
AUTOMATED CASH MANAGEMENT TRUST	2	Prime Fund	2,577,412,024	N	5/18/1982
AUTOMATED GOVERNMENT CASH RESERVES	1	Government Fund	406,769,757	N	2/2/1990
AUTOMATED GOVERNMENT MONEY TRUST	1	Government Fund	740,391,829	N	8/6/1982
AUTOMATED TREASURY CASH RESERVES	1	Government Fund	124,171,506	N	8/5/1991
CALIFORNIA MUNICIPAL CASH TRUST	5	Tax Free Fund	2,004,512,202	N	3/15/1989
CONNECTICUT MUNICIPAL CASH TRUST	2	Tax Free Fund	255,897,027	N	11/1/1989
EDWARD JONES MONEY MARKET FUND	2	Government Fund	11,243,520,648	N	5/9/1980
FEDERATED CAPITAL RESERVES FUND	1	Prime Fund	8,112,706,041	N	12/31/2004
FEDERATED GOVERNMENT RESERVES FUND	1	Government Fund	6,753,383,406	N	12/31/2004
FEDERATED MASTER TRUST	1	Prime Fund	193,932,983	N	12/16/1977
FEDERATED MUNICIPAL TRUST	1	Tax Free Fund	427,967,530	N	12/31/2004
FEDERATED PRIME MONEY FUND II	1	Prime Fund	74,225,622	N	12/15/1993
FEDERATED SHORT-TERM EURO FUND	4	Prime Fund	113,775,941	N	11/9/1999
FEDERATED SHORT-TERM U.S. GOVERNMENT TRUST	1	Government Fund	211,647,442	N	4/16/1987
FEDERATED SHORT-TERM U.S. PRIME FUND	4	Prime Fund	3,846,412,807	N	9/20/1993
FEDERATED SHORT-TERM U.S.GOVT SECURITIES FUND	4	Government Fund	1,560,062,268	N	12/31/1990
FEDERATED SHORT-TERM U.S.TREASURY SECURITIES FUND	2	Government Fund	1,531,585,638	N	4/16/1992
FEDERATED TAX-FREE TRUST	1	Tax Free Fund	157,297,608	N	3/6/1979
FLORIDA MUNICIPAL CASH TRUST	3	Tax Free Fund	1,617,648,021	N	9/19/1994
GEORGIA MUNICIPAL CASH TRUST	1	Tax Free Fund	604,009,034	N	8/14/1995
GOVERNMENT CASH SERIES	1	Government Fund	610,143,522	N	8/15/1989
GOVERNMENT OBLIGATIONS FUND	4	Government Fund	9,549,947,828	N	12/11/1989
GOVERNMENT OBLIGATIONS TAX MANAGED FUND	2	Government Fund	4,407,085,009	N	5/7/1995
LIBERTY U.S. GOVERNMENT MONEY MARKET TRUST	4	Government Fund	310,854,870	N	6/6/1980
LIQUID CASH TRUST	1	Government Fund	76,706,227	N	12/12/1980
MARYLAND MUNICIPAL CASH TRUST	1	Tax Free Fund	69,404,449	N	5/4/1994
MASSACHUSETTS MUNICIPAL CASH TRUST	2	Tax Free Fund	262,087,268	N	5/18/1990
MICHIGAN MUNICIPAL CASH TRUST	2	Tax Free Fund	189,436,289	N	6/7/1995
MINNESOTA MUNICIPAL CASH TRUST	2	Tax Free Fund	441,201,542	N	12/31/1990
MONEY MARKET MANAGEMENT INC.	1	Prime Fund	41,611,164	N	1/16/1974
MUNICIPAL CASH SERIES	1	Tax Free Fund	386,262,056	N	8/15/1989
MUNICIPAL CASH SERIES II	1	Tax Free Fund	491,653,204	N	1/25/1991
MUNICIPAL OBLIGATIONS FUND	3	Tax Free Fund	4,656,164,695	N	2/8/1993
NEW JERSEY MUNICIPAL CASH TRUST	3	Tax Free Fund	369,182,617	N	12/10/1990
NEW YORK MUNICIPAL CASH TRUST	4	Tax Free Fund	1,489,390,832	N	11/24/1982
NORTH CAROLINA MUNICIPAL CASH TRUST	1	Tax Free Fund	235,221,999	N	12/1/1993
OHIO MUNICIPAL CASH TRUST	3	Tax Free Fund	299,159,683	N	4/22/1991
PENNSYLVANIA MUNICIPAL CASH TRUST	3	Tax Free Fund	455,741,705	N	11/1/1989
PRIME CASH OBLIGATIONS FUND	3	Prime Fund	8,708,488,014	N	2/8/1993
PRIME CASH SERIES	1	Prime Fund	4,236,309,532	N	8/15/1989
PRIME MANAGEMENT OBLIGATIONS FUND	3	Prime Fund	3,323,514,047	N	4/30/2003

APPENDIX A

FEDERATED FUNDS

Fund Name	Number of Share Classes as of 12/31/05	Fund Category	Assets as of 12/31/05	Load	Fund Effective Date
PRIME OBLIGATIONS FUND	3	Prime Fund	21,517,364,649	N	2/11/1989
PRIME VALUE OBLIGATIONS FUND	3	Prime Fund	9,987,511,332	N	2/8/1993
TAX FREE INSTRUMENTS TRUST	2	Tax Free Fund	2,809,785,178	N	12/21/1982
TAX-FREE OBLIGATIONS FUND	2	Tax Free Fund	9,430,529,919	N	12/11/1989
TREASURY CASH SERIES	1	Government Fund	332,586,043	N	2/5/1990
TREASURY CASH SERIES II	1	Government Fund	243,374,969	N	1/25/1991
TREASURY OBLIGATIONS FUND	4	Government Fund	13,804,969,894	N	12/11/1989
TRUST FOR U.S. TREASURY OBLIGATIONS	1	Government Fund	464,008,593	N	11/8/1979
U.S. TREASURY CASH RESERVES	2	Government Fund	2,567,114,740	N	5/14/1991
VIRGINIA MUNICIPAL CASH TRUST	3	Tax Free Fund	583,549,363	N	8/30/1993

Total Money Market Funds			145,289,038,914

MANAGED FUND TOTAL	313		190,357,193,918

Other Managed Assets*			23,066,292,395

TOTAL MANAGED ASSETS			213,423,486,313

Summary:

Total Number of Load Funds: 42

Total Number of No-Load Funds: 94

Total Number of Funds: 136

*	Other Managed Assets include Separate Account and Repo Assets