Form 10-Q
period 2006-03-31
FEDERATED INVESTORS INC /PA/
filed 2006-05-04
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 1, 2006, the Registrant had outstanding 9,000 shares of Class A Common Stock and 106,838,378 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the need to make or the right to receive additional contingent payments pursuant to acquisition agreements; the costs associated with the settlement of past mutual fund trading issues; legal proceedings; future cash needs; accounting for intangible assets, stock-based compensation, loss contingencies and income taxes; market risk to investments and revenue; the impact of increased regulation; and the effect of rising interest rates on money market products and other short-term duration fixed-income products constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the costs associated with the fee reduction component of the settlement of past mutual fund trading issues could be higher or lower, based in part, on the level of assets in the applicable funds. Future cash needs will be impacted by the cost associated with private litigation, insurance costs and the costs to implement regulatory changes. The accounting for intangible assets and stock-based compensation is based upon estimates and will be affected if actual results differ significantly. The costs associated with contingent liabilities and the right to receive contingent payments are based on certain growth targets and will be affected by the achievement of such targets. The accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market and fixed-income funds. Certain of these factors may be impacted by the ongoing threat of terrorism. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Current Assets
Cash and cash equivalents	$257,663	$245,846
Restricted cash equivalents	353	587
Investments	37,963	38,372
Receivables – affiliates	41,371	40,631
Receivables – other, net of reserve of $125 and $117, respectively	5,734	5,173
Accrued revenue – affiliates	922	823
Accrued revenue – other	6,069	5,882
Current deferred tax asset, net	3,189	2,433
Prepaid and other current assets	9,304	6,676

Total current assets	362,568	346,423

Long-Term Assets
Goodwill	308,868	303,194
Intangible assets, net	68,584	66,832
Deferred sales commissions, net of accumulated amortization of $299,495 and $287,836, respectively	146,200	157,562
Property and equipment, net of accumulated depreciation of $30,661 and $30,217, respectively	23,001	22,006
Other long-term assets	556	604

Total long-term assets	547,209	550,198

Total assets	$909,777	$896,621

Current Liabilities
Cash overdraft	$3,442	$2,292
Accrued compensation and benefits	22,029	44,433
Accounts payable and accrued expenses – affiliates	1,987	1,399
Accounts payable and accrued expenses – other	76,478	70,746
Income taxes payable	25,689	1,098
Other current liabilities – affiliates	33,156	33,082
Other current liabilities – other	14,176	13,250

Total current liabilities	176,957	166,300

Long-Term Liabilities
Long-term debt – nonrecourse	147,674	159,784
Long-term deferred tax liability, net	20,191	21,433
Other long-term liabilities – affiliates	48	28
Other long-term liabilities – other	7,156	7,494

Total long-term liabilities	175,069	188,739

Total liabilities	352,026	355,039

Minority interest	594	1,253

Commitments and contingencies (Note (15))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	138,183	134,922
Additional paid-in capital from treasury stock transactions	2,203	768
Retained earnings	986,636	954,710
Treasury stock, at cost, 22,812,210 and 22,471,600 shares Class B common stock, respectively	(570,369)	(550,586)
Accumulated other comprehensive income, net of tax	315	326

Total shareholders’ equity	557,157	540,329

Total liabilities, minority interest, and shareholders’ equity	$909,777	$896,621

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Investment advisory fees, net-affiliates	$141,849	$129,745
Investment advisory fees, net-other	6,206	5,134
Administrative service fees, net-affiliates	34,587	28,108
Administrative service fees, net-other	1,511	1,948
Other service fees, net-affiliates	51,318	33,722
Other service fees, net-other	1,559	1,503
Other, net	1,751	1,785

Total revenue	238,781	201,945

Operating Expenses
Marketing and distribution	69,952	37,357
Compensation and related	49,576	43,213
Professional service fees	7,587	7,774
Office and occupancy	5,526	5,362
Systems and communications	4,756	4,218
Advertising and promotional	3,952	3,173
Travel and related	2,614	2,463
Amortization of deferred sales commissions	13,508	13,599
Amortization of intangible assets	4,227	2,479
Settlement expense	0	50,550
Other	2,912	3,093

Total operating expenses	164,610	173,281

Operating income	74,171	28,664

Nonoperating Income (Expenses)
Interest and dividends	3,077	1,535
Gain on securities, net	137	58
Debt expense – recourse	(65)	(83)
Debt expense – nonrecourse	(2,153)	(4,587)
Other	(1)	(44)

Total nonoperating income (expenses), net	995	(3,121)

Income from continuing operations before minority interest and income taxes	75,166	25,543
Minority interest	1,501	2,449

Income from continuing operations before income taxes	73,665	23,094
Income tax provision	27,580	16,302

Income from continuing operations	46,085	6,792
Discontinued operations, net of tax	2,836	236

Net income	$48,921	$7,028

Earnings per share – Basic
Income from continuing operations	$0.44	$0.06
Income from discontinued operations	0.03	0.00

Net income[1]	$0.46	$0.07

Earnings per share – Diluted
Income from continuing operations	$0.43	$0.06
Income from discontinued operations	0.03	0.00

Net income[1]	$0.45	$0.06

Cash dividends per share	$0.150	$0.125

[1]	Totals may not sum due to rounding

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2006	2005
Operating Activities
Net income	$48,921	$7,028

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	13,508	13,599
Depreciation and other amortization	5,384	4,082
Stock-based compensation expense	2,685	495
Minority interest	1,501	2,449
Gain on disposal of assets	(167)	(99)
Benefit from deferred income taxes	(2,032)	(3,312)
Tax benefit from stock-based compensation	891	97
Excess tax benefits from stock-based compensation	(584)	0
Deferred sales commissions paid	(6,832)	(9,597)
Net sales (purchases) of trading securities	119	(1)
Contingent deferred sales charges received	4,733	5,196
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(1,348)	1,009
(Increase) decrease in other assets	(2,848)	7,221
(Decrease) increase in accounts payable and accrued expenses	(18,801)	16,831
Increase in income taxes payable	24,591	9,338
Increase in other current liabilities	1,322	140
(Decrease) increase in other long-term liabilities	(9)	8,019

Net cash provided by operating activities	71,034	62,495

Investing Activities
Additions to property and equipment	(382)	(1,057)
Net proceeds from disposal of business, equipment and other assets	494	212
Cash paid for business acquisitions	(9,273)	(1,126)
Purchases of securities available for sale	(104)	(204)
Proceeds from redemptions of securities available for sale	1	694
Decrease in restricted cash equivalents	234	0

Net cash used by investing activities	(9,030)	(1,481)

Financing Activities
Distributions to minority interest	(1,404)	(2,329)
Contributions from minority interest	150	0
Dividends paid	(15,999)	(13,349)
Proceeds from shareholders for stock-based compensation	3,388	42
Excess tax benefits from stock-based compensation	584	0
Purchases of treasury stock	(24,468)	(18,419)
Proceeds from new borrowings – nonrecourse	4,992	8,160
Payments on debt – nonrecourse	(17,102)	(17,313)
Other financing activities	(328)	(307)

Net cash used by financing activities	(50,187)	(43,515)

Net increase in cash and cash equivalents	11,817	17,499
Cash and cash equivalents, beginning of period	245,846	256,213

Cash and cash equivalents, end of period	$257,663	$273,712

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain items previously reported have been reclassified to conform to the current year presentation.

(2) Summary of Significant Accounting Policies

For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2005.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing, clearing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons or to meet contractual or regulatory requirements. Federated waived fees of $103.6 million and $82.6 million in the first quarters of 2006 and 2005, respectively, almost all of which was for competitive reasons.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, administrative service fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. By contrast, management determined that in the case of shareholder services Federated acts as an agent; thus Federated records shareholder service fees net of certain third-party payments. Management reached this conclusion based largely on the fact that given the personalized nature of shareholder services, the customer, in this case the shareholder, has a direct relationship with their financial intermediary for the provision of shareholder services. Third-party payments for shareholder services recorded as an offset to revenue for the three-month periods ended March 31, 2006 and 2005 were $55.6 million and $41.0 million, respectively.

In terms of revenue concentration by customer, two customers each accounted for approximately 12% of Federated’s total revenue for the first quarter 2006. The majority of this revenue is dependent upon the level of assets under management in numerous individual fund shareholder accounts.

(b) Stock-Based Compensation

Effective January 1, 2006, Federated adopted the fair-value-recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share – Based Payment” (SFAS 123(R)) using the modified prospective method. Under this method, Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to adoption for which requisite service has not been provided as of January 1, 2006. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123(R). For prior periods, Federated used the fair-value-based method of accounting for stock-based awards under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for all awards granted, modified or settled in 2003 or later. For all employee-related stock option awards granted prior to 2003 with no subsequent modifications, Federated had applied the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense was not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated issues shares for stock-based awards from treasury stock. Federated estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. For restricted stock awards, the fair value of the award is calculated as the difference between the market value of Federated’s Class B common stock on the date of grant and the purchase price paid by the employee. Federated’s awards are generally subject to graded vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line or modified straight-line basis over the requisite service period of the award. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.

For awards granted prior to the adoption of SFAS 123(R) with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the vesting period of the awards, regardless of the employee’s attainment of retirement age. Subsequent to its adoption of SFAS 123(R), for all newly granted awards, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum age requirement for retirement.

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123(R), Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three-month period ended March 31, 2005.

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net income	$7,028
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	302
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards[1], net of related tax effects	1,118

Pro forma net income	$6,212

Earnings per share:
Basic earnings per share	$0.07
Pro forma basic earnings per share	$0.06

Diluted earnings per share	$0.06
Pro forma diluted earnings per share	$0.06

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

(c) Recent Accounting Pronouncements

EITF 04-5 – In June 2005, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 provides guidance for determining whether a general partner controls a limited partnership. The guidance broadly provides that the general partner in a limited partnership is presumed to control that limited partnership. However, that presumption can be overcome if the limited partners have either substantive kick-out rights or substantive participating rights. The effective date for applying the guidance in EITF 04-5 was June 29, 2005 for all new or recently modified limited partnerships and no later than the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Federated is the named general partner for certain sponsored funds organized as limited partnerships. Based on the fact that, whether newly formed or previously existing, the limited partnerships are variable interest entities, and therefore not within the scope of EITF 04-5, the adoption of this EITF did not have a material impact on Federated’s financial position or results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3) Business Combinations and Acquisitions

In the first quarter 2006, assets of an equity mutual fund previously advised by Wayne Hummer Asset Management Company, a direct subsidiary of Wintrust Financial Corporation, totaling approximately $158 million were acquired by a sponsored mutual fund (Wayne Hummer Acquisition). As a result of the transaction, Federated recorded an investment advisory contract intangible asset, which is being amortized on an accelerated basis over a seven-year useful life.

In the first quarter 2006, Federated purchased the non-controlling interest in Passport Research II, Ltd. (Passport II), a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co. (Passport II Acquisition). As a result of the transaction, the partnership was dissolved and the Passport II minority interest is no longer recorded. As part of the transaction, Federated recorded an investment advisory contract intangible asset which is being amortized on an accelerated basis over a nine-year useful life and recognized goodwill.

On December 30, 2005, Federated acquired all outstanding interests in Federated Asset Management GmbH (FAM), the German joint-venture company in which Federated held a 50% interest since 1998. In so doing, Federated obtained financial control of FAM which serves as an administrator of separate accounts and distributor of Federated offshore fund products in Germany and other German-speaking countries in Europe. This transaction was accounted for using the purchase method of accounting and as a result, Federated consolidated the assets and liabilities of FAM in its Consolidated Balance Sheet as of December 31, 2005 based on their fair values.

In the third quarter 2005, assets of three equity mutual funds previously advised by Investors Management Group Ltd., a wholly owned subsidiary of AMCORE Financial, Inc. totaling approximately $142 million were acquired by two sponsored mutual funds. As a result of the transaction, Federated recorded an investment advisory contract intangible asset which is being amortized on an accelerated basis over a seven-year useful life.

During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The upfront cost of this acquisition was $27.1 million, which included $25.0 million in purchase price and $2.1 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five years. The contingent purchase price payments are calculated as (1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and (2) a one-time payment payable if certain net revenue targets are met. The first contingent purchase price payment totaling $10.7 million was recorded as a liability in “Other current liabilities – other” in the Consolidated Balance Sheets at March 31, 2006, and was paid in April 2006. At current asset levels, these additional payments would approximate $65 million over the remaining four-year period. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated began recognizing revenue and expenses related to the acquired assets in the Consolidated Statements of Income as of the acquisition date and allocated the cost of the acquisition to the acquired assets based on their estimated fair values as of the acquisition date. Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over a weighted-average amortization period of nine years. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. Goodwill of $9.3 million, which represents the excess recorded costs of this acquisition over the fair value of the investment advisory contract and noncompete agreement intangible assets, has been recorded as of March 31, 2006 and is deductible for tax purposes.

In the second quarter 2001, Federated completed the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (Kaufmann Acquisition). Federated agreed to pay up to $165.5 million in additional purchase price contingent upon the achievement of specified revenue growth (see Note (15)). In 2005, 2004 and 2002, $33.1 million, $66.2 million and $33.1 million, respectively, of additional purchase price was paid and recorded as goodwill. As of March 31, 2006 and December 31, 2005, “Other current liabilities – affiliates” included a $33.1 million accrual for the final contingent purchase price payment under the terms of the acquisition agreement, which will be paid in the second quarter of 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(4) Discontinued Operations

(a) Sale of Federated’s Clearing Business

In the first quarter 2006, an indirect, wholly owned subsidiary of Federated, signed a definitive agreement to sell certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale, to be completed over a series of closings, began in the first quarter 2006 and is expected to be substantially complete by the end of the second quarter of 2006. The assets included in the sale of the Clearing Business consist primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated is receiving upfront cash consideration on a pro-rata basis as the closings occur, which will range between $7.0 million and $8.1 million in total. In addition, Federated may receive contingent consideration due approximately 2 1/2 years after the initial closing date if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. As of March 31, 2006, less than 10% of the total customers have been converted to MSCS. The proceeds from client transfers net of certain transaction costs incurred through March 31, 2006 did not have a material impact on first quarter 2006 results of operations.

Federated expects to incur $1.0 million in severance expense related to this sale. At March 31, 2006, $0.6 million was accrued in “Accrued compensation and benefits,” $0.3 million of which was recorded in “Discontinued operations, net of tax” during the first quarter 2006. As of March 31, 2006, there have been no payments to reduce this liability.

The Clearing Business’ results of operations have been reflected as discontinued operations for the 2006 and 2005 periods presented in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Revenue	$3,552	$3,500

Pretax income	$1,863	$1,292
Income tax expense	782	558

Income from discontinued Clearing operations, net of tax	$1,081	$734

Also included in “Discontinued operations, net of tax” in the first quarter 2006 is a $1.8 million reversal of a deferred tax asset valuation allowance for the portion of Federated’s capital loss carry forwards that will likely be realized as a result of the capital gain expected on the sale of the Clearing Business.

(b) Sale of InvestLink Technologies, Inc.

On August 25, 2005, Federated sold its interest in InvestLink Technologies, Inc., an indirect, wholly owned subsidiary (InvestLink), to an independent third party. InvestLink’s primary business was to provide software-related solutions for third-party administrators of defined contribution plans. The sale resulted in the disposal of $1.8 million in total InvestLink net assets, which consisted primarily of goodwill ($0.8 million), fixed assets ($0.7 million) and receivables/accrued revenues ($0.3 million). After taking selling costs into consideration, Federated recognized a loss on the sale of InvestLink of $1.7 million, which included tax expense of $0.3 million. This loss on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

InvestLink’s results of operations have also been reflected as discontinued operations in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Revenue	$0	$531

Pretax loss	$0	$(525)
Income tax benefit	0	(183)

Loss from discontinued InvestLink operations, net of tax	$0	$(342)

(c) Sale of Federated’s Transfer Agency Business

For the three months ended March 31, 2005, Federated also reported a $0.2 million loss from the transfer agency business included in “Discontinued operations, net of tax,” related to residual costs of the business which was sold in the second quarter 2004.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended March 31, 2006 and December 31, 2005, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements.

During the first quarter 2006, as a result of a remeasurement event, Federated determined that it was no longer the primary beneficiary of one of the sponsored funds included in Federated’s Consolidated Financial Statements at December 31, 2005. As a result, Federated deconsolidated the assets and liabilities of the sponsored fund from its Consolidated Financial Statements. The deconsolidation was accounted for as a non-cash transaction for purposes of preparing the Consolidated Statement of Cash Flows for the first quarter of 2006 and resulted in a $0.9 million decrease in both total assets and total liabilities for the quarter.

(6) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	March 31, 2006			December 31, 2005
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts[1]	$103,901	$(41,431)	$62,470	$97,923	$(37,821)	$60,102
Noncompete agreements[2]	20,448	(14,341)	6,107	20,448	(13,725)	6,723
Other	12	(5)	7	12	(5)	7

Total identifiable intangible assets[3]	$124,361	$(55,777)	$68,584	$118,383	$(51,551)	$66,832

[1]	Weighted average amortization period of 10.0 years as of March 31, 2006
[2]	Weighted average amortization period of 6.2 years as of March 31, 2006
[3]	Weighted average amortization period of 9.4 years as of March 31, 2006

During the first quarter 2006, Federated recorded $6.0 million of customer relationship intangible assets in connection with the Passport II Acquisition and the Wayne Hummer Acquisition. These assets are being amortized on an accelerated basis over a weighted-average eight-year useful life. See Note (3) for a complete discussion on recent acquisitions.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Amortization expense for identifiable intangible assets for the three-month periods ended March 31, 2006 and March 31, 2005 were $4.2 million and $2.5 million, respectively. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2006	$16,565
2007	$13,899
2008	$11,914
2009	$10,797
2010	$9,856

Goodwill at March 31, 2006 and December 31, 2005 was $308.9 million and $303.2 million, respectively. During the first quarter 2006, Federated recorded goodwill of $2.3 million applicable to the Alliance Acquisition. Also during the first quarter 2006, Federated recorded goodwill of $3.4 million in connection with the Passport II Acquisition. See Note (3) for additional information.

(7) Other Current Liabilities - Other

Federated’s “Other current liabilities – other” at March 31, 2006 and December 31, 2005 included $10.7 million and $8.4 million, respectively, related to the purchase price and direct costs of the Alliance Acquisition. See Note (3) for additional information on this acquisition.

(8) Recourse Debt

Federated’s total capital lease obligation was $0.3 million at both March 31, 2006 and December 31, 2005, and was included in “Other current liabilities – other” and “Other long-term liabilities – other.” The capital lease outstanding at March 31, 2006 carried an interest rate of 6.93% and expires in the fourth quarter 2009. The weighted-average interest rates for capital leases outstanding at March 31, 2006 and December 31, 2005 were 6.93% and 6.83%, respectively.

As of March 31, 2006, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility) or its $50.0 million bank discretionary line of credit.

(9) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Deferred sales commissions on B-shares, net	$143,092	$154,544
Other deferred sales commissions, net	3,108	3,018

Deferred sales commissions, net	$146,200	$157,562

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Nonrecourse debt consisted of the following:

	Weighted- Average Interest Rates		Remaining Amortization Period at March 31, 2006	March 31, 2006	December 31, 2005
(dollars in thousands)	2006[1]	2005[2]
Financings between April 1997 and September 2000	8.36%	8.30%	2.5 years	$19,761	$23,843
Financings between October 2000 and December 2003	5.07%	5.14%	5.8 years	77,503	86,445
Financings between January 2004 and March 2006	5.27%	5.16%	8.0 years	50,410	49,496

Total debt – nonrecourse				$147,674	$159,784

[1]	As of March 31, 2006
[2]	As of December 31, 2005

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

Federated has an agreement with an independent financial institution for funding of the B-share sales commissions through December 2006.

(10) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.15 per share or approximately $16.0 million were paid in the first quarter of 2006 to holders of common shares.

During the three months ended March 31, 2006, Federated repurchased 632,607 shares of its stock, 591,400 shares of which where part of its current share buyback program. As of March 31, 2006, Federated can repurchase 4.2 million additional shares under the current board-approved program. The remaining 41,207 shares were repurchased in connection with an employee separation in the first quarter 2006, and were not counted against the board-approved share-buyback program.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of March 31, 2006, Federated had the ability to make additional stock repurchase and dividend payments of more than $117 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan, which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of March 31, 2006, a total of 78,554 shares had been purchased by employees in this plan since the plan’s inception.

(11) Stock-Based Compensation

Federated’s long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders in April 2002 and April 2006. Stock-based awards are granted to reward Federated’s employees and independent directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan’s inception, a total of 20.3 million shares of Class B

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

common stock have been authorized for granting stock-based awards in the form of restricted stock, stock options or other stock-based awards. As of March 31, 2006, 1.7 million shares are available under the Plan. On January 26, 2006, the board of directors, subject to approval by the Class A shareholder, amended the Plan to increase the number of shares awardable under the Plan by 3.3 million shares of Class B common stock. The Class A shareholder approved this amendment on April 27, 2006.

Federated’s net income for the quarter ended March 31, 2006 included $2.7 million of compensation costs and $0.9 million of income tax benefits related to stock-based awards. Federated’s net income for the quarter ended March 31, 2005 included $0.5 million of compensation costs and $0.2 million of income tax benefits related to stock-based awards. At March 31, 2006, there was approximately $41.5 million of total unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted-average period of 5.5 years.

For the first quarter 2006, Federated recorded $1.3 million and $0.8 million of stock-based compensation expense in “Income from continuing operations before income taxes” and “Net income,” respectively, related to Federated’s adoption of SFAS 123(R). This reduced both basic and diluted earnings per share by $0.01 for the three-month period ended March 31, 2006.

(a) Restricted Stock

Federated’s restricted stock awards represent shares of Federated Class B common stock which may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules which vary in length from three to ten years. For an award with a ten-year vesting period, the restrictions typically lapse on the fifth- and tenth- year anniversaries of the grant date for the vested portion of the award. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During the period of restriction, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the quarter ended March 31, 2006

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	1,009,343	$26.71
Granted[1]	171,596	$38.66
Vested[2]	(74,242)	$29.25
Forfeited	(35,207)	$22.32

Non-vested at March 31, 2006	1,071,490	$28.59

[1]	During the first quarter 2006, Federated awarded 171,596 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date, was issued out of treasury and will vest over a three-year period.
[2]	The total fair value of restricted stock vested during the quarter ended March 31, 2006 was $2.9 million. No restricted stock vested during the quarter ended March 31, 2005.

During the first quarter 2006, Federated repurchased 6,000 vested shares of restricted stock in connection with an employee separation. The settlement price paid per share equaled the market price of Federated Class B common stock on the settlement date. As a result of the settlement, Federated recognized the $0.2 million cash payment as a cost of treasury stock purchased during the quarter.

Federated awarded 171,596 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $38.66 to employees during the quarter ended March 31, 2006, and awarded 212,796 shares of restricted Class B common stock with a weighted-average grant-date fair value of $29.25 during the quarter ended March 31, 2005.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(b) Stock Options

The outstanding stock options were granted with exercise prices that equaled or exceeded the market price of Federated’s Class B common stock on the grant date. The options generally have graded vesting schedules that vary in length from three to ten years and in certain cases, may become fully vested on an accelerated basis as a result of meeting specific performance criteria. The stated exercise period is typically a one-year period following the date on which the entire award becomes fully vested. Each vested option may be exercised for the purchase of one share of Class B common stock at the exercise price. In some cases, Federated awarded stock options with no requisite service requirement. These options, which were fully vested on the date of grant, were immediately exercisable and expire no later than ten years after the grant date.

The following table summarizes the status of and changes in Federated’s stock option program during the quarter ended March 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	7,748,111	$20.36	4.4	$144.8
Granted	0	$0
Exercised[1]	(120,401)	$28.14
Forfeited	(112,000)	$31.37

Outstanding at March 31, 2006	7,515,710	$20.07	4.1	$142.7

Vested at March 31, 2006	3,265,934	$17.63	3.9	$70.0

Exercisable at March 31, 2006	963,460	$22.08	4.9	$16.4

[1]	The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $1.2 million and $0.3 million, respectively.

Federated did not grant any stock options during the first quarter of 2006 or 2005.

During the first quarter 2006 in connection with an employee separation, Federated settled 20,000 vested stock options. The settlement price paid per option equaled the estimated fair value of the option award measured using the Black-Scholes option-pricing model as of the settlement date. Federated recognized this cash settlement as the repurchase of an outstanding equity award and recorded the $0.2 million as a reduction to “Common stock - Class B” on the Consolidated Balance Sheets.

(12) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following:

	Three Months Ended March 31,
	2006	2005
Expected statutory rate	35.0%	35.0%
Increase:
State income taxes, net of Federal benefit	2.1	4.9
Non-deductible portion of Settlement expense	0	30.3
Other	0.3	0.4

Total	37.4%	70.6%

As previously mentioned, during the first quarter 2006, Federated reversed a valuation allowance equal to $1.8 million for the portion of the capital loss carry forwards that will likely be realized as a result of the capital gain expected on the sale of the Clearing Business. The reversal was included in “Discontinued operations, net of tax” in the first quarter 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Numerator
Income from continuing operations	$46,085	$6,792
Income from discontinued operations	2,836	236

Net income	$48,921	$7,028

Denominator
Basic weighted-average shares outstanding	105,639	106,326
Dilutive potential shares from stock-based compensation	2,486	1,996

Diluted weighted-average shares outstanding	108,125	108,322

Earnings per share – Basic
Income from continuing operations	$0.44	$0.06
Income from discontinued operations	0.03	0.00

Net income[1]	$0.46	$0.07

Earnings per share – Diluted
Income from continuing operations	$0.43	$0.06
Income from discontinued operations	0.03	0.00

Net income[1]	$0.45	$0.06

[1]	Totals may not sum due to rounding

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarter ended March 31, 2006, options to purchase 0.7 million shares of common stock, at a weighted-average exercise price per share of $33.74 were outstanding but not included in the computation of diluted earnings per share for the quarter because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the options in the assumed proceeds. For the quarter ended March 31, 2005, options to purchase 2.1 million shares of common stock, at a weighted-average exercise price per share of $31.92, were outstanding but not included in the computation of diluted earnings per share for the quarter due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $48.9 million and $6.9 million for the three-month periods ended March 31, 2006 and 2005, respectively.

(15) Commitments and Contingencies

(a) Contractual

Pursuant to various acquisition agreements, Federated is required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. Pursuant to the purchase agreement for the Kaufmann Acquisition, Federated will make a final $33.1 million contingent purchase price payment (all of which was accrued at December 31, 2005) and will pay $6.7 million as contingent incentive compensation ($6.4 million of which is accrued at March 31, 2006) in the second quarter 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first contingent purchase price payment of $10.7 million was paid in April 2006, all of which was accrued in “Other current liabilities-other” at March 31, 2006.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through the fourth quarter 2008.

(b) Guarantees and Indemnifications

In connection with the sale of InvestLink (see Note (4)(b)), the real estate lease for office space was assigned to the purchaser of InvestLink. As of March 31, 2006, Federated was the named guarantor for this lease agreement. Pursuant to the guarantee agreement, the term of which expires December 31, 2008, Federated would be required to make the scheduled lease-related payments to the landlord in the event the lessee defaults on the payment. As of March 31, 2006, the maximum potential amount of future lease-related payments is $0.8 million. Management believes that the likelihood of making any payment under this guarantee is remote. Management estimated the fair value of the guarantee at inception by performing a probability-weighted future cash flow analysis which gave due regard to the remote likelihood that the lessee will default on the lease-related payments. Based on this analysis, management did not recognize a liability for the guarantee either at the inception of the guarantee or at March 31, 2006.

On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated’s right to challenge the other party’s claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial position or results of operations.

(c) Settlements of Past Mutual Fund Trading Issues

During the fourth quarter 2005, Federated announced that it had entered into settlement agreements with the Securities and Exchange Commission and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the quarter ended March 31, 2006, these fee reductions approximated $1.0 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(16) Subsequent Events

On April 27, 2006, the board of directors declared a dividend of $0.18 per share to be paid on May 15, 2006, to shareholders of record as of May 8, 2006.

On April 27, 2006, the Class A shareholder voted to approve the amendment to the Stock Incentive Plan.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management’s discussion and analysis of financial condition and results of operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $217.5 billion in managed assets as of March 31, 2006. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separately managed accounts and other sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution and shareholder service fees from sponsored products to the financial intermediaries that sell and service these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income either as reductions to revenue as in the case of certain shareholder service fee payments or as an expense as in the case of certain distribution fee payments.

Federated’s remaining Other Services fees are based on fixed rates per retirement plan participant. Revenue relating to these services will vary with changes in the number of plan participants which are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include marketing and distribution costs and compensation and related costs, which represent fixed and variable compensation and related employee benefits.

Business Developments

In the first quarter 2006, assets of an equity mutual fund previously advised by Wayne Hummer Asset Management Company, a direct subsidiary of Wintrust Financial Corporation, totaling approximately $158 million were acquired by a sponsored mutual fund (Wayne Hummer Acquisition). As a result of the transaction, Federated recorded an investment advisory contract intangible asset, which is being amortized on an accelerated basis over a seven-year useful life.

In the first quarter 2006, assets of an equity mutual fund previously advised by Mason Street Advisors, LLC, a wholly owned company of Northwestern Mutual, totaling approximately $218 million were acquired by a sponsored mutual fund.

In the first quarter 2006, Federated purchased a non-controlling interest in Passport Research II, Ltd. (Passport II), a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co. (Passport II Acquisition). As a result of the transaction, the partnership was dissolved and the Passport II minority interest is no longer recorded. As part of the transaction, Federated recorded an investment advisory contract intangible asset which is being amortized on an accelerated basis over a nine-year useful life and recognized goodwill.

In the first quarter 2006, an indirect, wholly owned subsidiary of Federated, signed a definitive agreement to sell certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

companies and 401(k) providers. The sale, to be completed over a series of closings, began in the first quarter 2006 and is expected to be substantially complete by the end of the second quarter of 2006. The assets included in the sale of the Clearing Business consist primarily of customer relationships, customer contracts and intellectual property which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated is receiving upfront cash consideration on a pro-rata basis as the closings occur, which will range between $7.0 million and $8.1 million in total. In addition, Federated may receive contingent consideration due approximately 2 1/2 years after the initial closing date if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2006	2005
By Asset Class
Money market	$163,604	$125,747	30%
Equity	31,552	28,345	11%
Fixed-income	22,342	24,879	(10)%

Total managed assets	$217,498	$178,971	22%

By Product Type
Mutual Funds:
Money market	$145,978	$109,895	33%
Equity	27,567	25,279	9%
Fixed-income	18,579	20,596	(10)%

Total mutual fund assets	$192,124	$155,770	23%

Separate Accounts:
Money market	$17,626	$15,852	11%
Equity	3,985	3,066	30%
Fixed-income	3,763	4,283	(12)%

Total separate account assets	$25,374	$23,201	9%

Total managed assets	$217,498	$178,971	22%

Average Managed Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2006	2005
By Asset Class
Money market	$164,061	$125,385	31%
Equity	30,696	28,558	7%
Fixed-income	22,743	25,463	(11)%

Total average managed assets	$217,500	$179,406	21%

By Product Type
Mutual Funds:
Money market	$146,096	$109,334	34%
Equity	26,779	25,521	5%
Fixed-income	18,874	21,013	(10)%

Total average mutual fund assets	$191,749	$155,868	23%

Separate Accounts:
Money market	$17,965	$16,051	12%
Equity	3,917	3,037	29%
Fixed-income	3,869	4,450	(13)%

Total average separate account assets	$25,751	$23,538	9%

Total average managed assets	$217,500	$179,406	21%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2006	2005
Period-end assets	$18,555	$18,169	2%
Average assets	18,494	19,365	(4)%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2006	2005
Equity Funds
Beginning assets	$26,031	$25,951

Sales	1,517	1,379
Redemptions	(1,922)	(1,526)

Net redemptions	(405)	(147)
Net exchanges	20	23
Acquisition related	376	0
Other[1]	1,545	(548)

Ending assets	$27,567	$25,279

Fixed-Income Funds
Beginning assets	$19,037	$21,137

Sales	1,297	1,485
Redemptions	(1,737)	(1,988)

Net redemptions	(440)	(503)
Net exchanges	(28)	(33)
Acquisition related	0	0
Other[1]	10	(5)

Ending assets	$18,579	$20,596

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2006	2005	2006	2005
Money market assets	75%	70%	47%	38%
Equity assets	14%	16%	38%	41%
Fixed-income assets	11%	14%	14%	19%
Other activities	—	—	1%	2%

March 31, 2006 period-end managed assets increased 22% over period-end managed assets at March 31, 2005 driven by increases in money market assets and equity assets partially offset by declines in fixed-income assets. Average managed assets for the three-month period ended March 31, 2006 increased 21% over average managed assets for the same period in 2005. Period-end and average money market assets increased 30% and 31%, respectively, for the three-month period ended March 31, 2006 compared to the same period in 2005 principally due to the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) (see Note (3) to the Consolidated Financial Statements) and organic

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

growth. Period-end equity assets increased 11% primarily as a result of increases in net asset values partially offset by net redemptions. Average equity assets grew 7% during the three-month period ended March 31, 2006 as compared to the same period in 2005 due primarily to increases in net asset values in 2006. Period-end and average fixed-income assets for the three-month period ended March 31, 2006 declined 10% and 11%, respectively, as compared to the same period in 2005 primarily from net redemptions throughout 2005 and into the first quarter of 2006.

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at March 31, 2006 attributable to such markets are as follows: wealth management and trust (50%), broker/dealer (38%), global institutional (9%) and other (3%).

Results of Operations

Revenue. Revenue for the three-month periods ended March 31 is set forth in the following table:

	Three Months Ended March 31,
(in millions)	2006	2005	Change	Percent Change
Revenue from managed assets	$235.6	$198.4	$37.2	19%
Revenue from sources other than managed assets	3.2	3.5	(0.3)	(9)%

Total Revenue	$238.8	$201.9	$36.9	18%

Revenue from managed assets increased $37.2 million for the three-month period ended March 31, 2006 as compared to the same period in 2005 due to a $27.2 million revenue increase generated from money market assets acquired in connection with the Alliance Acquisition, a $9.2 million revenue increase from higher average money market assets (excluding the assets from the Alliance Acquisition), a $7.9 million increase from higher average equity assets under management partially offset by a $4.7 million decline related to an 11% decrease in fixed-income average managed assets and a decrease of $1.0 million from advisory fee reductions implemented January 1, 2006.

Operating Expenses. Operating expenses for the three-month periods ended March 31 are set forth in the following table:

	Three Months Ended March 31,
(in millions)	2006	2005	Change	Percent Change
Marketing and distribution	$70.0	$37.4	$32.6	87%
Compensation and related	49.6	43.2	6.4	15%
Amortization of deferred sales commissions	13.5	13.6	(0.1)	(1)%
Amortization of intangible assets	4.2	2.5	1.7	68%
Settlement expense	0.0	50.6	(50.6)	(100)%
All other	27.3	26.0	1.3	5%

Total Operating Expenses	$164.6	$173.3	$(8.7)	(5)%

Effective January 1, 2006, Federated adopted the fair-value-recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. Under SFAS 123(R), Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to adoption for which requisite service has not been provided as of January 1, 2006. During the three-month period ended March 31, 2006, Federated recognized $1.3 million of additional stock-based compensation expense as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) impacted diluted earnings per share (EPS) for the first quarter of 2006 by $0.01. The impact of the adoption of SFAS 123(R) on diluted EPS is expected to be less than $0.01 in each of the remaining quarters of 2006.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Prior to its adoption of SFAS 123(R), Federated used the fair-value-based method of accounting for stock-based awards under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for all awards granted, modified or settled in 2003 or later. For all employee-related stock option awards granted prior to 2003 with no subsequent modifications, Federated applied the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense was not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123(R).

As of March 31, 2006 total compensation expense related to unvested awards not yet recognized in the Statements of Income was approximately $41.5 million which will be recognized over a weighted-average period of 5.5 years.

Total operating expenses for the three-month period ended March 31, 2006 decreased $8.7 million compared to the same period in 2005. Marketing and distribution expense for the three-month period ended March 31, 2006 increased $32.6 million primarily due to expenses of $22.0 million associated with the increase in assets under management from the Alliance Acquisition, a $6.6 million increase from higher average money market assets (excluding the assets from the Alliance Acquisition) and a $1.7 million increase from higher average equity assets. Compensation and related expense increased $6.4 million as a result of 1) increased severance expense of $1.9 million, 2) increased stock-based compensation expense from the adoption of SFAS 123(R) of $1.3 million, 3) a $1.1 million increase in bonus expense due primarily to a reversal of an accrual in the first quarter of 2005 and 4) a $0.9 million increase in stock-based compensation (excluding the increase from the adoption of SFAS 123(R)) primarily as a result of the 2005 and 2006 restricted stock bonus programs. The $1.7 million increase in amortization of intangible assets in the three-month period ended March 31, 2006 as compared to the same period in 2005 arose mainly from additional amortization expense associated with the Alliance Acquisition. “Settlement expense” decreased by $50.6 million primarily as a result of settling with the Securities and Exchange Commission and New York State Attorney General in the fourth quarter of 2005. All other expenses increased $1.3 million for the three-month period ended March 31, 2006 as compared to the same period in 2005 principally as a result of a $1.0 million increase in outsourced retirement plan services expense with little offsetting savings during the first quarter 2006 transition period which will continue into the second quarter of 2006.

Nonoperating Income (Expenses). Nonoperating income (expenses), net, increased $4.1 million for the three-month period ended March 31, 2006 as compared to the same period in 2005 primarily due to a $2.4 million decrease in “Debt expense – nonrecourse” attributable to a lower amount of average nonrecourse debt outstanding along with an increase in “Interest and dividends” of $1.5 million primarily as a result of higher yields earned on investments due to rising interest rates.

Income Taxes on Continuing Operations. The income tax provision for continuing operations for the three-month period ended March 31, 2006 increased $11.3 million compared to the same period in 2005. The increase in the income tax provision for the three-month period ended March 31, 2006 was primarily due to the $17.7 million federal tax effect of higher income from continuing operations before taxes partially offset by $7.0 million federal tax effect of the non-deductible portion of “Settlement expense” accrued in the first quarter 2005. The effective tax rate was 37.4% for the three-month period ended March 31, 2006 and 70.6% for the same period in 2005. The decrease in the effective tax rate for the three-month period in 2006 as compared to the same period in 2005 is primarily due to the decrease in the non-deductible portion of “Settlement expense.”

Income from Continuing Operations. Income from continuing operations increased $39.3 million for the three-month period ended March 31, 2006 as compared to the same period in 2005 primarily as a result of the changes in revenues and expenses noted above. For the three-month period ended March 31, 2006 diluted earnings per share for income from continuing operations increased $0.37 per diluted share, primarily from the impact of increased income from continuing operations.

Discontinued Operations. Discontinued operations, net of tax, of $2.8 million for first quarter 2006 primarily reflects net income related to the Clearing Business of $1.1 million and the $1.8 million reversal of a deferred tax asset valuation allowance

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

for the portion of Federated’s capital loss carryforwards that will likely be realized as a result of the capital gain expected to be realized in 2006 on the sale of the Clearing Business. Discontinued operations, net of tax, of $0.2 million for first quarter 2005 reflects net income of the Clearing Business of $0.7 million, partially offset by net losses related to businesses disposed of in 2005 and 2004 (see Note (4) to the Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2006, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $342.7 million as compared to $330.0 million at December 31, 2005. The balance at March 31, 2006 was higher than the balance at the end of 2005 as a result of $71.0 million of net cash generated by operations partially offset by $50.2 million of net cash used by financing activities and $9.0 million of net cash used by investing activities during 2006. Federated also had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its credit facility as of March 31, 2006 (see Note (8) and Note (9) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $71.0 million for the three-months ended March 31, 2006 as compared to $62.5 million for the same period in 2005. This increase was due primarily to lower payments for deferred sales commissions and an increase in non-cash expenses.

Deferred sales commissions paid decreased by $2.8 million due to lower B-share sales.

Stock-based compensation expense increased primarily due to additional expense of $1.3 million recognized in the first quarter of 2006 as a result of the adoption of SFAS 123(R) and an increase of $0.9 million resulting from the 2005 and 2006 bonus restricted stock programs awarded in March of each year.

Depreciation and other amortization increased by $1.3 million primarily due to intangible assets recorded as a result of the Alliance Acquisition in 2005.

Investing Activities. In the three-month period ended March 31, 2006, Federated used $9.0 million for investing activities. Of this amount, Federated paid $9.3 million for business acquisitions.

Financing Activities. During the three-month period ended March 31, 2006, Federated used $50.2 million for financing activities. Of this amount, Federated used $24.5 million to repurchase 0.7 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of March 31, 2006, Federated can repurchase an additional 4.2 million shares through its authorized program through December 31, 2006.

Federated paid $16.0 million or $0.15 per share in dividends to holders of its common stock during the three-month period ended March 31, 2006. On April 27, 2006, Federated’s board of directors declared a dividend of $0.18 per share, for shareholders of record on May 8, 2006, that is payable on May 15, 2006.

Stock repurchases and dividend payments are subject to restrictions under the Second Amended and Restated Credit Agreement, as amended. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. After considering earnings through March 31, 2006, given current debt covenants, Federated has the ability to make additional stock repurchase or dividend payments of more than $117 million.

Financial Position

“Income taxes payable,” at March 31, 2006 increased $24.6 million from December 31, 2005 due primarily to the accrual of the first quarter tax payment that was required to be paid in April 2006. “Income taxes payable” at December 31, 2005 did not include an accrual for the fourth quarter estimated tax payment as it was paid in December 2005 as required.

“Accrued compensation and benefits” at March 31, 2006 decreased $22.4 million from December 31, 2005 primarily due to the payment of accrued incentive compensation during the first quarter 2006.

During the first quarter 2006, as a result of a remeasurement event, Federated determined that it was no longer the primary beneficiary of one of the sponsored funds included in Federated’s Consolidated Financial Statements at December 31, 2005. As

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

a result, Federated deconsolidated the assets and liabilities of the sponsored fund from its Consolidated Financial Statements. The deconsolidation was accounted for as a non-cash transaction for purposes of preparing the Consolidated Statement of Cash Flows for the first quarter of 2006 and resulted in a $0.9 million decrease in both total assets and total liabilities for the quarter.

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various acquisition agreements, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. In addition to the upfront purchase price paid at the date of the acquisition, Federated agreed to pay up to $165.5 million in additional purchase price contingent upon the achievement of specified revenue growth. To date, Federated has paid $132.4 million in contingent payments. As of March 31, 2006, a $33.1 million contingent payment has been accrued in “Other current liabilities – affiliates” and will be paid in the second quarter of 2006. This represents the final contingent purchase price payment under the terms of the acquisition agreement.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first contingent purchase price payment of $10.7 million was accrued in “Other current liabilities – other” at March 31, 2006 and was paid in April 2006.

In addition, pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through the fourth quarter 2008.

Settlements of Past Mutual Fund Trading Issues. During the fourth quarter 2005, Federated announced that it had entered into settlement agreements with the Securities and Exchange Commission and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the quarter ended March 31, 2006, these fee reductions approximated $1.0 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include paying incentive and base compensation, advancing sales commissions, funding marketing and promotion expenditures, repurchasing company stock, paying shareholder dividends, funding business acquisitions, funding property and equipment acquisitions, including computer-related equipment, and seeding new products. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. Management believes that Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Recent Accounting Pronouncements

EITF 04-5 – In June 2005, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 provides guidance for determining whether a general partner controls a limited partnership. The guidance broadly provides that the general partner in a limited partnership is presumed to control that limited partnership. However, that presumption can be overcome if the limited partners have either substantive kick-out rights or substantive participating rights. The effective date for applying the guidance in EITF 04-5 was June 29, 2005 for all new or recently modified limited partnerships and no later than the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Federated is the named general partner for certain sponsored funds organized as limited partnerships. Based on the fact that, whether newly formed or previously existing, the limited partnerships are variable interest entities, and therefore not within the scope of EITF 04-5, the adoption of this EITF did not have a material impact on Federated’s financial position or results of operations.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005, management believes that its policies regarding accounting for intangible assets, income taxes, stock-based compensation and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Approximately 49% of the carrying value of Federated’s customer-related intangible assets as of March 31, 2006 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 75% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate in the current year.

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of March 31, 2006, Federated had not recorded a valuation allowance on the $6.0 million deferred tax asset relating to Federated’s CDO other-than-temporary impairment losses (unrecognized for tax purposes). Federated considered the following facts in connection with its evaluation of the realizability of the $6.0 million deferred tax asset: (1) the actual amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated; (2) the carry-forward period for capital losses is five years; and (3) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize these losses in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.0 million for these deferred tax assets.

Accounting for Stock-Based Compensation. The adoption of SFAS 123(R) in the first quarter of 2006 requires that stock-based compensation expense associated with stock-based awards be recognized in the Consolidated Statements of Income based on the grant-date fair value of the award. Determining the amount of stock-based compensation expense to be recorded requires management to develop estimates to be used in calculating the grant-date fair value of stock options including assumptions regarding dividend yields, expected volatility, risk-free interest rates and the expected life of the award.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Differences between actual and estimated forfeitures and adjustments in forfeiture rates could have a material impact on Federated’s results of operations or financial position.

Accounting for Loss Contingencies. In accordance with SFAS 5, “Accounting for Contingencies,” Federated accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Federated’s results of operations, financial position or cash flows.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. At March 31, 2006, Federated was exposed to price risk with regard to its $7.3 million investment in sponsored fluctuating-value mutual funds. Price risk is the risk that the fair value of the investment will decline and ultimately result in the recognition of a loss for Federated. At March 31, 2006, Federated also held certain investments for trading purposes, which exposed it to price risk, including a $0.3 million investment in the common stock of large-cap companies and three S&P 500-indexed derivative financial instruments with a combined notional value of $5.4 million.

At March 31, 2006, Federated was exposed to interest-rate and credit risk as a result of its $30.4 million investment in short-term debt and asset-backed securities held by certain sponsored funds consolidated by Federated. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. Approximately $25.0 million of these securities represented the portfolio investments of a consolidated enhanced cash product and the remaining $5.4 million primarily represented investment-grade securities held as portfolio investments of certain consolidated fixed-income products. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on Federated’s financial condition or results of operations.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 47% of Federated’s revenue in the first quarter 2006 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in 2004 and are expected to continue to increase. In a rising rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

For further discussion of managed assets and factors that impact Federated’s revenue, see the sections entitled “General,” “Asset Highlights” and “Contractual Obligations and Contingent Liabilities” herein as well as the sections entitled “Regulatory Matters” and “Risk Factors” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (15)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2006. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (10)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	230,700	$37.31	230,700	4,606,500
February	188,200	38.85	188,200	4,418,300
March[2]	213,707	32.61	172,500	4,245,800

Total	632,607	$36.18	591,400	4,245,800

[1]	Federated’s current share repurchase program was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006. No other plans exist as of March 31, 2006.
[2]	41,207 shares purchased in March represent shares of restricted stock repurchased due to employee separation.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No matters have been submitted to a vote of Security holders during the period covered by this report.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – Asset Purchase Agreement dated as of February 15, 2006 by and between Matrix Settlement & Clearing Services, LLC and Edgewood Services, Inc. (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date May 4, 2006	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date May 4, 2006	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer