Form 10-Q
period 2006-06-30
FEDERATED INVESTORS INC /PA/
filed 2006-08-03
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 31, 2006, the Registrant had outstanding 9,000 shares of Class A Common Stock and 105,329,014 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the need to make or the right to receive additional contingent payments pursuant to acquisition and employment agreements; the costs associated with the settlement of past mutual fund trading issues; legal proceedings; future cash needs; accounting for intangible assets, stock-based compensation, loss contingencies and income taxes; market risk to investments and revenue; the impact of increased regulation; and the effect of rising interest rates on money market products and other short-term duration fixed-income products constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the costs associated with the fee reduction component of the settlement of past mutual fund trading issues could be higher or lower, based in part, on the level of assets in the applicable funds. Future cash needs will be impacted by the cost associated with private litigation, insurance costs, the terms of any new credit facility and the costs to implement regulatory changes. The accounting for intangible assets and stock-based compensation is based upon estimates and will be affected if actual results differ significantly. The costs associated with contingent liabilities and the right to receive contingent payments are based on certain growth targets and will be affected by the achievement of such targets. The accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management and the impact of rising interest rates on money market and fixed-income funds. Certain of these factors may be impacted by the ongoing threat of terrorism. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) (unaudited)	June 30, 2006	December 31, 2005
Current Assets
Cash and cash equivalents	$148,980	$245,846
Restricted cash equivalents	208	587
Investments	42,199	38,372
Receivables – affiliates	19,811	40,631
Receivables – other, net of reserve of $303 and $117, respectively	5,402	5,173
Accrued revenue – affiliates	4,580	823
Accrued revenue – other	5,464	5,882
Current deferred tax asset, net	2,060	2,433
Prepaid and other current assets	13,658	6,676

Total current assets	242,362	346,423

Long-Term Assets
Goodwill	312,135	303,194
Intangible assets, net	64,314	66,832
Deferred sales commissions, net of accumulated amortization of $310,913 and $287,836, respectively	133,848	157,562
Property and equipment, net of accumulated depreciation of $31,572 and $30,217, respectively	22,294	22,006
Other long-term assets	1,402	604

Total long-term assets	533,993	550,198

Total assets	$776,355	$896,621

Current Liabilities
Cash overdraft	$321	$2,292
Accrued compensation and benefits	23,507	44,433
Accounts payable and accrued expenses – affiliates	2,644	1,399
Accounts payable and accrued expenses – other	48,060	70,746
Income taxes payable	1,371	1,098
Other current liabilities – affiliates	97	33,082
Other current liabilities – other	21,175	13,250

Total current liabilities	97,175	166,300

Long-Term Liabilities
Long-term debt – nonrecourse	135,299	159,784
Long-term deferred tax liability, net	21,827	21,433
Other long-term liabilities – affiliates	219	28
Other long-term liabilities – other	6,752	7,494

Total long-term liabilities	164,097	188,739

Total liabilities	261,272	355,039

Minority interest	199	1,253

Commitments and contingencies (Note (15))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	141,175	134,922
Additional paid-in capital from treasury stock transactions	0	768
Retained earnings	1,013,448	954,710
Treasury stock, at cost, 24,638,226 and 22,471,600 shares Class B common stock, respectively	(640,231)	(550,586)
Accumulated other comprehensive income, net of tax	303	326

Total shareholders’ equity	514,884	540,329

Total liabilities, minority interest, and shareholders’ equity	$776,355	$896,621

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Investment advisory fees, net-affiliates	$140,278	$133,598	$282,127	$263,342
Investment advisory fees, net-other	6,209	5,292	12,414	10,426
Administrative service fees, net-affiliates	34,561	31,076	69,149	59,184
Administrative service fees, net-other	1,521	1,650	3,032	3,597
Other service fees, net-affiliates	50,632	42,417	101,950	76,139
Other service fees, net-other	1,467	1,518	3,026	3,021
Other, net	1,738	2,181	3,490	3,968

Total revenue	236,406	217,732	475,188	419,677

Operating Expenses
Marketing and distribution	70,313	51,364	140,265	88,721
Compensation and related	44,780	42,857	94,356	86,071
Professional service fees	8,422	7,487	16,009	15,260
Office and occupancy	4,976	5,300	10,502	10,663
Systems and communications	4,952	5,322	9,709	9,539
Advertising and promotional	3,794	4,337	7,746	7,510
Travel and related	3,346	3,151	5,960	5,614
Amortization of deferred sales commissions	13,018	12,940	26,526	26,539
Amortization of intangible assets	4,220	3,525	8,446	6,004
Settlement expense	0	5,000	0	55,550
Other	3,015	2,723	5,927	5,816

Total operating expenses	160,836	144,006	325,446	317,287

Operating income	75,570	73,726	149,742	102,390

Nonoperating Income (Expenses)
Interest and dividends	3,035	1,809	6,111	3,344
Gain on securities, net	39	2	176	60
Debt expense – recourse	(65)	(91)	(130)	(174)
Debt expense – nonrecourse	(2,019)	(4,444)	(4,171)	(9,031)
Other	(1)	(8)	(2)	(52)

Total nonoperating income (expenses), net	989	(2,732)	1,984	(5,853)

Income from continuing operations before minority interest and income taxes	76,559	70,994	151,726	96,537
Minority interest	1,333	2,478	2,834	4,927

Income from continuing operations before income taxes	75,226	68,516	148,892	91,610
Income tax provision	28,570	30,516	56,151	46,819

Income from continuing operations	46,656	38,000	92,741	44,791
Discontinued operations, net of tax	3,265	(239)	6,101	(2)

Net income	$49,921	$37,761	$98,842	$44,789

Earnings per share – Basic
Income from continuing operations	$0.44	$0.36	$0.88	$0.42
Income (loss) from discontinued operations	0.03	(0.00)	0.06	(0.00)

Net income[1]	$0.48	$0.36	$0.94	$0.42

Earnings per share – Diluted
Income from continuing operations	$0.44	$0.35	$0.86	$0.41
Income (loss) from discontinued operations	0.03	(0.00)	0.06	(0.00)

Net income	$0.47	$0.35	$0.92	$0.41

Cash dividends per share	$0.180	$0.150	$0.330	$0.275

[1]	Totals may not sum due to rounding

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands) (unaudited) Six Months Ended June 30,	2006	2005
Operating Activities
Net income	$98,842	$44,789

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	26,526	26,539
Depreciation and other amortization	10,741	9,156
Stock-based compensation expense	4,953	1,490
Minority interest	2,834	4,927
Gain on disposal of assets	(5,973)	(383)
Provision for deferred income taxes	738	2,556
Tax benefit from stock-based compensation	1,653	910
Excess tax benefits from stock-based compensation	(1,339)	0
Deferred sales commissions paid	(13,866)	(18,021)
Net purchases of trading securities	(4,962)	(1)
Contingent deferred sales charges received	8,876	10,604
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	19,896	(7,924)
Increase in other assets	(10,113)	(6,589)
(Decrease) increase in accounts payable and accrued expenses	(42,759)	49,626
Increase (decrease) in income taxes payable	273	(1,319)
Increase in other current liabilities	2,578	3,593
Increase (decrease) in other long-term liabilities	48	(4,014)

Net cash provided by operating activities	98,946	115,939

Investing Activities
Additions to property and equipment	(3,018)	(1,781)
Net proceeds from disposal of business, equipment and other assets	6,391	1,418
Cash paid for business acquisitions	(53,565)	(58,956)
Purchases of securities available for sale	(408)	(208)
Proceeds from redemptions of securities available for sale	713	695
Decrease in restricted cash equivalents	379	0

Net cash used by investing activities	(49,508)	(58,832)

Financing Activities
Distributions to minority interest	(3,215)	(5,175)
Contributions from minority interest	150	0
Dividends paid	(35,219)	(29,328)
Proceeds from shareholders for stock-based compensation	5,253	315
Excess tax benefits from stock-based compensation	1,339	0
Purchases of treasury stock	(91,918)	(21,264)
Proceeds from new borrowings – nonrecourse	10,813	15,522
Payments on debt – nonrecourse	(33,098)	(34,243)
Other financing activities	(409)	(566)

Net cash used by financing activities	(146,304)	(74,739)

Net decrease in cash and cash equivalents	(96,866)	(17,632)
Cash and cash equivalents, beginning of period	245,846	256,213

Cash and cash equivalents, end of period	$148,980	$238,581

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The interim consolidated financial statements of Federated Investors, Inc. and its subsidiaries (Federated) included herein have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from such estimates, and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain items previously reported have been reclassified to conform to the current period presentation.

(2) Summary of Significant Accounting Policies

For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2005.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related) or to meet contractual requirements. Federated waived fees of $84.5 million and $188.1 million for the three- and six-month periods ended June 30, 2006, respectively, and $93.7 million and $176.3 million, respectively, for the same periods of 2005, nearly all of which was for competitive reasons.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. By contrast, management determined that in the case of shareholder services provided prior to May 2006, Federated acted as an agent; thus Federated recorded shareholder service fees net of certain third-party payments. Management reached this conclusion based largely on the fact that given the personalized nature of shareholder services, the customer, in this case the shareholder, has a direct relationship with their financial intermediary for the provision of shareholder services. Third-party payments for shareholder services recorded as an offset to revenue for the three and six months ended June 30, 2006 were $18.7 million and $74.3 million, respectively, as compared to $47.6 million and $88.5 million, respectively, for the same periods of 2005. Beginning in May 2006, the funds began contracting directly with financial intermediaries for the provision of shareholder services, Federated no longer is entitled to and therefore no longer records shareholder service fees for assets serviced by a third-party intermediary.

In terms of revenue concentration by customer, two intermediary customers accounted for a total of approximately 27% and 26% of Federated’s total revenue for the second quarter 2006 and first half of 2006, respectively. The majority of this revenue is dependent upon the level of assets under management in numerous individual fund shareholder accounts.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(b) Stock-Based Compensation

Effective January 1, 2006, Federated adopted the fair-value-recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. Under this method, Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to adoption for which requisite service has not been provided as of January 1, 2006. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123(R). For prior periods, Federated used the fair-value-based method of accounting for stock-based awards under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for all awards granted, modified or settled in 2003 or later. For all employee-related stock option awards granted prior to 2003 with no subsequent modifications, Federated had applied the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense was not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

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

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123(R), Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three and six months ended June 30, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2005	2005
Net income	$37,761	$44,789
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	529	831
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards[1], net of related tax effects	(1,380)	(2,498)

Pro forma net income	$36,910	$43,122

Earnings per share:
Basic earnings per share	$0.36	$0.42
Pro forma basic earnings per share	$0.35	$0.41

Diluted earnings per share	$0.35	$0.41
Pro forma diluted earnings per share	$0.34	$0.40

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Recent Accounting Pronouncements

FIN 48 – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of adopting this standard but preliminarily believes that the adoption of FIN 48 will not have a material impact on Federated’s financial position or results of operations.

EITF 04-5 – In June 2005, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 provides guidance for determining whether a general partner controls a limited partnership. The guidance broadly provides that the general partner in a limited partnership is presumed to control that limited partnership. However, that presumption can be overcome if the limited partners have either substantive kick-out rights or substantive participating rights. The effective date for applying the guidance in EITF 04-5 was June 29, 2005 for all new or recently modified limited partnerships and no later than the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. As of January 1, 2006, Federated was the named general partner for four limited partnerships, three of which were created prior to June 29, 2005. Two of these limited partnerships were voting interest entities in which Federated owned a controlling interest. Federated continued to consolidate these partnerships as a result of adopting EITF 04-5. The two remaining partnerships are variable interest entities, and therefore not within the scope of EITF 04-5. The adoption of this EITF did not impact Federated’s financial position or results of operations.

(3) Business Combinations and Acquisitions

In the second quarter 2006, Federated entered into a definitive agreement with HBSS Acquisition Corporation, MDTA LLC (MDTA) and the equity interest holders of MDTA to acquire MDTA which, through its registered investment advisory division MDT Advisers (MDT), oversees approximately $6.7 billion in managed assets as of July 14, 2006. See Note (16) for additional information on this acquisition.

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

In the first quarter 2006, Federated purchased the non-controlling interest in Passport Research II, Ltd. (Passport II), a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co. (Passport II Acquisition). As a result of the transaction, the partnership was dissolved and the Passport II minority interest is no longer recorded. As part of the transaction, Federated recorded an investment advisory contract intangible asset, which is being amortized on an accelerated basis over a nine-year useful life, and recognized goodwill.

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

In the third quarter 2005, assets of three equity mutual funds previously advised by Investors Management Group Ltd., a wholly owned subsidiary of AMCORE Financial, Inc., totaling approximately $142 million were acquired by two sponsored mutual funds. As a result of the transaction, Federated recorded an investment advisory contract intangible asset which is being amortized on an accelerated basis over a seven-year useful life.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The upfront cost of this acquisition was $27.1 million, which included $25.0 million in purchase price and $2.1 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five years. The contingent purchase price payments are calculated as (1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and (2) a one-time payment payable if certain net revenue targets are met. The first contingent purchase price payment totaling $10.7 million was paid in the second quarter 2006. At current asset levels, these additional payments would approximate $67 million over the remaining four-year period, of which $3.2 million was accrued in “Other current liabilities – other” as of June 30, 2006 and will be paid in the second quarter of 2007. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated began recognizing revenue and expenses related to the acquired assets in the Consolidated Statements of Income as of the acquisition date and allocated the cost of the acquisition to the acquired assets based on their estimated fair values as of the acquisition date. Federated recorded two investment advisory contract intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over a weighted-average amortization period of nine years. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. Goodwill of $12.6 million, which represents the excess recorded costs of this acquisition over the fair value of the investment advisory contract and noncompete agreement intangible assets, has been recorded as of June 30, 2006 and is deductible for tax purposes.

In the second quarter 2001, Federated completed the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (Kaufmann Acquisition). In addition to the upfront purchase price paid at the date of the acquisition, Federated agreed to pay up to $165.5 million in additional purchase price contingent upon the achievement of specified revenue growth. As of June 30, 2006, Federated has paid out $165.5 million, making its final payment of $33.1 million in May 2006. This represented the final contingent purchase price payment under the terms of the acquisition agreement. As of December 31, 2005, “Other current liabilities – affiliates” included a $33.1 million accrual for the final contingent purchase price payment.

(4) Discontinued Operations

(a) Sale of Federated’s Clearing Business

In the first quarter 2006, an indirect, wholly owned subsidiary of Federated, signed a definitive agreement to sell certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings which began in the first quarter 2006 and were substantially complete by the end of the second quarter of 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $6.9 million at June 30, 2006. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.2 million, net of tax expense of $2.3 million. This gain on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income for both the three and six months ended June 30, 2006.

In addition, Federated is eligible to receive contingent consideration due in the third quarter of 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business.

Federated expects to incur $0.8 million in severance expense related to this sale. At June 30, 2006, $0.6 million was accrued in “Accrued compensation and benefits,” and was recorded in “Discontinued operations, net of tax” during the first half of 2006. As of June 30, 2006, $0.1 million in severance payments have been made related to this sale.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The Clearing Business’ results of operations have been reflected as discontinued operations for the 2006 and 2005 periods presented in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue	$2,362	$3,079	$5,914	$6,579

Pretax income	$66	$796	$1,929	$2,088
Income tax expense	42	354	824	912

Income from discontinued Clearing operations, net of tax	$24	$442	$1,105	$1,176

Also included in “Discontinued operations, net of tax” in the first half of 2006 is a $1.8 million reversal of a deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that will likely be utilized as a result of the capital gain on the sale of the Clearing Business.

(b) Sale of InvestLink Technologies, Inc.

On August 25, 2005, Federated sold its interest in InvestLink Technologies, Inc., an indirect, wholly owned subsidiary (InvestLink), to an independent third party. InvestLink’s primary business was to provide software-related solutions for third-party administrators of defined contribution plans. The sale resulted in the disposal of $1.8 million in total InvestLink net assets, which consisted primarily of goodwill ($0.8 million), fixed assets ($0.7 million) and receivables/accrued revenues ($0.3 million). After taking selling costs into consideration, Federated recognized a loss on the sale of InvestLink of $1.7 million, which included tax expense of $0.3 million. This loss on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income in the third quarter of 2005.

InvestLink’s results of operations have also been reflected as discontinued operations in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue	$0	$522	$0	$1,054

Pretax loss	$0	$(996)	$0	$(1,521)
Income tax benefit	0	(349)	0	(532)

Loss from discontinued InvestLink operations, net of tax	$0	$(647)	$0	$(989)

(c) Sale of Federated’s Transfer Agency Business

For the six months ended June 30, 2005, Federated also reported a $0.2 million loss from the transfer agency business included in “Discontinued operations, net of tax,” related to residual costs of the business which was sold in the second quarter 2004.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended June 30, 2006 and December 31, 2005, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At June 30, 2006, the aggregate assets and debt of the products that Federated consolidated were $35.6 million and $0.2 million, respectively, on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as “Investments” on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the first quarter 2006, as a result of a remeasurement event, Federated determined that it was no longer the primary beneficiary of one of the sponsored funds included in Federated’s Consolidated Financial Statements at December 31, 2005. As a result, Federated deconsolidated the assets and liabilities of the sponsored fund from its Consolidated Financial Statements. The deconsolidation was accounted for as a non-cash transaction for purposes of preparing the Consolidated Statement of Cash Flows for the first half of 2006 and resulted in a $0.9 million decrease in both total assets and total liabilities for the first quarter.

(6) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	June 30, 2006			December 31, 2005
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Investment advisory contracts[1]	$103,851	$(45,034)	$58,817	$97,923	$(37,821)	$60,102
Noncompete agreements[2]	20,448	(14,957)	5,491	20,448	(13,725)	6,723
Other	12	(6)	6	12	(5)	7

Total identifiable intangible assets[3]	$124,311	$(59,997)	$64,314	$118,383	$(51,551)	$66,832

[1]	Weighted average amortization period of 10.0 years as of June 30, 2006
[2]	Weighted average amortization period of 6.2 years as of June 30, 2006
[3]	Weighted average amortization period of 9.4 years as of June 30, 2006

During the first half of 2006, Federated recorded $5.9 million of customer relationship intangible assets in connection with the Passport II Acquisition and the Wayne Hummer Acquisition. These assets are being amortized on an accelerated basis over a weighted-average eight-year useful life. See Note (3) for a complete discussion on recent acquisitions.

Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2006 were $4.2 million and $8.4 million, respectively, and $3.5 million and $6.0 million, respectively, for the same periods of 2005. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years. These amounts do not consider the impact of new acquisitions, including the third quarter 2006 acquisition of MDTA, or impairment charges that may be taken in the future:

(in thousands)	For the years ending December 31,
2006	$16,607
2007	$13,965
2008	$11,965
2009	$10,837
2010	$9,887

Goodwill at June 30, 2006 and December 31, 2005 was $312.1 million and $303.2 million, respectively. During the first half of 2006, Federated recorded goodwill of $5.5 million applicable to the Alliance Acquisition. Also during the first half of 2006, Federated recorded goodwill of $3.4 million in connection with the Passport II Acquisition. See Note (3) for additional information.

(7) Other Current Liabilities - Other

Federated’s “Other current liabilities – other” at June 30, 2006 and December 31, 2005 included $10.4 million and $1.6 million, respectively, for an accrual for the purchase of its Class B common stock, but not settled until the subsequent period. At June 30, 2006, this line item included $5.0 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review, government investigations into past mutual fund trading practices and related civil litigation (see Note (15)). The retention of this advance payment is contingent upon the approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this advance payment. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

evaluate the contingency until it is resolved. Also included at June 30, 2006 and December 31, 2005 was $3.2 million and $8.4 million, respectively, related to the contingent purchase price of the Alliance Acquisition. See Note (3) for additional information on this acquisition.

(8) Recourse Debt

Federated’s total capital lease obligation was $0.3 million at both June 30, 2006 and December 31, 2005, and was included in “Other current liabilities – other” and “Other long-term liabilities – other.” The capital lease outstanding at June 30, 2006 carried an interest rate of 6.93% and expires in the fourth quarter 2009. The weighted-average interest rate for capital leases outstanding at December 31, 2005 was 6.83%.

As of June 30, 2006, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility) or its $50.0 million bank discretionary line of credit.

(9) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Deferred sales commissions on B-shares, net	$130,546	$154,544
Other deferred sales commissions, net	3,302	3,018

Deferred sales commissions, net	$133,848	$157,562

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at June 30, 2006	June 30, 2006	December 31, 2005
	2006[1]	2005[2]
Financings between April 1997 and September 2000	8.50%	8.30%	2.3 years	$14,099	$23,843
Financings between October 2000 and December 2003	5.00%	5.14%	5.5 years	69,198	86,445
Financings between January 2004 and June 2006	5.42%	5.16%	8.0 years	52,002	49,496

Total debt – nonrecourse				$135,299	$159,784

[1]	As of June 30, 2006
[2]	As of December 31, 2005

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

Management performs recoverability analyses of the deferred sales commission assets and nonrecourse debt related to B-share financings. The evaluations performed in the second quarter 2006 indicated that future cash flows related to financings closed through September 2000 will not be sufficient to fully amortize the related asset and debt balances. As such, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the B-share-related deferred sales commission asset balance and nonrecourse debt were each written down by $2.2 million. There was no impact on the results of operations as a result of this write-down.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated has an agreement with an independent financial institution for funding of the B-share sales commissions through December 2006. Management is currently evaluating funding options for B-shares, including continuing to sell the rights to future revenue streams and self-funding.

(10) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.15 and $0.18 per share or approximately $16.0 million and $19.2 million were paid in the first and second quarters of 2006, respectively, to holders of common shares.

During the first half of 2006, Federated repurchased 3,100,623 shares of its Class B common stock, 3,043,700 shares of which were part of its current share buyback program. As of June 30, 2006, Federated could repurchase 1.8 million additional shares under the current board-approved program. The remaining 56,923 shares were repurchased in connection with employee separations in the first half of 2006, and were not counted against the board-approved share-buyback program.

Stock repurchases and dividend payments are subject to restrictions under the Credit Facility. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. As of June 30, 2006, Federated had the ability to make additional stock repurchase and dividend payments of more than $45 million under these restrictions.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan, which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of June 30, 2006, a total of 79,811 shares had been purchased by employees in this plan since the plan’s inception.

(11) Stock-Based Compensation

Federated’s long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders in April 2002 and April 2006. Stock-based awards are granted to reward Federated’s employees and independent directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the plan’s inception, a total of 23.6 million shares of Class B common stock have been authorized for granting stock-based awards in the form of restricted stock, stock options or other stock-based awards. As of June 30, 2006, 4.7 million shares are available under the Plan.

Federated’s net income for the three- and six-month periods ended June 30, 2006 included $2.3 million and $4.9 million, respectively, of compensation costs and $0.9 million and $1.8 million, respectively, of income tax benefits related to stock-based awards. Federated’s net income for the three- and six-month periods ended June 30, 2005 included $1.0 million and $1.5 million, respectively, of compensation costs and $0.4 million and $0.5 million, respectively, of income tax benefits related to stock-based awards. At June 30, 2006, there was approximately $53.1 million of total unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted-average period of 6.7 years.

For the first half of 2006, Federated recorded $2.3 million and $1.4 million of stock-based compensation expense in “Income from continuing operations before income taxes” and “Net income,” respectively, related to Federated’s adoption of SFAS 123(R). This reduced both basic and diluted earnings per share by $0.01 for the six-month period ended June 30, 2006.

(a) Restricted Stock

Federated’s restricted stock awards represent shares of Federated Class B common stock which may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions typically lapse on the fifth- and tenth-year anniversaries

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

of the grant date for the vested portion of the award. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During the period of restriction, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the six-month period ended June 30, 2006:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	1,009,343	$26.71
Granted[1]	777,596	$32.05
Vested[2]	(96,567)	$28.65
Forfeited	(50,923)	$23.96

Non-vested at June 30, 2006	1,639,449	$29.21

[1]	During the first quarter of 2006, Federated awarded 171,596 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date, was issued out of treasury and will vest over a three-year period. During the second quarter of 2006, Federated awarded 606,000 shares of restricted Federated Class B common stock to certain key employees. This restricted stock was issued out of treasury and will vest over a ten-year period.
[2]	The total fair value of restricted stock vested during the three- and six-month periods ended June 30, 2006 was $0.6 million and $3.5 million, respectively. No restricted stock vested during the six-month period ended June 30, 2005.

During the first quarter 2006, Federated repurchased 6,000 vested shares of restricted stock in connection with an employee separation. The settlement price paid per share equaled the market price of Federated Class B common stock on the settlement date. As a result of the settlement, Federated recognized the $0.2 million cash payment as a cost of treasury stock purchased during the quarter.

Federated awarded 777,596 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $32.05 to employees during the six-month period ended June 30, 2006, and awarded 220,796 shares of restricted Class B common stock with a weighted-average grant-date fair value of $29.13 during the six-month period ended June 30, 2005.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The following table summarizes the status of and changes in Federated’s stock option program during the six-month period ended June 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	7,748,111	$20.36	4.4	$144.8
Granted	12,000	$37.73
Exercised[1]	(156,401)	$21.96
Forfeited	(468,900)	$28.66

Outstanding at June 30, 2006	7,134,810	$19.81	3.8	$85.2

Vested at June 30, 2006	4,098,809	$15.82	3.3	$64.4

Exercisable at June 30, 2006	1,041,710	$23.26	4.9	$8.7

[1]	Total options exercised during the three- and six-month periods ended June 30, 2006 were 36,000 and 156,401, respectively, and 94,497 and 105,393, respectively for the same periods of 2005. The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2006 was $1.1 million and $2.3 million, respectively, and $2.4 million and $2.7 million, respectively, for the same periods of 2005.

Federated granted 12,000 stock options to directors with a weighted-average grant-date fair value of $7.93 and $5.45 during both of the second quarters of 2006 and 2005, respectively. Federated estimated the grant-date fair value using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2006 and 2005, respectively: dividend yields based on latest annualized dividend of 1.91% and 2.19%; expected volatility factors based on historical volatility of 18.8% and 21.6%; risk-free interest rates based on the U.S. Treasury strip rate for the expected life of the option of 4.93% and 3.77%; and an expected life of 5.0 years for all options granted. Because Federated does not have historical stock option exercise data on similar stock options, the expected life is based on the assumption that these options will be exercised evenly over the life of the option. As these options have a ten-year exercise period, the assumption is that the average expected life is five years.

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

(12) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected statutory rate	35.0%	35.0%	35.0%	35.0%
Increase:
State income taxes, net of Federal benefit	2.2	1.4	2.2	2.3
Non-deductible portion of Settlement expense	0	7.7	0	13.4
Other	0.8	0.4	0.5	0.4

Total	38.0%	44.5%	37.7%	51.1%

As previously mentioned, during the first half of 2006, Federated reversed a valuation allowance equal to $1.8 million for the portion of the capital loss carry forwards that will likely be utilized as a result of the capital gain on the sale of the Clearing Business. The reversal was included in “Discontinued operations, net of tax” in the first half of 2006.

SFAS 123(R) provides that if a tax deduction taken on the company’s income tax return for a stock-based award exceeds the cumulative amount of compensation cost recognized in the financial statements, the company shall recognize the excess tax benefit as an increase to stockholder’s equity. The amount of such excess income tax benefit related to stock-based

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

compensation included in stockholders’ equity, but excluded from net income for the three- and six- month periods ended June 30, 2006 was $0.8 million and $1.7 million, respectively. The amount of such excess income tax benefit for the three- and six- month periods ended June 30, 2005 was $0.8 million and $0.9 million, respectively.

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Numerator
Income from continuing operations	$46,656	$38,000	$92,741	$44,791
Income (loss) from discontinued operations	3,265	(239)	6,101	(2)

Net income	$49,921	$37,761	$98,842	$44,789

Denominator
Basic weighted-average shares outstanding	104,923	105,908	105,279	106,116
Dilutive potential shares from stock-based compensation	2,155	1,949	2,321	1,973

Diluted weighted-average shares outstanding	107,078	107,857	107,600	108,089

Earnings per share – Basic
Income from continuing operations	$0.44	$0.36	$0.88	$0.42
Income (loss) from discontinued operations	0.03	(0.00)	0.06	(0.00)

Net income[1]	$0.48	$0.36	$0.94	$0.42

Earnings per share – Diluted
Income from continuing operations	$0.44	$0.35	$0.86	$0.41
Income (loss) from discontinued operations	0.03	(0.00)	0.06	(0.00)

Net income	$0.47	$0.35	$0.92	$0.41

[1]	Totals may not sum due to rounding

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the three- and six-month periods ended June 30, 2006, options to purchase 1.4 million and 1.0 million shares at weighted-average exercise prices per share of $32.27 and $32.75 respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the options in the assumed proceeds or because the option exercise price was greater than the average market price of Federated Class B common stock for each respective period. For both the three- and six-month periods ended June 30, 2005, options to purchase 2.1 million shares at a weighted-average exercise price per share of $31.91 were outstanding but not included in the computation of diluted earnings per share for each period due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $49.9 million and $98.8 million for the three- and six-month periods ended June 30, 2006, respectively, and $37.7 million and $44.6 million, respectively, for the same periods of 2005.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(15) Commitments and Contingencies

(a) Contractual

Pursuant to various acquisition agreements, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. Pursuant to the purchase agreement for the Kaufmann Acquisition, Federated made its final $33.1 million contingent purchase price payment (all of which was accrued at December 31, 2005) and its final $6.7 million contingent incentive compensation in the second quarter 2006.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first contingent purchase price payment totaling $10.7 million was paid in April 2006. At current asset levels, these additional payments would approximate $67 million over the remaining four-year period. This acquisition was accounted for using the purchase method of accounting.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through the fourth quarter 2008.

During the second quarter 2006, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation related payments. These contracts expire on various dates through the year 2012. The estimated minimum amount payable under these arrangements approximates $8.0 million, of which an estimated $0.9 million and $2.0 million are payable in the second half of 2006 and in 2007, respectively. The estimated maximum amount payable under these arrangements approximates $23.6 million, of which up to $0.9 million and $4.7 million could be payable in the second half of 2006 and in 2007, respectively, if certain performance targets are achieved.

(b) Guarantees and Indemnifications

In connection with the sale of InvestLink (see Note (4)(b)), the real estate lease for office space was assigned to the purchaser of InvestLink. As of June 30, 2006, Federated was the named guarantor for this lease agreement. Pursuant to the guarantee agreement, the term of which expires December 31, 2008, Federated would be required to make the scheduled lease-related payments to the landlord in the event the lessee defaults on the payment. As of June 30, 2006, the maximum potential amount of future lease-related payments is $0.7 million. Management believes that the likelihood of making any payment under this guarantee is remote. Management estimated the fair value of the guarantee at inception by performing a probability-weighted future cash flow analysis which gave due regard to the remote likelihood that the lessee will default on the lease-related payments. Based on this analysis, management did not recognize a liability for the guarantee either at the inception of the guarantee or at June 30, 2006.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Settlements of Past Mutual Fund Trading Issues

During the fourth quarter 2005, Federated announced that it had entered into settlement agreements with the Securities and Exchange Commission and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the six-month period ended June 30, 2006, these fee reductions approximated $2.0 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

(16) Subsequent Events

On July 14, 2006, Federated completed the acquisition of MDTA which, through its registered investment advisory division, MDT Advisers, oversees approximately $6.7 billion in managed assets as of July 14, 2006. Federated acquired approximately 89 percent of the outstanding equity interests of MDTA with a right to acquire the remaining 11 percent by June 30, 2007. The transaction includes an initial purchase payment of approximately $102 million, an additional purchase price payment of approximately $8 million in the first half of 2007 upon acquisition of the remaining 11 percent outstanding equity interests and a series of contingent payments totaling as much as $130 million over the next three years based on growth. The financial position and results of operations of MDT Advisers will be included in Federated’s Consolidated Financial Statements beginning on July 14, 2006. Assets to be recorded in connection with the acquisition primarily represent identifiable intangible assets related to investment advisory contracts, noncompete agreements and employment agreements and goodwill.

On July 27, 2006, the board of directors declared a dividend of $0.18 per share to be paid on August 15, 2006, to shareholders of record as of August 8, 2006. The board also approved a stock repurchase program which allows management to repurchase an additional 7.5 million shares of Class B common stock through the period ending December 31, 2008.

On July 27, 2006, Federated filed a registration statement to register an additional 3.3 million shares of Class B common stock, for future grants under the Plan.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $210.5 billion in managed assets as of June 30, 2006. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separately managed accounts and other sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Since Federated’s products are largely distributed through financial intermediaries, Federated pays a significant portion of the distribution fees from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as an expense.

Federated’s remaining Other Services fees are based on fixed rates per retirement plan participant. Revenue relating to these services will vary with changes in the number of plan participants that are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include marketing and distribution costs and compensation and related costs, which represent fixed and variable compensation and related employee benefits.

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s consolidated financial statements. Management evaluates the company’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. In this highly competitive business, Federated’s growth and overall profitability are largely dependent upon its ability to attract and retain assets under management. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and income from continuing operations, both in total and per diluted share.

Business Developments

On July 14, 2006, Federated completed the acquisition of MDTA which, through its registered investment advisory division, MDT Advisers, oversees approximately $6.7 billion in managed assets as of July 14, 2006. Federated acquired approximately 89 percent of the outstanding equity interests of MDTA with a right to acquire the remaining 11 percent by June 30, 2007. The transaction included an initial purchase payment of approximately $102 million, an additional purchase price payment of approximately $8 million in the first half of 2007 upon acquisition of the remaining 11 percent outstanding equity interests and a series of contingent payments totaling as much as $130 million over the next three years based on growth. The financial position and results of operations of MDT Advisers will be included in Federated’s Consolidated Financial Statements beginning on July 14, 2006. Assets to be recorded in connection with the acquisition primarily represent identifiable intangible assets related to investment advisory contracts, noncompete agreements and employment agreements and goodwill.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In the second quarter 2006, Federated signed a definitive agreement with Sentinel Asset Management, Inc. under which three Federated mutual funds will acquire approximately $93 million in mutual fund assets from three Sentinel mutual funds. The acquisition, which is subject to the approval of Sentinel fund shareholders, is expected to be completed in the fourth quarter 2006.

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

In the first quarter 2006, an indirect, wholly owned subsidiary of Federated, signed a definitive agreement to sell certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings which began in the first quarter 2006 and were substantially complete by the end of the second quarter of 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $6.9 million at June 30, 2006. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.2 million, net of tax expense of $2.3 million. This gain on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income for both the three and six months ended June 30, 2006.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2006	2005
By Asset Class
Money market	$158,319	$151,431	5%
Equity	30,523	28,886	6%
Fixed-income	21,675	24,357	(11)%

Total managed assets	$210,517	$204,674	3%

By Product Type
Mutual Funds:
Money market	$142,023	$136,852	4%
Equity	26,488	25,573	4%
Fixed-income	17,967	20,237	(11)%

Total mutual fund assets	$186,478	$182,662	2%

Separate Accounts:
Money market	$16,296	$14,578	12%
Equity	4,035	3,313	22%
Fixed-income	3,708	4,121	(10)%

Total separate account assets	$24,039	$22,012	9%

Total managed assets	$210,517	$204,674	3%

Average Managed Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2006	2005		2006	2005
By Asset Class
Money market	$160,977	$140,191	15%	$162,519	$132,788	22%
Equity	30,976	28,279	10%	30,836	28,418	9%
Fixed-income	21,986	24,590	(11)%	22,365	25,027	(11)%

Total average managed assets	$213,939	$193,060	11%	$215,720	$186,233	16%

By Product Type
Mutual Funds:
Money market	$143,794	$125,037	15%	$144,945	$117,186	24%
Equity	27,000	25,114	8%	26,890	25,318	6%
Fixed-income	18,244	20,410	(11)%	18,559	20,711	(10)%

Total average mutual fund assets	$189,038	$170,561	11%	$190,394	$163,215	17%

Separate Accounts:
Money market	$17,183	$15,154	13%	$17,574	$15,602	13%
Equity	3,976	3,165	26%	3,946	3,101	27%
Fixed-income	3,742	4,180	(10)%	3,806	4,315	(12)%

Total average separate account assets	$24,901	$22,499	11%	$25,326	$23,018	10%

Total average managed assets	$213,939	$193,060	11%	$215,720	$186,233	16%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2006	2005		2006	2005
Period-end assets	$18,224	$17,612	3%	$18,224	$17,612	3%
Average assets	18,298	17,661	4%	18,396	18,513	(1)%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Equity Funds
Beginning assets	$27,567	$25,279	$26,031	$25,951

Sales	1,475	1,309	2,992	2,688
Redemptions	(1,758)	(1,490)	(3,680)	(3,016)

Net redemptions	(283)	(181)	(688)	(328)
Net exchanges	(5)	5	15	28
Acquisition related	0	0	376	0
Other[1]	(791)	470	754	(78)

Ending assets	$26,488	$25,573	$26,488	$25,573

Fixed-Income Funds
Beginning assets	$18,579	$20,596	$19,037	$21,137

Sales	1,112	1,387	2,409	2,872
Redemptions	(1,685)	(2,055)	(3,422)	(4,043)

Net redemptions	(573)	(668)	(1,013)	(1,171)
Net exchanges	(25)	(8)	(52)	(41)
Acquisition related	0	50	0	50
Other[1]	(14)	267	(5)	262

Ending assets	$17,967	$20,237	$17,967	$20,237

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2006	2005	2006	2005
Money market assets	75%	71%	47%	41%
Equity assets	14%	15%	38%	40%
Fixed-income assets	11%	14%	14%	17%
Other activities	—	—	1%	2%

The June 30, 2006 period-end managed assets increased 3% over period-end managed assets at June 30, 2005. Average managed assets for the three and six months ended June 30, 2006, increased 11% and 16%, respectively, over average managed assets for the same periods in 2005. Total money market assets at June 30, 2006 increased 5% as compared to June 30, 2005. Average money market assets increased 15% and 22% for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods of the prior year primarily due to the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) (see Note (3) to the Consolidated Financial Statements) and organic growth.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Period-end equity assets at June 30, 2006 increased 6% as compared to June 30, 2005. Average equity assets for three- and six-month periods ended June 30, 2006 increased 10% and 9%, respectively, over the average assets for the same periods in 2005. Period-end assets at June 30, 2006 and average fixed-income assets for the three- and six-month periods ended June 30, 2006, declined 11% as compared to the same periods last year.

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at June 30, 2006 attributable to such markets are as follows: wealth management and trust (48%), broker/dealer (40%), global institutional (9%) and other (3%).

Results of Operations

Revenue. Revenue for the three- and six-month periods ended June 30 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2006	2005	Change	Percent Change	2006	2005	Change	Percent Change
Revenue from managed assets	$233.2	$214.0	$19.2	9%	$468.9	$412.4	$56.5	14%
Revenue from sources other than managed assets	3.2	3.7	(0.5)	(14)%	6.3	7.3	(1.0)	(14)%

Total Revenue	$236.4	$217.7	$18.7	9%	$475.2	$419.7	$55.5	13%

Revenue from managed assets increased $19.2 million for the three-month period ended June 30, 2006 as compared to the same period in 2005 due to 1) a $12.4 million increase generated from money market assets acquired in connection with the Alliance Acquisition, 2) a $8.8 million and $6.2 million increase resulting from an increase in average equity and money market (excluding assets acquired in the Alliance Acquisition) assets under management, respectively, partially offset by 1) a decrease of $4.7 million resulting from a decrease in fixed-income assets, 2) an increase in certain fees waived by Federated for competitive reasons, reducing revenue $2.1 million and 3) a decrease of $1.0 million from certain advisory fee reductions implemented January 1, 2006.

Revenue from managed assets increased $56.5 million for the six-month period ended June 30, 2006 as compared to the same period in 2005 due to 1) a $39.8 million increase generated from money market assets acquired in connection with the Alliance Acquisition, 2) a $15.6 million and $16.1 million increase resulting from an increase in average equity and money market (excluding assets acquired in the Alliance Acquisition) assets under management, respectively, partially offset by 1) a decrease of $9.7 million resulting from a decrease in fixed-income assets, 2) an increase in certain fees waived by Federated for competitive reasons, reducing revenue $2.3 million and 3) a decrease of $2.0 million from certain advisory fee reductions implemented January 1, 2006.

Operating Expenses. Operating expenses for the three- and six-month periods ended June 30 are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2006	2005	Change	Percent Change	2006	2005	Change	Percent Change
Marketing and distribution	$70.3	$51.4	$18.9	37%	$140.3	$88.7	$51.6	58%
Compensation and related	44.8	42.9	1.9	4%	94.4	86.1	8.3	10%
Amortization of deferred sales commissions	13.0	12.9	0.1	1%	26.5	26.5	0	0%
Amortization of intangible assets	4.2	3.5	0.7	20%	8.4	6.0	2.4	40%
Settlement expense	0	5.0	(5.0)	(100)%	0	55.6	(55.6)	(100)%
All other	28.5	28.3	0.2	1%	55.8	54.4	1.4	3%

Total Operating Expenses	$160.8	$144.0	$16.8	12%	$325.4	$317.3	$8.1	3%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Effective January 1, 2006, Federated adopted the fair-value-recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. Under SFAS 123(R), Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to adoption for which requisite service has not been provided as of January 1, 2006. During the three- and six-month periods ended June 30, 2006, Federated recognized $0.9 million and $2.3 million, respectively, of additional stock-based compensation expense as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) impacted diluted earnings per share (EPS) for both the second quarter and first half of 2006 by $0.01. The impact of the adoption of SFAS 123(R) on diluted EPS is expected to be less than $0.01 in each of the remaining quarters of 2006.

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

As of June 30, 2006 total compensation expense related to unvested awards not yet recognized in the Statements of Income was approximately $53.1 million which will be recognized over a weighted-average period of 6.7 years.

Total operating expenses for the three-month period ended June 30, 2006 increased $16.8 million compared to the same period in 2005. Marketing and distribution expense increased $18.9 million primarily due to a $10.8 million increase in expenses associated with the increase in assets under management from the Alliance Acquisition, a $4.5 million increase from higher average money market assets and a $1.6 million increase from higher average equity assets. Compensation and related expense increased $1.9 million primarily due to an increase in stock-based compensation expense from the adoption of SFAS 123(R) of $0.9 million and a greater number of restricted stock awards outstanding as a result of recent grants ($0.9 million). Amortization of intangible assets increased $0.7 million due primarily to the amortization of intangible assets recorded in connection with the Alliance Acquisition, Passport II Acquisition and Wayne Hummer Acquisition. “Settlement expense” decreased $5.0 million as a result of settling with the Securities and Exchange Commission and New York State Attorney General in the fourth quarter of 2005.

Total operating expenses for the six-month period ended June 30, 2006 increased $8.1 million compared to the same period in 2005. Marketing and distribution expense increased $51.6 million primarily due to a $32.8 million increase in expenses associated with the increase in assets under management from the Alliance Acquisition, a $11.5 million increase from higher average money market assets and a $3.4 million increase due to higher average equity assets. Compensation and related expense increased $8.3 million primarily due to a $2.3 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $2.1 million increase in severance expense, a $1.9 million increase in stock-based compensation expense due to a greater number of restricted stock awards outstanding primarily as a result of recent grants and a $1.3 million increase in regular pay. Amortization of intangible assets increased $2.4 million due primarily to a $2.0 million increase in amortization expense associated with the Alliance Acquisition. “Settlement expense” decreased $55.6 million as a result of settling with the Securities and Exchange Commission and New York State Attorney General in the fourth quarter of 2005.

Nonoperating Income (Expenses). Nonoperating income (expense), net, increased $3.7 million for the three-month period ended June 30, 2006 as compared to the same period in 2005 primarily due to a $2.4 million decrease in “Debt expense – nonrecourse” attributable to lower average nonrecourse debt balances and a $1.2 million increase in “Interest and dividends” primarily as a result of higher yields earned on investments due to rising interest rates.

Nonoperating income (expense), net, increased $7.8 million for the six-month period ended June 30, 2006 as compared to the same period in 2005 primarily due to a $4.9 million decrease in “Debt expense – nonrecourse” attributable to lower average nonrecourse debt balances and a $2.8 million increase in “Interest and dividends” primarily as a result of higher yields earned on investments due to rising interest rates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Income Taxes on Continuing Operations. The income tax provision for continuing operations decreased $1.9 million the three months ended June 30, 2006 as compared to the same period in 2005 due primarily to the $5.3 million federal tax effect of the non-deductible portion of “Settlement expense” accrued in the second quarter 2005 partially offset by $2.3 million federal tax effect of higher income from continuing operations before income taxes. The income tax provision for continuing operations increased $9.3 million for the six months ended June 30, 2006 as compared to the same period in 2005 due primarily to the $20.0 million federal tax effect of higher income from continuing operations before taxes partially offset by $12.3 million federal tax effect of the non-deductible portion of “Settlement expense” accrued during the six-month period ended June 30, 2005.

The effective tax rate was 38.0% and 37.7% for the three- and six-month periods ended June 30, 2006, respectively, as compared to 44.5% and 51.1%, respectively, for the same periods in 2005. The decrease in the effective tax rate for the three- and six-month periods in 2006 as compared to the same periods in 2005 is primarily due to the decrease in the non-deductible portion of “Settlement expense.”

Income from Continuing Operations. Income from continuing operations increased $8.7 million and $48.0 million for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 primarily as a result of the changes in revenues and expenses noted above. For the three- and six-month periods ended June 30, 2006, diluted earnings per share for income from continuing operations increased $0.09 and $0.45 per diluted share, respectively, primarily from the impact of increased income from continuing operations.

Discontinued Operations. Discontinued operations, net of tax, of $3.3 million for the three months ended June 30, 2006 primarily represents the $3.2 million after-tax gain related to the sale of the Clearing Business.

Discontinued operations, net of tax, of $6.1 million for the six months ended June 30, 2006 represents the aforementioned $3.2 million after-tax gain on the sale of the Clearing Business, a $1.8 million reversal of a related deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that will likely be utilized as a result of the capital gain on the sale of the Clearing Business and $1.1 million in after-tax income from operations of the Clearing Business.

Liquidity and Capital Resources

At June 30, 2006, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $216.4 million as compared to $330.0 million at December 31, 2005. The decrease in liquid assts for the first half of 2006 resulted from $146.3 million of net cash used by financing activities and $49.5 million of net cash used by investing activities partially offset by $98.9 million of net cash generated by operations during the first half of 2006. Liquid assets further declined $102 million with the upfront purchase price payment for MDTA in July 2006. As of June 30, 2006, Federated had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its credit facility (see Note (8) and Note (9) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $98.9 million for the six months ended June 30, 2006 as compared to $115.9 million for the same period in 2005. The decrease was due primarily to a $5.5 million pre-tax gain on the sale of the Clearing Business in 2006 and a $5.0 million increase in net purchases of trading securities.

Investing Activities. During the six-month period ended June 30, 2006, Federated used $49.5 million for investing activities, which primarily represented cash paid for business acquisitions. See Note (3) to the Consolidated Financial Statements for additional information.

Financing Activities. During the six-month period ended June 30, 2006, Federated used $146.3 million for financing activities. Of this amount, Federated paid $91.9 million to repurchase 2.8 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of June 30, 2006, Federated can repurchase an additional 1.8 million shares through December 31, 2006 under its authorized program. On July 27, 2006, the board of directors approved a stock repurchase program which allows management to repurchase an additional 7.5 million shares of Class B common stock through the period ending December 31, 2008.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated paid dividends in the first and second quarters of 2006 of $16.0 million and $19.2 million or $0.15 and $0.18 per share, respectively, to holders of common shares. On July 27, 2006, Federated’s board of directors declared a dividend of $0.18 per share, for shareholders of record on August 8, 2006, that is payable on August 15, 2006.

Stock repurchases and dividend payments are subject to restrictions under the Second Amended and Restated Credit Agreement, as amended. These restrictions limit cash payments for additional stock repurchases and dividends to 50% of net income from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. After considering earnings through June 30, 2006, given current debt covenants, Federated has the ability to make additional stock repurchase or dividend payments of more than $45 million.

Financial Position

“Investments” increased $3.8 million at June 30, 2006 from December 31, 2005 primarily due to Federated’s investment in a new sponsored fund to provide investable cash, thereby allowing the product to establish a performance history.

“Receivables – Affiliates” at June 30, 2006 decreased $20.8 million from December 31, 2005 and “Accounts payable and accrued expenses – other” decreased $22.7 million due primarily to contractual changes whereby the funds contract directly with intermediaries for the provision of shareholder services. Due to this change, Federated is no longer entitled to receive shareholder service fees on shareholder accounts for which Federated is not the named dealer of record. Likewise, for these shareholder accounts, Federated no longer has the obligation to pay the intermediaries for providing the shareholder services. Rather, the funds pay the intermediaries directly for these services.

“Accrued revenue” increased $3.3 million at June 30, 2006 from December 31, 2005 primarily due to an administrative delay in the collection of service fees from various Federated funds resulting from the confirmation of certain asset and account balances used to calculate the fees.

“Prepaid and other current assets” at June 30, 2006 increased $7.0 million from December 31, 2005 due primarily to a $5.8 million increase in prepaid taxes due mainly to required projections used in the calculation of estimated federal income tax payments .

“Other current liabilities – other” increased $7.9 million due primarily to the $8.8 million increase in accruals for unsettled purchases of Federated stock and the receipt of $5.0 million in insurance proceeds which Federated recorded as a liability pending the approval of the claim (see Note (7) to the Consolidated Financial Statements) partially offset by the $5.2 million decrease in accruals for contingent payments related to the Alliance Acquisition.

“Accrued compensation and benefits” at June 30, 2006 decreased $20.9 million from December 31, 2005 primarily due to the payment of accrued incentive compensation during the first half of 2006.

“Other current liabilities – affiliates” at June 30, 2006 decreased $33.0 million from December 31, 2005 due to the payment of the final contingent payment of $33.1 million in the second quarter of 2006 related to the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (Kaufmann Acquisition).

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various acquisition agreements, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. In addition to the upfront purchase price paid at the date of the acquisition, Federated agreed to pay up to $165.5 million in additional purchase price contingent upon the achievement of specified revenue growth. As of June 30, 2006, Federated has paid out $165.5 million and no other payments are due under the terms of the acquisition agreement.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first contingent purchase price payment totaling $10.7 million was paid in the second quarter 2006. At current asset levels, these additional payments would approximate $67 million over the remaining four-year period, of which $3.2 million was accrued in “Other current liabilities – other” as of June 30, 2006. The next contingent purchase price payment will be made in the second quarter of 2007. This acquisition was accounted for using the purchase method of accounting.

Pursuant to certain other acquisition agreements, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In these cases, the payments occur monthly or quarterly and could continue through the fourth quarter 2008.

On May 11, 2006, Federated signed a definitive agreement to acquire MDTA which, through its registered investment advisory division, MDT Advisers, oversees approximately $6.7 billion in managed assets as of July 14, 2006. See Note (16) to the Consolidated Financial Statements for more information concerning the contractual obligations associated with this most recent acquisition.

During the second quarter 2006, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation related payments. These contracts expire on various dates through the year 2012. The estimated minimum amount payable under these arrangements approximates $8.0 million, of which an estimated $0.9 million and $2.0 million are payable in the second half of 2006 and in 2007, respectively. The estimated maximum amount payable under these arrangements approximates $23.6 million, of which up to $0.9 million and $4.7 million could be payable in the second half of 2006 and in 2007, respectively, if certain performance targets are achieved.

Settlements of Past Mutual Fund Trading Issues. During the fourth quarter 2005, Federated announced that it had entered into settlement agreements with the Securities and Exchange Commission and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the six-month period ended June 30, 2006, these fee reductions approximated $2.0 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying debt obligations and funding property and equipment acquisitions, including computer-related equipment. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at June 30, 2006, management believes Federated may borrow under its credit facility within the next twelve months. Management is currently negotiating a credit facility to replace its current 364-day facility that is expected to be effective in the second half of 2006. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current and future credit facilities, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Recent Accounting Pronouncements

FIN 48 – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of adopting this standard but believes preliminarily that the adoption of FIN 48 will not have a material impact on Federated’s financial position or results of operations.

EITF 04-5 – In June 2005, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 provides guidance for determining whether a general partner controls a limited partnership. The guidance broadly provides that the general partner in a limited partnership is presumed to control that limited partnership. However, that presumption can be overcome if the limited partners have either substantive kick-out rights or substantive participating rights. The effective date for applying the guidance in EITF 04-5 was June 29, 2005 for all new or recently modified limited partnerships and no later than the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. As of January 1, 2006, Federated was the named general partner for four limited partnerships, three of which were created prior to June 29, 2005. Two of these limited partnerships were voting interest entities in which Federated owned a controlling interest. Federated continued to consolidate these partnerships as a result of adopting EITF 04-5. The two remaining partnerships are variable interest entities, and therefore not within the scope of EITF 04-5. The adoption of this EITF did not impact Federated’s financial position or results of operations.

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

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Approximately 49% of the carrying value of Federated’s customer-related intangible assets as of June 30, 2006 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 75% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate in the current year.

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of June 30, 2006, Federated had not recorded a valuation allowance on the $6.0 million deferred tax asset relating to Federated’s CDO other-than-temporary impairment losses (unrecognized for tax purposes). Federated considered the following facts in connection with its evaluation of the realizability of the $6.0 million deferred tax asset: (1) the actual amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated; (2) the carry-forward period for capital losses is five years; and (3) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize these losses in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.0 million for these deferred tax assets.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management re-evaluates the assumed forfeiture rate on a quarterly basis and recognizes the effect of changes in the rate in the current period. Differences between actual and estimated forfeitures and adjustments in forfeiture rates could have a material impact on Federated’s results of operations or financial position.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. At June 30, 2006, Federated was exposed to price risk with regard to its $6.6 million investment in sponsored fluctuating-value mutual funds. Price risk is the risk that the fair value of the investment will decline and ultimately result in the recognition of a loss for Federated. At June 30, 2006, Federated also held certain investments for trading purposes, which exposed it to price risk, including a $0.3 million investment in the common stock of large-cap companies and three S&P 500-indexed derivative financial instruments with a combined notional value of $5.3 million.

At June 30, 2006, Federated was exposed to interest-rate and credit risk as a result of its $35.3 million investment in primarily short-term debt and asset-backed securities held by certain sponsored funds consolidated by Federated. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. Approximately $25.0 million of these securities represented the portfolio investments of a consolidated enhanced cash product and the remaining $10.3 million primarily represented investment-grade securities held as portfolio investments of certain consolidated fixed-income products. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on Federated’s financial condition or results of operations.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 47% of Federated’s revenue in the first half of 2006 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in 2004 and may continue to increase. In a rising rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (15)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2006. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (10)(a) to the Consolidated Financial Statements contained in Part I of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April[2]	4,868	$0	0	4,245,800
May[2]	985,848	32.01	975,000	3,270,800
June	1,477,300	31.34	1,477,300	1,793,500

Total	2,468,016	$31.55	2,452,300	1,793,500

[1]	Federated’s current share repurchase program was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006. No other plans exist as of June 30, 2006.
[2]	4,868 shares and 10,848 shares purchased in April and May, respectively, represent shares of restricted stock repurchased due to employee separations.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholder meeting was held on April 27, 2006.

(c)	All Class A Shares eligible to vote, did so affirmatively on the following matters:

1)	Approval of the amendment to the Stock Incentive Plan

2)	Election of the directors

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 2.1 – Sale, Purchase and Put/Call Agreement dated as of May 11, 2006 among Federated Investors, Inc., MDTA LLC, HBSS Acquisition Co. and the Selling Parties (filed herewith)

Exhibit 10.1 – Federated Investors, Inc. Stock Incentive Plan most recently amended as of April 27, 2006 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date August 2, 2006	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date August 2, 2006	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer