Form 10-Q
period 2006-09-30
FEDERATED INVESTORS INC /PA/
filed 2006-11-03
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 31, 2006, the Registrant had outstanding 9,000 shares of Class A Common Stock and 105,024,466 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report, including those related to the need to make or the right to receive additional contingent payments pursuant to acquisition and employment agreements; the costs associated with the settlement of past mutual fund trading issues; legal proceedings; future cash needs; accounting for intangible assets, stock-based compensation, loss contingencies and income taxes; market risk to investments and revenue; the impact of increased regulation; the impact of Federated’s reclassification within the Edward Jones brokerage firm and the effect of changing interest rates on money market products and other short-term duration fixed-income products constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the costs associated with the fee reduction component of the settlement of past mutual fund trading issues could be higher or lower, based in part, on the level of assets in the applicable funds. Future cash needs will be impacted by the cost associated with private litigation, insurance costs, the terms of any new credit facility and the costs to implement regulatory changes. The accounting for intangible assets and stock-based compensation is based upon estimates and will be affected if actual results differ significantly. The costs associated with contingent liabilities and the right to receive contingent payments are based on certain growth targets and will be affected by the achievement of such targets. The accounting for income taxes will be affected by the ability to utilize capital loss carry forwards; investments will be impacted by fluctuations in the securities markets; and revenue will be affected by changes in market values of assets under management, the impact of Federated’s reclassification within the Edward Jones brokerage firm and the impact of changing interest rates on money market and fixed-income funds. Certain of these factors may be impacted by the ongoing threat of terrorism. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For a discussion of such risk factors, see the section titled “Risk Factors and Cautionary Statements” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2005, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
Current Assets
Cash and cash equivalents	$75,694	$245,846
Restricted cash equivalents	382	587
Investments	37,444	38,372
Receivables – affiliates	21,911	40,631
Receivables – other, net of reserve of $374 and $117, respectively	5,608	5,173
Accrued revenue – affiliates	2,907	823
Accrued revenue – other	5,801	5,882
Current deferred tax asset, net	2,777	2,433
Prepaid expenses	22,633	5,542
Other current assets	1,540	1,134

Total current assets	176,697	346,423

Long-Term Assets
Goodwill	384,096	303,194
Intangible assets, net	105,613	66,832
Deferred sales commissions, net of accumulated amortization of $322,001 and $287,836, respectively	123,376	157,562
Property and equipment, net of accumulated depreciation of $31,960 and $30,217, respectively	24,790	22,006
Other long-term assets	1,431	604

Total long-term assets	639,306	550,198

Total assets	$816,003	$896,621

Current Liabilities
Cash overdraft	$2,620	$2,292
Accrued compensation and benefits	35,305	44,433
Accounts payable and accrued expenses – affiliates	2,504	1,399
Accounts payable and accrued expenses – other	51,591	70,746
Income taxes payable	1,348	1,098
Other current liabilities – affiliates	8,179	33,082
Other current liabilities – other	17,945	13,250

Total current liabilities	119,492	166,300

Long-Term Liabilities
Long-term debt – nonrecourse	124,294	159,784
Long-term deferred tax liability, net	28,948	21,433
Other long-term liabilities – affiliates	366	28
Other long-term liabilities – other	7,655	7,494

Total long-term liabilities	161,263	188,739

Total liabilities	280,755	355,039

Minority interest	750	1,253

Commitments and contingencies (Note (15))

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	153,280	134,922
Additional paid-in capital from treasury stock transactions	0	768
Retained earnings	1,032,463	954,710
Treasury stock, at cost, 24,463,990 and 22,471,600 shares Class B common stock, respectively	(651,785)	(550,586)
Accumulated other comprehensive income, net of tax	351	326

Total shareholders’ equity	534,498	540,329

Total liabilities, minority interest, and shareholders’ equity	$816,003	$896,621

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Investment advisory fees, net-affiliates	$141,280	$142,577	$423,406	$405,920
Investment advisory fees, net-other	12,433	5,707	24,848	16,132
Administrative service fees, net-affiliates	35,323	34,371	104,472	93,555
Administrative service fees, net-other	1,541	1,690	4,573	5,288
Other service fees, net-affiliates	49,704	50,395	151,654	126,533
Other service fees, net-other	2,109	1,472	5,135	4,493
Other, net	1,545	1,757	5,035	5,725

Total revenue	243,935	237,969	719,123	657,646

Operating Expenses
Marketing and distribution	72,172	64,818	212,617	153,828
Compensation and related	48,099	44,868	142,456	130,938
Professional service fees	10,040	(15,135)	26,050	125
Office and occupancy	5,917	3,560	16,419	14,223
Systems and communications	5,757	4,552	15,465	14,091
Advertising and promotional	3,650	4,732	11,396	12,241
Travel and related	2,900	2,959	8,860	8,573
Amortization of deferred sales commissions	12,600	12,947	39,126	39,486
Amortization of intangible assets	5,389	4,035	13,835	10,039
Settlement expense	0	0	0	55,550
Other	3,460	3,546	9,206	9,074

Total operating expenses	169,984	130,882	495,430	448,168

Operating income	73,951	107,087	223,693	209,478

Nonoperating (Expenses) Income
Interest and dividends	1,614	2,285	7,726	5,629
Gain on securities, net	344	163	519	223
Debt expense – recourse	(157)	(82)	(287)	(256)
Debt expense – nonrecourse	(1,846)	(4,327)	(6,017)	(13,358)
Other	0	103	(2)	51

Total nonoperating (expenses) income, net	(45)	(1,858)	1,939	(7,711)

Income from continuing operations before minority interest and income taxes	73,906	105,229	225,632	201,767
Minority interest	1,359	2,563	4,193	7,491

Income from continuing operations before income taxes	72,547	102,666	221,439	194,276
Income tax provision	27,383	37,833	83,533	84,652

Income from continuing operations	45,164	64,833	137,906	109,624
Discontinued operations, net of tax	445	(1,166)	6,545	(1,168)

Net income	$45,609	$63,667	$144,451	$108,456

Earnings per share – Basic
Income from continuing operations	$0.44	$0.61	$1.32	$1.03
Income (loss) from discontinued operations	0.00	(0.01)	0.06	(0.01)

Net income	$0.44	$0.60	$1.38	$1.02

Earnings per share – Diluted
Income from continuing operations	$0.43	$0.60	$1.29	$1.01
Income (loss) from discontinued operations	0.00	(0.01)	0.06	(0.01)

Net income	$0.43	$0.59	$1.35	$1.00

Cash dividends per share	$0.180	$0.150	$0.510	$0.425

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2006	2005
Operating Activities
Net income	$144,451	$108,456

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	39,126	39,486
Depreciation and other amortization	17,619	14,498
Stock-based compensation expense	7,712	2,787
Minority interest	4,193	7,491
(Gain) loss on disposal of assets	(6,803)	935
Provision for deferred income taxes	104	9,450
Tax benefit from stock-based compensation	11,078	2,518
Excess tax benefits from stock-based compensation	(10,390)	0
Deferred sales commissions paid	(19,533)	(24,800)
Net purchases of trading securities	(5,030)	0
Contingent deferred sales charges received	12,654	15,533
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	18,721	(9,361)
Increase in other assets	(19,182)	(1,681)
(Decrease) increase in accounts payable and accrued expenses	(28,197)	65,107
Increase (decrease) in income taxes payable	250	(770)
Increase (decrease) in other current liabilities	6,450	(17,034)
Increase (decrease) in other long-term liabilities	288	(3,906)

Net cash provided by operating activities	173,511	208,709

Investing Activities
Additions to property and equipment	(3,925)	(2,148)
Net proceeds from disposal of business, equipment and other assets	6,664	2,002
Cash paid for business acquisitions, net of cash acquired	(155,718)	(60,990)
Purchases of securities available for sale	(514)	(5,211)
Proceeds from redemptions of securities available for sale	6,531	695
Decrease (increase) in restricted cash equivalents	205	(1,839)

Net cash used by investing activities	(146,757)	(67,491)

Financing Activities
Distributions to minority interest	(4,513)	(7,613)
Contributions from minority interest	150	0
Dividends paid	(54,157)	(45,396)
Proceeds from shareholders for stock-based compensation and other	9,099	2,230
Excess tax benefits from stock-based compensation	10,390	0
Purchases of treasury stock	(124,098)	(21,302)
Proceeds from new borrowings – nonrecourse	14,782	21,096
Payments on debt – nonrecourse	(48,072)	(50,750)
Other financing activities	(487)	(689)

Net cash used by financing activities	(196,906)	(102,424)

Net (decrease) increase in cash and cash equivalents	(170,152)	38,794
Cash and cash equivalents, beginning of period	245,846	256,213

Cash and cash equivalents, end of period	$75,694	$295,007

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The interim consolidated financial statements of Federated Investors, Inc. and its subsidiaries (collectively, Federated) included herein have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

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

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related) or to meet contractual requirements. Federated waived fees of $75.1 million and $263.2 million for the three- and nine-month periods ended September 30, 2006, respectively, and $103.1 million and $279.4 million, respectively, for the same periods of 2005, nearly all of which was for competitive reasons.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. In the case of shareholder services, the funds contract directly with financial intermediaries for the provision of shareholder services as a result of contractual changes implemented in May 2006. As such, Federated is not entitled to and therefore does not record shareholder service fee revenue from the funds on assets serviced by a third-party intermediary. Prior to May 2006, Federated acted as an agent and recorded shareholder service fees net of certain third-party payments. Third-party payments for shareholder services recorded as an offset to revenue for the nine months ended September 30, 2006 were $75.2 million as compared to $143.6 million for the same period in 2005.

In terms of revenue concentration by customer, two intermediary customers accounted for a total of approximately 27% and 26% of Federated’s total revenue for the third quarter and first nine months of 2006, respectively. The majority of this revenue is dependent upon the level of assets under management in numerous individual fund shareholder accounts. Notwithstanding that fact, significant changes in Federated’s relationship with these intermediary customers could have a material adverse effect on Federated’s results of operations.

(b) Stock-Based Compensation

Effective January 1, 2006, Federated adopted the fair-value-recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. Under this method, Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to adoption for which requisite service has not been provided as of January 1, 2006. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123(R). For prior periods, Federated used the fair-value-based

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

method of accounting for stock-based awards under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for all awards granted, modified or settled in 2003 or later. For all employee-related stock-option awards granted prior to 2003 with no subsequent modifications, Federated had applied the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense was not recognized for stock-option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant.

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

Had compensation costs for all stock options and employee restricted stock been determined based upon fair values at the grant dates in accordance with SFAS 123(R), Federated would have experienced net income and earnings per share similar to the pro forma amounts indicated below for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2005	2005
Net income	$63,667	$108,456
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	655	1,486
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards[1], net of related tax effects	(1,323)	(3,820)

Pro forma net income	$62,999	$106,122

Earnings per share:
Basic earnings per share	$0.60	$1.02
Pro forma basic earnings per share	$0.59	$1.00

Diluted earnings per share	$0.59	$1.00
Pro forma diluted earnings per share	$0.58	$0.98

[1]	“All awards” refers to awards granted, modified or settled on or after January 1, 1995, as required by SFAS 123.

(c) Intangible Assets

Intangible assets, consisting primarily of goodwill, customer relationship intangible assets and noncompete agreements acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model considers various factors to project future cash flows expected to be generated from the asset. Given the investment advisory nature of Federated’s business and of the businesses acquired over the years, these factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. After the fair value of all separately identifiable assets has been estimated, the cost of the acquisition in excess of the sum of the fair values of these assets is allocated to goodwill.

Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Federated uses a two-step process to test for and measure impairment that begins with an estimation of the fair value of its reporting unit. This first step is a screen for potential impairment, and if impairment has occurred, the second step measures the amount of impairment.

Federated amortizes separately identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used. Federated uses either the straight-line or an accelerated method of amortization after considering specific characteristics of the underlying fund shareholder base to forecast the pattern in which the economic benefits will be consumed, including fund shareholder behavior, demographics and persistency levels. The assets are amortized over their estimated useful lives, which range from five to 14 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in operating cash flows. Should there be an indication of a change in the useful life or impairment in value, Federated compares the carrying value of the asset and its related useful life to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets.

(d) Recent Accounting Pronouncements

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the financial statements.

FIN 48 – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating this standard and its impact, if any, on the financial statements.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3) Business Combinations and Acquisitions

In the third quarter 2006, Federated completed the acquisition of MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, oversaw approximately $6.7 billion in managed assets as of July 14, 2006 (MDT Acquisition). MDTA is an industry leader in quantitative investment techniques, having developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by creating a quantitative line of equity mutual funds to complement Federated’s existing equity mutual funds.

Federated acquired approximately 89 percent of the outstanding equity interests of MDTA with a right to acquire the remaining 11 percent held by various MDTA employees by June 30, 2007. The transaction included an initial purchase payment of approximately $102.0 million and additional purchase price payments of approximately $8.0 million in the first half of 2007 upon acquisition of the remaining 11 percent minority interests. As of September 30, 2006, Federated incurred $0.9 million in transaction costs directly attributable to the MDT Acquisition. For financial reporting purposes, Federated consolidates 100 percent of MDTA’s operations and accounts for the $8.0 million in minority interests as a short-term financing of upfront purchase price (included in “Other current liabilities – affiliates”). Accordingly, the results of operations of MDTA are included in Federated’s consolidated statements of income beginning as of July 14, 2006. In accordance with the purchase and sale agreement, Federated accrued interest on the portion of the purchase price financed by the minority interests at a rate equal to the yield earned by Federated’s Prime Value Obligations Fund.

The acquisition agreement provides for additional purchase price payments based upon growth in revenues over the next three years. The purchase price payments, which could aggregate as much as $130.0 million, will be recorded as additional goodwill at the time the contingency is resolved.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated has engaged external valuation experts to determine the fair value of the identifiable intangible assets. Although preliminary results of the external valuation are reflected in both the Consolidated Financial Statements as of September 30, 2006 and for the three and nine months then ended, and these footnotes, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material. Preliminary valuation results indicate $46.7 million of the purchase price is assignable to identifiable intangible assets with a weighted-average useful life of 9.7 years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition closing date.

(in millions)	At July 14, 2006
Investments (primarily investments of consolidated private investment funds)[1]	$15.2
Other current assets	1.9
Intangible assets
Customer relationships (10-year weighted-average useful life)	39.9
Noncompete (8-year weighted-average useful life)	6.8
Goodwill	68.8
Software (4-year weighted-average useful life)	3.0
Other long-term assets	1.3

Total assets acquired	136.9

Current liabilities[2]	(2.2)
Long-term deferred tax liability	(7.3)
Other long-term liabilities[2]	(1.3)
Minority interests in private investment funds[1]	(15.2)

Total assumed liabilities and minority interest	(26.0)

Total purchase price	$110.9

[1]	Subsequent to the acquisition and as of September 30, 2006, all but $0.5 million of the assets of the private funds were distributed to liquidate all but one of the private investment funds.
[2]	$0.6 million of the current liabilities balance and $1.1 million of the other long-term liabilities balance represent the present value of net future payments due under certain MDTA operating contracts which offer no future benefit to Federated. Payments made under these contracts will reduce these liabilities and will continue through July 2010.

Of the total customer relationship assets, approximately $14.9 million will be amortized on an accelerated basis over a ten-year useful life. The remaining $25.0 million in customer relationship assets, the noncompete asset and the software assets will be amortized on a straight-line basis over their respective useful lives. Of the total goodwill, approximately $48 million is expected to be deductible for tax purposes.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The following table summarizes unaudited pro forma financial information assuming the MDT Acquisition occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the MDT Acquisition been completed on the assumed dates and it is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the MDT Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2006	2005	2006	2005
Revenue	$245.2	$241.1	$733.4	$666.6
Income from continuing operations	45.2	61.7	136.2	99.1
Net income	45.6	60.5	142.7	98.0

Income from continuing operations per basic share	$0.44	$0.58	$1.30	$0.93
Income from continuing operations per diluted share	$0.43	$0.57	$1.27	$0.92

Net income per basic share	$0.44	$0.57	$1.36	$0.92
Net income per diluted share	$0.43	$0.56	$1.34	$0.91

The pro forma results include adjustments for the following: (1) to adjust for the effect of acquisition-related expenses including compensation and related, depreciation and amortization, interest and income tax expense; (2) to conform the accounting for stock-based payments across all periods presented by assuming the adoption of SFAS 123R occurred at the beginning of the periods presented; and (3) to eliminate certain revenue and expense attributable to certain historical operations of MDTA which were not acquired by Federated.

In the first quarter 2006, assets of an equity mutual fund previously advised by Wayne Hummer Asset Management Company, a direct subsidiary of Wintrust Financial Corporation, totaling approximately $158 million were acquired by a sponsored mutual fund (Wayne Hummer Acquisition). As a result of the transaction, Federated recorded a customer relationship intangible asset, which is being amortized on an accelerated basis over a seven-year useful life.

In the first quarter 2006, Federated purchased the non-controlling interest in Passport Research II, Ltd. (Passport II), a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co. (Passport II Acquisition). As a result of the transaction, the partnership was dissolved and the Passport II minority interest is no longer recorded. As part of the transaction, Federated recorded a customer relationship intangible asset, which is being amortized on an accelerated basis over a nine-year useful life, and recognized goodwill.

On December 30, 2005, Federated acquired all outstanding interests in Federated Asset Management GmbH (FAM), the German joint-venture company in which Federated held a 50% interest since 1998. In so doing, Federated obtained financial control of FAM, which serves as an administrator of separate accounts and distributor of Federated offshore fund products in Germany and other German-speaking countries in Europe. This transaction was accounted for using the purchase method of accounting and as a result, Federated consolidated the assets and liabilities of FAM in its Consolidated Balance Sheet as of December 31, 2005 based on their fair values.

In the third quarter 2005, assets of three equity mutual funds previously advised by Investors Management Group Ltd., a wholly owned subsidiary of AMCORE Financial, Inc., totaling approximately $142 million, were acquired by two sponsored mutual funds. As a result of the transaction, Federated recorded a customer relationship intangible asset which is being amortized on an accelerated basis over a seven-year useful life.

During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). As a result of the acquisition, approximately $19.3 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services were transitioned into Federated money market funds. The upfront cost of this acquisition was $27.1 million, which included $25.0 million in purchase price and $2.1 million in transaction costs. The purchase agreement also provides for contingent purchase price payments payable over five

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

years. The contingent purchase price payments are calculated as (1) a percentage of revenues less certain operating expenses directly attributed to these assets over the five-year period and (2) a one-time payment payable if certain net revenue targets are met. The first contingent purchase price payment totaling $10.7 million was paid in the second quarter 2006. At current asset levels, these additional payments would approximate $68 million over the remaining four-year period, of which $6.3 million was accrued in “Other current liabilities – other” as of September 30, 2006 and will be paid in the second quarter of 2007. This acquisition was accounted for using the purchase method of accounting. Accordingly, Federated began recognizing revenue and expenses related to the acquired assets in the Consolidated Statements of Income as of the acquisition date and allocated the cost of the acquisition to the acquired assets based on their estimated fair values as of the acquisition date. Federated recorded two customer relationship intangible assets totaling $23.4 million. These assets are being amortized on an accelerated basis over a weighted-average amortization period of nine years. Federated also recorded an intangible asset of $5.0 million representing the fair value of the noncompete agreement obtained from Alliance. This asset is being amortized on a straight-line basis over a seven-year useful life. Goodwill of $15.7 million, which represents the excess recorded costs of this acquisition over the fair value of the customer relationship and noncompete agreement intangible assets, has been recorded as of September 30, 2006 and is deductible for tax purposes.

In the second quarter 2001, Federated completed the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (Kaufmann Acquisition). In addition to the upfront purchase price paid at the date of the acquisition, Federated agreed to pay up to $165.5 million in additional purchase price contingent upon the achievement of specified revenue growth. As of September 30, 2006, Federated has paid out $165.5 million, making the final payment of $33.1 million in May 2006. This represented the final contingent purchase price payment under the terms of the acquisition agreement. As of December 31, 2005, “Other current liabilities – affiliates” included a $33.1 million accrual for the final contingent purchase price payment.

(4) Discontinued Operations

(a) Sale of Federated’s Clearing Business

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed at the beginning of the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million at September 30, 2006. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income for the three months ended June 30, 2006 and the three and nine months ended September 30, 2006.

Federated incurred $0.6 million in severance expense related to this sale; $0.3 million of which was recorded in “Discontinued operations, net of tax” during the first nine months of 2006. As of September 30, 2006, all severance payments have been made.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The Clearing Business’ results of operations have been reflected as discontinued operations for the 2006 and 2005 periods presented in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenue	$144	$3,521	$6,059	$10,100

Pretax (loss) income	$(187)	$1,192	$1,742	$3,281
Income tax (benefit) expense	(71)	527	754	1,440

(Loss) income from discontinued Clearing operations, net of tax	$(116)	$665	$988	$1,841

Also included in “Discontinued operations, net of tax” in the first nine months of 2006 is a $1.8 million reversal of a deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that will be utilized as a result of the capital gain on the sale of the Clearing Business. This reversal was recorded in the first quarter 2006.

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

For the three and nine months ended September 30, 2005, “Discontinued Operations, net of tax” included $0.1 million and $1.1 million, respectively, of after-tax losses from InvestLink operations, which included InvestLink revenue of $0.3 million and $1.4 million for the three and nine months ended September 30, 2005, respectively.

(c) Sale of Federated’s Transfer Agency Business

For the nine months ended September 30, 2005, Federated also reported a $0.2 million loss from the transfer agency business included in “Discontinued operations, net of tax,” related to residual costs of the business which was sold in the second quarter 2004.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended September 30, 2006 and December 31, 2005, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At September 30, 2006, the aggregate assets and liabilities of the products that Federated consolidated were $31.4 million and $0.7 million, respectively, on Federated’s Consolidated Balance Sheets. The assets and liabilities of the products are primarily classified as “Investments” and “Other current liabilities – other,” respectively, on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

During the nine months ended September 30, 2006, as a result of remeasurement events, Federated determined that it was no longer the primary beneficiary of two of the sponsored funds included in Federated’s Consolidated Financial Statements at December 31, 2005. As a result, Federated deconsolidated the assets and liabilities of the sponsored funds from its Consolidated Financial Statements. The deconsolidation was accounted for as a non-cash transaction for purposes of preparing the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and resulted in a $0.9 million decrease in both total assets and total liabilities for the nine months ended September 30, 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(6) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	September 30, 2006			December 31, 2005
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationship[1]	$143,723	$(49,450)	$94,273	$97,923	$(37,821)	$60,102
Noncompete agreements[2]	27,263	(15,929)	11,334	20,448	(13,725)	6,723
Other	12	(6)	6	12	(5)	7

Total identifiable intangible assets[3]	$170,998	$(65,385)	$105,613	$118,383	$(51,551)	$66,832

[1]	Weighted average amortization period of 10.0 years as of September 30, 2006
[2]	Weighted average amortization period of 6.7 years as of September 30, 2006
[3]	Weighted average amortization period of 9.5 years as of September 30, 2006

During the first nine months of 2006, Federated recorded $45.8 million of customer relationship intangible assets primarily in connection with the MDT Acquisition. These assets are being amortized over a weighted-average useful life of 9.8 years on an accelerated or straight-line basis consistent with the expected pattern in which the economic benefits of the asset will be consumed. Federated also recorded an intangible asset of $6.8 million representing the fair value of the noncompete agreement obtained from MDTA, which is being amortized on a straight-line basis over an eight-year useful life. See Note (3) for a complete discussion on recent acquisitions.

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2006 were $5.4 million and $13.8 million, respectively, and $4.0 million and $10.0 million, respectively, for the same periods of 2005. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years.

(in thousands)	For the years ending December 31,
2006	$19,051
2007	$19,298
2008	$17,229
2009	$15,952
2010	$14,860

Goodwill at September 30, 2006 and December 31, 2005 was $384.1 million and $303.2 million, respectively. During the nine months ended September 30, 2006, Federated recorded goodwill primarily in connection with the MDT Acquisition ($68.8 million) and the Alliance Acquisition ($8.6 million). See Note (3) for additional information.

(7) Other Current Liabilities - Other

Federated’s “Other current liabilities – other” at September 30, 2006 and December 31, 2005 included $1.4 million and $1.6 million, respectively, for an accrual for Class B common stock repurchased during the period but not settled until the subsequent period. At September 30, 2006, this line item included $6.9 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review, government investigations into past mutual fund trading practices and related civil litigation (see Note (15)). The retention of this advance payment is contingent upon the approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this advance payment. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved. Also included at September 30, 2006 and December 31, 2005 was $6.3 million and $8.4 million, respectively, related to the contingent purchase price of the Alliance Acquisition. See Note (3) for additional information on this acquisition.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Recourse Debt

Federated’s total capital lease obligation was $0.3 million at both September 30, 2006 and December 31, 2005, and was included in “Other current liabilities – other” and “Other long-term liabilities – other.” The capital lease outstanding at September 30, 2006 carried an interest rate of 6.93% and expires in the fourth quarter 2009. The weighted-average interest rate for capital leases outstanding at December 31, 2005 was 6.83%.

As of September 30, 2006, Federated had no outstanding balance under its $150.0 million Second Amended and Restated Credit Agreement as amended (Credit Facility). The Credit Facility was replaced by a new credit facility on October 31, 2006 (see Note (16)).

Due to the completion of the sale of the Clearing Business, a wholly owned subsidiary of Federated terminated its $50 million discretionary line of credit with a bank in September 2006. This 364-day agreement had no outstanding balance upon termination.

(9) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Deferred sales commissions on B-shares, net	$119,603	$154,544
Other deferred sales commissions, net	3,773	3,018

Deferred sales commissions, net	$123,376	$157,562

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at September 30, 2006	September 30, 2006	December 31, 2005
	2006[1]	2005[2]
Financings between April 1997 and September 2000	8.60%	8.30%	2.0 years	$11,241	$23,843
Financings between October 2000 and December 2003	4.90%	5.14%	5.3 years	61,328	86,445
Financings between January 2004 and September 2006	5.60%	5.16%	8.0 years	51,725	49,496

Total debt – nonrecourse				$124,294	$159,784

[1]	As of September 30, 2006
[2]	As of December 31, 2005

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

Management performs recoverability analyses of the deferred sales commission assets and nonrecourse debt related to B-share financings. The evaluations performed in the second quarter 2006 indicated that future cash flows related to financings closed through September 2000 will not be sufficient to fully amortize the related asset and debt balances. As such, in addition to the normal amortization occurring during the period based on B-share-related distribution, shareholder service and CDSC fee cash flows, the B-share-related deferred sales commission asset balance and nonrecourse debt were each written down by $2.2 million in the second quarter 2006. There was no impact on the results of operations as a result of this write-down.

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

(10) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.15, $0.18, and $0.18 per share or approximately $16.0 million, $19.2 million, and $18.9 million were paid in the first, second, and third quarters of 2006, respectively, to holders of common shares.

Federated repurchased 3,887,844 shares of its Class B common stock, 3,754,000 shares of which were part of its current share- buyback program, during the nine months ended September 30, 2006. As of September 30, 2006, Federated could repurchase 8.6 million additional shares under the current board-approved programs. The remaining 133,844 shares were repurchased in connection with employee separations during the nine months ended September 30, 2006, and were not counted against the board-approved share-buyback program.

Prior to September 29, 2006, stock repurchases and dividend payments were subject to restrictions under the Credit Facility. These restrictions limited cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. Effective September 29, 2006, the Credit Facility was amended to remove these restrictions. See Note (16) for information on the new credit facility.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan, which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of September 30, 2006, a total of 81,342 shares had been purchased by employees in this plan since the plan’s inception.

(11) Stock-Based Compensation

Federated’s long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders in April 2002 and April 2006. Stock-based awards are granted to reward Federated’s employees and independent directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the plan’s inception, a total of 23.6 million shares of Class B common stock have been authorized for granting stock-based awards in the form of restricted stock, stock options or other stock-based awards. As of September 30, 2006, 4.9 million shares are available under the Plan.

Federated’s net income for the three- and nine-month periods ended September 30, 2006 included $2.8 million and $7.7 million, respectively, of compensation costs and $1.0 million and $2.9 million, respectively, of income tax benefits related to stock-based awards. Federated’s net income for the three- and nine-month periods ended September 30, 2005 included $1.3 million and $2.8 million, respectively, of compensation costs and $0.5 million and $1.0 million, respectively, of income tax benefits related to stock-based awards. At September 30, 2006, there was approximately $47.3 million of total unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted-average period of 6.5 years.

For the three and nine months ended September 30, 2006, Federated recorded $1.0 million and $3.4 million, respectively of stock-based compensation expense in “Income from continuing operations before income taxes” related to Federated’s adoption of SFAS 123(R). For the three and nine months ended September 30, 2006, Federated recorded $0.6 million and $2.2 million, respectively of stock-based compensation expense in “Net income” related to Federated’s adoption of SFAS 123(R). This reduced both basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 by $0.01 and $0.02, respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Restricted Stock

Federated’s restricted stock awards represent shares of Federated Class B common stock which may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions typically lapse on the fifth- and tenth-year anniversaries of the grant date for the vested portion of the award. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During the period of restriction, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the nine-month period ended September 30, 2006:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	1,009,343	$26.71
Granted[1]	777,596	$32.05
Vested[2]	(117,917)	$28.08
Forfeited	(127,844)	$26.79

Non-vested at September 30, 2006	1,541,178	$29.29

[1]	During the first quarter of 2006, Federated awarded 171,596 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date, was issued out of treasury and will vest over a three-year period. During the second quarter of 2006, Federated awarded 606,000 shares of restricted Federated Class B common stock to certain key employees. This restricted stock was issued out of treasury and will vest over a ten-year period. No awards were granted during the third quarter of 2006.
[2]	The total fair value of restricted stock vested during the three- and nine-month periods ended September 30, 2006 was $0.6 million and $4.1 million, respectively. The total fair value of restricted stock vested during both the three- and nine-month periods ended September 30, 2005 was $0.6 million.

During the first quarter 2006, Federated repurchased 6,000 vested shares of restricted stock in connection with an employee separation. The settlement price paid per share equaled the market price of Federated Class B common stock on the settlement date. As a result of the settlement, Federated recognized the $0.2 million cash payment as a cost of treasury stock purchased during the quarter.

Federated awarded 777,596 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $32.05 to employees during the nine-month period ended September 30, 2006, and awarded 674,796 shares of restricted Class B common stock with a weighted-average grant-date fair value of $27.47 during the nine-month period ended September 30, 2005.

(b) Stock Options

The outstanding stock options were granted with exercise prices that equaled or exceeded the market price of Federated’s Class B common stock on the grant date. The options generally have graded vesting schedules that vary in length from three to ten years and in certain cases, may contain accelerated vesting provisions based upon the attainment of specific performance criteria. The stated exercise period is typically a one-year period following the date on which the entire award becomes fully vested. Each vested option may be exercised for the purchase of one share of Class B common stock at the exercise price. In some cases, Federated awarded stock options with no requisite service requirement. These options, which were fully vested on the date of grant, were immediately exercisable and expire no later than ten years after the grant date.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The following table summarizes the status of and changes in Federated’s stock option program during the nine-month period ended September 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	7,748,111	$20.36	4.4	$144.8
Granted	12,000	$37.73
Exercised[1]	(1,117,858)	$6.51
Forfeited	(549,575)	$27.53

Outstanding at September 30, 2006	6,092,678	$22.29	4.1	$70.7

Vested at September 30, 2006	3,131,302	$19.44	3.8	$45.0

Exercisable at September 30, 2006	1,503,378	$17.35	3.4	$24.8

[1]	Total options exercised during the three- and nine-month periods ended September 30, 2006 were 961,457 and 1,117,858, respectively, and 155,205 and 260,598, respectively, for the same periods of 2005. The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2006 was $26.2 million and $28.4 million, respectively, and $4.1 million and $6.8 million, respectively, for the same periods of 2005.

Federated granted 12,000 stock options to independent directors with a weighted-average grant-date fair value of $7.93 and $5.45 during both of the second quarters of 2006 and 2005, respectively. Federated estimated the grant-date fair value using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2006 and 2005, respectively: dividend yields based on latest annualized dividend of 1.91% and 2.19%; expected volatility factors based on historical volatility of 18.8% and 21.6%; risk-free interest rates based on the U.S. Treasury strip rate for the expected life of the option of 4.93% and 3.77%; and an expected life of 5.0 years for all options granted. Because Federated does not have historical stock option exercise data on similar stock options, the expected life is based on the assumption that these options will be exercised evenly over the life of the option. As these options have a ten-year exercise period, the assumption is that the average expected life is five years.

(12) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected statutory rate	35.0%	35.0%	35.0%	35.0%
Increase:
State income taxes, net of Federal benefit	2.4	1.5	2.2	1.9
Non-deductible portion of Settlement expense	0.0	0.0	0.0	6.3
Other	0.3	0.4	0.5	0.4

Total	37.7%	36.9%	37.7%	43.6%

As previously mentioned, during the first nine months of 2006, Federated reversed a valuation allowance equal to $1.8 million for the portion of the capital loss carry forwards that will be utilized as a result of the capital gain on the sale of the Clearing Business. The reversal was included in “Discontinued operations, net of tax” in the first quarter 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

SFAS 123(R) provides that if a tax deduction taken on the company’s income tax return for a stock-based award exceeds the cumulative amount of compensation cost recognized in the financial statements, the company shall recognize the excess tax benefit as an increase to stockholders’ equity. The amount of such excess income tax benefit related to stock-based compensation included in stockholders’ equity, but excluded from net income for the three- and nine-month periods ended September 30, 2006 was $9.4 million and $11.1 million, respectively. The amount of such excess income tax benefit for the three- and nine-month periods ended September 30, 2005 was $1.6 million and $2.5 million, respectively.

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Numerator
Income from continuing operations	$45,164	$64,833	$137,906	$109,624
Income (loss) from discontinued operations	445	(1,166)	6,545	(1,168)

Net income	$45,609	$63,667	$144,451	$108,456

Denominator
Basic weighted-average shares outstanding	103,587	106,109	104,711	106,116
Dilutive potential shares from stock-based compensation	1,755	2,127	2,132	2,023

Diluted weighted-average shares outstanding	105,342	108,236	106,843	108,139

Earnings per share – Basic
Income from continuing operations	$0.44	$0.61	$1.32	$1.03
Income (loss) from discontinued operations	0.00	(0.01)	0.06	(0.01)

Net income	$0.44	$0.60	$1.38	$1.02

Earnings per share – Diluted
Income from continuing operations	$0.43	$0.60	$1.29	$1.01
Income (loss) from discontinued operations	0.00	(0.01)	0.06	(0.01)

Net income	$0.43	$0.59	$1.35	$1.00

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the three- and nine-month periods ended September 30, 2006, options to purchase 1.4 million and 1.1 million shares at weighted-average exercise prices per share of $32.25 and $32.55, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the options in the assumed proceeds or because the option exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and nine-month periods ended September 30, 2005, options to purchase 1.0 million and 1.8 million shares at a weighted-average exercise price per share of $33.64 and $32.25, respectively, were outstanding but not included in the computation of diluted earnings per share for each period due to the option exercise price being greater than the average market price of Federated Class B common stock. Under the treasury stock method, in the event the options become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $45.7 million and $144.5 million for the three- and nine-month periods ended September 30, 2006, respectively, and $63.6 million and $108.2 million, respectively, for the same periods of 2005.

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

As part of the MDT Acquisition, Federated may be required to make additional purchase price payments upon the occurrence of certain events. First, as previously mentioned, certain MDTA employees hold an aggregate 11% minority interest in MDTA. These minority interests are subject to a put/call option whereby the minority interests have the right to put their interest to Federated or Federated can call the interests in 2007. In either event, Federated will be required to pay the $8.0 million purchase price plus interest accruing at a rate equal to the yield earned by Federated’s Prime Value Obligations Fund. This payment will be recorded as a reduction to “Other current liabilities – affiliates.” In addition, Federated may be required to make annual contingent purchase price payments based upon growth in MDTA net revenues over the next three years. These purchase price payments, which could aggregate as much as $130.0 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation related payments. These contracts expire on various dates through the year 2012. The remaining estimated minimum amount payable under these arrangements approximates $7.6 million, of which an estimated $0.5 million and $2.0 million are payable in the last quarter of 2006 and in 2007, respectively. The remaining estimated maximum amount payable under these arrangements approximates $23.1 million, of which up to $0.5 million and $4.7 million could be payable in the last quarter of 2006 and in 2007, respectively, if certain performance targets are achieved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first contingent purchase price payment totaling $10.7 million was paid in the second quarter 2006. At current asset levels, these additional payments would approximate $68 million over the remaining four-year period, of which $6.3 million was accrued in “Other current liabilities – other” as of September 30, 2006 and will be paid in the second quarter of 2007. This acquisition was accounted for using the purchase method of accounting.

Pursuant to another acquisition agreement, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In this case, the payments occur quarterly and could continue through the first quarter 2007.

(b) Guarantees and Indemnifications

In connection with the sale of InvestLink (see Note (4)(b)), the real estate lease for office space was assigned to the purchaser of InvestLink. As of September 30, 2006, Federated was the named guarantor for this lease agreement. Pursuant to the guarantee agreement, the term of which expires December 31, 2008, Federated would be required to make the scheduled lease-related payments to the landlord in the event the lessee defaults on the payment. As of September 30, 2006, the maximum potential amount of future lease-related payments is $0.6 million. Management believes that the likelihood of making any payment under this guarantee is remote. Management estimated the fair value of the guarantee at inception by performing a probability-weighted future cash flow analysis which gave due regard to the remote likelihood that the lessee will default on the lease-related payments. Based on this analysis, management did not recognize a liability for the guarantee either at the inception of the guarantee or at September 30, 2006.

On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated’s right to challenge the other party’s claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial position or results of operations.

(c) Settlements of Past Mutual Fund Trading Issues

During the fourth quarter 2005, Federated announced that it had entered into settlement agreements with the Securities and Exchange Commission and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the nine-month period ended September 30, 2006, these fee reductions were $2.9 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

The Consolidated Financial Statements for the three-month period ended September 30, 2006 reflect approximately $2.3 million pretax expense for costs incurred and estimated to complete the distribution of Federated’s regulatory settlement. This impacted both income from continuing operations and net income by $1.4 million and the related earnings per diluted share amounts by $0.01 for the three months ended September 30, 2006. Actual costs may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

(16) Subsequent Events

On October 26, 2006, the board of directors declared a dividend of $0.18 per share to be paid on November 15, 2006, to shareholders of record as of November 8, 2006.

On October 26, 2006, Federated launched a $1.0 billion collateralized debt obligation investment product (CDO). The CDO, which meets the definition of a VIE, invests primarily in high-grade, asset-backed securities and offers investors opportunity for

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

returns that vary with the risk level of their investment. The CDO has a term to maturity of 30 years and an expected life of 10 years. Federated will act as the collateral manager for the CDO and holds an equity ownership of approximately $1.5 million which represents Federated’s maximum potential exposure to loss. Federated has neither guaranteed nor is contractually liable for any of the CDO’s obligations. Federated is not the primary beneficiary of the CDO and will therefore record its investment in the CDO at fair value as a long-term asset on the Consolidated Balance Sheets.

On October 31, 2006, Federated entered into a five-year $200 million Revolving Credit Facility with an option to increase it to $300 million during the term of the facility upon commitment from the lenders (the New Credit Facility). Borrowings under the New Credit Facility would bear interest, at the option of Federated, at a defined prime rate or at a spread dependent upon its debt rating over the London Interbank Offering Rate (“LIBOR”) or Federal Funds effective rate. Under the New Credit Facility, Federated will pay a facility fee based on its debt credit rating, currently 7.5 basis points and can make cash payments for stock repurchases or shareholder dividend payments as long as liquidity of no less than $10 million is maintained during the payment period. Certain subsidiaries entered into a Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the New Credit Facility. The New Credit Facility also includes financial and non-financial covenants, which are similar in nature to the covenants contained in the Credit Facility. The New Credit Facility, which expires October 31, 2011, will be used for general corporate purposes and replaces the current $150 million 364-day Credit Facility which was terminated on October 31, 2006.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $222.7 billion in managed assets as of September 30, 2006. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separate accounts (which includes separately managed accounts, institutional accounts and sub-advised funds, both variable annuity and other) and other sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at September 30, 2006 attributable to such markets are as follows: wealth management and trust (46%), broker/dealer (43%), global institutional (8%) and other (3%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Since Federated’s products are largely distributed through financial intermediaries, Federated pays a significant portion of the distribution fees from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services will vary with changes in the number of plan participants that are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

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

Business Developments

In the fourth quarter 2006, assets of three mutual funds previously advised by Sentinel Asset Management, Inc. totaling approximately $73 million were acquired by three sponsored mutual funds.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In the fourth quarter, Federated launched a $1.0 billion collateralized debt obligation investment product (CDO). The CDO, which meets the definition of a VIE, invests primarily in high-grade, asset-backed securities and offers investors opportunity for returns that vary with the risk level of their investment. The CDO has a term to maturity of 30 years and an expected life of 10 years. Federated will act as the collateral manager for the CDO and holds an equity ownership of approximately $1.5 million which represents Federated’s maximum potential exposure to loss. Federated has neither guaranteed nor is contractually liable for any of the CDO’s obligations. Federated is not the primary beneficiary of the CDO and will therefore record its investment in the CDO at fair value as a long-term asset on the Consolidated Balance Sheets.

Historically, Federated has been classified as one of eight ‘preferred’ fund family firms within the Edward Jones brokerage firm. Preferred firms have the highest level of access and participation in various sales related meetings and training conducted by Edward Jones. During the third quarter, Federated was reclassified as one of five ‘focus firms’. As a focus firm, Federated will continue to be able to contact Edward Jones investment representatives but will not participate in certain sales related meetings as it had done in the past. Edward Jones is the leading seller of Federated-sponsored equity and fixed-income mutual fund products. Federated’s reclassification could lead to a decrease in these fund product sales and an increase in redemptions that could adversely affect Federated’s revenue and results of operations if it occurs over an extended time period.

In the third quarter 2006, Federated completed the acquisition of MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, oversaw approximately $6.7 billion in managed assets as of July 14, 2006 (MDT Acquisition). MDTA is an industry leader in quantitative investment techniques, having developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by creating a quantitative line of equity mutual funds to complement Federated’s existing equity mutual funds.

Federated acquired approximately 89 percent of the outstanding equity interests of MDTA with a right to acquire the remaining 11 percent held by various MDTA employees by June 30, 2007. The transaction included an initial purchase payment of approximately $102.0 million and additional purchase price payments of approximately $8.0 million in the first half of 2007 upon acquisition of the remaining 11 percent minority interests. As of September 30, 2006, Federated incurred $0.9 million in transaction costs directly attributable to the MDT Acquisition. For financial reporting purposes, Federated consolidates 100 percent of MDTA’s operations and accounts for the $8.0 million in minority interests as a short-term financing of upfront purchase price (included in “Other current liabilities – affiliates”). Accordingly, the results of operations of MDTA are included in Federated’s consolidated statements of income beginning as of July 14, 2006. In accordance with the purchase and sale agreement, Federated accrued interest on the portion of the purchase price financed by the minority interests at a rate equal to the yield earned by Federated’s Prime Value Obligations Fund.

The acquisition agreement provides for additional purchase price payments based upon growth in revenues over the next three years. The purchase price payments, which could aggregate as much as $130.0 million, will be recorded as additional goodwill at the time the contingency is resolved.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated has engaged external valuation experts to determine the fair value of the identifiable intangible assets. Although preliminary results of the external valuation are reflected in both the Consolidated Financial Statements as of September 30, 2006 and for the three and nine months then ended, and these footnotes, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material. Preliminary valuation results indicate $46.7 million of the purchase price is assignable to identifiable intangible assets with a weighted-average useful life of 9.7 years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition closing date.

(in millions)	At July 14, 2006
Investments (primarily investments of consolidated private investment funds)[1]	$15.2
Other current assets	1.9
Intangible assets
Customer relationships (10-year weighted-average useful life)	39.9
Noncompete (8-year weighted-average useful life)	6.8
Goodwill	68.8
Software (4-year weighted-average useful life)	3.0
Other long-term assets	1.3

Total assets acquired	136.9

Current liabilities[2]	(2.2)
Long-term deferred tax liability	(7.3)
Other long-term liabilities[2]	(1.3)
Minority interests in private investment funds[1]	(15.2)

Total assumed liabilities and minority interest	(26.0)

Total purchase price	$110.9

[1]	Subsequent to the acquisition and as of September 30, 2006, all but $0.5 million of the assets of the private funds were distributed to liquidate all but one of the private investment funds.
[2]	$0.6 million of the current liabilities balance and $1.1 million of the other long-term liabilities balance represent the present value of net future payments due under certain MDTA operating contracts which offer no future benefit to Federated. Payments made under these contracts will reduce these liabilities and will continue through July 2010.

Of the total customer relationship assets, approximately $14.9 million will be amortized on an accelerated basis over a ten-year useful life. The remaining $25.0 million in customer relationship assets, the noncompete asset and the software assets will be amortized on a straight-line basis over their respective useful lives. Of the total goodwill, approximately $48 million is expected to be deductible for tax purposes.

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed at the beginning of the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million at September 30, 2006. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income for the three months ended June 30, 2006 and the three and nine months ended September 30, 2006.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In the first quarter 2006, assets of an equity mutual fund previously advised by Wayne Hummer Asset Management Company, a direct subsidiary of Wintrust Financial Corporation, totaling approximately $158 million were acquired by a sponsored mutual fund (Wayne Hummer Acquisition). As a result of the transaction, Federated recorded a customer relationship intangible asset, which is being amortized on an accelerated basis over a seven-year useful life.

In the first quarter 2006, assets of an equity mutual fund previously advised by Mason Street Advisors, LLC, a wholly owned company of Northwestern Mutual, totaling approximately $218 million, were acquired by a sponsored mutual fund. As a result of this transaction, no assets were recorded.

In the first quarter 2006, Federated purchased the non-controlling interest in Passport Research II, Ltd. (Passport II), a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co. (Passport II Acquisition). As a result of the transaction, the partnership was dissolved and the Passport II minority interest is no longer recorded. As part of the transaction, Federated recorded a customer relationship intangible asset, which is being amortized on an accelerated basis over a nine-year useful life, and recognized goodwill.

Effective January 1, 2006, Federated adopted the fair-value-recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. Under SFAS 123(R), Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to adoption for which requisite service has not been provided as of January 1, 2006. For the three and nine months ended September 30, 2006, Federated recorded $1.0 million and $3.4 million, respectively of stock-based compensation expense in “Income from continuing operations before income taxes” related to Federated’s adoption of SFAS 123(R). For the three and nine months ended September 30, 2006, Federated recorded $0.6 million and $2.2 million, respectively of stock-based compensation expense in “Net income” related to Federated’s adoption of SFAS 123(R). This reduced both basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 by $0.01 and $0.02, respectively. The impact of the adoption of SFAS 123(R) on diluted EPS is expected to be less than $0.01 in the remaining quarter of 2006.

Prior to its adoption of SFAS 123(R), Federated used the fair-value-based method of accounting for stock-based awards under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 123) for all awards granted, modified or settled in 2003 or later. For all employee-related stock-option awards granted prior to 2003 with no subsequent modifications, Federated applied the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation expense was not recognized for stock option awards granted with an exercise price equal to or greater than the market value of Federated’s Class B common stock on the date of grant. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123(R).

As of September 30, 2006 total compensation expense related to unvested stock-based awards not yet recognized in the Statements of Income was approximately $47.3 million, which will be recognized over a weighted-average period of 6.5 years.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2006	2005
By Asset Class
Money market	$162,808	$153,985	6%
Equity	38,276	29,650	29%
Fixed-income	21,659	23,800	(9)%

Total managed assets	$222,743	$207,435	7%

By Product Type
Mutual Funds:
Money market	$146,841	$139,621	5%
Equity	27,171	26,098	4%
Fixed-income	18,012	19,744	(9)%

Total mutual fund assets	$192,024	$185,463	4%

Separate Accounts:
Money market	$15,967	$14,364	11%
Equity	11,105	3,552	213%
Fixed-income	3,647	4,056	(10)%

Total separate account assets	$30,719	$21,972	40%

Total managed assets	$222,743	$207,435	7%

Average Managed Assets

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent Change
(in millions)	2006	2005	Change	2006	2005
By Asset Class
Money market	$161,558	$154,416	5%	$162,199	$139,996	16%
Equity	36,429	29,542	23%	32,700	28,793	14%
Fixed-income	21,685	24,102	(10)%	22,138	24,718	(10)%

Total average managed assets	$219,672	$208,060	6%	$217,037	$193,507	12%

By Product Type
Mutual Funds:
Money market	$145,840	$140,060	4%	$145,244	$124,809	16%
Equity	26,550	26,043	2%	26,776	25,560	5%
Fixed-income	18,023	20,007	(10)%	18,380	20,476	(10)%

Total average mutual fund assets	$190,413	$186,110	2%	$190,400	$170,845	11%

Separate Accounts:
Money market	$15,718	$14,356	9%	$16,955	$15,187	12%
Equity	9,879	3,499	182%	5,924	3,233	83%
Fixed-income	3,662	4,095	(11)%	3,758	4,242	(11)%

Total average separate account assets	$29,259	$21,950	33%	$26,637	$22,662	18%

Total average managed assets	$219,672	$208,060	6%	$217,037	$193,507	12%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2006	2005		2006	2005
Period-end assets	$18,423	$18,632	(1)%	$18,423	$18,632	(1)%
Average assets	18,236	18,020	1%	18,343	18,349	(0)%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Equity Funds
Beginning assets	$26,488	$25,573	$26,031	$25,951

Sales	1,457	1,150	4,450	3,838
Redemptions	(1,610)	(1,854)	(5,291)	(4,870)

Net redemptions	(153)	(704)	(841)	(1,032)
Net exchanges	(7)	(3)	8	25
Acquisition related	267	142	643	142
Other[1]	576	1,090	1,330	1,012

Ending assets	$27,171	$26,098	$27,171	$26,098

Fixed-Income Funds
Beginning assets	$17,967	$20,237	$19,037	$21,137

Sales	1,039	1,166	3,448	4,038
Redemptions	(1,453)	(1,609)	(4,875)	(5,652)

Net redemptions	(414)	(443)	(1,427)	(1,614)
Net exchanges	(5)	(24)	(58)	(65)
Acquisition related	34	0	34	50
Other[1]	430	(26)	426	236

Ending assets	$18,012	$19,744	$18,012	$19,744

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Components of Changes in Equity and Fixed-Income Separate Account Assets1

(in millions)	Three Months Ended September 30, 2006[2]
Equity Separate Accounts
Beginning assets	$4,035

Net customer flows[3]	201
Acquisition related	6,420
Other[3]	449

Ending assets	$11,105

Fixed-Income Separate Accounts
Beginning assets	$3,708

Net customer flows[3]	(170)
Acquisition related	0
Other[3]	109

Ending assets	$3,647

[1]	Includes separately managed accounts (SMA), institutional accounts and sub-advised accounts (variable annuity and other).
[2]	Information for comparable prior periods is not currently available in this format.
[3]	For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Other and the impact of Acquisition related. Other includes the approximate effect of changes in the market value of securities held in the portfolios, reinvested dividends and distributions and net investment income.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2006	2005	2006	2005
Money market assets	75%	72%	47%	43%
Equity assets	15%	15%	39%	39%
Fixed-income assets	10%	13%	13%	17%
Other activities	—	—	1%	1%

The September 30, 2006 period-end managed assets increased 7% over period-end managed assets at September 30, 2005. Average managed assets for the three and nine months ended September 30, 2006, increased 6% and 12%, respectively, over average managed assets for the same periods in 2005. Total money market assets at September 30, 2006 increased 6% as compared to September 30, 2005. Average money market assets increased 5% for the three-month period ended September 30, 2006 as compared to the same period of 2005 primarily due to organic growth. Average money market assets increased 16% for the nine-month period ended September 30, 2006 as compared to the same period of 2005 primarily due to the acquisition of the cash management business of Alliance Capital Management L. P. (Alliance Acquisition) (see Note (3) to the Consolidated Financial Statements) and organic growth.

Period-end equity assets at September 30, 2006 increased 29% as compared to September 30, 2005 and average equity assets for the three- and nine-month periods ended September 30, 2006 increased 23% and 14%, respectively, over the average assets for the same periods in 2005 primarily due to the MDT Acquisition and market appreciation. Period-end fixed income assets at September 30, 2006 decreased 9% and average fixed-income assets for both the three- and nine-month periods ended September 30, 2006, declined 10% as compared to the same periods last year.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and nine-month periods ended September 30 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2006	2005	Change	Percent Change	2006	2005	Change	Percent Change
Revenue from managed assets	$240.0	$234.7	$5.3	2%	$708.9	$647.1	$61.8	10%

Revenue from sources other than managed assets	3.9	3.3	0.6	18%	10.2	10.5	(0.3)	(3)%

Total Revenue	$243.9	$238.0	$5.9	2%	$719.1	$657.6	$61.5	9%

Revenue from managed assets increased $5.3 million for the three-month period ended September 30, 2006 as compared to the same period in 2005 due to 1) a $6.8 million increase generated from assets acquired in connection with the MDT Acquisition, 2) a $5.6 million and $3.0 million increase resulting from an increase in average money market and equity (excluding assets acquired in the MDT Acquisition) assets under management, respectively, partially offset by 1) a decrease of $4.9 million resulting from a decrease in fixed-income assets, 2) an increase in certain fees waived by Federated resulting from increases in certain fund expenses reducing revenue $3.2 million and 3) a decrease of $0.9 million from certain advisory fee reductions implemented January 1, 2006 (see Note (15)(c) to the Consolidated Financial Statements).

Revenue from managed assets increased $61.8 million for the nine-month period ended September 30, 2006 as compared to the same period in 2005 due to 1) a $43.2 million and $6.8 million increase generated from assets acquired in connection with the Alliance and MDT Acquisitions, respectively, 2) a $20.0 million and $18.2 million increase resulting from an increase in average equity and money market (excluding assets acquired in the Alliance and MDT Acquisitions) assets under management, respectively, partially offset by 1) a decrease of $14.8 million resulting from a decrease in fixed-income assets, 2) an increase in certain fees waived by Federated resulting from increases in certain fund expenses reducing revenue $6.9 million and 3) a decrease of $2.9 million from certain advisory fee reductions implemented January 1, 2006 (See Note (15)(c) to the Consolidated Financial Statements).

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30 are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2006	2005	Change	Percent Change	2006	2005	Change	Percent Change
Marketing and distribution	$72.2	$64.8	$7.4	11%	$212.6	$153.8	$58.8	38%
Compensation and related	48.1	44.9	3.2	7%	142.5	130.9	11.6	9%
Amortization of deferred sales commissions	12.6	12.9	(0.3)	(2)%	39.1	39.5	(0.4)	(1)%
Amortization of intangible assets	5.4	4.0	1.4	35%	13.8	10.0	3.8	38%
Settlement expense	0	0	0	0%	0	55.6	(55.6)	(100)%
All other	31.7	4.3	27.4	637%	87.4	58.4	29.0	50%

Total Operating Expenses	$170.0	$130.9	$39.1	30%	$495.4	$448.2	$47.2	11%

Total operating expenses for the three-month period ended September 30, 2006 increased $39.1 million compared to the same period in 2005. Marketing and distribution expense increased $7.4 million primarily due to a $5.3 million increase from higher average money market assets under management and a $1.2 million increase from higher average equity assets under management (excluding increases associated with the MDT Acquisition). Compensation and related expense increased $3.2 million primarily due to a $3.0 million increase resulting from the MDT Acquisition in the third quarter 2006. Amortization of intangible assets increased $1.4 million due primarily to $1.3 million in amortization expense recorded in connection with the MDT Acquisition in the third quarter 2006. All other expenses increased $27.4 million primarily due to the recognition of a $23.6 million insurance reimbursement in the third quarter 2005 related to costs incurred for various legal, regulatory and compliance matters and approximately $2.3 million recorded in the third quarter 2006 related to the estimated cost of distributing Federated’s regulatory settlement amount (see Note (15) to the Consolidated Financial Statements).

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Total operating expenses for the nine-month period ended September 30, 2006 increased $47.2 million compared to the same period in 2005. Marketing and distribution expense increased $58.8 million primarily due to a $36.3 million increase in expenses associated with the increase in assets under management from the Alliance Acquisition, a $12.9 million increase from higher average money market assets under management (excluding increases associated with the Alliance Acquisition) and a $4.3 million increase from higher average equity assets under management (excluding increases associated with the MDT Acquisition). Compensation and related expense increased $11.6 million primarily due to a $3.4 million increase due to the adoption of SFAS 123(R), a $3.0 million increase resulting from the MDT Acquisition in the third quarter 2006 and a $2.8 million increase in severance expense. Amortization of intangible assets increased $3.8 million due primarily to a $1.6 million increase in amortization expense recorded in connection with the Alliance Acquisition and $1.3 million in amortization expense recorded in connection with the MDT Acquisition. “Settlement expense” decreased $55.6 million as a result of settling with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) in the fourth quarter of 2005 (see Note (15) to the Consolidated Financial Statements). All other expenses increased $29.0 million primarily due to the recognition of a $23.6 million insurance reimbursement in the third quarter 2005 related to costs incurred for various legal, regulatory and compliance matters.

Nonoperating (Expenses) Income. Nonoperating expense, net, decreased $1.8 million for the three-month period ended September 30, 2006 as compared to the same period in 2005 primarily due to a $2.5 million decrease in “Debt expense – nonrecourse” attributable to lower average nonrecourse debt balances due mainly to B-share-related deferred sales commission asset balance and nonrecourse debt write downs taken in fourth quarter 2005 ($85.2 million) and in second quarter 2006 ($2.2 million) (see Note (9) to the Consolidated Financial Statements for additional information on the current year’s write-down). This decrease was partially offset by a $0.7 million decrease in “Interest and dividends” primarily as a result of lower invested cash balances ($1.3 million) resulting from cash used for the MDT Acquisition in third quarter 2006 (see Note (3) to the Consolidated Financial Statements) offset in part by a $0.6 million increase due to increased yields earned on investments as a result of rising interest rates.

Nonoperating income (expenses), net, increased $9.7 million for the nine-month period ended September 30, 2006 as compared to the same period in 2005 due primarily to a $7.3 million decrease in “Debt expense- nonrecourse” attributable to lower average nonrecourse debt balances due to the above-mentioned write downs and a $2.1 million increase in “Interest and dividends.” This increase is primarily due to a $2.8 million increase related to higher yields earned on investments resulting from rising interest rates offset partially by a $0.9 million decrease related to lower invested cash balances primarily resulting from cash used for acquisitions (see Note (3) to the Consolidated Financial Statements).

Income Taxes on Continuing Operations. The income tax provision for continuing operations decreased $10.5 million for the three months ended September 30, 2006 as compared to the same period in 2005 due to $10.5 million federal tax effect of lower income from continuing operations before income taxes. The income tax provision for continuing operations decreased $1.1 million for the nine months ended September 30, 2006 as compared to the same period in 2005 due primarily to the $12.3 million federal tax effect of the non-deductible portion of “Settlement expense” accrued during the nine months ended September 30, 2005 partially offset by $9.5 million federal tax effect of higher income from continuing operations before income taxes.

The effective tax rate was 37.7% for both the three- and nine-month periods ended September 30, 2006, respectively, as compared to 36.9% and 43.6%, respectively, for the same periods in 2005. The decrease in the effective tax rate for the nine-month period in 2006 as compared to the same period in 2005 is primarily due to the decrease in the non-deductible portion of “Settlement expense.”

Income from Continuing Operations. Income from continuing operations decreased $19.7 million and increased $28.3 million for the three- and nine-month periods ended September 30, 2006, respectively, primarily as a result of the changes in revenues and expenses noted above. For the three- and nine-month periods ended September 30, 2006, diluted earnings per share for income from continuing operations decreased $0.17 and increased $0.28 per diluted share, respectively, primarily from the impact of decreased income from continuing operations for the three months ended September 30, 2006 and increased income from continuing operations for the nine months ended September 30, 2006 as compared to the same periods of the prior year.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Discontinued Operations. Income from discontinued operations, net of tax increased $1.6 million for the three months ended September 30, 2006 as compared to the same period of 2005 primarily as a result of the $1.7 million after-tax loss on the sale of InvestLink Technologies, Inc. (InvestLink) recognized in the third quarter 2005 and the $0.6 million after-tax gain on the sale of the Clearing Business recorded in the third quarter 2006, partially offset by the $0.8 million decrease in after-tax operating income of the Clearing Business for the three months ended September 30, 2006 as compared to the same period of 2005.

Income from discontinued operations, net of tax increased $7.7 million for the nine months ended September 30, 2006 as compared to the same period of 2005 primarily as a result of the $3.7 million after-tax gain on the sale of the Clearing Business recorded in the 2006, the $1.8 million reversal in 2006 of a related deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that will be utilized as a result of the capital gain on the sale of the Clearing Business, the $1.7 million after-tax loss on the sale of InvestLink in 2005 and the $1.1 million in after-tax operating losses of InvestLink recorded in 2005, partially offset by the $0.9 million decrease in after-tax operating income of the Clearing Business for the nine months ended September 30, 2006 as compared to the same period of 2005.

Liquidity and Capital Resources

At September 30, 2006, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $140.7 million as compared to $330.0 million at December 31, 2005. The decrease in liquid assets for the first nine months of 2006 resulted from $146.8 million of net cash used by investing activities and $196.9 million of net cash used by financing activities partially offset by $173.5 million of net cash generated by operations. As of September 30, 2006, Federated had a B-share funding arrangement with an independent third party and $150.0 million available for borrowings under its credit facility (see Note (8) and Note (9) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $173.5 million for the nine months ended September 30, 2006 as compared to $208.7 million for the same period in 2005. The decrease was primarily due to timing differences in the cash settlement of assets and liabilities ($54.0 million), a decrease in the provision for deferred income taxes ($9.3 million) and an increase in net purchases of trading securities ($5.0 million), partially offset by an increase in net income ($36.0 million).

Investing Activities. During the nine-month period ended September 30, 2006, Federated used $146.8 million for investing activities, which primarily represented cash paid for business acquisitions. See Note (3) to the Consolidated Financial Statements for additional information.

Financing Activities. During the nine-month period ended September 30, 2006, Federated used $196.9 million for financing activities. Of this amount, Federated paid $124.1 million to repurchase 3.9 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of September 30, 2006, Federated can repurchase an additional 1.1 million shares through December 31, 2006 and 7.5 million shares through December 31, 2008 under its authorized programs.

Federated paid dividends in the first, second, and third quarters of 2006 of $16.0 million, $19.2 million, and $18.9 million or $0.15, $0.18, and $0.18 per share, respectively, to holders of common shares. On October 26, 2006, Federated’s board of directors declared a dividend of $0.18 per share, for shareholders of record on November 8, 2006, that is payable on November 15, 2006.

Prior to September 29, 2006, stock repurchases and dividend payments were subject to restrictions under the Credit Facility. These restrictions limited cash payments for additional stock repurchases and dividends to 50% of net income earned during the period from January 1, 2000, to and including the payment date, less certain payments for dividends and stock repurchases. Effective September 29, 2006, the Credit Facility was amended to remove these restrictions. The Credit Facility was replaced by a new credit facility on October 31, 2006 (see Note (16) to the Consolidated Financial Statements).

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Financial Position

“Receivables – Affiliates” at September 30, 2006 decreased $18.7 million from December 31, 2005 and “Accounts payable and accrued expenses – other” decreased $19.2 million due primarily to contractual changes whereby the funds contract directly with intermediaries for the provision of shareholder services. Due to this change, Federated is no longer entitled to receive shareholder service fees on shareholder accounts for which Federated is not the named dealer of record. Likewise, for these shareholder accounts, Federated no longer has the obligation to pay the intermediaries for providing the shareholder services. Rather, the funds pay the intermediaries directly for these services.

“Prepaid expenses” at September 30, 2006 increased $17.1 million from December 31, 2005 due primarily to a $16.7 million increase in prepaid taxes due mainly to required projections used in the calculation of estimated federal income tax payments.

“Other current liabilities – affiliates” at September 30, 2006 decreased $24.9 million from December 31, 2005 primarily due to the payment of the final contingent payment of $33.1 million in the second quarter of 2006 related to the acquisition of substantially all of the business of the former advisor of the Kaufmann Fund (Kaufmann Acquisition).

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various acquisition agreements, Federated may be required to make additional payments to the seller in each acquisition contingent upon the occurrence of certain events. In 2001, Federated completed the Kaufmann Acquisition. In addition to the upfront purchase price paid at the date of the acquisition, Federated agreed to pay up to $165.5 million in additional purchase price contingent upon the achievement of specified revenue growth. As of September 30, 2006, Federated has paid out $165.5 million and no other payments are due under the terms of the acquisition agreement.

As part of the MDT Acquisition, Federated may be required to make additional purchase price payments upon the occurrence of certain events. First, as previously mentioned, certain MDTA employees hold an aggregate 11% minority interest in MDTA. These minority interests are subject to a put/call option whereby the minority interests have the right to put their interest to Federated or Federated can call the interests in 2007. In either event, Federated will be required to pay the $8.0 million purchase price plus interest accruing at a rate equal to the yield earned by Federated’s Prime Value Obligations Fund. This payment will be recorded as a reduction to “Other current liabilities – affiliates.” In addition, Federated may be required to make annual contingent purchase price payments based upon growth in MDTA net revenues over the next three years. These purchase price payments, which could aggregate as much as $130.0 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation related payments. These contracts expire on various dates through the year 2012. The remaining estimated minimum amount payable under these arrangements approximates $7.6 million, of which an estimated $0.5 million and $2.0 million are payable in the last quarter of 2006 and in 2007, respectively. The remaining estimated maximum amount payable under these arrangements approximates $23.1 million, of which up to $0.5 million and $4.7 million could be payable in the last quarter of 2006 and in 2007, respectively, if certain performance targets are achieved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first contingent purchase price payment totaling $10.7 million was paid in the second quarter 2006. At current asset levels, these additional payments would approximate $68 million over the remaining four-year period, of which $6.3 million was accrued in “Other current liabilities – other” as of September 30, 2006 and will be paid in the second quarter of 2007. This acquisition was accounted for using the purchase method of accounting.

Pursuant to another acquisition agreement, Federated is required to make contingent payments on a periodic basis calculated as a percentage of average assets under management on certain Federated fund shareholder accounts for which the seller is the named broker/dealer of record. In this case, the payments occur quarterly and could continue through the first quarter 2007.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Settlements of Past Mutual Fund Trading Issues. During the fourth quarter 2005, Federated announced that it had entered into settlement agreements with the SEC and NYAG to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the nine-month period ended September 30, 2006, these fee reductions were $2.9 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

The Consolidated Financial Statements for the three-month period ended September 30, 2006 reflect approximately $2.3 million pretax expense for costs incurred and estimated to complete the distribution of Federated’s regulatory settlement. This impacted both income from continuing operations and net income by $1.4 million and the related earnings per diluted share amounts by $0.01 for the three months ended September 30, 2006. Actual costs may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying debt obligations and funding property and equipment acquisitions, including computer-related equipment. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees will continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at September 30, 2006, management believes Federated may borrow under its credit facility within the next twelve months. During the fourth quarter, Federated entered into a five-year $200 million Revolving Credit Facility with an option to increase it to $300 million during the term of the facility upon commitment from the lenders. This replaced the current $150 million 364-day credit facility that was terminated on October 31, 2006 (See Note (16) to the Consolidated Financial Statements). Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current and future credit facilities, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Recent Accounting Pronouncements

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the financial statements.

FIN 48 – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating this standard and its impact, if any, on the financial statements.

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

Accounting for Intangible Assets. Two aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation and (2) ongoing evaluation for impairment. The process of allocating purchase price based on the fair value of identifiable intangible assets at the date of acquisition requires management estimates and judgment as to expectations for profit margins on the assets, asset redemption rates, growth from sales efforts, the effects of market conditions and the intangible assets’ expected useful lives. If actual operating margins or the rate of changes in assets, among other assumptions, differ significantly from the estimates and judgments used in the initial valuation for the purchase price allocation, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated’s consolidated financial position and results of operations.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The level, if any, of impairment of customer-related intangible assets, such as investment advisory contract intangible assets, is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Approximately 29% of the carrying value of Federated’s customer-related intangible assets as of September 30, 2006 relates to a single renewable investment advisory contract with one fund. Consecutive annual declines in the managed asset balance in this particular fund in excess of 79% over its remaining useful life could have a considerable impact on the underlying value of Federated’s customer-related intangible assets. To date, the actual compound annual rate of change in the acquired assets in this fund since the acquisition in 2001 has been more favorable than the assumed rate. No changes have been made to this estimate in the current year.

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of September 30, 2006, Federated had not recorded a valuation allowance on the $6.0 million deferred tax asset relating to Federated’s CDO other-than-temporary impairment losses (unrecognized for tax purposes). Federated considered the following facts in connection with its evaluation of the realizability of the $6.0 million deferred tax asset: (1) the actual amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated; (2) the carry-forward period for capital losses is five years; and (3) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize these losses in the future. In the event that Federated’s preliminary strategies do not materialize, Federated may be required to record a valuation allowance of as much as $6.0 million for these deferred tax assets.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Market Risk - Investments

In the normal course of its business, Federated is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks. Price risk is the risk that the fair value of the investment will decline and ultimately result in the recognition of a loss for Federated. At September 30, 2006, Federated held investments of $6.8 million which expose Federated to price risk, $6.5 million of which represented investments in sponsored fluctuating-value mutual funds.

At September 30, 2006, Federated was exposed to interest-rate and credit risk as a result of its $30.2 million investment primarily in short-term debt and asset-backed securities held by certain sponsored funds consolidated by Federated. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. Approximately $25.0 million of these securities represented the portfolio investments of a consolidated enhanced cash product and the remaining $5.2 million primarily represented investment-grade securities held as portfolio investments of a certain consolidated fixed-income product. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on Federated’s financial condition or results of operations.

Market Risk - Revenue

It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 47% of Federated’s revenue in the first nine months of 2006 was from managed assets in money market products. After reaching record lows, short-term interest rates began to rise in 2004 and may continue to increase. In a rising rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (15)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2006. Prior to September 29, 2006, stock repurchases and dividend payments were subject to the restrictions outlined in Note (10)(a) to the Consolidated Financial Statements contained in Part I of this report. Effective September 29, 2006, these restrictions were removed.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July[2]	247,063	$27.69	221,100	9,072,400
August[2]	276,758	27.35	229,400	8,843,000
September[2]	263,400	33.12	259,800	8,583,200

Total	787,221	$29.39	710,300	8,583,200

[1]	The first of Federated’s current share repurchase programs was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock through December 31, 2006. In July 2006, the board of directors authorized management to purchase up to an additional 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans exist as of September 30, 2006.
[2]	25,963 shares, 47,358 shares and 3,600 shares purchased in July, August and September, respectively, represent shares of restricted stock repurchased due to employee separations.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No matters have been submitted to a vote of security holders during the period covered by this report.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – Amendment No. 6 to the Second Amended and Restated Credit Agreement, dated September 29, 2006, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank National Association (filed herewith)

Exhibit 10.2 – Federated Investors, Inc. Employee Stock Purchase Plan, amended as of October 26, 2006 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	November 2, 2006	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	November 2, 2006	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer