Form 10-K
period 2006-12-31
FEDERATED INVESTORS INC /PA/
filed 2007-02-28
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $2.8 billion, based on the last reported sales price of $31.50 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 23, 2007, was 9,000 and 103,551,916, respectively.

Documents incorporated by reference:

Selected portions of the 2006 Annual Report to Shareholders – Part I, Part II and Part IV of this Report.

Selected portions of the 2007 Information Statement – Part III of this Report.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, “Federated” or “the Company”), is a leading provider of investment management products and related financial services. Federated has been in the asset management business since 1955 and is one of the largest mutual fund managers in the United States with $237.4 billion in assets under management at December 31, 2006.

Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts and sub-advised funds, both variable annuity and other). Federated’s principal source of revenue is investment advisory fee income earned by various subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940. Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the net assets of the fund or Separate Account.

Federated provided investment advisory services to 148 Federated-sponsored funds as of December 31, 2006. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (“Investment Company Act”) and under applicable federal and state laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund directors or trustees, including a majority of the directors who are not “interested persons” of the funds or Federated as defined under the Investment Company Act. In general, amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice.

Of the 148 funds sponsored by Federated (the “Federated Funds”) as of December 31, 2006, Federated’s investment advisory subsidiaries managed 51 money market funds (and cash equivalents) totaling $155.2 billion in assets, 48 fixed-income funds with $18.1 billion in assets and 49 equity funds with $28.7 billion in assets.

As of December 31, 2006, Federated provided investment advisory services to $35.4 billion in separate account assets. These separate accounts (together with the Federated Funds, “Managed Assets”) represented assets from high net worth individuals, government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for separate accounts are typically based on the value of assets under management pursuant to investment advisory agreements that may be terminated at any time.

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

Federated also provides a broad range of services to support the operation and administration of the Federated Funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services, shareholder servicing and general support.

Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Type

	As of December 31,			Growth Rate
(dollars in millions)	2006	2005	2004	3 Yr. CAGR[1]	2006
Money Market	$173,644	$160,621	$124,302	7%	8%
Equity	40,894	29,785	29,013	17%	37%
Fixed-Income	22,902	23,017	25,953	(8)%	(0)%

Total Managed Assets	$237,440	$213,423	$179,268	6%	11%

[1]	Compound Annual Growth Rate

Average Managed Assets for the past three years were as follows:

Average Managed Assets by Asset Type

	Year ended December 31,			Growth Rate
(dollars in millions)	2006	2005	2004	3 Yr. CAGR[1]	2006
Money Market	$163,901	$144,356	$134,096	3%	14%
Equity	34,542	28,940	26,476	18%	19%
Fixed-Income	22,259	24,351	27,248	(8)%	(9)%

Total Average Managed Assets	$220,702	$197,647	$187,820	3%	12%

[1]	Compound Annual Growth Rate

Federated also derives revenue from providing mutual fund administrative services and various other fund-related services to institutions seeking to outsource all or part of their mutual fund service and distribution functions. The following chart shows period-end and average assets in funds sponsored by third parties (“Administered Assets”) for the past three years:

Administered Assets

	As of and for the year ended December 31,			Growth Rate
(dollars in millions)	2006	2005	2004	3 Yr. CAGR[1]	2006
Period-End Administered Assets	$17,778	$18,271	$37,164	(26)%	(3)%
Average Administered Assets	18,272	18,239	41,208	(23)%	0%

[1]	Compound Annual Growth Rate

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows (certain amounts previously reported have been reclassified to conform with the current year’s presentation):

Revenue from Continuing Operations

	Year ended December 31,			Growth Rate
(dollars in thousands)	2006	2005	2004	3 Yr. CAGR[1]	2006
Investment advisory fees, net	$614,436	$570,695	$546,167	5%	8%
Administrative service fees, net	147,865	135,070	135,851	1%	9%
Other service fees, net	210,082	183,215	140,814	28%	15%
Other, net	6,475	7,258	7,482	(5)%	(11)%

Total revenue	$978,858	$896,238	$830,314	8%	9%

[1]	Compound Annual Growth Rate

In terms of revenue concentration by product, approximately 17% of Federated’s total revenue for 2006 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). In addition, in terms of revenue concentration by customer, two intermediary customers (Edward D. Jones & Co. and the Bank of New York, including Pershing (a subsidiary of the Bank of New York)) accounted for a total of approximately 26% of Federated’s total revenue for 2006. Although in both cases the majority of this revenue is dependent upon the level of assets under management in numerous individual fund shareholder accounts in multiple sponsored products, significant changes in Federated’s relationship with these intermediary customers could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income.

Federated’s revenues from domestic and foreign operations over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			Growth Rate
(dollars in thousands)	2006	2005	2004	3 Yr. CAGR[1]	2006
Domestic	$942,710	$862,241	$796,693	8%	9%
Foreign	36,148	33,997	33,621	6%	6%

Total revenue	$978,858	$896,238	$830,314	8%	9%

[1]	Compound Annual Growth Rate

Investment Products

Federated offers a wide range of products, including money market, equity and fixed-income investments. Federated’s mix includes products that the Company expects to be in demand under a variety of economic and market conditions.

Federated is one of the largest U.S. managers of money market assets, with $173.6 billion in such assets under management at December 31, 2006. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 30 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($78.7 billion); prime corporate ($67.2 billion); and tax free ($27.7 billion).

In recent years, Federated has emphasized growth of its equity business as an important component of its growth strategy and has broadened its range of equity investment products. Equity assets total $40.9 billion at December 31, 2006 and are managed across a wide range of styles including small-mid cap growth ($12.2 billion); core equity ($9.1 billion); large-cap value ($5.4 billion); flexible ($4.3 billion); equity income ($3.2 billion); international/global ($2.2 billion); and mid-large cap growth ($1.1 billion). Federated also manages assets in equity index funds ($2.7 billion) and balanced and asset allocation funds ($0.7 billion). These asset allocation funds may include fixed-income assets.

Federated’s fixed-income assets total $22.9 billion at December 31, 2006 and are managed in a wide range of sectors including multi-sector ($6.2 billion); mortgage-backed ($3.7 billion); municipal ($2.9 billion); U.S. corporate ($2.9 billion); high-yield ($2.6 billion); U.S. government ($2.6 billion); and international/global ($2.0 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet many of their investment needs.

Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated’s proprietary, independent investment research process is centered on the integration of several fundamentals: quantitative research models, fundamental research and credit analysis, style-consistent and disciplined portfolio construction and management, portfolio attribution and trading.

Distribution Channels

Federated’s distribution strategy is to provide products geared to financial intermediaries, primarily banks, broker/dealers, investment advisers and directly to institutions such as corporations and government entities. Through substantial investments in distribution for more than 50 years, Federated has developed relationships with 3,500 intermediaries and sells its products directly to another 1,800 corporations and government entities. Federated uses its trained sales force of approximately 167 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are distributed in three principal markets: the wealth management and trust market, the broker/dealer market and the global institutional market. The following chart shows Federated Managed Assets by market for the dates indicated:

Managed Assets by Market

	As of December 31,			Growth Rate
(dollars in millions)	2006	2005	2004	3 Yr. CAGR[1]	2006
Wealth Management & Trust	$106,350	$105,918	$99,684	(2%)	0%
Broker/Dealer[2]	103,081	82,886	55,886	21%	24%
Global Institutional[2]	20,785	18,592	17,120	7%	12%
Other	7,224	6,027	6,578	(6%)	20%

Total Managed Assets	$237,440	$213,423	$179,268	6%	11%

[1]	Compound Annual Growth Rate
[2]

Federated’s market definitions changed as of January 1, 2006. Channels that had been included in the former Institutional market are now included in the Broker/Dealer and the Wealth Management & Trust markets. For further explanations of these changes and historical data, please see the Historical Assets under New Market Definition chart on the About Us page of FederatedInvestors.com.

Wealth Management & Trust, Global Capital Markets and Institutional Cash. Federated pioneered the concept of providing cash management to bank trust departments through money market mutual funds over 30 years ago. Today, wealth management professionals in bank trust departments and at registered investment advisory firms (“RIAs”) use a broad range of Federated’s equity and fixed-income funds to invest the assets over which they have discretion. Federated also supports our clients’ asset allocation programs through Federated’s PRISM® series, which is comprised of quarterly market outlooks, asset allocation models and online proposals for investors.

Money market funds contain the majority of Federated’s Managed Assets in the wealth management channel. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income mutual funds and Separate Accounts structured for use in the wealth management and trust market. In addition to bank trust departments and RIAs, Federated provides products and services to capital markets clients (institutional brokerages generally within banks) and directly to cash management and treasury departments at major corporations and government entities. Assets from these clients totaled $36.5 billion, $35.9 billion of which was in money market assets as of December 31, 2006.

Federated employs dedicated sales forces backed by experienced support staffs to offer products and services to each of the above sub-categories of the wealth management and trust market. As of December 31, 2006, Managed Assets in this market included $92.8 billion in money market assets, $7.1 billion in fixed-income assets and $6.5 billion in equity assets.

Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,600 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2006, Managed Assets in the broker/dealer market included $63.9 billion in money market assets, $29.3 billion in equity assets and $9.9 billion in fixed-income assets.

Global Institutional Market. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products to meet the needs of their customers. Fiduciaries typically have stringent demands related to portfolio composition, risk and investment performance. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of global institutional customers: corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. Federated includes institutional assets gathered in the U.S. in this market, including two local government investment pools in the state of Texas ($16.0 billion). In addition, assets gathered from Federated’s distribution to areas outside the U.S. through Federated International Management Ltd. and Federated Asset Management GmbH, a venture with LVM Insurance, are included in this market. As of December 31, 2006, Managed Assets in the global institutional market included $16.3 billion in money market assets, $3.2 billion in fixed-income assets and $1.3 billion in equity assets.

Other Markets. Other markets at December 31, 2006, included assets under management from the following sources: certain affinity groups and direct sales efforts including the retail assets associated with the Federated Kaufmann Fund ($2.9 billion); and collateralized debt obligation (CDO) products for which Federated acts as the investment adviser ($1.2 billion).

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2006, there were over 8,000 open-end mutual funds, of varying sizes and investment objectives, whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions and hedge funds.

Competition for sales of investment products is influenced by various factors including investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.

Changes in the demand for mutual fund distribution and administrative services are expected to continue. In addition to competing with other service providers, banks sponsoring mutual funds may choose to internalize certain service functions. Consolidation within the banking industry also impacts Federated’s fund administration revenue as merging bank funds typically choose a single fund administration provider. Due to the fact that Federated derives a smaller portion of its revenue from Administered Assets as compared to Managed Assets, changes in the amount of Administered Assets generally have less impact on Federated’s results of operations than changes in Managed Assets.

Recent Acquisitions

In the fourth quarter 2006, assets of three mutual funds previously advised by Sentinel Asset Management, Inc. totaling approximately $73 million were acquired by three sponsored mutual funds.

In the third quarter 2006, Federated acquired MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, oversaw approximately $6.7 billion in managed assets as of July 14, 2006. MDTA grew its business using quantitative investment techniques, having successfully developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by adding a quantitative line of equity mutual funds to complement Federated’s existing equity mutual funds.

In the first quarter 2006, assets of an equity mutual fund previously advised by Wayne Hummer Asset Management Company, a direct subsidiary of Wintrust Financial Corporation, totaling approximately $158 million were acquired by a sponsored mutual fund.

In the first quarter 2006, assets of an equity mutual fund previously advised by Mason Street Advisors, LLC, a wholly owned company of Northwestern Mutual, totaling approximately $218 million, were acquired by a sponsored mutual fund.

In the first quarter 2006, Federated purchased the non-controlling interest in Passport Research II, Ltd., a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co.

Federated continues to look for new alliances and acquisition opportunities.

Regulatory Matters

Substantially all aspects of Federated’s business are subject to federal and state regulation and to the extent operations take place outside the United States, they are subject to the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated’s advisory companies are registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 and with certain states. All of the mutual funds managed, distributed, and administered by Federated are registered with the SEC under the Investment Company Act. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and with various states and are members of the National Association of Securities Dealers (the “NASD”). Their activities are regulated by the SEC, the NASD and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the SEC pursuant to the Exchange Act. Two other subsidiaries are registered with the SEC as transfer agents. One subsidiary is regulated by the New Jersey Department of Banking and Insurance. Amendments to current laws and regulations or newly promulgated laws and regulations governing Federated’s operations, the compliance with which may require substantial resources, could have a material adverse impact on Federated.

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

For further details regarding recent regulatory matters, see Note (22) to the Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this Form 10-K.

Employees

At December 31, 2006, Federated employed 1,243 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and the 2006 Annual Report to Shareholders, including those related to Federated’s distribution strategy; its efforts to diversify its product mix; the ability to retain market share; expectations regarding market growth and the demand for money market assets; the pursuit of acquisitions; changes in the demand for mutual fund distribution and administration services; obligations to make additional contingent payments pursuant to acquisition agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs; accounting for intangible assets; accounting for fair value measurements; accounting for income taxes; market risk of investments and revenue; the impact of Federated’s reclassification within the Edward Jones brokerage firm; the impact of increased regulation; and the various items set forth under Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among others, Federated’s risks and uncertainties include Federated’s ability to successfully execute its distribution strategy; to successfully diversify its product mix; to identify and complete suitable acquisitions; and to take actions necessary to retain experienced money managers. The number of clients for fund administration services is subject to the decisions of the clients to internalize or change service providers and the impact of mergers in the banking industry and the costs associated with the settlement may vary based in part on net assets of certain funds and costs associated with compliance with the terms of the settlement. Federated’s risks and uncertainties also include other regulatory inquiries, legal proceedings and future cash needs, which will be impacted by any additional information requests from or fines or penalties paid to governmental agencies; the cost associated with private litigation; and the costs to implement regulatory changes; the accounting for intangible assets and loss contingencies, which are based upon estimates and will be affected if actual results differ significantly; the accounting for fair value measurements; the accounting for income taxes; investments, which will be impacted by fluctuations in the securities markets; and revenue, which will be affected by changes in market values of assets under management; the impact of Federated’s reclassification within the Edward Jones brokerage firm; and the impact of interest changes on money market and fixed-income funds. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future.

Executive Officers

The following section sets forth certain information regarding the executive officers of Federated as of February 28, 2007:

Name	Position	Age
John F. Donahue	Chairman and Director	82

J. Christopher Donahue	President, Chief Executive Officer and Director	57

Brian P. Bouda	Vice President and Chief Compliance Officer	60

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	48

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	50

Eugene F. Maloney	Vice President and Executive Vice President, Federated Investors Management Company	61

Denis McAuley III	Vice President, Principal Accounting Officer and President of Federated Shareholder Services Company	60

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	68

Thomas E. Territ	Vice President and President, Federated Securities Corp.	47

*Federated Advisory Companies include the following subsidiaries of Federated: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Limited, Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC.

Mr. John F. Donahue is a founder of Federated. He has served as director and Chairman of Federated since Federated’s initial public offering in May 1998. He is a director or trustee of 44 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Chief Financial Officer.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President of 40 investment companies managed by subsidiaries of Federated. He is also director, trustee or managing general partner of 44 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue and the brother of Thomas R. Donahue who serves as Chief Financial Officer.

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

Mr. Denis McAuley III has served as Vice President of Federated since 1999 and as Principal Accounting Officer of Federated since 2001. He also serves as Chairman and Chief Executive Officer of Federated Investors Trust Company, as President of Federated Shareholder Services Company and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2001. Mr. McGonigle is also Chairman of Federated International Management Limited a wholly owned subsidiary of Federated. Mr. McGonigle is also Executive Vice President and Secretary of 44 investment companies managed by subsidiaries of Federated.

Mr. Thomas E. Territ was named Vice President of Federated and the President of Federated Securities Corp., a wholly owned subsidiary of Federated, on February 27, 2006. As President of Federated Securities Corp., Mr. Territ is responsible for the marketing and sales efforts of Federated. Mr. Territ had previously served as Senior Vice President of Federated Securities Corp. since 1995, and held the position of National Sales Director for several of Federated’s sales divisions during that time.

Available Information

Federated makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after Federated electronically files such material with, or furnishes it to, the SEC. Reports may be viewed and obtained on the Company’s website, FederatedInvestors.com, or by calling Investor Relations at 412-288-1934.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Other Information

All other information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income” and “Notes to the Consolidated Financial Statements” (including, but not limited to Note (21)) and is incorporated herein by reference.

ITEM 1A – RISK FACTORS

Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the distribution of mutual funds and Separate Accounts with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, marketing and distribution services offered, the range of products offered and fees charged. See “Business—Competition” above.

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s Managed Assets, particularly money market and fixed-income Managed Assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 148 managed funds, 95 are sold without a sales commission.

A significant portion of Federated’s revenue is derived from providing mutual funds to the wealth management and trust market, comprising approximately 1,600 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation occurring in the banking industry, as well as regulatory changes. In addition, bank consolidation trends could not only cause changes in Federated’s customer mix, but could also affect the scope of services provided and fees received by Federated, depending upon the degree to which banks internalize administrative functions attendant to proprietary mutual funds.

Potential Adverse Effects of Changes in our Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 26% of Federated’s total revenue for 2006 was attributable to two financial intermediaries. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and such costs could continue to rise. Higher distribution costs reduce Federated’s operating and net income.

Potential Adverse Effects of a Decline in Securities Markets. Changes in economic or market conditions may adversely affect the profitability and performance of and demand for Federated’s investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of Managed Assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of Managed Assets and thus Federated’s revenue, profitability and ability to grow. Substantially all of Federated’s Managed Assets are in investment products that permit investors to redeem their investment at any time.

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 47% and 13% of Federated’s revenue in 2006 was from managed assets in money market and fixed-income products, respectively. These assets are largely from institutional investors. After reaching record lows, short-term interest rates began to rise in 2004 and may continue to increase. In a rising-rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. These redemptions reduce Managed Assets, thereby reducing Federated’s revenue. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products. Federated has been actively diversifying its products to expand its Managed Assets in equity products, which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 17% of Federated’s total revenue for 2006 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). Sustained poor performance in this fund could have a material adverse effect on Federated’s results of operations.

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

Various executives, investment, sales and other key personnel now own restricted stock and hold stock options subject to vesting periods of up to ten years from the date acquired or awarded and to provisions that require resale or forfeiture to the Company in certain circumstances upon termination of employment. In addition, certain of these employees are employed under contracts which require periodic review of compensation and contain restrictive covenants with regard to divulging confidential information and engaging in competitive enterprises.

During 2006, the two senior portfolio managers of the Federated Kaufmann Fund, which generated 17% of Federated’s revenue in 2006, were subject to non-competition agreements which were entered into in 2000 and continue into April 2007. Since the employment agreements expired in 2005, Federated reached agreements with these portfolio managers on new terms of employment including performance-based incentive compensation. These portfolio managers are no longer parties to formal employment contracts with Federated, which is generally consistent with Federated’s policy for portfolio managers.

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

Potential Adverse Effects Related to Federated’s Settlement of Past Mutual Fund Trading Issues and Related Legal Proceedings. In 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these recent lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact to Federated’s reputation, financial position, results of operations and/or liquidity.

Any material losses in client or shareholder confidence in Federated or in the mutual fund industry as a result of pending litigation, previously settled governmental inquiries or other matters could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues. Responding to future requests from regulatory authorities, defending pending litigation and addressing the undertakings required by the settlement agreements will increase Federated’s operating expenses and could have other material adverse effects on Federated’s business.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Federated’s facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated’s headquarters are located in the Federated Investors Tower, where Federated occupies approximately 281,000 square feet. Federated leases approximately 100,000 square feet at the Pittsburgh Office and Research Park and an aggregate of 25,000 square feet at other locations in Pittsburgh. Federated maintains office space in Frankfurt, Germany for certain international initiatives; in New York, New York, where Federated Global Investment Management Corp. conducts its business; in Sicklerville, New Jersey, where Federated Investors Trust Company is located and in Cambridge, Massachusetts, where the MDT group is located. Additional offices in Wilmington, Delaware are subleased by Federated.

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

For additional information, see the information contained in Federated’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities” incorporated by reference in Part II, Item 7 of this report, and under the caption “Notes to the Consolidated Financial Statements – Note (22) – Commitments and Contingencies – (c) Past Mutual Fund Trading Issues and Related Legal Proceedings and (d) Other Legal Proceedings” incorporated by reference in Part II, Item 8 of this Form 10-K.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2006. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (13) to the Consolidated Financial Statements incorporated by reference in Part II, Item 8 of this Form 10-K.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	43,000	$33.97	43,000	8,540,200
November[2]	588,200	33.64	586,300	7,953,900
December[2]	717,300	33.18	713,500	7,240,400

Total	1,348,500	$33.41	1,342,800	7,240,400

[1]

The first of Federated’s share repurchase programs available during the quarter ending December 31, 2006 was announced in October 2004, whereby the board of directors authorized management to purchase up to 5.0 million shares of Federated Class B common stock. This program was fulfilled prior to its expiration at December 31, 2006. In July 2006, the board of directors authorized management to purchase an additional 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans existed as of December 31, 2006.

[2]	1,900 shares and 3,800 shares in November and December, respectively, represent shares of restricted stock repurchased due to employee separations.

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s 500 ® Index (“S&P 500 Index”), and to a Peer Group Index of publicly traded asset management firms for the five-year period ending on December 31, 2006. The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2001. Total return includes reinvestment of all dividends. According to Standard & Poor’s, the S&P 500 Index is a market-value-weighted index of 500 stocks that tend to be the leading companies in leading industries within the U.S. economy. As a member of the S&P 500 Index, Federated is required to include this comparison. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Federated	80.16	93.75	98.42	122.12	113.65

S&P 500 ® Index	77.90	100.25	111.15	116.61	135.03

Peer Group *	85.45	128.70	172.41	217.51	263.57

*	The following companies are included in the Peer Group: Affiliated Managers Group, Inc.; Eaton Vance Corp.; Franklin Resources, Inc.; Nuveen Investments, Inc.; T. Rowe Price Group, Inc.; and Waddell & Reed Financial, Inc.

All other information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” (including, but not limited to Note (24)) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the caption “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Federated’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference. Management is not required to, and has not provided all the information required by this Item due to the immateriality of Federated’s market risk exposure.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

All other information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the caption “Management’s Assessment of Internal Control Over Financial Reporting” and “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting” and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for its 2007 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors,” “Executive Compensation” and “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section “Executive Officers.”

Code of Ethics

In October 2003, Federated adopted a code of ethics for its senior financial officers. This code meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this report as Exhibit 14.01. The code of ethics is available at FederatedInvestors.com. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated would post such information on its internet website.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2007 Annual Meeting of Shareholders under the captions “Board of Directors and Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding Federated’s share-based compensation as of December 31, 2006:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	5,919,410	$22.79	4,912,751
Not approved by shareholders	0	0	0

Total	5,919,410	$22.79	4,912,751

All other information required by this Item is contained in Federated’s Information Statement for the 2007 Annual Meeting of Shareholders under the caption “Security Ownership” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Federated’s Information Statement for the 2007 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2007 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2006 Annual Report to Shareholders under the captions “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to the Consolidated Financial Statements” and is incorporated herein by reference.

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

(a)(3)	Exhibits:

The following exhibits are filed or incorporated as part of this report:

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.04	Sale, Purchase and Put/Call Agreement dated as of May 11, 2006 among Federated Investors, Inc., MDTA LLC, HBSS Acquisition Co. and the Selling Parties (incorporated by reference to Exhibit 2.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.06	Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.07	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of July 20, 1999 (incorporated by reference to Exhibit 10.2 of the June 30, 1999 Quarterly Report on Form 10-Q (File No. 001-14818))

10.09	Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

10.10	Federated Investors Program Fee Agreement, dated as of October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

10.11	Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.18	Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20	Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.29	Second Amended and Restated Credit Agreement, dated as of January 22, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14818))

10.32	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated April 8, 2002, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.33	Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002 between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated January 20, 2003, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-14818))

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

10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.42	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated January 16, 2004, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.43	Federated Investors, Inc. Annual Incentive Plan, amended as of February 5, 2004 (incorporated by reference to Exhibit 10.1 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.44	Federated Investors, Inc. Stock Incentive Plan, amended as of April 19, 2004 (incorporated by reference to Exhibit 10.2 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.45	Agreement with Boston Financial Data Services (incorporated by reference to Exhibit 10.1 to the June 30, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.48	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated January 14, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.49	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.50	Amendment dated June 29, 2005 to the definitive agreement between Federated Investors and Alliance Capital Management L.P. dated October 28, 2004 and filed as Exhibit 10.46 to Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 (incorporated by reference to Exhibit 10.1 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.51	Amendment dated June 30, 2005 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.2 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.52	Amendment dated June 30, 2005 to the Federated Program Master Agreement, dated as of October 24, 1997, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors Inc., Wilmington Trust Company, Putnam Lovell Finance, L.P., Putnam, Lovell NBF Securities Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.3 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.53	Amendment No. 5 to the Second Amended and Restated Credit Agreement, dated November 22, 2005, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-14818))

10.54	Agreement, effective March 13, 2006, by and among Federated Investors, Inc., Federated Investment Management Company, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Advisory Services Company, Passport Research Ltd., Federated Equity Management Company of Pennsylvania, Passport Research II, Ltd. and Keith M. Schappert (incorporated by reference to Exhibit 10.1 to the March 16, 2006 Report on Form 8-K (File No. 001-14818))

10.55	Asset Purchase Agreement dated as of February 15, 2006 by and between Matrix Settlement & Clearing Services, LLC and Edgewood Services, Inc. (incorporated by reference to Exhibit 10.1 to the March 31, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.56	Federated Investors, Inc. Stock Incentive Plan most recently amended as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.57	Amendment No. 6 to the Second Amended and Restated Credit Agreement, dated September 29, 2006, by and among Federated Investors, Inc., the banks set forth therein and PNC Bank National Association (incorporated by reference to Exhibit 10.1 to the September 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.58	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of October 26, 2006 (incorporated by reference to Exhibit 10.2 to the September 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.59	Credit Agreement, dated as of October 31, 2006, by and among Federated Investors, Inc., certain of its subsidiaries, the banks set forth therein and PNC Bank, National Association (filed herewith)

10.60	Amendment dated December 29, 2006 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (Filed herewith)

13.01	Selected Portions of 2006 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(b)	Exhibits:

See (a)(3) above.

(c)	Financial Statement Schedules:

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 28, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Donahue	Chairman and Director	February 28, 2007
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 28, 2007
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer	February 28, 2007
Thomas R. Donahue

/s/ Michael J. Farrell	Director	February 28, 2007
Michael J. Farrell

/s/ David M. Kelly	Director	February 28, 2007
David M. Kelly

/s/ Denis McAuley III Denis McAuley III	Principal Accounting Officer	February 28, 2007

/s/ John W. McGonigle John W. McGonigle	Director	February 28, 2007

/s/ James L. Murdy James L. Murdy	Director	February 28, 2007

/s/ Edward G. O’Connor Edward G. O’Connor	Director	February 28, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.59	Credit Agreement, dated as of October 31, 2006, by and among Federated Investors, Inc., certain of its subsidiaries, the banks set forth therein and PNC Bank, National Association

10.60	Amendment dated December 29, 2006 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc.

13.01	Selected Portions of 2006 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002