Form 10-Q
period 2007-03-31
FEDERATED INVESTORS INC /PA/
filed 2007-05-03
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 30, 2007, the Registrant had outstanding 9,000 shares of Class A Common Stock and 102,983,474 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q, including those related to obligations to make additional contingent payments pursuant to acquisition agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and the likelihood of borrowing under the company’s credit facility; future principal uses of cash; accounting for income taxes; market risk of investments and revenue, including the potential impact of rising interest rates; the impact of Federated’s reclassification within the Edward Jones brokerage firm; concentration risk; indemnification obligations; the impact of increased regulation; constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the obligation to make contingent payments is based on certain growth targets and will be affected by the achievement of such targets. Future cash needs and future uses of cash will be impacted by a variety of factors, including the level of activity in the acquisition area, the company’s success in distributing its products, the resolution of pending litigation, as well as potential increased costs associated with compliance related activities. Federated’s risks and uncertainties also include revenue risk, which will be affected by changes in market values of assets under management and may be affected by rising interest rates; and Federated’s reclassification within the Edward Jones brokerage firm which could impact fund sales and redemptions over the long term. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section titled “Risk Factors” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$111,391	$118,721
Restricted cash equivalents	0	29
Investments	22,712	16,193
Receivables – affiliates	22,727	21,808
Receivables – other, net of reserve of $424 and $494, respectively	1,724	1,489
Accrued revenue – affiliates	3,611	3,480
Accrued revenue – other	5,755	5,862
Current deferred tax asset, net	5,167	4,222
Prepaid expenses and other current assets	9,740	10,247

Total current assets	182,827	182,051

Long-Term Assets
Goodwill	392,516	388,213
Customer-relationship intangible assets, net	85,038	89,748
Other intangible assets, net	9,859	10,689
Deferred sales commissions, net of accumulated amortization of $343,974 and $333,316, respectively	101,884	112,286
Property and equipment, net of accumulated depreciation of $33,266 and $32,263, respectively	23,684	24,168
Other long-term assets	3,060	3,139

Total long-term assets	616,041	628,243

Total assets	$798,868	$810,294

Current Liabilities
Accrued compensation and benefits	$20,004	$46,528
Accounts payable and accrued expenses – affiliates	1,966	2,241
Accounts payable and accrued expenses – other	56,716	50,982
Income taxes payable	23,290	620
Other current liabilities – affiliates	97	8,282
Other current liabilities – other	30,290	23,254

Total current liabilities	132,363	131,907

Long-Term Liabilities
Long-term debt – nonrecourse	102,183	112,987
Long-term deferred tax liability, net	29,633	27,699
Other long-term liabilities – affiliates	759	539
Other long-term liabilities – other	6,525	6,905

Total long-term liabilities	139,100	148,130

Total liabilities	271,463	280,037

Minority interest	2,653	882

Commitments and contingencies (Note (16))

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	162,577	158,016
Retained earnings	1,094,525	1,065,505
Treasury stock, at cost, 26,518,732 and 25,650,722 shares Class B common stock, respectively	(733,038)	(694,786)
Accumulated other comprehensive income, net of tax	499	451

Total shareholders’ equity	524,752	529,375

Total liabilities, minority interest, and shareholders’ equity	$798,868	$810,294

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Investment advisory fees, net-affiliates	$154,040	$141,849
Investment advisory fees, net-other	15,136	6,206
Administrative service fees, net-affiliates	37,938	34,587
Administrative service fees, net-other	1,354	1,511
Other service fees, net-affiliates	52,586	51,318
Other service fees, net-other	1,781	1,559
Other, net	1,579	1,751

Total revenue	264,414	238,781

Operating Expenses
Marketing and distribution	80,202	70,015
Compensation and related	54,185	49,576
Professional service fees	7,638	7,587
Systems and communications	5,862	4,756
Office and occupancy	5,515	5,526
Advertising and promotional	2,896	3,952
Travel and related	2,738	2,614
Amortization of deferred sales commissions	12,258	13,508
Amortization of intangible assets	5,523	4,227
Other	3,813	2,849

Total operating expenses	180,630	164,610

Operating income	83,784	74,171

Nonoperating Income (Expenses)
Dividend income	1,638	2,386
Interest income	230	691
Gain on securities, net	125	137
Debt expense – recourse	(95)	(65)
Debt expense – nonrecourse	(1,498)	(2,153)
Other	0	(1)

Total nonoperating income, net	400	995

Income from continuing operations before minority interest and income taxes	84,184	75,166
Minority interest	1,376	1,501

Income from continuing operations before income taxes	82,808	73,665
Income tax provision	31,045	27,580

Income from continuing operations	51,763	46,085
Discontinued operations, net of tax	0	2,836

Net income	$51,763	$48,921

Earnings per share – Basic
Income from continuing operations	$0.51	$0.44
Income from discontinued operations	0.00	0.03

Net income[1]	$0.51	$0.46

Earnings per share – Diluted
Income from continuing operations	$0.50	$0.43
Income from discontinued operations	0.00	0.03

Net income[1]	$0.50	$0.45

Cash dividends per share	$0.18	$0.15

1	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2007	2006
Operating Activities
Net income	$51,763	$48,921

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	12,258	13,508
Depreciation and other amortization	6,907	5,384
Share-based compensation expense	3,021	2,685
Minority interest	1,376	1,501
Gain on disposal of assets	(21)	(167)
Provision (benefit) for deferred income taxes	428	(2,032)
Tax benefit from share-based compensation	2,146	891
Excess tax benefits from share-based compensation	(1,494)	(584)
Deferred sales commissions paid	(5,229)	(6,832)
Net (purchases) sales of trading securities	(6,257)	119
Contingent deferred sales charges received	3,323	4,733
Other changes in assets and liabilities:
Increase in receivables, net	(1,060)	(1,348)
Decrease (increase) in other assets	403	(2,848)
Decrease in accounts payable and accrued expenses	(20,779)	(18,801)
Increase in income taxes payable	22,670	24,591
Increase in other liabilities	2,401	1,313

Net cash provided by operating activities	71,856	71,034

Investing Activities
Cash paid for business acquisitions	(8,383)	(9,273)
Additions to property and equipment	(1,350)	(382)
Net proceeds from disposal of business	0	494
Purchases of securities available for sale	(1,003)	(104)
Proceeds from redemptions of securities available for sale	996	1
Decrease in restricted cash equivalents	29	234

Net cash used by investing activities	(9,711)	(9,030)

Financing Activities
Purchases of treasury stock	(42,983)	(24,468)
Distributions to minority interest	(869)	(1,404)
Contributions from minority interest	1,722	150
Dividends paid	(18,675)	(15,999)
Proceeds from shareholders for share-based compensation and other	734	3,388
Excess tax benefits from share-based compensation	1,494	584
Proceeds from new borrowings – nonrecourse	3,206	4,992
Payments on debt – nonrecourse	(14,010)	(17,102)
Other financing activities	(94)	(328)

Net cash used by financing activities	(69,475)	(50,187)

Net (decrease) increase in cash and cash equivalents	(7,330)	11,817
Cash and cash equivalents, beginning of period	118,721	245,846

Cash and cash equivalents, end of period	$111,391	$257,663

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain items previously reported have been reclassified to conform to the current period presentation.

(2) Summary of Significant Accounting Policies

For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2006.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related) or to meet contractual requirements. Federated waived fees of $76.2 million and $103.6 million in the first quarters of 2007 and 2006, respectively, nearly all of which was for competitive reasons. The decrease in the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to shareholder service fee waivers that are no longer recorded as a result of contractual changes implemented in May 2006.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. In the case of shareholder services, the funds contract directly with financial intermediaries for the provision of shareholder services as a result of contractual changes implemented in May 2006. As such, Federated is not entitled to and therefore does not record shareholder service fee revenue from the funds on assets serviced by a third-party intermediary. Prior to May 2006, Federated acted as an agent and recorded shareholder service fees net of certain third-party payments. Third-party payments for shareholder services recorded as an offset to revenue for the three months ended March 31, 2007 were $0.7 million as compared to $55.6 million for the same period in 2006.

(b) Uncertain Tax Positions

Federated adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Federated classified interest and penalties on tax liabilities on the Consolidated Statements of Income as components of “Interest income (expense)” and “Other,” respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Recent Accounting Pronouncements

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for an instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective on January 1, 2008 for calendar-year companies. Management is currently evaluating this standard and its impact on the financial statements, if any.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact on the financial statements.

(3) Business Combinations and Acquisitions

For detail on recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the third quarter 2006, Federated acquired MDTA LLC (MDT Acquisition). Federated has engaged external valuation experts to determine the fair value of the identifiable intangible assets. Although preliminary results of the external valuation are reflected in both the Consolidated Financial Statements as of and for the quarter ended March 31, 2007 and the related footnotes, the final purchase price allocation may result in adjustments to this preliminary valuation and such adjustments may be material. Preliminary valuation results indicate $46.7 million of the purchase price is assignable to identifiable intangible assets with a weighted-average useful life of 9.7 years.

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

	Three Months Ended March 31,
in thousands, except per share data	2007 (actual)	2006 (pro forma)
Revenue	$264,414	$244,408
Income from continuing operations	$51,763	$44,874
Net income	$51,763	$47,710

Income from continuing operations per basic share	$0.51	$0.42
Income from continuing operations per diluted share	$0.50	$0.42
Net income per basic share	$0.51	$0.45
Net income per diluted share	$0.50	$0.44

The pro forma results include adjustments for the following: (1) to adjust for the effect of acquisition-related expenses including compensation and related, depreciation and amortization, interest and income tax expense and (2) to eliminate certain revenue and expense attributable to certain historical operations of MDTA that were not acquired by Federated.

During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). In addition to the upfront purchase price paid at the date of the acquisition, Federated

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively, the latter of which was accrued in “Other current liabilities – other” as of March 31, 2007. At current asset levels, these payments would approximate $63 million over the remaining three-year period, which includes a $10 million lump sum payment in year five.

(4) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed at the beginning of the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income for the respective period.

The Clearing Business’ results of operations have been reflected as discontinued operations in the Consolidated Statements of Income and are summarized as follows:

Three Months Ended March 31,
(in thousands)	2006
Net revenue from discontinued operations	$3,552

Pre-tax income from discontinued operations	$1,863
Income tax expense	782

Income from discontinued operations, net of tax	$1,081

Also included in “Discontinued operations, net of tax” in the first quarter of 2006 is a $1.8 million reversal of a deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that will be utilized as a result of the capital gain on the sale of the Clearing Business.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended March 31, 2007 and December 31, 2006, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At March 31, 2007, the aggregate assets and liabilities of the products that Federated consolidated were $16.6 million and $1.0 million, respectively, and Federated recorded $2.3 million to “Minority interest” on Federated’s Consolidated Balance Sheets. The assets and liabilities of the products are primarily classified as “Investments” and “Other current liabilities – other,” respectively, on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(6) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	March 31, 2007			December 31, 2006
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationships[1]	$143,707	$(58,669)	$85,038	$143,723	$(53,975)	$89,748
Noncompete agreements[2]	27,263	(17,410)	9,853	27,263	(16,580)	10,683
Other	12	(6)	6	12	(6)	6

Total identifiable intangible assets[3]	$170,982	$(76,085)	$94,897	$170,998	$(70,561)	$100,437

[1]	Weighted average amortization period of 9.7 years as of March 31, 2007
[2]	Weighted average amortization period of 6.7 years as of March 31, 2007
[3]	Weighted average amortization period of 9.2 years as of March 31, 2007

Amortization expense for identifiable intangible assets for the three-month period ended March 31, 2007 and March 31, 2006 were $5.5 million and $4.2 million, respectively. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years.

(in thousands)	For the years ending December 31,
2007	$20,013
2008	$17,977
2009	$16,419
2010	$15,356
2011	$9,156

Goodwill at March 31, 2007 and December 31, 2006 was $392.5 million and $388.2 million, respectively. During the three months ended March 31, 2007, Federated recorded goodwill primarily in connection with the Alliance Acquisition ($4.1 million). See Note (3) for additional information.

(7) Other Current Liabilities - Other

Federated’s “Other current liabilities – other” at March 31, 2007 and December 31, 2006 included $14.4 million and $10.3 million, respectively, related to the contingent purchase price of the Alliance Acquisition. See Note (3) for additional information on this acquisition. At March 31, 2007 and December 31, 2006, this line item also included $7.8 million and $7.5 million, respectively, related to an insurance recovery for a claim submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (16)). The retention of these advance payments is contingent upon the approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved. At March 31, 2007 and December 31, 2006, this line item included $3.0 million and $0.9 million, respectively, for cash overdrafts. Also included at both March 31, 2007 and December 31, 2006 was $0.9 million for accruals for Class B common stock purchased during the periods, but not settled until the subsequent periods.

(8) Recourse Debt

Federated’s total capital lease obligation was $0.2 million at both March 31, 2007 and December 31, 2006, and was included in “Other current liabilities – other” and “Other long-term liabilities – other.” The capital lease outstanding at March 31, 2007 and December 31, 2006 carried an interest rate of 6.93% and expires in the fourth quarter 2009.

On October 31, 2006, Federated entered into a five-year $200 million Revolving Credit Facility with an option to increase it to $300 million during the term of the facility upon commitment from the lenders (the Credit Facility). Borrowings under the Credit Facility would bear interest, at the option of Federated, at a defined prime rate or at a spread dependent upon its debt rating over

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

the London Interbank Offering Rate or Federal Funds effective rate. Under the Credit Facility, Federated will pay a facility fee based on its debt credit rating, currently 7.5 basis points, and can make cash payments for stock repurchases or shareholder dividend payments as long as liquidity of no less than $10 million is maintained during the payment period. Certain subsidiaries entered into a Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Facility. The Credit Facility also includes financial and non-financial covenants. The Credit Facility expires October 31, 2011, and will be used for general corporate purposes. There were no borrowings against the Credit Facility during the three months ended March 31, 2007.

(9) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Deferred sales commissions on B-shares, net	$98,081	$108,539
Other deferred sales commissions, net	3,803	3,747

Deferred sales commissions, net	$101,884	$112,286

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at March 31, 2007	March 31, 2007	December 31, 2006
	2007[1]	2006[2]
Financings between April 1997 and September 2000	8.60%	8.60%	1.5 years	$6,573	$8,738
Financings between October 2000 and December 2003	4.76%	4.79%	4.8 years	46,521	53,632
Financings between January 2004 and February 2007	5.95%	5.78%	7.9 years	48,720	50,617
Financings during March 2007	7.10%	N/A	8.0 years	369	N/A

Total debt – nonrecourse				$102,183	$112,987

[1]	As of March 31, 2007
[2]	As of December 31, 2006

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

On December 27, 2006, Federated amended its agreement with an independent financial institution for funding of the B-share sales commissions to extend the program through February 28, 2007. Federated signed a definitive agreement with an independent financial institution, effective March 1, 2007, to continue funding B-share sales commissions through December 31, 2009.

(10) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.18 per share or $18.7 million were paid in the first quarter of 2007 to holders of common shares.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2007, Federated repurchased 1.2 million shares of its Class B common stock, nearly all of which were part of its current share-buyback program. As of March 31, 2007, Federated could repurchase 6.0 million additional shares under the current board-approved program.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan, which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of March 31, 2007, a total of 83,833 shares had been purchased by employees in this plan since the plan’s inception.

(11) Share-Based Compensation Plans

During the first quarter of 2007, Federated awarded 188,834 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date, was issued out of treasury and will vest over a three-year period. During the same time period, 172,419 employee stock options were exercised and these shares were issued out of treasury.

(12) Income Taxes

Effective January 1, 2007, Federated adopted the provisions of FIN 48, which did not have a material impact on its financial statements. Federated had unrecognized tax benefits of approximately $1.4 million as of January 1, 2007. During the three-month period ended March 31, 2007, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2007, management estimates that there will be no material increases or decreases in the total amounts of unrecognized tax benefits within the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $0.4 million at January 1, 2007. During the three-month period ended March 31, 2007, there were no material changes in this amount.

At January 1, 2007 and March 31, 2007, Federated had approximately $0.2 million interest accrued on tax liabilities in the Consolidated Balance Sheets. No amounts were recognized in the Consolidated Statements of Income for the quarter ended March 31, 2007 or in the Consolidated Balance Sheets at March 31, 2007 for penalties.

As of March 31, 2007, tax years 2003 through 2006 remain subject to examination for Federated’s major tax jurisdictions, which include Federal, the state of New York, the city of New York and the state of Pennsylvania.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006
Numerator
Income from continuing operations	$51,763	$46,085
Income from discontinued operations	0	2,836

Net income	$51,763	$48,921

Denominator
Basic weighted-average shares outstanding	101,913	105,639
Dilutive potential shares from share-based compensation	1,693	2,486

Diluted weighted-average shares outstanding	103,606	108,125

Earnings per share – Basic
Income from continuing operations	$0.51	$0.44
Income from discontinued operations	0.00	0.03

Net income[1]	$0.51	$0.46

Earnings per share – Diluted
Income from continuing operations	$0.50	$0.43
Income from discontinued operations	0.00	0.03

Net income[1]	$0.50	$0.45

1	Totals may not sum due to rounding.

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended March 31, 2007 and 2006, 0.9 million and 0.7 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. Under the treasury stock method, in the event the awards become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $51.8 million and $48.9 million for the quarters ended March 31, 2007 and 2006, respectively.

(15) Concentration Risk

In terms of revenue concentration by product, approximately 16% of Federated’s total revenue for the first quarter of 2007 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund).

In addition, in terms of revenue concentration by customer, two intermediary customers (Edward D. Jones & Co., L.P. (Edward Jones) and the Bank of New York, including Pershing (a subsidiary of the Bank of New York) and other assets from the Bank of New York) accounted for a total of approximately 28% of Federated’s total revenue for the first quarter of 2007. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers, including changes which may result from the pending Bank of New York merger with Mellon Financial Corp., could have a significant adverse effect on Federated’s future revenues, and, to a lesser extent, net income, due to corresponding significant reductions to Marketing and distribution expenses associated with such intermediaries.

Edward Jones is a leading seller of Federated-sponsored equity and fixed-income mutual fund products. The revenue Federated derives from these products is dependent upon the level of assets under management in numerous individual fund shareholder accounts in multiple sponsored products. During the third quarter 2006, Federated was reclassified within Edward Jones from a “preferred” firm to a “focus” firm. Due to Federated’s reclassification, sales in these fund products decreased and redemptions in these fund products have increased. Sustained decreases in sales and increases in redemptions over an extended period of time could adversely affect Federated’s revenue and results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(16) Commitments and Contingencies

(a) Contractual

As part of the MDT Acquisition, Federated may be required to make annual contingent purchase price payments based upon growth in MDTA net revenues over the next three years. These purchase price payments, which could aggregate as much as $130.0 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation-related payments. These contracts expire on various dates through the year 2012. The remaining estimated minimum amount payable under these arrangements approximates $6.6 million, of which $1.5 million is payable in 2007. The remaining estimated maximum amount payable under these arrangements approximates $21.8 million, of which $3.8 million would be payable in 2007 if certain performance targets are achieved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively, the latter of which was accrued in “Other current liabilities – other” as of March 31, 2007. At current asset levels, these payments would approximate $63 million over the remaining three-year period, which includes a $10 million lump sum payment in year five.

Pursuant to another acquisition agreement, Federated may be required to make additional payments to the seller contingent upon the occurrence of certain events. The payments occur annually and could continue through the fourth quarter 2008.

(b) Guarantees and Indemnifications

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

(c) Past Mutual Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the quarter ended March 31, 2007, these fee reductions were approximately $1 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

The Consolidated Financial Statements for the quarters ended March 31, 2007 and 2006 reflect $1.2 million and $1.3 million pretax expense, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. In addition, Federated incurred a $1.2 million pretax expense related to costs associated with resolving related legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. These other claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(17) Subsequent Events

On April 2, 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, “Dix Hills”). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated will account for its minority interest using the equity method of accounting.

On April 20, 2007, Federated reached a definitive agreement with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio. Rochdale’s parent, Acebes, D’Allesandro and Associates LLC is party to certain provisions of the agreement. In connection with the acquisition, the assets of the Rochdale Atlas Portfolio (which were approximately $321 million as of April 19, 2007) will be transitioned into the Federated InterContinental Fund, which will be a new shell portfolio created for the purpose of continuing the investment operations of Rochdale Atlas Portfolio as part of the Federated fund complex. The transaction has been approved by the Board of Directors of Federated Investors, Inc. The Federated Mutual Fund Board of Trustees and the Rochdale Investment Trust Board of Trustees have both approved the reorganization of the Rochdale Atlas Portfolio into the Federated InterContinental Fund. The Rochdale Board of Trustees will be seeking the vote of Rochdale Atlas Portfolio shareholders to reorganize the fund into the new Federated InterContinental Fund. The reorganization is subject to the approval of the Rochdale Atlas Portfolio shareholders. Subject to the receipt of all such approvals, the transaction is expected to close in the third quarter of 2007. Both Federated and Rochdale have made customary representations, warranties and covenants in the agreement. In addition, as part of the definitive agreement, Rochdale has agreed to certain non-competition covenants, including a covenant relating to its ability to provide investment management services to products with a substantially similar investment strategy or process to the Rochdale Atlas Portfolio. The transaction includes an initial purchase payment of $5.75 million. Two additional contingent payments totaling up to $20 million could be paid in years three and five based on asset growth and fund performance. The agreement also provides for additional contingent payments payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance would impact the level of contingent payments made by Federated.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

On April 26, 2007, the board of directors declared a dividend of $0.21 per share to be paid on May 15, 2007, to shareholders of record as of May 8, 2007.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to management’s discussion and analysis of financial condition and results of operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $250.5 billion in managed assets as of March 31, 2007. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, separate accounts (which includes separately managed accounts, institutional accounts and sub-advised funds, both variable annuity and other) and other sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at March 31, 2007 attributable to such markets are as follows: wealth management and trust (44%), broker/dealer (43%) and global institutional (10%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Accordingly, revenue is also dependent upon the relative composition of average assets under management. Since Federated’s products are largely distributed through financial intermediaries, Federated pays a significant portion of the distribution fees from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services will vary with changes in the number of plan participants that are impacted by sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include marketing and distribution costs and compensation and related costs, which represent fixed and variable compensation and related employee benefits. Certain of these expenses are dependent upon sales, product performance, levels of assets and asset mix.

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

Business Developments

Acquisitions

Rochdale Investment Management LLC. On April 20, 2007, Federated reached a definitive agreement with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio. Rochdale’s parent, Acebes, D’Allesandro and Associates LLC is party to certain provisions of the agreement. In connection with the acquisition, the assets of the Rochdale Atlas Portfolio (which were approximately $321 million as of April 19, 2007) will be transitioned into the Federated InterContinental Fund, which will be a new shell portfolio created for the purpose of continuing the investment operations of Rochdale Atlas Portfolio as part of the Federated fund complex. The transaction has been approved by the Board of Directors of Federated Investors, Inc. The Federated Mutual Fund Board of Trustees and the Rochdale Investment Trust Board of Trustees have both approved the reorganization of the Rochdale Atlas Portfolio into the Federated InterContinental Fund. The Rochdale Board of Trustees will be seeking the vote of Rochdale Atlas Portfolio shareholders to reorganize the fund into the new Federated InterContinental Fund. The reorganization is subject to the approval of the Rochdale Atlas Portfolio shareholders. Subject to the receipt of all such approvals, the transaction is expected to close in the third quarter of 2007. Both Federated and Rochdale have made customary representations, warranties and covenants in the agreement. In addition, as part of the definitive agreement, Rochdale has agreed to certain non-competition covenants, including a covenant relating to its ability to provide investment management services to products with a substantially similar investment strategy or process to the Rochdale Atlas Portfolio. The transaction includes an initial purchase payment of $5.75 million. Two additional contingent payments totaling up to $20 million could be paid in years three and five based on asset growth and fund performance. The agreement also provides for additional contingent payments payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance would impact the level of contingent payments made by Federated.

Dix Hills. On April 2, 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, “Dix Hills”). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated will account for its minority interest using the equity method of accounting.

Sentinel Asset Management, Inc. In the fourth quarter 2006, assets of three mutual funds previously advised by Sentinel Asset Management, Inc. totaling approximately $73 million were acquired by three sponsored mutual funds. As a result of this transaction, no assets were recorded.

MDTA LLC. In the third quarter 2006, Federated acquired MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, managed approximately $6.7 billion in invested assets as of July 14, 2006 (MDT Acquisition). MDTA grew its business using quantitative investment techniques, having successfully developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by creating a quantitative line of equity mutual funds to complement Federated’s existing equity products. Federated acquired approximately 89 percent of the outstanding equity interests of MDTA in July 2006 and paid approximately $102.0 million in cash as upfront purchase price. The remaining 11 percent minority interest was held by various MDTA employees and was subject to a put/call option whereby the minority interest holders could put their interest to Federated in January 2007 or Federated could call the interests in June 2007. The minority interest holders exercised their put option in January 2007. Federated paid approximately $8.0 million in cash as additional purchase price to acquire the remaining 11 percent on January 9, 2007.

Federated has engaged external valuation experts to determine the fair value of the identifiable intangible assets. Although preliminary results of the external valuation are reflected in both the Consolidated Financial Statements as of and for the quarter ended March 31, 2007 and the related footnotes, the final purchase price allocation may result in adjustments to this preliminary valuation and such adjustments may be material. Preliminary valuation results indicate $46.7 million of the purchase price is assignable to identifiable intangible assets with a weighted-average useful life of 9.7 years.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Wayne Hummer Asset Management Company. In the first quarter 2006, assets of an equity mutual fund previously advised by Wayne Hummer Asset Management Company, a direct subsidiary of Wintrust Financial Corporation, totaling approximately $158 million were acquired by a sponsored mutual fund. As a result of the transaction, Federated recorded a customer relationship intangible asset, which is being amortized on an accelerated basis over a seven-year useful life.

Mason Street Advisors, LLC. In the first quarter 2006, assets of an equity mutual fund previously advised by Mason Street Advisors, LLC, a wholly owned company of Northwestern Mutual, totaling approximately $218 million, were acquired by a sponsored mutual fund. As a result of this transaction, no assets were recorded.

Passport Research II, Ltd. In the first quarter 2006, Federated purchased the non-controlling interest in Passport Research II, Ltd. (Passport II), a registered investment advisor organized as a limited partnership between an indirect, wholly owned subsidiary of Federated and Edward D. Jones & Co., L.P. As a result of the transaction, the partnership was dissolved and the Passport II minority interest is no longer recorded. As part of the transaction, Federated recorded a customer relationship intangible asset, which is being amortized on an accelerated basis over a nine-year useful life, and goodwill.

Alliance Capital Management L.P. During the second quarter 2005, Federated completed the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition). In addition to the upfront purchase price paid at the date of the acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively, the latter of which was accrued in “Other current liabilities – other” as of March 31, 2007. At current asset levels, these payments would approximate $63 million over the remaining three-year period, which includes a $10 million lump sum payment in year five.

Dispositions

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC, one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed in the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in “Discontinued operations, net of tax” on the Consolidated Statements of Income for the respective period.

Other Business Developments

In the fourth quarter 2006, Federated launched a $1.0 billion collateralized debt obligation investment product (CDO). The CDO, which is a variable interest entity (VIE) as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46), invests primarily in high-grade, asset-backed securities and offers investors opportunity for returns that vary with the risk level of their investment. The CDO has a term to maturity of 40 years and an expected life of 10 years. Federated acts as the collateral manager for the CDO and holds an equity ownership of approximately $1.5 million which represents Federated’s maximum potential exposure to loss. Federated has neither guaranteed nor is contractually liable for any of the CDO’s obligations. Federated is not the primary beneficiary of the CDO and has therefore recorded its investment in the CDO at fair value as primarily a long-term asset on the Consolidated Balance Sheets.

Historically, Federated has been classified as one of eight ‘preferred’ fund family firms within the Edward D. Jones & Co., L.P. (Edward Jones) brokerage firm. Preferred firms have the highest level of access and participation in various sales-related

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

meetings and training conducted by Edward Jones. During the third quarter 2006, Federated was reclassified as one of five ‘focus firms’. As a focus firm, Federated will continue to be able to contact Edward Jones investment representatives, but will not participate in certain sales-related meetings as it had done in the past. Edward Jones is a leading seller of Federated-sponsored equity and fixed-income mutual fund products. Due to Federated’s reclassification, sales in these fund products decreased and redemptions in these fund products have increased. Sustained decreases in sales and increases in redemptions over an extended period of time could adversely affect Federated’s revenue and results of operations.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2007	2006
By Asset Class
Money market	$185,952	$163,604	14%
Equity	41,336	31,552	31%
Fixed-income	23,162	22,342	4%

Total managed assets	$250,450	$217,498	15%

By Product Type
Mutual Funds:
Money market	$163,841	$145,978	12%
Equity	28,716	27,567	4%
Fixed-income	18,033	18,579	(3%)

Total mutual fund assets	$210,590	$192,124	10%

Separate Accounts:
Money market	$22,112	$17,626	25%
Equity	12,620	3,985	217%
Fixed-income	5,128	3,763	36%

Total separate account assets	$39,860	$25,374	57%

Total managed assets	$250,450	$217,498	15%

Average Managed Assets

	Three Months Ended March 31,		Percent
(in millions)	2007	2006	Change
By Asset Class
Money market	$182,352	$164,061	11%
Equity	41,118	30,696	34%
Fixed-income	23,002	22,743	1%

Total average managed assets	$246,472	$217,500	13%

By Product Type
Mutual Funds:
Money market	$160,325	$146,096	10%
Equity	28,743	26,779	7%
Fixed-income	18,013	18,874	(5%)

Total average mutual fund assets	$207,081	$191,749	8%

Separate Accounts:
Money market	$22,027	$17,965	23%
Equity	12,375	3,917	216%
Fixed-income	4,989	3,869	29%

Total average separate account assets	$39,391	$25,751	53%

Total average managed assets	$246,472	$217,500	13%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2007	2006
Period-end assets	$17,783	$18,555	(4%)
Average assets	17,762	18,494	(4%)

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2007	2006
Equity Funds
Beginning assets	$28,666	$26,031

Sales	1,469	1,517
Redemptions	(1,973)	(1,922)

Net redemptions	(504)	(405)
Net exchanges	(12)	20
Acquisition related	0	376
Other[1]	566	1,545

Ending assets	$28,716	$27,567

Fixed-Income Funds
Beginning assets	$18,113	$19,037

Sales	1,224	1,297
Redemptions	(1,503)	(1,737)

Net redemptions	(279)	(440)
Net exchanges	2	(28)
Acquisition related	0	0
Other[1]	197	10

Ending assets	$18,033	$18,579

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Components of Changes in Equity and Fixed-Income Separate Account Assets1

(in millions)	Three Months Ended March 31, 2007[2]
Equity Separate Accounts
Beginning assets	$12,228

Net customer flows[3]	225
Other[3]	167

Ending assets	$12,620

Fixed-Income Separate Accounts
Beginning assets	$4,789

Net customer flows[3]	236
Other[3]	103

Ending assets	$5,128

[1]	Includes separately managed accounts (SMA), institutional accounts and sub-advised accounts (variable annuity and other).
[2]	Information for the three months ended March 31, 2006 is not available in this format.
[3]

For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Other. Other includes the approximate effect of changes in the market value of securities held in the portfolios, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period over period across both asset and product types have a direct impact on Federated’s total revenue due to the difference in the fees per invested dollar earned on each asset type. Equity products generally have a higher management fee rate than fixed-income or money market products. Likewise, mutual fund products typically earn a higher management fee rate than Separate Accounts. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the three months ended March 31:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2007	2006	2007	2006
Money market assets	74%	75%	48%	47%
Equity assets	17%	15%	40%	38%
Fixed-income assets	9%	10%	11%	14%
Other activities	—	—	1%	1%

The March 31, 2007 period-end managed assets increased 15% over period-end managed assets at March 31, 2006. Average managed assets for the three-month period ended March 31, 2007 increased 13% over average managed assets for the same period in 2006. Total money market assets at March 31, 2007 increased 14% as compared to March 31, 2006. Average money market assets increased 11% for the three-month period ended March 31, 2007 as compared to the same period of 2006.

Period-end equity assets at March 31, 2007 increased 31% as compared to March 31, 2006 and average equity assets for the three-month period ended March 31, 2007 increased 34% over the average assets for the same period in 2006 primarily due to the MDT Acquisition and market appreciation. Period-end fixed-income assets at March 31, 2007 increased 4% as compared to March 31, 2006 and average fixed-income assets for the three-month period ended March 31, 2007 increased 1% as compared to the same period last year due primarily to the launching of a new CDO in the fourth quarter 2006, partially offset by a 5% decrease in average fixed-income mutual fund assets.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three-month periods ended March 31 is set forth in the following table:

	Three Months Ended March 31,
(in millions)	2007	2006	Change	Percent Change
Revenue from managed assets	$261.1	$235.6	$25.5	11%

Revenue from sources other than managed assets	3.3	3.2	0.1	3%

Total Revenue	$264.4	$238.8	$25.6	11%

Revenue from managed assets increased $25.5 million for the three-month period ended March 31, 2007 as compared to the same period in 2006 due to a $14.3 million and $6.2 million increase resulting from an increase in average money market and equity assets under management (excluding assets acquired in the MDT Acquisition), respectively, and a $9.1 million increase generated from assets acquired in connection with the MDT Acquisition, partially offset by a decrease of $2.6 million due to a change in the mix of average fixed-income assets under management.

Operating Expenses. Operating expenses for the three-month periods ended March 31 are set forth in the following table:

	Three Months Ended March 31,
(in millions)	2007	2006	Change	Percent Change
Marketing and distribution	$80.2	$70.0	$10.2	15%
Compensation and related	54.2	49.6	4.6	9%
Amortization of deferred sales commissions	12.3	13.5	(1.2)	(9%)
Amortization of intangible assets	5.5	4.2	1.3	31%
All other	28.4	27.3	1.1	4%

Total Operating Expenses	$180.6	$164.6	$16.0	10%

Total operating expenses for the three-month period ended March 31, 2007 increased $16.0 million compared to the same period in 2006. Marketing and distribution expense increased $10.2 million primarily due to an $8.8 million increase from higher average money market assets under management. Compensation and related expense increased $4.6 million primarily due to a $3.7 million increase during the first quarter 2007 resulting from the MDT Acquisition in the third quarter 2006. Amortization of intangible assets increased $1.3 million due primarily to the increase in amortization expense recorded during the first quarter 2007 in connection with the MDT Acquisition in the third quarter 2006.

Nonoperating Income (Expenses). Nonoperating income, net, decreased $0.6 million for the three-month period ended March 31, 2007 as compared to the same period in 2006 primarily due to a $0.7 million and $0.5 million decrease in “Dividend income” and “Interest income,” respectively, primarily as a result of lower invested cash balances ($1.6 million) partially offset by a $0.3 million increase due to increased yields earned on investments as a result of rising interest rates. The decreases in “Dividend income” and “Interest income” were partially offset by a $0.7 million decrease in “Debt expense – nonrecourse” attributable to lower average nonrecourse debt balances.

Income Taxes on Continuing Operations. The income tax provision for continuing operations increased $3.5 million for the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to higher income from continuing operations before income taxes. The effective tax rate was 37.5% for the three-month period ended March 31, 2007, respectively, as compared to 37.4% for the same period in 2006.

Income from Continuing Operations. Income from continuing operations increased $5.7 million for the three-month period ended March 31, 2007 as compared to the same period of 2006 primarily as a result of the changes in revenues and expenses noted above. For the same periods of comparison, diluted earnings per share for income from continuing operations increased $0.07 per diluted share, primarily from the impact of increased income from continuing operations for the quarter ended March 31, 2007 as compared to the same period of the prior year, as well as decreased weighted-average shares outstanding for the quarter ended March 31, 2007 as compared to the same period of 2006.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Discontinued Operations. Income from discontinued operations, net of tax of $2.8 million for the quarter ended March 31, 2006 relates to the sale of the Clearing Business (see Note (4) to the Consolidated Financial Statements for additional information).

Liquidity and Capital Resources

At March 31, 2007, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $158.6 million as compared to $158.2 million at December 31, 2006. As of March 31, 2007, Federated had a B-share funding arrangement with an independent third party and $200.0 million available for borrowings under its credit facility (see Note (8) and Note (9) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $71.9 million for the three months ended March 31, 2007 as compared to $71.0 million for the same period in 2006. The increase was primarily due to an increase in net income ($2.8 million), an increase in the provision for deferred income taxes ($2.5 million) and a decrease in deferred sales commissions paid ($1.6 million) primarily as a result of reduced sales of the B-share asset class, partially offset by an increase in net purchases of trading securities ($6.4 million).

Investing Activities. During the three-month period ended March 31, 2007, Federated used $9.7 million for investing activities, which primarily represented cash paid for business acquisitions. See Note (3) to the Consolidated Financial Statements for additional information.

Financing Activities. During the three-month period ended March 31, 2007, Federated used $69.5 million for financing activities. Of this amount, Federated paid $43.0 million to repurchase 1.2 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of March 31, 2007, Federated can repurchase an additional 6.0 million shares through December 31, 2008 under its authorized program.

Additionally, Federated paid dividends in the first quarter of 2007 of $18.7 million or $0.18 per share to holders of common shares. On April 26, 2007, Federated’s board of directors declared a dividend of $0.21 per share, for shareholders of record on May 8, 2007, that is payable on May 15, 2007.

Financial Position

“Accrued compensation and benefits” at March 31, 2007 decreased $26.5 million from December 31, 2006 primarily due to the annual payment of certain 2006 accrued incentive compensation during the first quarter 2007 ($41.4 million), partially offset by one quarter of certain 2007 accrued incentive compensation being recorded in the first quarter of 2007 ($15.8 million).

“Income taxes payable,” at March 31, 2007 increased $22.7 million from December 31, 2006 due primarily to the accrual of the first quarter 2007 tax payment that was required to be paid in April 2007. “Income taxes payable” at December 31, 2006 did not include an accrual for the fourth quarter 2006 estimated tax payment as it was paid in December 2006 as required.

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. As part of the MDT Acquisition, Federated may be required to make annual contingent purchase price payments based upon growth in MDTA net revenues over the next three years. These purchase price payments, which could aggregate as much as $130.0 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation-related payments. These contracts expire on various dates through the year 2012. The remaining estimated minimum amount payable under these

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

arrangements approximates $6.6 million, of which $1.5 million is payable in 2007. The remaining estimated maximum amount payable under these arrangements approximates $21.8 million, of which $3.8 million would be payable in 2007 if certain performance targets are achieved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively, the latter of which was accrued in “Other current liabilities – other” as of March 31, 2007. At current asset levels, these payments would approximate $63 million over the remaining three-year period, which includes a $10 million lump sum payment in year five.

Pursuant to another acquisition agreement, Federated may be required to make additional payments to the seller contingent upon the occurrence of certain events. The payments occur annually and could continue through the fourth quarter 2008.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the quarter ended March 31, 2007, these fee reductions were approximately $1 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

The Consolidated Financial Statements for the quarters ended March 31, 2007 and 2006 reflect $1.2 million and $1.3 million pretax expense, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. In addition, Federated incurred a $1.2 million pretax expense related to costs associated with resolving related legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. These other claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying any potential future debt obligations and funding property and equipment acquisitions, including computer-related software and hardware. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at March 31, 2007, management believes Federated may borrow under its credit facility within the next twelve months. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

On October 31, 2006, Federated entered into a five-year $200 million Revolving Credit Facility with an option to increase it to $300 million during the term of the facility upon commitment from the lenders (the Credit Facility). Borrowings under the Credit Facility would bear interest, at the option of Federated, at a defined prime rate or at a spread dependent upon its debt rating over the London Interbank Offering Rate or Federal Funds effective rate. Under the Credit Facility, Federated will pay a facility fee based on its debt credit rating, currently 7.5 basis points, and can make cash payments for stock repurchases or shareholder dividend payments as long as liquidity of no less than $10 million is maintained during the payment period. Certain subsidiaries entered into a Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Facility. The Credit Facility also includes financial and non-financial covenants. The Credit Facility expires October 31, 2011, and will be used for general corporate purposes.

On December 27, 2006, Federated amended its agreement with an independent financial institution for funding of the B-share sales commissions to extend the program through February 28, 2007. Federated signed a definitive agreement with an independent financial institution, effective March 1, 2007, to continue funding B-share sales commissions through December 31, 2009.

Recent Accounting Pronouncements

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for an instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective on January 1, 2008 for calendar-year companies. Management is currently evaluating this standard and its impact on the financial statements, if any.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact on the financial statements.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006, management believes that its policies regarding accounting for VIE consolidation, intangible assets, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section “Critical Accounting Policies” in Management’s Discussion and Analysis included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006 for detail on these policies. In addition, with the adoption of FIN 48 effective January 1, 2007, the following policy on uncertain tax positions also involves a higher degree of judgment and complexity.

Accounting for Uncertain Tax Positions. The two-step process prescribed by FIN 48 to account of uncertainty in income taxes requires significant management judgment. The processes of determining (1) whether it is more likely than not that a position will be sustained upon examination and (2) the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority require management estimates and judgment as to expectations of the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. Management considers the facts and circumstances available as of the reporting date in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. Significant differences could exist between the ultimate outcome regarding the examination of a tax position and management’s estimate. These differences could have a material impact on Federated’s effective tax rate, results of operations, financial position or cash flows.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

In the normal course of its business, Federated is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Market Risk – Investments. Federated’s short-term and long-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At March 31, 2007, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in primarily investment-grade debt securities held by certain sponsored products ($9.8 million), a sponsored CDO ($1.5 million) and fixed-income sponsored funds ($6.1 million). Management considered a hypothetical 100 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. At March 31, 2007, Federated was exposed to price risk as a result of its $10.9 million investment in primarily sponsored fluctuating-value mutual funds. Management considered a hypothetical 10% fluctuation in market value and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Market Risk – Revenue. It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of these assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 48% and 11% of Federated’s revenue in the first quarter 2007 was from managed assets in money market and fixed-income products, respectively. After reaching record lows, short-term interest rates began to rise in 2004 and may continue to increase. In a rising rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

For further discussion of managed assets and factors that impact Federated’s revenue, see the sections entitled “General,” “Asset Highlights” and “Contractual Obligations and Contingent Liabilities” herein as well as the sections entitled “Regulatory Matters” and “Risk Factors” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006 on file with the SEC.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (16)(c) and Note (16)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2007.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	122,200 $		34.16	122,200	7,118,200
February		418,900	36.04	418,900	6,699,300
March[2]		688,163	34.56	659,981	6,039,319

Total	1,229,263 $		35.02	1,201,081	6,039,319

[1]

Federated’s current share repurchase program was announced in July 2006, whereby the board of directors authorized management to purchase up to 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans exist as of March 31, 2007.

[2]	28,182 shares purchased in March 2007 represent shares of restricted stock repurchased due to employee separations.

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

Federated Investors, Inc.
(Registrant)

Date May 3, 2007	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date May 3, 2007	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer