Form 10-Q
period 2007-06-30
FEDERATED INVESTORS INC /PA/
filed 2007-08-01
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 27, 2007, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,001,379 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q, including those related to obligations to make additional contingent payments pursuant to acquisition agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and the likelihood of borrowing under the company’s credit facility; future principal uses of cash; deductibility of certain items for income tax purposes; market risk of investments and revenue, including the potential impact of rising interest rates; the impact of Federated’s reclassification within the Edward Jones brokerage firm; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; the expected closing of the Rochdale transaction; and insurance recoveries; constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the obligation to make contingent payments is based on certain growth targets and will be affected by the achievement of such targets. Future cash needs and future uses of cash will be impacted by a variety of factors, including the level of activity in the acquisition area, the company’s success in distributing its products, the resolution of pending litigation, as well as potential increased costs associated with compliance related activities. Marketing and distribution expenses are impacted by increases in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer the Company’s products to customers. Federated’s risks and uncertainties also include revenue risk, which will be affected by changes in market values of assets under management and may be affected by rising interest rates; and Federated’s reclassification within the Edward Jones brokerage firm which could impact fund sales and redemptions over the long term. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section titled “Risk Factors” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006, and other reports on file with the Securities and Exchange Commission.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)	June 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$105,467	$118,721
Restricted cash equivalents	0	29
Investments	23,802	16,193
Receivables – affiliates	23,118	21,808
Receivables – other, net of reserve of $344 and $494, respectively	1,424	1,489
Accrued revenue – affiliates	3,326	3,480
Accrued revenue – other	6,153	5,862
Current deferred tax asset, net	6,053	4,222
Prepaid expenses	13,504	8,705
Other current assets	1,869	1,542

Total current assets	184,716	182,051

Long-Term Assets
Goodwill	443,163	388,213
Customer-relationship intangible assets, net	77,759	89,748
Other intangible assets, net	8,959	10,689
Deferred sales commissions, net of accumulated amortization of $354,347 and $333,316, respectively	88,444	112,286
Property and equipment, net of accumulated depreciation of $34,529 and $32,263, respectively	23,343	24,168
Other long-term assets	12,639	3,139

Total long-term assets	654,307	628,243

Total assets	$839,023	$810,294

Current Liabilities
Accrued compensation and benefits	$32,988	$46,528
Accounts payable and accrued expenses – affiliates	2,727	2,241
Accounts payable and accrued expenses – other	57,220	50,982
Income taxes payable	1,460	620
Other current liabilities – affiliates	17,729	8,282
Other current liabilities – other	45,194	23,254

Total current liabilities	157,318	131,907

Long-Term Liabilities
Long-term debt – nonrecourse	88,731	112,987
Long-term deferred tax liability, net	29,126	27,699
Other long-term liabilities – affiliates	1,032	539
Other long-term liabilities – other	6,147	6,905

Total long-term liabilities	125,036	148,130

Total liabilities	282,354	280,037

Minority interest	1,449	882

Commitments and contingencies (Note (16))

Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	167,832	158,016
Retained earnings	1,127,357	1,065,505
Treasury stock, at cost, 26,645,689 and 25,650,722 shares Class B common stock, respectively	(740,669)	(694,786)
Accumulated other comprehensive income, net of tax	511	451

Total shareholders’ equity	555,220	529,375

Total liabilities, minority interest, and shareholders’ equity	$839,023	$810,294

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2007	2006	2007	2006
Revenue
Investment advisory fees, net-affiliates	$160,809	$140,278	$314,849	$282,127
Investment advisory fees, net-other	16,572	6,209	31,709	12,414
Administrative service fees, net-affiliates	39,829	34,561	77,766	69,149
Administrative service fees, net-other	1,379	1,521	2,733	3,032
Other service fees, net-affiliates	54,674	50,632	107,260	101,950
Other service fees, net-other	1,825	1,467	3,606	3,026
Other, net	1,442	1,738	3,021	3,490

Total revenue	276,530	236,406	540,944	475,188

Operating Expenses
Marketing and distribution	87,288	70,430	167,490	140,445
Compensation and related	51,552	44,780	105,737	94,356
Professional service fees	9,310	8,422	16,948	16,009
Systems and communications	5,851	4,952	11,713	9,709
Office and occupancy	5,325	4,976	10,840	10,502
Advertising and promotional	4,241	3,794	7,137	7,746
Travel and related	3,706	3,346	6,444	5,960
Amortization of deferred sales commissions	12,074	13,018	24,332	26,526
Amortization of intangible assets	4,602	4,220	10,126	8,446
Other	3,699	2,898	7,511	5,747

Total operating expenses	187,648	160,836	368,278	325,446

Operating income	88,882	75,570	172,666	149,742

Nonoperating Income (Expenses)
Dividend income	1,357	2,295	2,995	4,680
Interest income	248	740	478	1,431
Gain on securities, net	52	39	178	176
Debt expense – recourse	(87)	(65)	(181)	(130)
Debt expense – nonrecourse	(1,360)	(2,019)	(2,858)	(4,171)
Other, net	5	(1)	5	(2)

Total nonoperating income, net	215	989	617	1,984

Income from continuing operations before minority interest and income taxes	89,097	76,559	173,283	151,726
Minority interest	1,399	1,333	2,776	2,834

Income from continuing operations before income taxes	87,698	75,226	170,507	148,892
Income tax provision	32,421	28,570	63,467	56,151

Income from continuing operations	55,277	46,656	107,040	92,741
Discontinued operations, net of tax	0	3,265	0	6,101

Net income	$55,277	$49,921	$107,040	$98,842

Earnings per share – Basic
Income from continuing operations	$0.55	$0.44	$1.05	$0.88
Income from discontinued operations	0.00	0.03	0.00	0.06

Net income[1]	$0.55	$0.48	$1.05	$0.94

Earnings per share – Diluted
Income from continuing operations	$0.54	$0.44	$1.04	$0.86
Income from discontinued operations	0.00	0.03	0.00	0.06

Net income	$0.54	$0.47	$1.04	$0.92

Cash dividends per share	$0.21	$0.18	$0.39	$0.33

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended June 30,	2007	2006
Operating Activities
Net income	$107,040	$98,842

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred sales commissions	24,332	26,526
Depreciation and other amortization	12,529	10,741
Share-based compensation expense	6,261	4,953
Minority interest	2,776	2,834
Gain on disposal of assets	(120)	(5,973)
(Benefit) provision for deferred income taxes	(970)	738
Tax benefit from share-based compensation	4,238	1,653
Excess tax benefits from share-based compensation	(3,239)	(1,339)
Net purchases of trading securities	(7,976)	(4,962)
Deferred sales commissions paid	(6,974)	(13,866)
Contingent deferred sales charges received	6,417	8,876
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(1,863)	19,896
Increase in other assets	(5,056)	(10,113)
Decrease in accounts payable and accrued expenses	(6,334)	(42,759)
Increase in income taxes payable	840	273
Increase in other liabilities	3,162	2,626

Net cash provided by operating activities	135,063	98,946

Investing Activities
Cash paid for business acquisitions and minority interest investments	(31,404)	(53,565)
Additions to property and equipment	(2,166)	(3,018)
Net proceeds from disposal of business	0	6,391
Purchases of securities available for sale	(2,008)	(408)
Proceeds from redemptions of securities available for sale	997	713
Decrease in restricted cash equivalents	29	379

Net cash used by investing activities	(34,552)	(49,508)

Financing Activities
Purchases of treasury stock	(53,489)	(91,918)
Distributions to minority interest	(2,911)	(3,215)
Contributions from minority interest	2,309	150
Dividends paid	(40,285)	(35,219)
Proceeds from shareholders for share-based compensation and other	1,743	5,253
Excess tax benefits from share-based compensation	3,239	1,339
Proceeds from new borrowings – nonrecourse	3,426	10,813
Payments on debt – nonrecourse	(27,682)	(33,098)
Other financing activities	(115)	(409)

Net cash used by financing activities	(113,765)	(146,304)

Net decrease in cash and cash equivalents	(13,254)	(96,866)
Cash and cash equivalents, beginning of period	118,721	245,846

Cash and cash equivalents, end of period	$105,467	$148,980

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

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related) or to meet contractual requirements. Federated waived fees of $82.4 million and $158.6 million for the three- and six-month periods ended June 30, 2007, respectively, and $84.5 million and $188.1 million, respectively, for the same periods of 2006, nearly all of which was for competitive reasons. The decrease in the first six months of 2007 as compared to the same period of 2006 was primarily due to shareholder service fee waivers that are no longer recorded as a result of contractual changes implemented in May 2006.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. In the case of shareholder services, the funds contract directly with financial intermediaries for the provision of shareholder services as a result of contractual changes implemented in May 2006. As such, Federated is not entitled to and therefore does not record shareholder service fee revenue from the funds on assets serviced by a third-party intermediary. Prior to May 2006, Federated acted as an agent and recorded shareholder service fees net of certain third-party payments. Third-party payments for shareholder services recorded as an offset to revenue for the three and six months ended June 30, 2006 were $18.7 million and $74.3 million, respectively.

(b) Uncertain Tax Positions

Federated adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Federated classifies any interest and penalties on tax liabilities on the Consolidated Statements of Income as components of Nonoperating Income (Expenses) – Other, net and Operating Expenses – Other, respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Deferred Sales Commissions and Nonrecourse Debt

Beginning in March 2007, pursuant to the terms of a new sales program with an independent third party, Federated accounted for the sales of its rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds as sales. The sales of Federated’s rights to future shareholder service fees continued to be accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded.

(d) Recent Accounting Pronouncements

EITF 06-11 – In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (EITF 06-11). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact of EITF 06-11 on the Consolidated Financial Statements.

SOP 07-1 – In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (SOP 07-1). SOP 07-1 provides (1) guidance on the application of the definition of an investment company and (2) conditions that must be evaluated to determine whether the specialized industry accounting principles of the Guide applied by a subsidiary or equity method investee should be retained in the consolidated financial statements of a parent company that consolidates an investment company subsidiary or an investor that applies the equity method of accounting to its investments in investment companies. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007. Management is currently evaluating the potential impact of SOP 07-1 on the Consolidated Financial Statements.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for an instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective on January 1, 2008 for calendar-year companies. Management is currently evaluating this standard and its impact on the financial statements, if any.

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

(3) Business Combinations, Acquisitions and Minority Interest Investments

For detail on other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheet at June 30, 2007.

Also, in the second quarter 2007, Federated reached a definitive agreement with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio. Rochdale’s parent, Acebes, D’Allesandro and Associates LLC, is party to certain provisions of the agreement. In connection with the acquisition, the assets of the Rochdale Atlas Portfolio (which were approximately $364 million as of June 30, 2007) will be transitioned into the Federated InterContinental Fund, which will be a new shell portfolio created for the purpose of continuing the investment operations of Rochdale Atlas Portfolio as part of the Federated fund complex. The transaction has been approved by the Board of Directors of Federated Investors, Inc. The Federated Mutual Fund Board of Trustees and the Rochdale Investment Trust Board of Trustees have both approved the reorganization of the Rochdale Atlas Portfolio into the Federated InterContinental Fund. The reorganization is subject to the approval of the Rochdale Atlas Portfolio shareholders, which will be sought by the Rochdale Board of Trustees. Subject to the receipt of all such approvals, the transaction is expected to close in the third quarter of 2007. Both Federated and Rochdale have made customary representations, warranties and covenants in the agreement. In addition, as part of the definitive agreement, Rochdale has agreed to certain non-competition covenants, including a covenant relating to its ability to provide investment management services to products with a substantially similar investment strategy or process to the Rochdale Atlas Portfolio. The transaction includes an initial purchase payment of $5.75 million. Two additional contingent payments totaling up to $20 million could be paid in years three and five based on asset growth and fund performance. The agreement also provides for additional contingent payments payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance will impact the level of contingent payments made by Federated.

In the third quarter 2006, Federated acquired MDTA LLC (MDT Acquisition). Federated has completed its valuation and allocation of the upfront purchase price, which resulted in the following revised allocations: $36.8 million of customer relationship intangible assets and a $6.3 million noncompete intangible asset with weighted-average useful lives of 10.0 years and 8.0 years, respectively. In addition, goodwill was revised to $72.6 million in connection with the completed allocation of the upfront purchase price, of which approximately $66.3 million is expected to be deductible for tax purposes. See Note (7) and Note (16) for information on contingent payments related to this acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007 (actual)	2006 (pro forma)	2007 (actual)	2006 (pro forma)
Revenue	$276,530	$243,820	$540,944	$488,228
Income from continuing operations	55,277	46,131	107,040	91,005
Net income	55,277	49,395	107,040	97,105

Income from continuing operations per basic share	$0.55	$0.44	$1.05	$0.86
Income from continuing operations per diluted share	$0.54	$0.43	$1.04	$0.85

Net income per basic share	$0.55	$0.47	$1.05	$0.92
Net income per diluted share	$0.54	$0.46	$1.04	$0.90

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The pro forma results include adjustments for the following: (1) to adjust for the effect of acquisition-related expenses including compensation and related, depreciation and amortization, interest and income tax expense and (2) to eliminate certain revenue and expense attributable to certain historical operations of MDTA LLC (MDTA) that were not acquired by Federated.

(4) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed at the beginning of the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in Discontinued operations, net of tax on the Consolidated Statements of Income for the respective period.

The Clearing Business’ results of operations have been reflected as discontinued operations in the Consolidated Statements of Income and are summarized as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
(in thousands)
Net revenue from discontinued operations	$2,362	$5,914

Pre-tax income from discontinued operations	$66	$1,929
Income tax expense	42	824

Income from discontinued operations, net of tax	$24	$1,105

Also included in Discontinued operations, net of tax in the first half of 2006 is a $1.8 million reversal of a deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that will be utilized as a result of the capital gain on the sale of the Clearing Business.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended June 30, 2007 and December 31, 2006, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At June 30, 2007, the aggregate assets and liabilities of the products that Federated consolidated were $14.1 million and $1.0 million, respectively, and Federated recorded $1.2 million to Minority interest on Federated’s Consolidated Balance Sheets. The assets and liabilities of the products are primarily classified as Investments and Other current liabilities – other, respectively, on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(6) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	June 30, 2007			December 31, 2006
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationships[1]	$140,597	$(62,838)	$77,759	$143,723	$(53,975)	$89,748
Noncompete agreements[2]	11,396	(2,443)	8,953	27,263	(16,580)	10,683
Other	12	(6)	6	12	(6)	6

Total identifiable intangible assets[3]	$152,005	$(65,287)	$86,718	$170,998	$(70,561)	$100,437

[1]	Weighted average amortization period of 9.7 years as of June 30, 2007
[2]	Weighted average amortization period of 7.6 years as of June 30, 2007
[3]	Weighted average amortization period of 9.5 years as of June 30, 2007

Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2007 was $4.6 million and $10.1 million, respectively, and $4.2 million and $8.4 million, respectively, for the same periods of 2006. Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years.

(in thousands)	For the years ending December 31,
2007	$19,468
2008	$17,597
2009	$16,031
2010	$14,975
2011	$8,782

Goodwill at June 30, 2007 and December 31, 2006 was $443.2 million and $388.2 million, respectively. During the first half of 2007, Federated recorded goodwill primarily in connection with the MDT Acquisition ($47.0 million) and the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($7.9 million). See Note (3) and Note (16) for additional information.

(7) Other Current Liabilities

Federated’s Other current liabilities – affiliates at June 30, 2007 included $17.6 million related to the contingent purchase price payment of the MDT Acquisition that will be paid in the third quarter 2007. Federated’s Other current liabilities – affiliates at December 31, 2006 included approximately $8 million as additional purchase price accrued for the MDT Acquisition payable to various MDTA employees who held the remaining 11 percent minority interest. The payment was subject to a put/call option whereby the minority interest holders could put their interest to Federated in January 2007 or Federated could call the interests in June 2007. The minority interest holders exercised their put option in January 2007.

Federated’s Other current liabilities – other at June 30, 2007 included $25.7 million and $4.9 million related to contingent purchase price payments of the MDT Acquisition and Alliance Acquisition, respectively. Also included at June 30, 2007 was $8.7 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (16)(c)). The retention of these advance payments is contingent upon the approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved. Federated’s Other current liabilities – other at December 31, 2006 included $10.3 million related to contingent purchase price payments of the Alliance Acquisition. Also included at December 31, 2006 was $7.5 million related to the aforementioned insurance recovery.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Recourse Debt

Federated’s total capital lease obligation was $0.2 million at both June 30, 2007 and December 31, 2006, and was included in Other current liabilities – other and Other long-term liabilities – other. The capital lease outstanding at June 30, 2007 and December 31, 2006 carried an interest rate of 6.93% and expires in the fourth quarter 2009.

On October 31, 2006, Federated entered into a five-year $200 million Revolving Credit Facility with an option (upon commitment from the lenders) to increase it to $300 million during the term of the facility (the Credit Facility). Borrowings under the Credit Facility would bear interest, at the option of Federated, at a defined prime rate or at a spread dependent upon its debt rating over the London Interbank Offering Rate or Federal Funds effective rate. Under the Credit Facility, Federated pays a facility fee based on its debt credit rating, currently 7.5 basis points, and can make cash payments for stock repurchases or shareholder dividend payments as long as liquidity of no less than $10 million is maintained during the payment period. Certain subsidiaries entered into a Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Facility. The Credit Facility also includes financial and non-financial covenants. The Credit Facility expires October 31, 2011, and will be used for general corporate purposes. There were no borrowings against the Credit Facility during the six months ended June 30, 2007.

(9) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Deferred sales commissions on B-shares, net	$84,877	$108,539
Other deferred sales commissions, net	3,567	3,747

Deferred sales commissions, net	$88,444	$112,286

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at June 30, 2007	June 30, 2007	December 31, 2006
	2007[1]	2006[2]
Financings between April 1997 and September 2000	8.60%	8.60%	1.3 years	$4,706	$8,738
Financings between October 2000 and December 2003	4.75%	4.79%	4.5 years	39,480	53,632
Financings between January 2004 and February 2007	6.08%	5.78%	7.7 years	43,982	50,617
Financings between March 2007 and June 2007	7.10%	N/A	8.0 years	563	N/A

Total debt – nonrecourse				$88,731	$112,987

[1]	As of June 30, 2007
[2]	As of December 31, 2006

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(10) Common Stock

(a) Cash Dividends and Stock Repurchases

Cash dividends of $0.18 and $0.21 per share or approximately $18.7 million and $21.6 million were paid in the first and second quarters of 2007, respectively, to holders of common shares.

During the first half of 2007, Federated repurchased 1.5 million shares of its Class B common stock for $52.6 million, nearly all of which were part of its current share-buyback program. As of June 30, 2007, Federated could repurchase an additional 5.8 million shares under the current board-approved program.

(b) Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan, which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of June 30, 2007, a total of 85,181 shares had been purchased by employees in this plan since the plan’s inception.

(11) Share-Based Compensation Plans

During the first six months of 2007, Federated awarded 188,834 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date, was issued out of treasury and will vest over a three-year period. During the same time period, 316,719 employee stock options were exercised and these shares were issued out of treasury.

(12) Income Taxes

Effective January 1, 2007, Federated adopted the provisions of FIN 48, which did not have a material impact on its financial statements. Federated had unrecognized tax benefits of approximately $1.4 million as of January 1, 2007. During the three- and six-month periods ended June 30, 2007, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2007, management estimates that there will be no material increases or decreases in the total amounts of unrecognized tax benefits within the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $0.4 million at January 1, 2007. During the three- and six-month periods ended June 30, 2007, there were no material changes in this amount.

At both January 1, 2007 and June 30, 2007, Federated had approximately $0.2 million of interest accrued on tax liabilities in the Consolidated Balance Sheets. No amounts were recorded for interest in the Consolidated Statements of Income for the quarter ended June 30, 2007. At both January 1, 2007 and June 30, 2007, Federated had no amounts accrued for penalties in the Consolidated Balance Sheets. No amounts were recorded for penalties in the Consolidated Statements of Income for the quarter ended June 30, 2007

As of January 1, 2007, tax years 2003 through 2006 remained subject to examination for Federated’s major tax jurisdictions, which include Federal, the state of New York, the city of New York and the state of Pennsylvania. As of June 30, 2007, tax years 2003 and 2004 are effectively settled for federal tax purposes, but the tax years 2003 through 2006 remain subject to examination for Federated’s major state and local tax jurisdictions, which include the states of California, New York, Pennsylvania and the city of New York.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Numerator
Income from continuing operations	$55,277	$46,656	$107,040	$92,741
Income from discontinued operations	0	3,265	0	6,101

Net income	$55,277	$49,921	$107,040	$98,842

Denominator
Basic weighted-average shares outstanding	101,332	104,923	101,621	105,279
Dilutive potential shares from share-based compensation	1,762	2,155	1,728	2,321

Diluted weighted-average shares outstanding	103,094	107,078	103,349	107,600

Earnings per share – Basic
Income from continuing operations	$0.55	$0.44	$1.05	$0.88
Income from discontinued operations	0.00	0.03	0.00	0.06

Net income[1]	$0.55	$0.48	$1.05	$0.94

Earnings per share – Diluted
Income from continuing operations	$0.54	$0.44	$1.04	$0.86
Income from discontinued operations	0.00	0.03	0.00	0.06

Net income	$0.54	$0.47	$1.04	$0.92

[1]	Totals may not sum due to rounding.

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the three- and six-month periods ended June 30, 2007, no share-based awards and 0.5 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For both the three- and six-month periods ended June 30, 2006, 1.4 million and 1.0 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. Under the treasury stock method, in the event the awards become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $55.3 million and $107.1 million for the three- and six-month periods ended June 30, 2007, respectively, and $49.9 million and $98.8 million, respectively, for the same periods of 2006.

(15) Concentration Risk

In terms of revenue concentration by product, approximately 17% of Federated’s total revenue for the three and six months ended June 30, 2007, respectively, was derived from services provided to one sponsored fund (the Federated Kaufmann Fund).

In addition, in terms of revenue concentration by customer, two intermediary customers [Edward D. Jones & Co., L.P. (Edward Jones) and the Bank of New York Mellon Corporation, including Pershing (a subsidiary of the Bank of New York Mellon Corporation) and other assets from the Bank of New York Mellon Corporation] accounted for a total of approximately 29% and 28%

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

of Federated’s total revenue for the second quarter 2007 and first half of 2007, respectively. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers, including changes which may result from the recently completed Bank of New York Company, Inc. merger with Mellon Financial Corp., could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding significant reductions to Marketing and distribution expenses associated with such intermediaries.

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

(16) Commitments and Contingencies

(a) Contractual

As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first payment of $43.3 million will be paid in the third quarter of 2007, was accrued in Other current liabilities – other ($25.7 million) and Other current liabilities – affiliates ($17.6 million) as of June 30, 2007 and was recorded as goodwill. The remaining purchase price payments, which could aggregate as much as $86.7 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation-related payments. These contracts expire on various dates through the year 2012. As of June 30, 2007, the remaining estimated minimum amount payable under these arrangements approximates $5.2 million, of which $0.9 million is payable in 2007. As of June 30, 2007, the remaining estimated maximum amount payable under these arrangements approximates $19.9 million, of which $3.2 million is payable in 2007 if certain performance targets are achieved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively. At current asset levels, these payments would approximate $58.3 million over the remaining three-year period, which includes a $10 million lump-sum payment in year five.

Pursuant to other acquisition agreements, Federated may be required to make additional payments to the seller contingent upon the occurrence of certain events. The payments could occur semi-annually or annually and could continue through 2012.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the six-month period ended June 30, 2007, these fee reductions were approximately $2 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

The Consolidated Financial Statements for the six-month period ended June 30, 2007 and 2006 reflect $2.5 million and $3.2 million pretax expense, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. In addition, in the first half of 2007, Federated incurred a $1.1 million pretax expense related to costs associated with resolving related legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

(17) Subsequent Events

On July 26, 2007, the board of directors declared a dividend of $0.21 per share to be paid on August 15, 2007, to shareholders of record as of August 8, 2007.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $259.7 billion in managed assets as of June 30, 2007. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, Separate Accounts (which includes separately managed accounts, institutional accounts and sub-advised funds, both variable annuity and other) and other sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at June 30, 2007 attributable to such markets are as follows: wealth management and trust (44%), broker/dealer (43%) and global institutional (9%).

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

Business Developments

Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Investment Management LLC. On April 20, 2007, Federated reached a definitive agreement with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio. Rochdale’s parent, Acebes, D’Allesandro and Associates LLC, is party to certain provisions of the agreement. In connection with the acquisition, the assets of the Rochdale Atlas Portfolio (which were approximately $364 million as of June 30, 2007) will be transitioned into the Federated InterContinental Fund, which will be a new shell portfolio created for the purpose of continuing the investment operations of Rochdale Atlas Portfolio as part of the Federated fund complex. The transaction has been approved by the Board of Directors of Federated Investors, Inc. The Federated Mutual Fund Board of Trustees and the Rochdale Investment Trust Board of Trustees have both approved the reorganization of the Rochdale Atlas Portfolio into the Federated InterContinental Fund. The reorganization is subject to the approval of the Rochdale Atlas Portfolio shareholders, which will be sought by the Rochdale Board of Trustees. Subject to the receipt of all such approvals, the transaction is expected to close in the third quarter of 2007. Both Federated and Rochdale have made customary representations, warranties and covenants in the agreement. In addition, as part of the definitive agreement, Rochdale has agreed to certain non-competition covenants, including a covenant relating to its ability to provide investment management services to products with a substantially similar investment strategy or process to the Rochdale Atlas Portfolio. The transaction includes an initial purchase payment of $5.75 million. Two additional contingent payments totaling up to $20 million could be paid in years three and five based on asset growth and fund performance. The agreement also provides for additional contingent payments payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance will impact the level of contingent payments made by Federated.

Dix Hills. On April 2, 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheet at June 30, 2007.

Sentinel Asset Management, Inc. In the fourth quarter 2006, assets of three mutual funds previously advised by Sentinel Asset Management, Inc. totaling approximately $73 million were acquired by three sponsored mutual funds. As a result of this transaction, no assets were recorded.

MDTA LLC. In the third quarter 2006, Federated acquired MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, managed approximately $6.7 billion in invested assets as of July 14, 2006 (MDT Acquisition). MDTA grew its business using quantitative investment techniques, having successfully developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by creating a quantitative line of equity mutual funds to complement Federated’s existing equity products. Federated acquired approximately 89 percent of the outstanding equity interests of MDTA in July 2006 and paid approximately $102 million in cash as upfront purchase price. The remaining 11 percent minority interest was held by various MDTA employees and was subject to a put/call option whereby the minority interest holders could put their interest to Federated in January 2007 or Federated could call the interests in June 2007. The minority interest holders exercised their put option in January 2007. Federated paid approximately $8 million in cash as additional purchase price to acquire the remaining 11 percent on January 9, 2007.

Federated has completed its valuation and allocation of the upfront purchase price, which resulted in the following revised allocations: $36.8 million of customer relationship intangible assets and a $6.3 million noncompete intangible asset with weighted-average useful lives of 10.0 years and 8.0 years, respectively. In addition, goodwill was revised to $72.6 million in connection with the completed allocation of the upfront purchase price, of which approximately $66.3 million is expected to be deductible for tax purposes.

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

Dispositions

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC, one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed in the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in Discontinued operations, net of tax on the Consolidated Statements of Income for the respective period.

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

Asset Highlights

Managed Assets at Period End

	June 30,		Percent
(in millions)	2007	2006	Change
By Asset Class
Money market	$193,362	$158,319	22%
Equity	43,344	30,523	42%
Fixed-income	22,970	21,675	6%

Total managed assets	$259,676	$210,517	23%

By Product Type
Mutual Funds:
Money market	$172,430	$142,023	21%
Equity	30,026	26,488	13%
Fixed-income	17,769	17,967	(1)%

Total mutual fund assets	$220,225	$186,478	18%

Separate Accounts:
Money market	$20,932	$16,296	28%
Equity	13,318	4,035	230%
Fixed-income	5,201	3,708	40%

Total separate account assets	$39,451	$24,039	64%

Total managed assets	$259,676	$210,517	23%

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(in millions)	2007	2006	Change	2007	2006	Change
By Asset Class
Money market	$189,917	$160,977	18%	$186,135	$162,519	15%
Equity	43,031	30,976	39%	42,075	30,836	36%
Fixed-income	23,109	21,986	5%	23,056	22,365	3%

Total average managed assets	$256,057	$213,939	20%	$251,266	$215,720	16%

By Product Type
Mutual Funds:
Money market	$168,253	$143,794	17%	$164,290	$144,945	13%
Equity	29,866	27,000	11%	29,305	26,890	9%
Fixed-income	17,942	18,244	(2)%	17,978	18,559	(3)%

Total average mutual fund assets	$216,061	$189,038	14%	$211,573	$190,394	11%

Separate Accounts:
Money market	$21,664	$17,183	26%	$21,845	$17,574	24%
Equity	13,165	3,976	231%	12,770	3,946	224%
Fixed-income	5,167	3,742	38%	5,078	3,806	33%

Total average separate account assets	$39,996	$24,901	61%	$39,693	$25,326	57%

Total average managed assets	$256,057	$213,939	20%	$251,266	$215,720	16%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(in millions)	2007	2006	Change	2007	2006	Change
Period-end assets	$17,986	$18,224	(1)%	$17,986	$18,224	(1)%
Average assets	17,701	18,298	(3)%	17,732	18,396	(4)%

Components of Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Equity Funds
Beginning assets	$28,716	$27,567	$28,666	$26,031

Sales	1,402	1,475	2,871	2,992
Redemptions	(1,839)	(1,758)	(3,812)	(3,680)

Net redemptions	(437)	(283)	(941)	(688)
Net exchanges	(20)	(5)	(32)	15
Acquisition related	0	0	0	376
Other[1]	1,767	(791)	2,333	754

Ending assets	$30,026	$26,488	$30,026	$26,488

Fixed-Income Funds
Beginning assets	$18,033	$18,579	$18,113	$19,037

Sales	1,256	1,112	2,480	2,409
Redemptions	(1,391)	(1,685)	(2,894)	(3,422)

Net redemptions	(135)	(573)	(414)	(1,013)
Net exchanges	(5)	(25)	(3)	(52)
Other[1]	(124)	(14)	73	(5)

Ending assets	$17,769	$17,967	$17,769	$17,967

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Components of Changes in Equity and Fixed-Income Separate Account Assets

(in millions)	Three Months Ended June 30, 2007[1]	Six Months Ended June 30, 2007[1]
Equity Separate Accounts
Beginning assets	$12,620	$12,228

Net customer flows[2]	197	422
Other[2]	501	668

Ending assets	$13,318	$13,318

Fixed-Income Separate Accounts
Beginning assets	$5,128	$4,789

Net customer flows[2]	54	290
Other[2]	19	122

Ending assets	$5,201	$5,201

[1]	Information for the three and six months ended June 30, 2006 is not available in this format.
[2]

For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Other. Other includes the approximate effect of changes in the market value of securities held in the portfolios, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period over period across both asset and product types have a direct impact on Federated’s total revenue due to the difference in the fees per invested dollar earned on each asset type. Equity products generally have a higher management fee rate than fixed-income or money market products. Likewise, mutual fund products typically earn a higher management fee rate than Separate Accounts. Additionally, Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the six months ended June 30:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2007	2006	2007	2006
Money market assets	74%	75%	48%	47%
Equity assets	17%	14%	40%	38%
Fixed-income assets	9%	11%	11%	14%
Other activities	—	—	1%	1%

The June 30, 2007 period-end managed assets increased 23% over period-end managed assets at June 30, 2006. Average managed assets for the three- and six-month periods ended June 30, 2007, increased 20% and 16%, respectively, over average managed assets for the same periods in 2006. Total money market assets at June 30, 2007 increased 22% as compared to June 30, 2006. Average money market assets increased 18% and 15% for the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006.

Period-end equity assets at June 30, 2007 increased 42% as compared to June 30, 2006. Average equity assets for the three- and six-month periods ended June 30, 2007 increased 39% and 36%, respectively, over the average assets for the same periods in 2006 primarily due to the MDT Acquisition and market appreciation. Period-end fixed-income assets at June 30, 2007 increased 6% as compared to June 30, 2006. Average fixed-income assets for the three- and six-month periods ended June 30, 2007, increased 5% and 3%, respectively, as compared to the same periods last year due primarily to the launching of a new CDO in the fourth quarter 2006, partially offset by decreases in average fixed-income mutual fund assets for the three- and six-month periods ended June 30, 2007 as compared to the same periods last year.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and six-month periods ended June 30 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
(in millions)	2007	2006	Change		2007	2006	Change
Revenue from managed assets	$273.2	$233.2	$40.0	17%	$534.3	$468.9	$65.4	14%

Revenue from sources other than managed assets	3.3	3.2	0.1	3%	6.6	6.3	0.3	5%

Total Revenue	$276.5	$236.4	$40.1	17%	$540.9	$475.2	$65.7	14%

Revenue from managed assets increased $40.0 million for the three-month period ended June 30, 2007 as compared to the same period in 2006 due to 1) a $21.9 million increase resulting from an increase in average money market managed assets, 2) a $10.0 million increase generated primarily from assets acquired in connection with the MDT Acquisition and 3) a $9.7 million increase resulting from an increase in remaining average equity assets under management, partially offset by 1) a decrease of $1.1 million due to a change in the mix of average fixed-income assets under management and 2) an increase in certain fees waived by Federated for competitive reasons, the result of which reduced revenue by an additional $1.5 million.

Revenue from managed assets increased $65.4 million for the six-month period ended June 30, 2007 as compared to the same period in 2006 due to 1) a $35.9 million increase resulting from an increase in average money market managed assets, 2) a $19.0 million increase generated primarily from assets acquired in connection with the MDT Acquisition and 3) a $15.8 million increase resulting from an increase in remaining average equity assets under management, partially offset by 1) a decrease of $3.7 million due to a change in the mix of average fixed-income assets under management and 2) an increase in certain fees waived by Federated for competitive reasons, the result of which reduced revenue by an additional $2.5 million.

Operating Expenses. Operating expenses for the three- and six-month periods ended June 30 are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
(in millions)	2007	2006	Change		2007	2006	Change
Marketing and distribution	$87.3	$70.4	$16.9	24%	$167.5	$140.4	$27.1	19%
Compensation and related	51.6	44.8	6.8	15%	105.7	94.4	11.3	12%
Amortization of deferred sales commissions	12.1	13.0	(0.9)	(7)%	24.3	26.5	(2.2)	(8)%
Amortization of intangible assets	4.6	4.2	0.4	10%	10.1	8.4	1.7	20%
All other	32.0	28.4	3.6	13%	60.7	55.7	5.0	9%

Total Operating Expenses	$187.6	$160.8	$26.8	17%	$368.3	$325.4	$42.9	13%

Total operating expenses for the three-month period ended June 30, 2007 increased $26.8 million compared to the same period in 2006. Marketing and distribution expense increased $16.9 million primarily due to a $13.4 million increase from higher average money market assets. Compensation and related expense increased $6.8 million primarily due to $3.6 million in regular and incentive compensation costs associated with the MDT Acquisition and a $2.2 million increase in remaining incentive compensation costs.

Total operating expenses for the six-month period ended June 30, 2007 increased $42.9 million compared to the same period in 2006. Marketing and distribution expense increased $27.1 million primarily due to a $22.3 million increase from higher average money market assets. Compensation and related expense increased $11.3 million primarily due to $7.3 million in regular and incentive compensation costs associated with the MDT Acquisition and a $3.5 million increase in remaining incentive compensation costs. Amortization of intangible assets increased $1.7 million due primarily to a $2.3 million increase in amortization expense associated with the MDT Acquisition.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated expects Marketing and distribution expense to continue to increase due to the competitive nature of the mutual fund business. These increases may result from increases in assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer the Federated’s products to their customers. In the broker/dealer channel, Federated manages $69.8 billion in money market assets for various broker/dealer customers. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers results in most of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher Marketing and distribution expense.

Nonoperating Income (Expenses). Nonoperating income, net, decreased $0.8 million for the three-month period ended June 30, 2007 as compared to the same period in 2006 primarily due to $0.9 million and $0.5 million decreases in Dividend income and Interest income, respectively, primarily as a result of lower average invested cash balances partially offset by a $0.7 million decrease in Debt expense – nonrecourse attributable to lower average nonrecourse debt balances.

Nonoperating income, net, decreased $1.4 million for the six-month period ended June 30, 2007 as compared to the same period in 2006 primarily due to $1.7 million and $1.0 million decreases in Dividend income and Interest income, respectively, primarily as a result of lower average invested cash balances partially offset by a $1.3 million decrease in Debt expense – nonrecourse attributable to lower average nonrecourse debt balances.

Income Taxes on Continuing Operations. The income tax provision for continuing operations increased $3.9 million for the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to higher income from continuing operations before income taxes. The effective tax rate was 37.0% for the three-month period ended June 30, 2007 as compared to 38.0% for the same period in 2006.

The income tax provision for continuing operations increased $7.3 million for the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to higher income from continuing operations before income taxes. The effective tax rate was 37.2% for the six-month period ended June 30, 2007 as compared to 37.7% for the same period in 2006.

Income from Continuing Operations. Income from continuing operations increased $8.6 million and $14.3 million for the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006 primarily as a result of the changes in revenues and expenses noted above. For the same periods of comparison, diluted earnings per share for income from continuing operations increased $0.10 and $0.18 per diluted share, respectively, primarily from the impact of increased income from continuing operations, as well as decreased weighted-average shares outstanding for the three and six months ended June 30, 2007 as compared to the same periods of 2006.

Discontinued Operations. Discontinued operations, net of tax, of $3.3 million for the three months ended June 30, 2006 primarily represents the $3.2 million after-tax gain recorded in the second quarter 2006 related to the sale of the Clearing Business.

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

Liquidity and Capital Resources

At June 30, 2007, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $153.8 million as compared to $158.2 million at December 31, 2006. As of June 30, 2007, Federated had a B-share funding arrangement with an independent third party and $200 million available for borrowings under its credit facility (see Note (8) and Note (9) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $135.1 million for the six months ended June 30, 2007 as compared to $98.9 million for the same period in 2006. The increase was primarily due to 1) timing differences of $20.8 million in the cash settlement of assets and liabilities, 2) an increase in net income of $8.2 million for the six months ended June 30, 2007 as

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

compared to the same period in 2006, 3) a decrease in deferred sales commissions paid of $6.9 million primarily as a result of reduced sales of the B-share asset class and 4) a decrease in the gain on disposal of assets of $5.9 million primarily related to the gain recognized on the sale of the Clearing Business in 2006, partially offset by an increase in net purchases of trading securities of $3.0 million.

Investing Activities. During the six-month period ended June 30, 2007, Federated used $34.6 million for investing activities, which primarily represented cash paid for business acquisitions and minority interest investments. See Note (3) to the Consolidated Financial Statements for additional information.

Financing Activities. During the six-month period ended June 30, 2007, Federated used $113.8 million for financing activities. Of this amount, Federated paid $53.5 million to repurchase 1.5 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of June 30, 2007, Federated can repurchase an additional 5.8 million shares through December 31, 2008 under its authorized program.

Additionally, Federated paid dividends in the first and second quarters of 2007 of $18.7 million and $21.6 million or $0.18 and $0.21 per share, respectively, to holders of common shares. On July 26, 2007, Federated’s board of directors declared a dividend of $0.21 per share, for shareholders of record on August 8, 2007, that is payable on August 15, 2007.

Financial Position

Accrued compensation and benefits at June 30, 2007 decreased $13.5 million from December 31, 2006 primarily due to the annual payment of certain 2006 accrued incentive compensation during the first quarter 2007 ($41.4 million), partially offset by certain 2007 accrued incentive compensation being recorded in the first half of 2007 ($27.6 million).

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first payment of $43.3 million will be paid in the third quarter of 2007, was accrued in Other current liabilities – other ($25.7 million) and Other current liabilities – affiliates ($17.6 million) as of June 30, 2007 and was recorded as goodwill. The remaining purchase price payments, which could aggregate as much as $86.7 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation-related payments. These contracts expire on various dates through the year 2012. As of June 30, 2007, the remaining estimated minimum amount payable under these arrangements approximates $5.2 million, of which $0.9 million is payable in 2007. As of June 30, 2007, the remaining estimated maximum amount payable under these arrangements approximates $19.9 million, of which $3.2 million is payable in 2007 if certain performance targets are achieved.

As part of the acquisition of the cash management business of Alliance Capital Management L.P., Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively. At current asset levels, these payments would approximate $58.3 million over the remaining three-year period, which includes a $10 million lump-sum payment in year five.

Pursuant to other acquisition agreements, Federated may be required to make additional payments to the seller contingent upon the occurrence of certain events. The payments could occur semi-annually or annually and could continue through 2012.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the six-month period ended June 30, 2007, these fee reductions were approximately $2 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

The Consolidated Financial Statements for the six-month period ended June 30, 2007 and 2006 reflect $2.5 million and $3.2 million pretax expense, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. In addition, in the first half of 2007, Federated incurred a $1.1 million pretax expense related to costs associated with resolving related legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying any potential future debt obligations and funding property and equipment acquisitions, including computer-related software and hardware. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at June 30, 2007, management believes Federated may borrow under its credit facility within the next twelve months. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

On October 31, 2006, Federated entered into a five-year $200 million Revolving Credit Facility with an option (upon commitment from the lenders) to increase it to $300 million during the term of the facility (the Credit Facility). Borrowings under the Credit Facility would bear interest, at the option of Federated, at a defined prime rate or at a spread dependent upon its debt rating over the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

London Interbank Offering Rate or Federal Funds effective rate. Under the Credit Facility, Federated pays a facility fee based on its debt credit rating, currently 7.5 basis points, and can make cash payments for stock repurchases or shareholder dividend payments as long as liquidity of no less than $10 million is maintained during the payment period. Certain subsidiaries entered into a Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Facility. The Credit Facility also includes financial and non-financial covenants. The Credit Facility expires October 31, 2011, and will be used for general corporate purposes.

Federated signed a definitive agreement with an independent financial institution, effective March 1, 2007, to continue funding B-share sales commissions through December 31, 2009.

Recent Accounting Pronouncements

EITF 06-11 – In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (EITF 06-11). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact of EITF 06-11 on the Consolidated Financial Statements.

SOP 07-1 – In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (SOP 07-1). SOP 07-1 provides (1) guidance on the application of the definition of an investment company and (2) conditions that must be evaluated to determine whether the specialized industry accounting principles of the Guide applied by a subsidiary or equity method investee should be retained in the consolidated financial statements of a parent company that consolidates an investment company subsidiary or an investor that applies the equity method of accounting to its investments in investment companies. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007. Management is currently evaluating the potential impact of SOP 07-1 on the Consolidated Financial Statements.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for an instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective on January 1, 2008 for calendar-year companies. Management is currently evaluating this standard and its impact on the financial statements, if any.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006, management believes that its policies regarding accounting for VIE consolidation, intangible assets, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled “Critical Accounting Policies” in Management’s Discussion and Analysis included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006 for detail on these policies. In addition, with the adoption of FIN 48 effective January 1, 2007, the following policy on uncertain tax positions also involves a higher degree of judgment and complexity.

Accounting for Uncertain Tax Positions. The two-step process prescribed by FIN 48 to account for uncertainty in income taxes requires significant management judgment. The processes of determining (1) whether it is more likely than not that a position will be sustained upon examination and (2) the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority require management estimates and judgment as to expectations of the amounts and probabilities of the outcomes that could be realized upon effective settlement. Management considers the facts and circumstances available as of the reporting date in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. Significant differences could exist between the ultimate outcome regarding the examination of a tax position and management’s estimate. These differences could have a material impact on Federated’s effective tax rate, results of operations, financial position or cash flows.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

In the normal course of its business, Federated is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Market Risk – Investments. Federated’s short-term and long-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At June 30, 2007, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in primarily investment-grade debt securities held by certain sponsored products ($9.4 million), a sponsored CDO ($1.5 million) and fixed-income sponsored funds ($7.7 million). Management considered a hypothetical 100 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. At June 30, 2007, Federated was exposed to price risk as a result of its $12.3 million investment in primarily sponsored fluctuating-value mutual funds. Management considered a hypothetical 10% fluctuation in market value and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Market Risk – Revenue. It is important to note that a significant portion of Federated’s revenue is based on the market value of managed and administered assets. Declines in the market values of these assets as a result of changes in the market or other conditions will therefore negatively impact revenue and net income.

Approximately 48% and 11% of Federated’s revenue in the first half of 2007 was from managed assets in money market and fixed-income products, respectively. After reaching record lows, short-term interest rates began to rise in 2004 and may continue to increase. In a rising rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products.

For further discussion of managed assets and factors that impact Federated’s revenue, see the sections entitled “General,” “Asset Highlights” and “Contractual Obligations and Contingent Liabilities” herein as well as the sections entitled “Regulatory Matters” and “Risk Factors” in Federated’s Annual Report on Form 10-K for the year ended December 31, 2006 on file with the SEC.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (16)(c) and Note (16)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	25,000	$36.94	25,000	6,014,319
May[2]	103,738	32.14	88,000	5,926,319
June[2]	142,519	37.40	140,200	5,786,119

Total	271,257	$35.34	253,200	5,786,119

[1]

Federated’s current share repurchase program was announced in July 2006, whereby the board of directors authorized management to purchase up to 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans exist as of June 30, 2007.

[2]	15,738 shares and 2,319 shares purchased in May 2007 and June 2007, respectively, represent shares of restricted stock repurchased due to employee separations.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholder meeting was held on April 26, 2007.

(c)	All Class A Shares eligible to vote, did so affirmatively on the following matters:

1)	Approval of the amendment to the Annual Incentive Plan

2)	Election of the directors

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – Definitive Agreement between Federated Investors, Inc. and Rochdale Investment Management, LLC (filed herewith)

Exhibit 10.2 –Federated Investors, Inc. Annual Incentive Plan, as amended (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	August 1, 2007	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	August 1, 2007	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer