Form 10-Q
period 2007-09-30
FEDERATED INVESTORS INC /PA/
filed 2007-10-31
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated  ☐ filer    Non-accelerated filer   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 26, 2007, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,721,402 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q, including those related to obligations to make additional contingent payments pursuant to acquisition agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and the likelihood of borrowing under Federated’s credit facility; future principal uses of cash; performance indicators; impact of new accounting pronouncements; management’s estimates regarding certain tax matters; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; final purchase price allocations relating to the Rochdale transaction; insurance recoveries; and the various items set forth under the section entitled “Risk Factors” constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, the obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets. Future cash needs and future uses of cash will be impacted by a variety of factors, including the level of activity in the acquisition area, Federated’s success in distributing its products, the resolution of pending litigation, as well as potential increased costs associated with compliance related activities. Marketing and distribution expenses are impacted by increases in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include revenue risk, which will be affected by changes in market values of assets under management and may be affected by rising interest rates. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled “Risk Factors” herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) (unaudited)	September 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$57,063	$118,721
Restricted cash equivalents	0	29
Investments	30,079	16,193
Receivables – affiliates	24,372	21,808
Receivables – other, net of reserve of $220 and $494, respectively	1,473	1,489
Accrued revenue – affiliates	3,872	3,480
Accrued revenue – other	6,474	5,862
Prepaid expenses	11,745	8,705
Current deferred tax asset, net	5,602	4,222
Other current assets	1,783	1,542

Total current assets	142,463	182,051

Long-Term Assets
Goodwill	449,986	388,213
Customer-relationship intangible assets, net	76,256	89,748
Other intangible assets, net	8,574	10,689
Deferred sales commissions, net of accumulated amortization of $363,212 and $333,316, respectively	75,680	112,286
Property and equipment, net of accumulated depreciation of $34,807 and $32,263, respectively	23,457	24,168
Other long-term assets	11,834	3,139

Total long-term assets	645,787	628,243

Total assets	$788,250	$810,294

Current Liabilities
Accrued compensation and benefits	$43,027	$46,528
Accounts payable and accrued expenses – affiliates	2,451	2,241
Accounts payable and accrued expenses – other	61,812	50,982
Income taxes payable	2,256	620
Other current liabilities – affiliates	63	8,282
Other current liabilities – other	26,043	23,254

Total current liabilities	135,652	131,907

Long-Term Liabilities
Long-term debt – nonrecourse	76,096	112,987
Long-term deferred tax liability, net	27,428	27,699
Other long-term liabilities – affiliates	1,360	539
Other long-term liabilities – other	5,782	6,905

Total long-term liabilities	110,666	148,130

Total liabilities	246,318	280,037

Minority interest	2,483	882

Commitments and contingencies (Note (17))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	172,503	158,016
Additional paid-in capital from treasury stock transactions	525	0
Retained earnings	1,158,133	1,065,505
Treasury stock, at cost, 27,789,252 and 25,650,722 shares Class B common stock, respectively	(792,618)	(694,786)
Accumulated other comprehensive income, net of tax	717	451

Total shareholders’ equity	539,449	529,375

Total liabilities, minority interest, and shareholders’ equity	$788,250	$810,294

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Investment advisory fees, net-affiliates	$167,443	$141,280	$482,293	$423,406
Investment advisory fees, net-other	17,455	12,433	49,164	24,848
Administrative service fees, net-affiliates	42,375	35,323	120,142	104,472
Administrative service fees, net-other	1,433	1,541	4,165	4,573
Other service fees, net-affiliates	54,332	49,704	161,591	151,654
Other service fees, net-other	2,084	2,109	5,690	5,135
Other, net	843	1,545	3,864	5,035

Total revenue	285,965	243,935	826,909	719,123

Operating Expenses
Marketing and distribution	90,839	72,172	258,329	212,617
Compensation and related	52,139	48,099	157,876	142,456
Professional service fees	7,525	10,040	24,473	26,050
Systems and communications	5,753	5,757	17,466	15,465
Office and occupancy	5,335	5,917	16,175	16,419
Advertising and promotional	3,566	3,650	10,703	11,396
Travel and related	2,889	2,900	9,332	8,860
Amortization of deferred sales commissions	11,298	12,600	35,631	39,126
Amortization of intangible assets	4,763	5,389	14,889	13,835
Other	4,072	3,460	11,583	9,206

Total operating expenses	188,179	169,984	556,457	495,430

Operating income	97,786	73,951	270,452	223,693

Nonoperating Income (Expenses)
Dividend income	1,433	1,005	4,427	5,686
Interest income	292	609	770	2,040
(Loss) gain on securities, net	(4,700)	344	(4,522)	519
Debt expense – recourse	(93)	(157)	(274)	(287)
Debt expense – nonrecourse	(1,205)	(1,846)	(4,062)	(6,017)
Other, net	(1)	0	3	(2)

Total nonoperating (expenses) income, net	(4,274)	(45)	(3,658)	1,939

Income from continuing operations before minority interest and income taxes	93,512	73,906	266,794	225,632
Minority interest	1,470	1,359	4,245	4,193

Income from continuing operations before income taxes	92,042	72,547	262,549	221,439
Income tax provision	34,315	27,383	97,781	83,533

Income from continuing operations	57,727	45,164	164,768	137,906
Discontinued operations, net of tax	0	445	0	6,545

Net income	$57,727	$45,609	$164,768	$144,451

Earnings per share – Basic
Income from continuing operations	$0.57	$0.44	$1.63	$1.32
Income from discontinued operations	0.00	0.00	0.00	0.06

Net income	$0.57	$0.44	$1.63	$1.38

Earnings per share – Diluted
Income from continuing operations	$0.57	$0.43	$1.60	$1.29
Income from discontinued operations	0.00	0.00	0.00	0.06

Net income	$0.57	$0.43	$1.60	$1.35

Cash dividends per share	$0.21	$0.18	$0.60	$0.51

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2007	2006
Operating Activities
Net income	$164,768	$144,451
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	35,631	39,126
Depreciation and other amortization	19,129	17,619
Share-based compensation expense	9,248	7,712
Minority interest	4,245	4,193
Loss (gain) on disposal of assets	4,677	(6,803)
(Benefit) provision for deferred income taxes	(1,993)	104
Tax benefit from share-based compensation	5,996	11,078
Excess tax benefits from share-based compensation	(5,021)	(10,390)
Net purchases of trading securities	(8,799)	(5,030)
Deferred sales commissions paid	(8,582)	(19,533)
Contingent deferred sales charges received	9,300	12,654
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(2,701)	18,721
Increase in other assets	(13,871)	(19,182)
Increase (decrease) in accounts payable and accrued expenses	8,605	(28,197)
Increase in income taxes payable	1,636	250
Increase in other liabilities	5,857	6,738

Net cash provided by operating activities	228,125	173,511

Investing Activities
Cash paid for business acquisitions and minority interest investments	(81,037)	(155,718)
Additions to property and equipment	(3,523)	(3,925)
Net proceeds from disposal of business, equipment and other assets	0	6,664
Purchases of securities available for sale	(2,112)	(514)
Proceeds from redemptions of securities available for sale	997	6,531
Decrease in restricted cash equivalents	29	205

Net cash used by investing activities	(85,646)	(146,757)

Financing Activities
Purchases of treasury stock	(114,644)	(124,098)
Distributions to minority interest	(4,253)	(4,513)
Contributions from minority interest	3,215	150
Dividends paid	(61,766)	(54,157)
Proceeds from shareholders for share-based compensation and other	5,930	9,099
Excess tax benefits from share-based compensation	5,021	10,390
Proceeds from new borrowings – nonrecourse	3,805	14,782
Payments on debt – nonrecourse	(41,309)	(48,072)
Other financing activities	(136)	(487)

Net cash used by financing activities	(204,137)	(196,906)

Net decrease in cash and cash equivalents	(61,658)	(170,152)
Cash and cash equivalents, beginning of period	118,721	245,846

Cash and cash equivalents, end of period	$57,063	$75,694

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

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (primarily distribution services) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the net asset value of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related) or to meet contractual requirements. Federated waived fees of $90.0 million and $248.6 million for the three- and nine-month periods ended September 30, 2007, respectively, and $75.1 million and $263.2 million, respectively, for the same periods of 2006, nearly all of which was for competitive reasons. The decrease in the first nine months of 2007 as compared to the same period of 2006 was primarily due to shareholder service fee waivers that are no longer recorded as a result of contractual changes implemented in May 2006.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or is performing as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties. In the case of shareholder services, the funds contract directly with financial intermediaries for the provision of shareholder services as a result of contractual changes implemented in May 2006. As such, Federated is not entitled to and therefore does not record shareholder service fee revenue from the funds on assets serviced by a third-party intermediary. Prior to May 2006, Federated acted as an agent and recorded shareholder service fees net of certain third-party payments. Third-party payments for shareholder services recorded as an offset to revenue for the nine months ended September 30, 2006 were $75.2 million.

(b) Uncertain Tax Positions

Federated adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The two-step process prescribed by FIN 48 for evaluating a tax position involves first determining whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The second step then requires a company to measure the tax position benefit as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Federated classifies any interest and penalties on tax liabilities on the Consolidated Statements of Income as components of Nonoperating Income (Expenses) – Other, net and Operating Expenses – Other, respectively.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Deferred Sales Commissions and Nonrecourse Debt

In March 2007, pursuant to the terms of a new sales program with an independent third party, Federated began accounting for all new sales of its rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds as sales. The sales of Federated’s rights to future shareholder service fees continued to be accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded.

(d) Recent Accounting Pronouncements

EITF 06-11 – In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (EITF 06-11). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of EITF 06-11 will have a material impact on the Consolidated Financial Statements.

SOP 07-1 – In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (SOP 07-1). SOP 07-1 provides (1) guidance on the application of the definition of an investment company and (2) conditions that must be evaluated to determine whether the specialized industry accounting principles of the above-referenced guide applied by a subsidiary or equity method investee should be retained in the consolidated financial statements of a parent company that consolidates an investment company subsidiary or an investor that applies the equity method of accounting to its investments in investment companies. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007. Management is currently evaluating this standard and its impact on the financial statements, if any.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3) Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Acquisition

In August 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the assets of the Rochdale Atlas Portfolio ($366 million as of August 24, 2007) were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. Federated paid $5.75 million of upfront purchase price in August 2007, and as of September 30, 2007, incurred approximately $0.7 million in transaction costs. As a result of the transaction, Federated recorded a customer relationship intangible asset and goodwill based upon preliminary valuation estimates. Although the preliminary valuation estimates are reflected in the Consolidated Financial Statements as of and for the period ended September 30, 2007, the final purchase price allocation may result in adjustments to these preliminary estimates and such adjustments may be material.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments over the five-year period following the acquisition closing date. The first form of additional contingent payment could total as much as $20 million and is payable in years three and five dependent upon asset growth and fund performance. The second form of contingent payment is payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance will also impact the level of these contingent payments made by Federated. Both forms of contingent payments, if made, will be recorded as additional goodwill at the time the related contingency is resolved.

Dix Hills Investment

In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheet at September 30, 2007.

MDT Acquisition

In the third quarter 2006, Federated acquired MDTA LLC (MDT Acquisition). In the second quarter 2007, Federated completed its valuation and allocation of the upfront purchase price, which resulted in the following revised allocations: $36.8 million of customer relationship intangible assets (ten-year weighted-average useful life), a $6.3 million noncompete intangible asset (eight-year useful life) and goodwill of $72.3 million, of which approximately $66.0 million is expected to be deductible for tax purposes. In addition, $43.3 million of additional purchase price, which was recorded as goodwill in the second quarter of 2007, was paid in the form of a contingent payment in the third quarter 2007. Of this additional goodwill, approximately $27.0 million is expected to be deductible for tax purposes. See Note (17)(a) for information on future contingent payments related to this acquisition.

For detail on other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (MSCS), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed at the beginning of the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in Discontinued operations, net of tax on the Consolidated Statements of Income for the respective periods.

The Clearing Business’ results of operations have been reflected as discontinued operations in the Consolidated Statements of Income and are summarized as follows:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net revenue from discontinued operations	$144	$6,059

Pre-tax (loss) income from discontinued operations	$(187)	$1,742
Income tax (benefit) expense	(71)	754

(Loss) income from discontinued operations, net of tax	$(116)	$988

Also included in Discontinued operations, net of tax in the first nine months of 2006 is a $1.8 million reversal of a deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that were utilized as a result of the capital gain on the sale of the Clearing Business.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended September 30, 2007 and December 31, 2006, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At September 30, 2007, the aggregate assets and liabilities of the VIEs that Federated consolidated were $15.0 million and $1.4 million, respectively, and Federated recorded $2.2 million to Minority interest on Federated’s Consolidated Balance Sheets. The assets and liabilities of the VIEs are primarily classified as Investments and Other current liabilities – other, respectively, on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

(6) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	September 30, 2007			December 31, 2006
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationships[1]	$143,420	$(67,164)	$76,256	$143,723	$(53,975)	$89,748
Noncompete agreements[2]	11,396	(2,822)	8,574	27,263	(16,580)	10,683
Other	0	0	0	12	(6)	6

Total identifiable intangible assets[3]	$154,816	$(69,986)	$84,830	$170,998	$(70,561)	$100,437

[1]	Weighted average amortization period of 9.6 years as of September 30, 2007
[2]	Weighted average amortization period of 7.6 years as of September 30, 2007
[3]	Weighted average amortization period of 9.5 years as of September 30, 2007

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2007 was $4.8 million and $14.9 million, respectively, and $5.4 million and $13.8 million, respectively, for the same periods of 2006.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years.

(in thousands)	For the years ending December 31,
2007	$19,702
2008	$18,166
2009	$16,600
2010	$15,544
2011	$9,352

Goodwill at September 30, 2007 and December 31, 2006 was $450.0 million and $388.2 million, respectively. During the first nine months of 2007, Federated recorded goodwill primarily in connection with the MDT Acquisition ($46.6 million) and the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($11.5 million). See Note (3) and Note (17) for additional information.

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

Federated’s Other current liabilities – other at September 30, 2007 included $10.0 million related to an insurance recovery for a claim submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (17)(c)). The retention of these advance payments is contingent upon the approval of the claim. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payment as a liability and will continue to evaluate the contingency until it is resolved. Also included at September 30, 2007, was $8.5 million related to the contingent purchase price payment of the Alliance Acquisition. Federated’s Other current liabilities – other at December 31, 2006 included $10.3 million related to contingent purchase price payments for the Alliance Acquisition which was paid in the second quarter of 2007. Also included at December 31, 2006 was $7.5 million related to the aforementioned insurance recovery.

(8) Recourse Debt

Federated’s total capital lease obligation was $0.2 million at both September 30, 2007 and December 31, 2006, and was included in Other current liabilities – other and Other long-term liabilities – other. The capital lease outstanding at September 30, 2007 and December 31, 2006 carried an interest rate of 6.93% and expires in the fourth quarter 2009.

As of September 30, 2007, Federated had no borrowings against its $200 million revolving credit facility.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Deferred sales commissions on B-shares, net	$72,661	$108,539
Other deferred sales commissions, net	3,019	3,747

Deferred sales commissions, net	$75,680	$112,286

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at September 30, 2007
	2007[1]	2006[2]		September 30, 2007	December 31, 2006
Financings between April 1997 and September 2000	8.60%	8.60%	1.1 years	$3,006	$8,738
Financings between October 2000 and December 2003	4.75%	4.79%	4.3 years	32,825	53,632
Financings between January 2004 and February 2007	6.24%	5.78%	7.5 years	39,395	50,617
Financings between March 2007 and September 2007	7.10%	N/A	8.1 years	870	N/A

Total debt – nonrecourse				$76,096	$112,987

[1]	As of September 30, 2007
[2]	As of December 31, 2006

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

Cash dividends of $0.18, $0.21 and $0.21 per share or approximately $18.7 million, $21.6 million and $21.5 million were paid in the first, second and third quarters of 2007, respectively, to holders of common shares.

During the first nine months of 2007, Federated repurchased 3.4 million shares of its Class B common stock for $113.8 million, nearly all of which were part of its current share-buyback program. As of September 30, 2007, Federated could repurchase an additional 4.0 million shares under the current board-approved program.

(b)	Employee Stock Purchase Plan

Federated offers an Employee Stock Purchase Plan, which allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under the plan have been purchased in the open market. As of September 30, 2007, a total of 86,531 shares had been purchased by employees in this plan since the plan’s inception.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(11) Share-Based Compensation Plans

(a) Restricted Stock

During the third quarter of 2007, Federated awarded 500,500 shares of restricted Federated Class B common stock under the Stock Incentive Plan to certain key employees. This restricted stock generally vests over a ten-year period. In the first quarter of 2007, Federated also awarded 188,834 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date, will generally vest over a three-year period.

(b) Stock Options

During the second quarter of 2007, Federated awarded 12,000 fully vested stock options to independent directors. During the first nine months of 2007, 532,844 employee stock options were exercised and these shares were issued out of treasury.

(12) Income Taxes

Effective January 1, 2007, Federated adopted the provisions of FIN 48, which did not have a material impact on its financial statements. Federated had unrecognized tax benefits of approximately $1.4 million as of January 1, 2007. During the three- and nine-month periods ended September 30, 2007, there were no material increases or decreases in unrecognized tax benefits. As of September 30, 2007, management estimates that there will be no material increases or decreases in the total amounts of unrecognized tax benefits within the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $0.4 million at January 1, 2007. During the three- and nine-month periods ended September 30, 2007, there were no material changes in this amount.

At both January 1, 2007 and September 30, 2007, Federated had approximately $0.2 million of interest accrued on tax liabilities in the Consolidated Balance Sheets. No amounts were recorded for interest in the Consolidated Statements of Income for the nine months ended September 30, 2007. At both January 1, 2007 and September 30, 2007, Federated had no amounts accrued for penalties in the Consolidated Balance Sheets. No amounts were recorded for penalties in the Consolidated Statements of Income for the nine months ended September 30, 2007

As of January 1, 2007, tax years 2003 through 2006 remained subject to examination by Federated’s major tax jurisdictions. As of September 30, 2007, tax year 2004 is effectively settled for federal tax purposes, but the tax years 2004 through 2006 remain subject to examination by Federated’s major state and local tax jurisdictions, which include the states of California, New York and Pennsylvania and the city of New York.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Numerator
Income from continuing operations	$57,727	$45,164	$164,768	$137,906
Income from discontinued operations	0	445	0	6,545

Net income	$57,727	$45,609	$164,768	$144,451

Denominator
Basic weighted-average shares outstanding	100,433	103,587	101,222	104,711
Dilutive potential shares from share-based compensation	1,662	1,755	1,705	2,132

Diluted weighted-average shares outstanding	102,095	105,342	102,927	106,843

Earnings per share – Basic
Income from continuing operations	$0.57	$0.44	$1.63	$1.32
Income from discontinued operations	0.00	0.00	0.00	0.06

Net income	$0.57	$0.44	$1.63	$1.38

Earnings per share – Diluted
Income from continuing operations	$0.57	$0.43	$1.60	$1.29
Income from discontinued operations	0.00	0.00	0.00	0.06

Net income	$0.57	$0.43	$1.60	$1.35

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the three- and nine-month periods ended September 30, 2007, 0.4 million share-based awards and 0.5 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and nine-month periods ended September 30, 2006, 1.5 million and 1.2 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. Under the treasury stock method, in the event the awards become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $57.9 million and $165.0 million for the three- and nine-month periods ended September 30, 2007, respectively, and $45.7 million and $144.5 million, respectively, for the same periods of 2006.

(15) Concentration Risk

In terms of revenue concentration by product, approximately 17% of Federated’s total revenue for the three and nine months ended September 30, 2007, respectively, was derived from services provided to one sponsored fund (the Federated Kaufmann Fund).

In addition, in terms of revenue concentration by customer, two intermediary customers [Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation, including Pershing (a subsidiary of the Bank of New York Mellon Corporation) and other assets from the Bank of New York Mellon Corporation] accounted for a total of approximately 29% of Federated’s total

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

revenue for both the third quarter and first nine months of 2007. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers, including changes which may result from the recently completed Bank of New York Company, Inc. merger with Mellon Financial Corp., could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding significant reductions to Marketing and distribution expenses associated with such intermediaries.

(16) Related Party Transaction

In the third quarter 2007, Federated realized a $4.9 million loss on a $5 million investment in a Federated-sponsored private investment partnership. The partnership is a short-term investment vehicle whose limited partners were accredited investors. The limited partners have redeemed their limited partnership interests and have not experienced a loss. Federated contributed $4.0 million of additional capital to the partnership in September 2007. As of September 30, 2007, Federated and its subsidiaries were the only investors in, and thus Federated was the consolidator of, the partnership with a total investment of $4.1 million. As of September 30, 2007, the partnership’s portfolio primarily consisted of one security which had a maturity of less than 90 days.

(17) Commitments and Contingencies

(a) Contractual

As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. The remaining purchase price payments, which could aggregate as much as $86.7 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation-related payments. These contracts expire on various dates through the year 2012. As of September 30, 2007, the remaining estimated minimum amount payable under these arrangements approximates $4.7 million, of which $0.4 million is payable in 2007. As of September 30, 2007, the remaining estimated maximum amount payable under these arrangements approximates $17.7 million, of which $0.4 million is payable in 2007.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively. At current asset levels, these payments would approximate $60.4 million over the remaining three-year period, which includes a $10 million lump-sum payment in year five. As of September 30, 2007, $8.5 million was accrued in Other current liabilities – other.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments through 2012. The first form of additional contingent payment could total as much as $20 million and is payable in years three and five dependent upon asset growth and fund performance. The second form of contingent payment is payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance will also impact the level of these contingent payments made by Federated.

Pursuant to other acquisition agreements or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on a regular basis and continue through 2010.

(b) Guarantees and Indemnifications

On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the nine-month period ended September 30, 2007, these fee reductions were approximately $3 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

The Consolidated Financial Statements for the nine-month period ended September 30, 2007 and 2006 reflect $3.4 million and $6.4 million pretax expense, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. In addition, in the first nine months of 2007, Federated incurred a $1.1 million pretax expense related to costs associated with resolving related legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(18) Subsequent Events

On October 25, 2007, the board of directors declared a dividend of $0.21 per share to be paid on November 15, 2007, to shareholders of record as of November 8, 2007.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $276.2 billion in managed assets as of September 30, 2007. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, Separate Accounts (which includes separately managed accounts, institutional accounts and sub-advised funds, both variable annuity and other) and other sponsored products, in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at September 30, 2007 attributable to such markets are as follows: wealth management and trust (46%), broker/dealer (42%) and global institutional (8%).

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

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s consolidated financial statements. Management evaluates Federated’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. In this highly competitive business, Federated’s growth and overall profitability are largely dependent upon its ability to attract and retain assets under management. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and income from continuing operations, both in total and per diluted share.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Business Developments

Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Investment Management LLC. In August 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the assets of the Rochdale Atlas Portfolio ($366 million as of August 24, 2007) were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. Federated paid $5.75 million of upfront purchase price in August 2007, and as of September 30, 2007, incurred approximately $0.7 million in transaction costs. As a result of the transaction, Federated recorded a customer relationship intangible asset and goodwill based upon preliminary valuation estimates. Although the preliminary valuation estimates are reflected in the Consolidated Financial Statements as of and for the period ended September 30, 2007, the final purchase price allocation may result in adjustments to these preliminary estimates and such adjustments may be material.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments over the five-year period following the acquisition closing date. The first form of additional contingent payment could total as much as $20 million and is payable in years three and five dependent upon asset growth and fund performance. The second form of contingent payment is payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance will also impact the level of these contingent payments made by Federated. Both forms of contingent payments, if made, will be recorded as additional goodwill at the time the related contingency is resolved.

Dix Hills. On April 2, 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheet at September 30, 2007.

Sentinel Asset Management, Inc. In the fourth quarter 2006, assets of three mutual funds previously advised by Sentinel Asset Management, Inc. of Montpelier, Vermont, totaling approximately $73 million were acquired by three sponsored mutual funds. As a result of this transaction, no assets were recorded.

MDTA LLC. In the third quarter 2006, Federated acquired MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, managed approximately $6.7 billion in invested assets as of July 14, 2006 (MDT Acquisition). MDTA grew its business using quantitative investment techniques, having successfully developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by creating a quantitative line of equity mutual funds to complement Federated’s existing equity products. Federated acquired approximately 89 percent of the outstanding equity interests of MDTA in July 2006 and paid approximately $102 million in cash as upfront purchase price. The remaining 11 percent minority interest was held by various MDTA employees and was subject to a put/call option whereby the minority interest holders could put their interest to Federated in January 2007 or Federated could call the interests in June 2007. The minority interest holders exercised their put option in January 2007. Federated paid approximately $8 million in cash as additional purchase price to acquire the remaining 11 percent on January 9, 2007 (See Note (7)).

In the second quarter 2007, Federated completed its valuation and allocation of the upfront purchase price, which resulted in the following revised allocations: $36.8 million of customer relationship intangible assets (ten-year weighted-average useful life), a $6.3 million noncompete intangible asset (eight-year useful life) and goodwill of $72.3 million, of which approximately $66.0 million is expected to be deductible for tax purposes. In addition, $43.3 million of additional purchase price, which was recorded as goodwill in the second quarter 2007, was paid in the form of a contingent payment in the third quarter 2007. Of this additional goodwill, approximately $27.0 million is expected to be deductible for tax purposes. See Note (17)(a) for information on future contingent payments related to this acquisition.

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

Dispositions

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC, one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings, which began in the first quarter 2006 and was completed in the third quarter 2006. The assets included in the sale of the Clearing Business consisted primarily of customer relationships, customer contracts and intellectual property, which had no recorded carrying values on Federated’s Consolidated Balance Sheets. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration on a pro-rata basis as the closings occurred, totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business. After taking selling costs into consideration, Federated recognized a gain on the sale of the Clearing Business of $3.7 million, net of tax expense of $2.7 million. The majority of this gain, or $3.2 million, was recorded in the second quarter 2006 and $0.6 million was recorded in the third quarter 2006. This gain on sale was included in Discontinued operations, net of tax on the Consolidated Statements of Income for the respective periods.

Other Business Developments

In the third quarter 2007, Federated realized a $4.9 million loss on a $5 million investment in a Federated-sponsored private investment partnership. The partnership is a short-term investment vehicle whose limited partners were accredited investors. The limited partners have redeemed their limited partnership interests and have not experienced a loss. Federated contributed $4.0 million of additional capital to the partnership in September 2007. As of September 30, 2007, Federated and its subsidiaries were the only investors in, and thus Federated was the consolidator of, the partnership with a total investment of $4.1 million. As of September 30, 2007, the partnership’s portfolio primarily consisted of one security which had a maturity of less than 90 days.

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

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2007	2006
By Asset Class
Money market	$209,908	$162,808	29%
Equity	43,517	38,276	14%
Fixed-income	22,752	21,659	5%

Total managed assets	$276,177	$222,743	24%

By Product Type
Mutual Funds:
Money market	$190,011	$146,841	29%
Equity	30,095	27,171	11%
Fixed-income	17,775	18,012	(1)%

Total mutual fund assets	$237,881	$192,024	24%

Separate Accounts:
Money market	$19,897	$15,967	25%
Equity	13,422	11,105	21%
Fixed-income	4,977	3,647	36%

Total separate account assets	$38,296	$30,719	25%

Total managed assets	$276,177	$222,743	24%

Average Managed Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2007	2006		2007	2006
By Asset Class
Money market	$202,141	$161,558	25%	$191,470	$162,199	18%
Equity	42,731	36,429	17%	42,294	32,700	29%
Fixed-income	22,680	21,685	5%	22,930	22,138	4%

Total average managed assets	$267,552	$219,672	22%	$256,694	$217,037	18%

By Product Type
Mutual Funds:
Money market	$181,808	$145,840	25%	$170,129	$145,244	17%
Equity	29,570	26,550	11%	29,393	26,776	10%
Fixed-income	17,701	18,023	(2)%	17,885	18,380	(3)%

Total average mutual fund assets	$229,079	$190,413	20%	$217,407	$190,400	14%

Separate Accounts:
Money market	$20,333	$15,718	29%	$21,341	$16,955	26%
Equity	13,161	9,879	33%	12,901	5,924	118%
Fixed-income	4,979	3,662	36%	5,045	3,758	34%

Total average separate account assets	$38,473	$29,259	31%	$39,287	$26,637	47%

Total average managed assets	$267,552	$219,672	22%	$256,694	$217,037	18%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2007	2006		2007	2006
Period-end assets	$19,312	$18,423	5%	$19,312	$18,423	5%
Average assets	18,378	18,236	1%	17,947	18,343	(2)%

Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Equity Funds
Beginning assets	$30,026	$26,488	$28,666	$26,031

Sales	1,269	1,457	4,140	4,450
Redemptions	(1,959)	(1,610)	(5,771)	(5,291)

Net redemptions	(690)	(153)	(1,631)	(841)
Net exchanges	(20)	(7)	(53)	8
Acquisition-related	366	267	366	643
Other[1]	413	576	2,747	1,330

Ending assets	$30,095	$27,171	$30,095	$27,171

Fixed-Income Funds
Beginning assets	$17,769	$17,967	$18,113	$19,037

Sales	1,191	1,039	3,671	3,448
Redemptions	(1,445)	(1,453)	(4,339)	(4,875)

Net redemptions	(254)	(414)	(668)	(1,427)
Net exchanges	(6)	(5)	(9)	(58)
Acquisition-related	0	34	0	34
Other[1]	266	430	339	426

Ending assets	$17,775	$18,012	$17,775	$18,012

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Equity and Fixed-Income Separate Account Assets

(in millions)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006[1]	Nine Months Ended September 30, 2007
Equity Separate Accounts
Beginning assets	$13,318	$4,035	$12,228

Net customer flows[2]	(126)	201	296
Acquisition-related	0	6,420	0
Other[2]	230	449	898

Ending assets	$13,422	$11,105	$13,422

Fixed-Income Separate Accounts
Beginning assets	$5,201	$3,708	$4,789

Net customer flows[2]	(370)	(170)	(80)
Other[2]	146	109	268

Ending assets	$4,977	$3,647	$4,977

[1]	Information for the nine months ended September 30, 2006 is not available in this format.
[2]

For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Other, and, where appropriate, Acquisition-related. Other includes the approximate effect of changes in the market value of securities held in the portfolios, reinvested dividends and distributions and net investment income.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2007	2006	2007	2006
Money market assets	75%	75%	49%	47%
Equity assets	16%	15%	39%	39%
Fixed-income assets	9%	10%	11%	13%
Other activities	—	—	1%	1%

The September 30, 2007 period-end managed assets increased 24% over period-end managed assets at September 30, 2006. Average managed assets for the three- and nine-month periods ended September 30, 2007, increased 22% and 18%, respectively, over average managed assets for the same periods in 2006. Total money market assets at September 30, 2007 increased 29% as compared to September 30, 2006. Average money market assets increased 25% and 18% for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006.

Period-end equity assets at September 30, 2007 increased 14% as compared to September 30, 2006. Average equity assets for the three-month period ended September 30, 2007 increased 17% as compared to the same period in 2006 primarily due to market appreciation. Average equity assets for the nine-month period ended September 30, 2007 increased 29% as compared to the same period in 2006 primarily due to the MDT Acquisition. Period-end fixed-income assets at September 30, 2007 increased 5% as compared to September 30, 2006. Average fixed-income assets for the three- and nine-month periods ended September 30, 2007, increased 5% and 4%, respectively, as compared to the same periods last year due primarily to the launching of a new CDO in the fourth quarter 2006, partially offset by decreases in average fixed-income mutual fund assets for the three- and nine-month periods ended September 30, 2007 as compared to the same periods last year.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and nine-month periods ended September 30 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2007	2006	Change	Percent Change	2007	2006	Change	Percent Change
Revenue from managed assets	$282.7	$240.0	$42.7	18%	$817.0	$708.9	$108.1	15%

Revenue from sources other than managed assets	3.3	3.9	(0.6)	(15)%	9.9	10.2	(0.3)	(3)%

Total Revenue	$286.0	$243.9	$42.1	17%	$826.9	$719.1	$107.8	15%

Revenue from managed assets increased $42.7 million for the three-month period ended September 30, 2007 as compared to the same period in 2006 due to a $28.3 million increase resulting from an increase in average money market managed assets, a $16.2 million increase resulting from an increase in average equity assets under management, partially offset by a decrease of $1.6 million due to a change in the mix of the average fixed-income assets under management.

Revenue from managed assets increased $108.1 million for the nine-month period ended September 30, 2007 as compared to the same period in 2006 due to 1) a $64.6 million increase resulting from an increase in average money market managed assets, 2) a $26.7 million increase resulting from an increase in average equity assets under management (excluding equity assets from the MDT acquisition) and 3) a $23.5 million increase generated primarily from assets acquired in July 2006 in connection with the MDT Acquisition, partially offset by 1) a decrease of $5.2 million due to a change in the mix of the average fixed-income assets under management and 2) an increase in certain fees waived by Federated for competitive reasons, the result of which reduced revenue by an additional $3.5 million.

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30 are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2007	2006	Change	Percent Change	2007	2006	Change	Percent Change
Marketing and distribution	$90.8	$72.2	$18.6	26%	$258.3	$212.6	$45.7	21%
Compensation and related	52.1	48.1	4.0	8%	157.9	142.5	15.4	11%
Amortization of deferred sales commissions	11.3	12.6	(1.3)	(10)%	35.6	39.1	(3.5)	(9)%
All other	34.0	37.1	(3.1)	(8)%	104.7	101.2	3.5	3%

Total Operating Expenses	$188.2	$170.0	$18.2	11%	$556.5	$495.4	$61.1	12%

Total operating expenses for the three-month period ended September 30, 2007 increased $18.2 million compared to the same period in 2006. Marketing and distribution expense increased $18.6 million primarily due to a $15.8 million increase from higher average money market assets. Compensation and related expense increased $4.0 million primarily due to a $4.2 million increase in incentive compensation.

Total operating expenses for the nine-month period ended September 30, 2007 increased $61.1 million compared to the same period in 2006. Marketing and distribution expense increased $45.7 million primarily due to a $37.9 million increase from higher average money market assets. Compensation and related expense increased $15.4 million primarily due to a $7.8 million increase in incentive compensation costs (excluding MDT) and a $7.5 million increase in compensation and related costs associated with the MDT Acquisition in July 2006.

Federated expects Marketing and distribution expense to continue to increase due to growth and the competitive nature of the mutual fund business. These increases may result from increases in assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer Federated’s products to their customers. In the broker/dealer channel, Federated managed $72.5 billion in money market assets for various broker/dealer

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

customers as of September 30, 2007. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers results in most of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher Marketing and distribution expense.

Nonoperating Income (Expenses). Nonoperating expenses, net, increased $4.2 million for the three-month period ended September 30, 2007 as compared to the same period in 2006 primarily due to the recognition of a $4.9 million capital loss on an investment in a sponsored private investment product structured as a limited partnership (see Business Developments – Other) partially offset by a $0.6 decrease in Debt expense – nonrecourse attributable to lower average nonrecourse debt balances.

Nonoperating expenses, net, increased $5.6 million for the nine-month period ended September 30, 2007 as compared to the same period in 2006 primarily due to the recognition of a $4.9 million capital loss on an investment in a sponsored private investment product structured as a limited partnership (see Business Developments – Other) and a decrease of $2.5 million in Dividend income and Interest income, primarily as a result of lower average invested cash balances, partially offset by a $2.0 million decrease in Debt expense – nonrecourse attributable to lower average nonrecourse debt balances.

Income Taxes on Continuing Operations. The income tax provision for continuing operations increased $6.9 million for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to higher income from continuing operations before income taxes. The effective tax rate was 37.3% for the three-month period ended September 30, 2007 as compared to 37.7% for the same period in 2006.

The income tax provision for continuing operations increased $14.2 million for the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to higher income from continuing operations before income taxes. The effective tax rate was 37.2% for the nine-month period ended September 30, 2007 as compared to 37.7% for the same period in 2006.

Income from Continuing Operations. Income from continuing operations increased $12.6 million and $26.9 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006 primarily as a result of the changes in revenues and expenses noted above. For the same periods of comparison, diluted earnings per share for income from continuing operations increased $0.14 and $0.31 per diluted share, respectively, primarily from the impact of increased income from continuing operations, as well as decreased weighted-average shares outstanding for the three and nine months ended September 30, 2007, as compared to the same periods of 2006.

Discontinued Operations. Discontinued operations, net of tax, of $6.5 million for the nine months ended September 30, 2006 represents a $3.7 million after-tax gain on the sale of the Clearing Business, a $1.8 million reversal of a related deferred tax asset valuation allowance for the portion of Federated’s capital loss carryforwards that were utilized as a result of the capital gain on the sale of the Clearing Business and $1.0 million in after-tax income from operations of the Clearing Business.

Liquidity and Capital Resources

At September 30, 2007, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $113.0 million as compared to $158.2 million at December 31, 2006. As of September 30, 2007, Federated had a B-share funding arrangement with an independent third party and $200 million available for borrowings under its revolving credit facility.

Operating Activities. Net cash provided by operating activities totaled $228.1 million for the nine months ended September 30, 2007 as compared to $173.5 million for the same period in 2006. The increase of $54.6 million was primarily due to 1) timing differences of $21.2 million in the cash settlement of assets and liabilities, 2) an increase in net income of $20.3 million for the nine months ended September 30, 2007 as compared to the same period in 2006, and 3) a decrease in the gain on disposal of assets of $11.5 million primarily related to a $6.4 million gain recognized on the sale of the Clearing Business in 2006 and the $4.9 million capital loss on an investment in a sponsored private investment product structured as a limited partnership recognized in the third quarter of 2007 (see Business Developments – Other).

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Investing Activities. During the nine-month period ended September 30, 2007, Federated used $85.6 million for investing activities, which primarily represented cash paid for business acquisitions and minority interest investments. See Note (3) to the Consolidated Financial Statements for additional information.

Financing Activities. During the nine-month period ended September 30, 2007, Federated used $204.1 million for financing activities. Of this amount, Federated paid $114.6 million to repurchase 3.4 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of September 30, 2007, Federated can repurchase an additional 4.0 million shares through December 31, 2008 under its authorized program.

Additionally, Federated paid dividends in the first, second and third quarters of 2007 of $18.7 million, $21.6 million and $21.5 million or $0.18, $0.21 and $0.21 per share, respectively, to holders of common shares. On October 25, 2007, Federated’s board of directors declared a dividend of $0.21 per share, for shareholders of record on November 8, 2007, that is payable on November 15, 2007.

Financial Position

“Investments” at September 30, 2007 increased $13.9 million from December 31, 2006 primarily as a result of $6.0 million in sponsored product seed investments that occurred in the first nine months of 2007 as well as $4.1 million in a Federated-sponsored private investment partnership (see Business Developments – Other).

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. The remaining purchase price payments, which could aggregate as much as $86.7 million, will be recorded as additional goodwill at the time the contingency is resolved.

Also, as part of the MDT Acquisition, Federated entered into various long-term employment and compensation arrangements pursuant to which Federated will be obligated to make certain minimum and contingent compensation-related payments. These contracts expire on various dates through the year 2012. As of September 30, 2007, the remaining estimated minimum amount payable under these arrangements approximates $4.7 million, of which $0.4 million is payable in 2007. As of September 30, 2007, the remaining estimated maximum amount payable under these arrangements approximates $17.7 million, of which $0.4 million is payable in 2007.

As part of the acquisition of the cash management business of Alliance Capital Management L.P., Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first two contingent purchase price payments of $10.7 million and $13.3 million were paid in the second quarters of 2006 and 2007, respectively. At current asset levels, these payments would approximate $60.4 million over the remaining three-year period, which includes a $10 million lump-sum payment in year five. As of September 30, 2007, $8.5 million was accrued in Other current liabilities – other.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments through 2012. The first form of additional contingent payment could total as much as $20 million and is payable in years three and five dependent upon asset growth and fund performance. The second form of contingent payment is payable on a semi-annual basis over the next five years based on certain revenue earned by Federated from the Federated InterContinental Fund. Asset growth and fund performance will also impact the level of these contingent payments made by Federated.

Pursuant to other acquisition agreements or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on a regular basis and continue through 2010.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the nine-month period ended September 30, 2007, these fee reductions were approximately $3 million. Costs related to certain other undertakings required by these agreements will be incurred in future periods and the significance of such costs is currently not determinable.

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

The Consolidated Financial Statements for the nine-month period ended September 30, 2007 and 2006 reflect $3.4 million and $6.4 million pretax expense, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. In addition, in the first nine months of 2007, Federated incurred a $1.1 million pretax expense related to costs associated with resolving related legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying any potential future debt obligations and funding property and equipment acquisitions, including computer-related software and hardware. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at September 30, 2007, management believes Federated may borrow under its credit facility within the next twelve months. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current revolving credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Federated signed a definitive agreement with an independent financial institution, effective March 1, 2007, to continue funding B-share sales commissions through December 31, 2009.

Recent Accounting Pronouncements

EITF 06-11 – In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (EITF 06-11). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of EITF 06-11 will have a material impact on the Consolidated Financial Statements.

SOP 07-1 – In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (SOP 07-1). SOP 07-1 provides (1) guidance on the application of the definition of an investment company and (2) conditions that must be evaluated to determine whether the specialized industry accounting principles of the above-referenced guide applied by a subsidiary or equity method investee should be retained in the consolidated financial statements of a parent company that consolidates an investment company subsidiary or an investor that applies the equity method of accounting to its investments in investment companies. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007. Management is currently evaluating this standard and its impact on the financial statements, if any.

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

Accounting for Uncertain Tax Positions. The two-step process prescribed by FIN 48 to account for uncertainty in income taxes requires significant management judgment. The processes of determining (1) whether it is more likely than not that a position will be sustained upon examination and (2) the largest amount of tax benefit that is greater than 50 percent likely of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

being realized upon ultimate settlement with the taxing authority require management estimates and judgment as to expectations of the amounts and probabilities of the outcomes that could be realized. Management considers the facts and circumstances available as of the reporting date in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. Significant differences could exist between the ultimate outcome regarding the examination of a tax position and management’s estimate. These differences could have a material impact on Federated’s effective tax rate, results of operations, financial position or cash flows.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 150 managed funds, 95 are sold without a sales commission.

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

Potential Adverse Effects of Changes in our Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 29% of Federated’s total revenue for the first nine months of 2007 was attributable to two financial intermediaries. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and such costs could continue to rise. Higher distribution costs reduce Federated’s operating and net income.

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns, including disruptions in securities and credit markets, may adversely affect the profitability and performance of, demand for and investor confidence in Federated’s investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. In the event of extreme circumstances, including economic, political, or business crises, Federated may suffer significant redemptions in assets under management, severe liquidity issues in short-term investment products and declines in the value of and returns on assets under management, all of which could cause significant adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

products. Likewise, mutual fund products generally have a higher management fee than separate accounts. Additionally, marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 49% and 11% of Federated’s revenue in the first nine months of 2007 was from managed assets in money market and fixed-income products, respectively. These assets are largely from institutional investors. In a rising short-term interest rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products. Federated has been actively diversifying its products to expand its managed assets in equity products, which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 17% of Federated’s total revenue for the first nine months of 2007 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). Sustained poor performance in this fund could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Investment Company Act and the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (“FINRA”) (formerly, the National Association of Securities Dealers) and the New York Stock Exchange (the “NYSE”). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign regulations. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated. For example, in the recent past, the Federal securities laws have been augmented substantially by, among other measures, the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently pending legislation could impose additional requirements and restrictions on Federated and/or the Federated Funds. In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting the mutual fund industry are likely to occur.

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

Retaining and Recruiting Key Personnel. Federated’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

compensation arrangements and in certain cases employment agreements. The loss of any such personnel could have an adverse effect on Federated. Moreover, since certain of our products contribute significantly to our revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on our business.

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

The two senior portfolio managers of the Federated Kaufmann Fund, which generated 17% of Federated’s revenue in the first nine months of 2007, were subject to non-competition agreements which were entered into in 2000 and continued into April 2007. They were also subject to employment agreements which expired in 2005. Since the expiration of these agreements, these portfolio managers are no longer parties to formal employment contracts or non-compete agreements with Federated, which is generally consistent with Federated’s policy for portfolio managers.

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

Adverse Effects of Rising Costs of Risk Management. Since 2001, expenses related to risk management have increased and management expects these costs to be significant going forward. As a result of a heightened regulatory environment, management anticipates that expenditures for risk management personnel, risk management systems and related professional and consulting fees may continue to increase. Insurance coverage for significant risks may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose the company to additional cost through the assumption of higher deductibles, and co-insurance liability and/or lower coverage levels. Higher insurance costs, incurred deductibles and lower coverage levels may reduce Federated’s operating and net income.

Potential Adverse Effects Related to Federated’s Settlement of Past Mutual Fund Trading Issues and Related Legal Proceedings. In 2005, Federated entered into settlement agreements with the SEC and NYAG to resolve the past mutual fund trading issues. Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these recent lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact to Federated’s reputation, financial position, results of operations and/or liquidity.

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

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with the funds that, as required by law, are terminable upon 60 days notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board of directors or trustees, including disinterested members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on Federated. As required by the Investment Company Act of 1940, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these assets.

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

Market Risk—Investments. Federated’s short-term and long-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At September 30, 2007, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in primarily investment-grade debt securities held by certain sponsored products ($12.7 million), a sponsored CDO ($1.5 million) and fixed-income sponsored funds ($7.9 million). Management considered a hypothetical 100 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. At September 30, 2007, Federated was exposed to price risk as a result of its $12.5 million investment in primarily sponsored fluctuating-value mutual funds. Management considered a hypothetical 10% fluctuation in market value and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (17)(c) and Note (17)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 1A. Risk Factors

(Unaudited)

A complete listing of Federated’s risk factors is included herein under the section entitled “Risk Factors” under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July[2]	362,888	$35.66	353,100	5,433,019
August	1,437,300	33.54	1,437,300	3,995,719
September[2]	60,000	0.11	0	3,995,719

Total	1,860,188	$32.88	1,790,400	3,995,719

[1]

Federated’s current share repurchase program was announced in July 2006, whereby the board of directors authorized management to purchase up to 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans exist as of September 30, 2007.

[2]	9,788 shares purchased in July 2007 and all shares purchased in September 2007 represent shares of restricted stock repurchased due to employee separations.

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

Federated Investors, Inc.
(Registrant)

Date	October 31, 2007	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 31, 2007	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer