Form 10-Q
period 2008-03-31
FEDERATED INVESTORS INC /PA/
filed 2008-04-29
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 25, 2008, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,936,772 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to business mix obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and the likelihood of borrowing under Federated’s credit facility; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; management’s estimates regarding certain tax matters; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; final purchase price allocations relating to the Rochdale transaction; insurance recoveries; changes in the demand for mutual fund distribution and administration, money market fund holdings in a structured investment vehicle and the various items set forth under the section entitled “Risk Factors” constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s business mix, which may cause a decline in revenues and net income. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds associated with holding securities of a structured investment vehicle and revenue risk, which will be affected by changes in market values of assets under management and may be affected by changing interest rates. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled “Risk Factors” herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$170,453	$120,350
Investments	12,782	25,921
Receivables – affiliates	24,561	24,639
Receivables – other, net of reserve of $266 and $143, respectively	1,083	2,454
Accrued revenue – affiliates	3,147	3,353
Accrued revenue – other	6,478	6,823
Prepaid expenses	7,283	14,618
Other current assets	9,786	8,133

Total current assets	235,573	206,291

Long-Term Assets
Goodwill	463,973	454,586
Customer-relationship intangible assets, net	67,455	71,821
Other intangible assets, net	7,817	8,196
Deferred sales commissions, net of accumulated amortization of $380,075 and $372,588, respectively	54,330	64,227
Property and equipment, net of accumulated depreciation of $36,238 and $35,377, respectively	28,119	25,873
Other long-term assets	9,779	9,977

Total long-term assets	631,473	634,680

Total assets	$867,046	$840,971

Current Liabilities
Accrued compensation and benefits	$22,946	$74,227
Accounts payable and accrued expenses – affiliates	4,539	2,817
Accounts payable and accrued expenses – other	69,046	56,166
Income taxes payable	22,818	420
Other current liabilities – affiliates	1,768	82
Other current liabilities – other	41,956	30,859

Total current liabilities	163,073	164,571

Long-Term Liabilities
Long-term debt – nonrecourse	53,419	62,701
Long-term deferred tax liability, net	29,634	27,097
Other long-term liabilities – affiliates	1,277	1,701
Other long-term liabilities – other	6,957	7,314

Total long-term liabilities	91,287	98,813

Total liabilities	254,360	263,384

Minority interest	1,415	3,572

Commitments and contingencies (Note (15))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	180,970	176,700
Additional paid-in capital from treasury stock transactions	0	679
Retained earnings	1,221,480	1,189,516
Treasury stock, at cost, 27,576,394 and 27,755,886 shares Class B common stock, respectively	(792,303)	(793,948)
Accumulated other comprehensive income, net of tax	935	879

Total shareholders’ equity	611,271	574,015

Total liabilities, minority interest, and shareholders’ equity	$867,046	$840,971

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

Three Months Ended March 31,	2008	2007
Revenue
Investment advisory fees, net-affiliates	$178,218	$154,040
Investment advisory fees, net-other	16,777	15,136
Administrative service fees, net-affiliates	50,715	37,938
Administrative service fees, net-other	865	1,354
Other service fees, net-affiliates	55,839	52,586
Other service fees, net-other	1,877	1,781
Other, net	1,402	1,579

Total revenue	305,693	264,414

Operating Expenses
Marketing and distribution	107,626	80,202
Compensation and related	61,463	54,185
Professional service fees	8,598	7,638
Office and occupancy	6,111	5,515
Systems and communications	5,933	5,862
Advertising and promotional	3,676	2,896
Travel and related	2,925	2,738
Amortization of deferred sales commissions	9,361	12,258
Amortization of intangible assets	4,745	5,523
Other	4,311	3,813

Total operating expenses	214,749	180,630

Operating income	90,944	83,784

Nonoperating Income (Expenses)
Dividend income	1,492	1,638
Interest income	109	230
(Loss) gain on securities, net	(323)	125
Debt expense – recourse	(96)	(95)
Debt expense – nonrecourse	(872)	(1,498)
Other, net	(49)	0

Total nonoperating income, net	261	400

Income before minority interest and income taxes	91,205	84,184
Minority interest	1,386	1,376

Income before income taxes	89,819	82,808
Income tax provision	34,000	31,045

Net income	$55,819	$51,763

Earnings per share
Net income per share - Basic	$0.56	$0.51

Net income per share - Diluted	$0.55	$0.50

Cash dividends per share	$0.21	$0.18

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2008	2007
Operating Activities
Net income	$55,819	$51,763

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	9,361	12,258
Depreciation and other amortization	6,100	6,907
Share-based compensation expense	3,653	3,021
Minority interest	1,386	1,376
Gain on disposal of assets	(216)	(21)
Provision for deferred income taxes	808	428
Tax benefit from share-based compensation	746	2,146
Excess tax benefits from share-based compensation	(706)	(1,494)
Net purchases of trading securities	(651)	(6,257)
Deferred sales commissions paid	(3,611)	(5,229)
Contingent deferred sales charges received	2,407	3,323
Proceeds from sale of certain B-share-related future revenue	1,810	0
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	360	(1,060)
Decrease in prepaid expenses and other assets	8,911	403
Decrease in accounts payable and accrued expenses	(35,518)	(20,779)
Increase in income taxes payable	22,398	22,670
Increase in other liabilities	2,554	2,401

Net cash provided by operating activities	75,611	71,856

Investing Activities
Cash paid for business acquisitions	0	(8,383)
Additions to property and equipment	(2,230)	(1,350)
Purchases of securities available for sale	(4)	(1,003)
Proceeds from redemptions of securities available for sale	11,034	996
Decrease in restricted cash equivalents	0	29

Net cash provided (used) by investing activities	8,800	(9,711)

Financing Activities
Purchases of treasury stock	(2,042)	(42,983)
Distributions to minority interest	(1,342)	(869)
Contributions from minority interest	60	1,722
Dividends paid	(21,371)	(18,675)
Proceeds from shareholders for share-based compensation and other	339	734
Excess tax benefits from share-based compensation	706	1,494
Proceeds from new borrowings – nonrecourse	397	3,206
Payments on debt – nonrecourse	(11,033)	(14,010)
Other financing activities	(22)	(94)

Net cash used by financing activities	(34,308)	(69,475)

Net increase (decrease) in cash and cash equivalents	50,103	(7,330)
Cash and cash equivalents, beginning of period	120,350	118,721

Cash and cash equivalents, end of period	$170,453	$111,391

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain items previously reported have been reclassified to conform to the current period presentation.

(2) Summary of Significant Accounting Policies

For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2007.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the total net assets of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note 15(c))) or to meet contractual requirements. Federated waived fees of $103.4 million and $76.2 million for the first quarters of 2008 and 2007, respectively, nearly all of which was for competitive reasons. The increase in the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to an increase in money market assets.

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

(b) Investments

Investments are generally carried at fair value based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable.

(3) Recent Accounting Pronouncements

SFAS 141(R) – In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt FAS 141(R) prospectively, as required by the standard, and is currently evaluating the impact SFAS 141(R) will have on Federated’s future business combinations.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively. Management is currently evaluating the impact SFAS 160 will have on Federated’s financial position and results of operations.

SFAS 157 and FSP SFAS 157-2 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB issued a FASB Staff Position (FSP) to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis on January 1, 2008. Management continues to evaluate the impact this statement will have on the Consolidated Financial Statements once its provisions are adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

(4) Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Acquisition – In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the $366 million of assets in the Rochdale Atlas Portfolio were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. This new fund is a solid addition to Federated’s international equity product group and is positioned to be a core international equity holding, investing in both developed and emerging markets. Federated paid $5.75 million of upfront purchase price in August 2007, and as of March 31, 2008, incurred approximately $1 million in transaction costs. As a result of the transaction, Federated recorded a customer relationship intangible asset and goodwill based upon preliminary valuation estimates. Although the preliminary valuation estimates are reflected in the Consolidated Financial Statements as of and for the periods ended March 31, 2008 and December 31, 2007, the final purchase price allocation may result in adjustments to these preliminary estimates and such adjustments may be material. See Note (15)(a) for information on contingent payments related to this acquisition.

Dix Hills Investment – In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments that could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheets at March 31, 2008 and December 31, 2007.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

MDT Acquisition – In the third quarter 2006, Federated acquired MDTA LLC (MDT Acquisition). Upon the completion of its valuation and allocation of the upfront purchase price, Federated recorded: $36.8 million of customer relationship intangible assets (ten-year weighted-average useful life); a $6.3 million noncompete intangible asset (eight-year useful life); and goodwill of $72.3 million, of which approximately $66 million is deductible for tax purposes. See Note (15)(a) for information on contingent payments related to this acquisition.

For detail on other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended March 31, 2008 and December 31, 2007, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At March 31, 2008, the aggregate assets and debt of the products that Federated consolidated were $6.1 million and $0.8 million, respectively, and Federated recorded $1.0 million to Minority interest on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

(6) Fair Value Measurements

On January 1, 2008, Federated adopted the provisions of SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. SFAS 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Federated’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1–Quoted prices for identical instruments in active markets.

Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3–Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires Federated to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Federated’s available-for-sale securities include investments in fluctuating-value mutual funds. Federated’s trading securities primarily represent investments in equities and investment-grade debt instruments as a result of consolidation of certain products when Federated is deemed to be the primary beneficiary. These financial assets are classified as current on the balance sheet.

The following table presents fair value measurements for major categories of Federated’s financial assets measured at fair value on a recurring basis, which is comprised of its investments at March 31, 2008:

	Fair Value Measurements Using
(in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$6,145	$—	$—	$6,145
Trading securities	3,796	2,841	—	6,637

Total investments	$9,941	$2,841	$—	$12,782

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the quarter ended March 31, 2008. At March 31, 2008, Federated held financial liabilities of $0.5 million measured at fair value on a recurring basis. These liabilities were classified as short-term and the fair value was determined using quoted prices (Level 1).

(7) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	March 31, 2008			December 31, 2007
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationships[1]	$143,420	$(75,965)	$67,455	$143,420	$(71,599)	$71,821
Noncompete agreements[2]	11,396	(3,579)	7,817	11,396	(3,200)	8,196

Total identifiable intangible assets[3]	$154,816	$(79,544)	$75,272	$154,816	$(74,799)	$80,017

[1]	Weighted average amortization period of 9.6 years as of March 31, 2008
[2]	Weighted average amortization period of 7.6 years as of March 31, 2008
[3]	Weighted average amortization period of 9.5 years as of March 31, 2008

Amortization expense for identifiable intangible assets for the three-month periods ended March 31, 2008 and 2007 was $4.7 million and $5.5 million, respectively.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years.

(in thousands)	For the years ending December 31,
2008	$18,166
2009	$16,600
2010	$15,544
2011	$9,352
2012	$6,045

Goodwill at March 31, 2008 and December 31, 2007 was $464.0 million and $454.6 million, respectively. During the three months ended March 31, 2008, Federated recorded goodwill primarily in connection with the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($4.7 million) and the MDT Acquisition ($4.3 million). See Note (4) and Note (15)(a) for additional information.

(8) Other Current Liabilities – Other

Other current liabilities – other at March 31, 2008 included $17.4 million related to the contingent purchase price payment for the Alliance Acquisition, $16.2 million of which was paid in the second quarter of 2008 (see Note (15)(a) for additional information on contingent payments related to this acquisition) and $14.0 million related to an insurance recovery for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (15)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved. Federated’s Other current liabilities – other at December 31, 2007 included $12.7 million related to contingent purchase price payments for the Alliance Acquisition, which was paid in the second quarter of 2008, and $10.7 million related to the aforementioned insurance recovery.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Recourse Debt

As of and for the quarter ended March 31, 2008, Federated had no borrowings against its $200 million revolving credit facility.

(10) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Deferred sales commissions on B-shares, net	$51,673	$61,472
Other deferred sales commissions, net	2,657	2,755

Deferred sales commissions, net	$54,330	$64,227

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at March 31, 2008	March 31, 2008	December 31, 2007
	2008[1]	2007[2]
Financings between April 1997 and September 2000	8.60%	8.60%	0.6 years	$922	$1,799
Financings between October 2000 and December 2003	4.75%	4.75%	3.8 years	21,176	26,706
Financings between January 2004 and February 2007	6.35%	6.30%	7.0 years	30,755	34,803
Financings between March 2007 and March 2008	6.49%	7.10%	8.1 years	1,488	1,192

Total debt – nonrecourse				$54,341	$64,500

[1]	As of March 31, 2008
[2]	As of December 31, 2007

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

In March 2007, pursuant to the terms of a new sales program with an independent third party, Federated began accounting for all new sales of its rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds as sales. The sales of Federated’s rights to future shareholder service fees continued to be accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded. This agreement expires December 31, 2009.

(11) Share-Based Compensation Plans

During the first quarter of 2008, Federated awarded 221,051 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. In addition, during the first quarter of 2008, 27,125 employee stock options were exercised and the resulting shares were issued out of treasury.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(12) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
Numerator
Net income	$55,819	$51,763

Denominator
Basic weighted-average shares outstanding	99,812	101,913
Dilutive potential shares from share-based compensation	1,985	1,693

Diluted weighted-average shares outstanding	101,797	103,606

Earnings per share – Basic	$0.56	$0.51

Earnings per share – Diluted	$0.55	$0.50

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the quarters ended March 31, 2008 and 2007, no share-based awards and 0.9 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. Under the treasury stock method, in the event the awards become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(13) Comprehensive Income

Comprehensive income was $55.9 million and $51.8 million for the quarters ended March 31, 2008 and 2007, respectively.

(14) Concentration Risk

In terms of revenue concentration by product, approximately 15% of Federated’s total revenue for the quarter ended March 31, 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). In addition, in terms of revenue concentration by customer, two intermediary customers [Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation, including Pershing (a subsidiary of the Bank of New York Mellon Corporation) and other assets from the Bank of New York Mellon Corporation] accounted for a total of approximately 13% and 17%, respectively of Federated’s total revenue for the first quarter 2008. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers, including changes which may result from the Bank of New York Mellon Corporation’s post-merger integration, could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding significant reductions to Marketing and distribution expenses associated with such intermediaries.

(15) Commitments and Contingencies

(a) Contractual

As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in Federated MDTA LLC net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. As of March 31, 2008, a total of $4.3 million related to the second year’s contingent purchase price payment, which could total as much as $43.3 million, was accrued in Other current liabilities. This payment will be paid in the third quarter of 2008 and recorded as goodwill at the time the related contingency is resolved. The final contingent payment of up to $43.3 million is payable in the third quarter 2009 and will be recorded as additional goodwill at the time the contingency is resolved.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. At current asset levels, these payments would approximate $49 million over the remaining two-year period, which includes a $10 million lump-sum payment in 2010. As of March 31, 2008, $17.4 million was accrued in Other current liabilities – other, $16.2 million of which was paid in the second quarter of 2008, as mentioned above.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2008, $0.6 million related to the semi-annual contingent purchase price payments was accrued in Other current liabilities – other and $0.4 million was paid in the second quarter of 2008. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2008, excluding the impact of the incentive compensation opportunities related to the newly created Federated Kaufmann Large Cap Fund (the New Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $57 million, of which $2.0 million is payable in 2008 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the New Fund Bonus due to the negligible level of assets in that fund at March 31, 2008 and the wide range of possible growth-rate scenarios.

Pursuant to other acquisition agreements or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the quarters ended March 31, 2008 and 2007, these fee reductions were approximately $1 million.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits, as well as the timing of settlements, judgments or other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the quarters ended March 31, 2008 and 2007 reflect $1.8 million and $1.2 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

(16) Subsequent Events

On April 24, 2008, the board of directors declared a dividend of $0.24 per share to be paid on May 15, 2008, to shareholders of record as of May 8, 2008.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2007.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $338.5 billion in managed assets as of March 31, 2008. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, Separate Accounts (which includes separately managed accounts, institutional accounts, sub-advised funds (both variable annuity and other) and other managed products), in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at March 31, 2008 attributable to such markets are as follows: wealth management and trust (48%), broker/dealer (37%) and global institutional (11%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note (15)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services will vary with changes in the number of plan participants which generally react to sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include marketing and distribution costs and compensation and related costs, which represent fixed and variable compensation and related employee benefits. Certain of these expenses are dependent upon sales, product performance, levels of assets and asset mix.

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Management evaluates Federated’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. In this highly competitive business, Federated’s growth and overall profitability are largely dependent upon its ability to attract and retain assets under management. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and net income, both in total and per diluted share.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Business Developments

Recent Disruption in Financial Markets

In 2007, the financial markets began to experience elevated volatility due to uncertainty and disruption in large segments of the credit markets. As a result of investors’ increased concerns about risk and uncertainty in the financial markets and the Federal Reserve Bank interest rate cuts beginning in September 2007, Federated experienced significant asset inflows in its money market funds during the last five months of 2007 and early 2008. As always, fluctuations in financial markets and in the amount and composition of assets under management impact Federated’s revenue and results of operations. There can be no assurance that asset inflows related to uncertain credit markets will remain invested in Federated’s money market fund products or that continued volatility in the financial markets will necessarily result in similar or sustained inflows into Federated’s money market products.

Sigma Finance – Sigma Finance is an unaffiliated U.K.-based limited purpose finance company commonly referred to as a structured investment vehicle (SIV). The elevated volatility and disruptions in the credit markets have generally caused liquidity issues for SIVs. On April 4, 2008, Moody’s downgraded the short-term rating of Sigma Finance from P-1 to P-2 and the long-term rating from Aaa to A2, with each rating on review for further downgrade. On April 7, 2008, S&P reaffirmed Sigma’s short-term rating at A1+ and downgraded the long-term rating from AAA to AA, each on watch negative. As of April 23, 2008, Federated’s money market products held $1.2 billion in the senior debt of Sigma that matures in various installments through August 18, 2008. Based on Federated’s analysis of Sigma including an assessment of the quality of the underlying assets that are collateral for the debt issued by Sigma, Federated has determined that these securities continue to meet the Rule 2a-7 rules governing eligibility for money market funds, including the rule that money market fund holdings present ‘minimal credit risk’. Federated regularly monitors the ongoing performance and liquidity of Sigma, and currently does not anticipate that its money market funds will face any significant liquidity or credit issues as a result of their exposure to Sigma.

Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Investment Management LLC. In August 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the $366 million of assets in the Rochdale Atlas Portfolio were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. This new fund is a solid addition to Federated’s international equity product group and is positioned to be a core international equity holding, investing in both developed and emerging markets. Federated paid $5.75 million of upfront purchase price in August 2007, and as of March 31, 2008, incurred approximately $1 million in transaction costs. As a result of the transaction, Federated recorded a customer relationship intangible asset and goodwill based upon preliminary valuation estimates. Although the preliminary valuation estimates are reflected in the Consolidated Financial Statements as of and for the periods ended March 31, 2008 and December 31, 2007, the final purchase price allocation may result in adjustments to these preliminary estimates and such adjustments may be material. See Note (15)(a) to the Consolidated Financial Statements for information on contingent payments related to this acquisition.

Dix Hills. On April 2, 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading advisor, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Westbury, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the first three anniversary years following the acquisition date. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheet at March 31, 2008 and December 31, 2007.

MDTA LLC. In the third quarter 2006, Federated acquired MDTA LLC (MDTA) which, through its registered investment advisory division, MDT Advisers, managed approximately $6.7 billion in invested assets as of July 14, 2006 (MDT Acquisition). MDTA grew its business using quantitative investment techniques, having successfully developed a disciplined quantitative process to invest in equities. As a result of the acquisition, Federated has enhanced its product offerings by creating a quantitative line of equity mutual funds to complement Federated’s existing equity products. Federated acquired

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

approximately 89% of the outstanding equity interests of MDTA in July 2006 and paid approximately $102 million in cash as upfront purchase price. The remaining 11% minority interest was held by various MDTA employees and was subject to a put/call option whereby the minority interest holders could put their interest to Federated in January 2007 or Federated could call the interests in June 2007. The minority interest holders exercised their put option in January 2007. Federated paid approximately $8 million in cash as additional purchase price to acquire the remaining 11% on January 9, 2007.

Upon the completion of its valuation and allocation of the upfront purchase price, Federated recorded: $36.8 million of customer relationship intangible assets (ten-year weighted-average useful life); a $6.3 million noncompete intangible asset (eight-year useful life); and goodwill of $72.3 million, of which approximately $66 million is deductible for tax purposes. See Note (15)(a) to the Consolidated Financial Statements for information on contingent payments related to this acquisition.

Dispositions

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC, one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings during 2006. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration totaling $7.7 million. In addition, Federated is entitled to receive contingent consideration due in the third quarter 2008 if certain revenue targets are met. The contingent consideration will be calculated as a percentage of net revenue above a specific threshold directly attributed to the Clearing Business.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2008	2007
By Asset Class
Money market	$277,527	$185,952	49%
Equity	37,518	41,336	(9)%
Fixed-income	23,416	23,162	1%

Total managed assets	$338,461	$250,450	35%

By Product Type
Mutual Funds:
Money market	$242,280	$163,841	48%
Equity	25,880	28,716	(10)%
Fixed-income	18,339	18,033	2%

Total mutual fund assets	$286,499	$210,590	36%

Separate Accounts:
Money market	$35,247	$22,112	59%
Equity	11,638	12,620	(8)%
Fixed-income	5,077	5,128	(1)%

Total separate account assets	$51,962	$39,860	30%

Total managed assets	$338,461	$250,450	35%

Average Managed Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2008	2007
By Asset Class
Money market	$260,306	$182,352	43%
Equity	38,471	41,118	(6)%
Fixed-income	23,220	23,002	1%

Total average managed assets	$321,997	$246,472	31%

By Product Type
Mutual Funds:
Money market	$231,719	$160,325	45%
Equity	26,696	28,743	(7)%
Fixed-income	18,186	18,013	1%

Total average mutual fund assets	$276,601	$207,081	34%

Separate Accounts:
Money market	$28,587	$22,027	30%
Equity	11,775	12,375	(5)%
Fixed-income	5,034	4,989	1%

Total average separate account assets	$45,396	$39,391	15%

Total average managed assets	$321,997	$246,472	31%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2008	2007
Period-end assets	$9,921	$17,783	(44)%
Average assets	9,694	17,762	(45)%

Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2008	2007
Equity Funds
Beginning assets	$29,145	$28,666

Sales	1,602	1,469
Redemptions	(1,893)	(1,973)

Net redemptions	(291)	(504)
Net exchanges	(77)	(12)
Other[1]	(2,897)	566

Ending assets	$25,880	$28,716

Fixed-Income Funds
Beginning assets	$17,943	$18,113

Sales	1,818	1,224
Redemptions	(1,555)	(1,503)

Net sales (redemptions)	263	(279)
Net exchanges	53	2
Other[1]	80	197

Ending assets	$18,339	$18,033

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Equity and Fixed-Income Separate Account Assets

	Three Months Ended March 31,
(in millions)	2008	2007
Equity Separate Accounts
Beginning assets	$13,017	$12,228

Net customer flows[1]	(404)	225
Other[1]	(975)	167

Ending assets	$11,638	$12,620

Fixed-Income Separate Accounts
Beginning assets	$4,881	$4,789

Net customer flows[1]	59	236
Other[1]	137	103

Ending assets	$5,077	$5,128

[1]

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

Changes in Federated’s average asset mix period over period across both asset and product types have a direct impact on Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management fee rate than fixed-income or money market products. Likewise, mutual fund products typically earn a higher management fee rate than Separate Accounts. Additionally, Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the three months ended March 31:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2008	2007	2008	2007
By Asset Class
Money market assets	81%	74%	56%	48%
Equity assets	12%	17%	33%	40%
Fixed-income assets	7%	9%	10%	11%
Other activities	—	—	1%	1%
By Product Type
Mutual Funds:
Money market assets	72%	65%	56%	47%
Equity assets	8%	12%	29%	35%
Fixed-income assets	6%	7%	9%	11%
Separate Accounts:
Money market assets	9%	9%	0%	1%
Equity assets	4%	5%	4%	5%
Fixed-income assets	1%	2%	1%	0%
Other activities	—	—	1%	1%

The March 31, 2008 period-end managed assets increased 35% over period-end managed assets at March 31, 2007. Average managed assets for the three-month period ended March 31, 2008, increased 31% over average managed assets for the same period in 2007. Total money market assets at March 31, 2008 increased 49% as compared to March 31, 2007. Average money market assets increased 43% for the quarter ended March 31, 2008, as compared to the same period in 2007. These increases were largely due to investors’ increased concerns about risk and uncertainty in the financial markets and the Federal Reserve Bank interest rate cuts beginning in September 2007.

Period-end equity assets at March 31, 2008 decreased 9% as compared to March 31, 2007. Average equity assets for the three-month period ended March 31, 2008 decreased 6% as compared to the same period in 2007 primarily due to market depreciation. Period-end and average fixed-income assets for the three-month period ended March 31, 2008 both increased 1% as compared to the same periods in 2007.

Results of Operations

Revenue. Revenue for the three-month periods ended March 31 is set forth in the following table:

	Three Months Ended March 31,
(in millions)	2008	2007	Change	Percent Change
Revenue from managed assets	$302.7	$261.1	$41.6	16%
Revenue from sources other than managed assets	3.0	3.3	(0.3)	(9)%

Total revenue	$305.7	$264.4	$41.3	16%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Revenue from managed assets increased $41.6 million for the three-month period ended March 31, 2008 as compared to the same period in 2007 primarily due to a $47.9 million increase resulting from an increase in average money market managed assets and an increase of $2.3 million due to the impact of the leap year in 2008 compared to 2007. Federated voluntarily waived an additional $3.7 million in fund fee revenue in the first quarter 2008 as compared to the first quarter 2007 due to higher registration, custody and printing/postage expenses resulting from increased money market fund assets, changes in certain fund investment allocations and regulatory mailings. In addition, there was a decrease in revenue of $3.6 million due to a decrease in average equity assets under management and a decrease of $1.1 million due to a change in the mix of average fixed-income assets under management.

Operating Expenses. Operating expenses for the three-month periods ended March 31 are set forth in the following table:

	Three Months Ended March 31,
(in millions)	2008	2007	Change	Percent Change
Marketing and distribution	$107.6	$80.2	$27.4	34%
Compensation and related	61.5	54.2	7.3	13%
All other	45.6	46.2	(0.6)	(1)%

Total operating expenses	$214.7	$180.6	$34.1	19%

Total operating expenses for the three-month period ended March 31, 2008 increased $34.1 million compared to the same period in 2007. Marketing and distribution expense increased $27.4 million primarily due to a $24.6 million increase related to increased average money market managed assets. Compensation and related expense increased $7.3 million primarily due to a $5.9 million increase in incentive compensation.

Federated expects Marketing and distribution expense to continue to increase due to growth and the competitive nature of the mutual fund business. These increases may result from increases in and/or changes in the mix of assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer Federated’s products to their customers. Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. In the broker/dealer channel, Federated managed $86.8 billion in money market assets for various broker/dealer customers as of March 31, 2008. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers result in a significant portion of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher Marketing and distribution expense per dollar of revenue compared to other distribution channels.

Income Taxes. The income tax provision increased $3.0 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to higher income before income taxes. The effective tax rate was 37.9% for the three-month period ended March 31, 2008 as compared to 37.5% for the same period in 2007.

Net Income. Net income increased $4.1 million for the three-month period ended March 31, 2008, as compared to the same period of 2007 primarily as a result of the changes in revenues and expenses noted above. For the same periods of comparison, diluted earnings per share for net income increased $0.05 per diluted share, primarily from the impact of increased net income, as well as decreased weighted-average shares outstanding for the three months ended March 31, 2008, as compared to the same period of 2007.

Liquidity and Capital Resources

At March 31, 2008, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $208.9 million as compared to $173.4 million at December 31, 2007. As of March 31, 2008, Federated had $200 million available for borrowings under its credit facility and separately, a B-share funding arrangement with an independent third party (see Note (9) and Note (10) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $75.6 million for the three months ended March 31, 2008 as compared to $71.9 million for the same period in 2007. The increase of $3.7 million when comparing first quarter 2008

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

to the same period in 2007 was primarily due to a decrease of $5.6 million in net purchases of trading securities during the first quarter of 2008 as compared to the same period in 2007 and an increase in net income of $4.1 million during the first quarter of 2008 as compared to the same period in 2007 partially offset by timing differences of $4.9 million in the cash settlement of assets and liabilities.

Investing Activities. During the three-month period ended March 31, 2008, Federated generated $8.8 million from investing activities, which included $11.0 million from redemptions of securities available for sale, partially offset by $2.2 million in cash paid for property and equipment.

Financing Activities. During the three-month period ended March 31, 2008, Federated used $34.3 million for financing activities. Of this amount, Federated paid dividends in the first quarter of 2008 of $21.4 million or $0.21 per share to holders of its common shares. In addition, Payments on debt – nonrecourse of $11.0 million represents cash flows of related B-share fund assets applied to principal in the first quarter of 2008. See Note (10) to the Consolidated Financial Statements for more information on Nonrecourse debt.

Also during the first quarter of 2008, Federated paid $2.0 million to repurchase 0.1 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. As of March 31, 2008, Federated is authorized to repurchase an additional 3.9 million shares through December 31, 2008 under its current program.

On April 24, 2008, Federated’s board of directors declared a dividend of $0.24 per share, for shareholders of record on May 8, 2008, that is payable on May 15, 2008.

Financial Position

Prepaid expenses at March 31, 2008 decreased $7.3 million from December 31, 2007 primarily as a result of a decrease in prepaid taxes due to the required fourth quarter 2007 estimated tax payments being paid in December 2007, prior to the end of the fourth quarter, while the first quarter 2008 federal estimated tax payment is not required to be paid until April 2008, after the end of the first quarter.

Accrued compensation and benefits at March 31, 2008 decreased $51.3 million from December 31, 2007 primarily due to the annual 2007 accrued incentive compensation being paid in the first quarter 2008 ($69.8 million), including a one time $15 million payment to certain key employees responsible for investment management of the Federated Kaufmann products in connection with new individual employment contracts signed in the fourth quarter 2007, partially offset by one quarter of certain 2008 incentive compensation being recorded in the first quarter of 2008 ($17.8 million).

Accounts payable and accrued expenses – other at March 31, 2008 increased $12.9 million from December 31, 2007. Approximately $6 million of the increase relates to an accrual in the first quarter of 2008 for marketing and distribution payments, which was paid in April 2008 after the end of the first quarter, while the related fourth quarter 2007 payment was made in December 2007, prior to the end of the fourth quarter. The remaining increase primarily relates to increased marketing and distribution expense accruals related to increased average money market managed assets.

Income taxes payable at March 31, 2008 increased $22.4 million from December 31, 2007 due primarily to the accrual of the first quarter 2008 federal estimated tax, the payment of which was not required until April 2008. Income taxes payable at December 31, 2007 did not include an accrual for fourth quarter 2007 estimated taxes as they were paid in December 2007 as required.

Other current liabilities – other at March 31, 2008 increased $11.1 million from December 31, 2007 primarily due to an increase of $4.7 million related to the accrued contingent purchase price payment associated with the Alliance Acquisition (see Note (15)(a) to the Consolidated Financial Statements) as well as $3.3 million in insurance recoveries received in 2008 for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (15)(c) to the Consolidated Financial Statements). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

contingency until it is resolved. Also included in the increase at March 31, 2008, was an increase of $2.5 million related to the accrued contingent purchase price payment associated with the MDT Acquisition (see Note (15)(a) to the Consolidated Financial Statements).

Deferred sales commissions, net at March 31, 2008 decreased $9.9 million from December 31, 2007 and Long-term debt – nonrecourse at March 31, 2008 decreased $9.3 million from December 31, 2007 because in March 2007, pursuant to the terms of a new sales program with an independent third party, Federated began accounting for all new sales of its rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds as sales. At the same time, cash flows from financings prior to March 2007 are recorded, in large part, as a reduction to the nonrecourse debt and amortization of the deferred sales commission asset is recorded.

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in Federated MDTA LLC net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. As of March 31, 2008, a total of $4.3 million related to the second year’s contingent purchase price payment, which could total as much as $43.3 million, was accrued in Other current liabilities. This payment will be paid in the third quarter of 2008 and recorded as goodwill at the time the related contingency is resolved. The final contingent payment of up to $43.3 million is payable in the third quarter 2009 and will be recorded as additional goodwill at the time the contingency is resolved.

As part of the acquisition of the cash management business of Alliance Capital Management L.P., Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. At current asset levels, these payments would approximate $49 million over the remaining two-year period, which includes a $10 million lump-sum payment in 2010. As of March 31, 2008, $17.4 million was accrued in Other current liabilities – other, $16.2 million of which was paid in the second quarter of 2008, as mentioned above.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2008, $0.6 million related to the semi-annual contingent purchase price payments was accrued in Other current liabilities – other and $0.4 million was paid in the second quarter of 2008. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2008, excluding the impact of the incentive compensation opportunities related to the newly created Federated Kaufmann Large Cap Fund (the New Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $57 million, of which $2.0 million is payable in 2008 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the New Fund Bonus due to the negligible level of assets in that fund at March 31, 2008 and the wide range of possible growth-rate scenarios.

Pursuant to other acquisition agreements or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the quarters ended March 31, 2008 and 2007, these fee reductions were approximately $1 million.

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

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits, as well as the timing of settlements, judgments or other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the quarters ended March 31, 2008 and 2007 reflect $1.8 million and $1.2 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying any potential future debt obligations and funding property and equipment acquisitions, including computer-related software and hardware. As a result of recently adopted regulations and requests for information from regulatory authorities, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at March 31, 2008, management believes Federated may borrow under its credit facility within the next twelve months. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current revolving credit facility, the current B-share funding arrangement and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Federated signed a definitive agreement with an independent financial institution, effective March 1, 2007, to continue funding B-share sales commissions through December 31, 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Recent Accounting Pronouncements

SFAS 141(R) – In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt FAS 141(R) prospectively, as required by the standard, and is currently evaluating the impact SFAS 141(R) will have on Federated’s future business combinations.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively. Management is currently evaluating the impact SFAS 160 will have on Federated’s financial position and results of operations.

SFAS 157 and FSP SFAS 157-2 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB issued a FASB Staff Position (FSP) to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis on January 1, 2008. Management continues to evaluate the impact this statement will have on the Consolidated Financial Statements once its provisions are adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2007, management believes that its policies regarding accounting for VIE consolidation, intangible assets, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2007 for detail on these policies.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 147 managed funds, 91 are sold without a sales commission.

A significant portion of Federated’s revenue is derived from providing mutual funds to the wealth management and trust market, comprising approximately 1,500 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by the general consolidation occurring in the banking industry, as well as regulatory changes.

Potential Adverse Effects of Changes in our Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Two intermediary customers [Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation, including Pershing (a subsidiary of the Bank of New York Mellon Corporation) and other assets from the Bank of New York Mellon Corporation] accounted for a total of approximately 13% and 17%, respectively, of Federated’s total revenue for the three months ended March 31, 2008. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and such costs could continue to rise. Higher distribution costs reduce Federated’s operating and net income.

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

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 56% and 10% of Federated’s revenue in the first three months of 2008 was from managed assets in money market and fixed-income products, respectively. These assets are largely from institutional investors. In a rising short-term interest rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products. Federated has been actively diversifying its products to expand its managed assets in equity products, which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 15% of Federated’s total revenue for the first three months of 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). Sustained poor performance in this fund could have a material adverse effect on Federated’s results of operations.

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

Operational Risks. Operational risks include, but are not limited to, improper or unauthorized execution and processing of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in our internal control processes and noncompliance with regulatory requirements. Management relies on its employees and systems to comply with established procedures, controls and regulatory requirements. Breakdown or improper use of systems, human error or improper action by employees, or noncompliance with regulatory rules could cause significant adverse effects on Federated’s reputation, financial position, results of operations and/or liquidity.

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

Various executives, investment, sales and other key personnel now own restricted stock and hold stock options subject to vesting periods of up to ten years from the date acquired or awarded and to provisions that require resale or forfeiture to Federated in certain circumstances upon termination of employment. In addition, certain of these employees are employed under contracts which require periodic review of compensation and contain restrictive covenants with regard to divulging confidential information and engaging in competitive enterprises.

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

Adverse Effects of Rising Costs of Risk Management. Since 2001, expenses related to risk management have increased and management expects these costs to be significant going forward. As a result of a heightened regulatory environment, management anticipates that expenditures for risk management personnel, risk management systems and related professional and consulting fees may continue to increase. Insurance coverage for significant risks may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose Federated to additional cost through the assumption of higher deductibles, and co-insurance liability and/or lower coverage levels. Higher insurance costs, incurred deductibles and lower coverage levels may reduce Federated’s operating and net income.

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

Potential Adverse Effects of Reputational Harm. Any material losses in client or shareholder confidence in Federated or in the mutual fund industry as a result of pending litigation, previously settled governmental inquiries or other matters could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues.

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with the funds that, as required by law, are terminable upon 60 days notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board of directors or trustees, including disinterested members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on Federated. As required by the Investment Company Act of 1940, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these agreements.

Under the terms of the settlement agreement with the SEC and NYAG, a Federated investment advisory subsidiary may not serve as investment adviser to any registered investment company unless: (1) at least 75% of the fund’s directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; (3) no action may be taken by the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

fund’s board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (4) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.

Potential Adverse Effects of Unpredictible Events. Unpredictable events, including natural disaster, technology failure, pandemic, war and terrorist attack, could adversely impact our ability to conduct business. Such events could cause disruptions in economic conditions, system interruption, loss of life or unavailability of personnel. As such, there can be no assurance that unpredictable events, or the costs to address such events, would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

In the normal course of its business, Federated is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Market Risk - Investments. Federated’s short-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At March 31, 2008, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($5.0 million) and primarily investment-grade debt securities held by certain sponsored products ($1.0 million). Management considered a hypothetical 100 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. At March 31, 2008, Federated was exposed to price risk as a result of its $9.6 million investment primarily in sponsored fluctuating-value mutual funds. Management considered a hypothetical 10% fluctuation in market value and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the registrant in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (15)(c) and Note (15)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 1A. Risk Factors

(Unaudited)

A complete listing of Federated’s risk factors is included herein under the section entitled “Risk Factors” under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	0	$0	0	3,925,719
February[2]	38,184	27.66	25,000	3,900,719
March[2]	30,500	32.85	25,000	3,875,719

Total	68,684	$29.96	50,000	3,875,719

[1]

Federated’s current share repurchase program was announced in July 2006, whereby the board of directors authorized management to purchase up to 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans exist as of March 31, 2008.

[2]

13,184 shares purchased in February with a weighted-average price of $2.94 and 5,500 shares purchased in March with a weighted-average price of $3.00 represent shares of restricted stock repurchased due to employee separations.

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

Federated Investors, Inc.
(Registrant)

Date April 29, 2008	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date April 29, 2008	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer