Form 10-Q
period 2008-06-30
FEDERATED INVESTORS INC /PA/
filed 2008-07-28
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 23, 2008, the Registrant had outstanding 9,000 shares of Class A Common Stock and 100,997,196 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and the likelihood of borrowing under Federated’s credit facility; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; final purchase price allocations relating to the Rochdale transaction; insurance recoveries; money market fund holdings in a structured investment vehicle and the various items set forth under the section entitled “Risk Factors” constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s business mix, which may cause a decline in revenues and net income. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds associated with holding securities of a structured investment vehicle and revenue risk, which will be affected by changes in market values of assets under management and may be affected by changing interest rates. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled “Risk Factors” herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$141,027	$120,350
Investments	13,994	25,921
Receivables – affiliates	20,335	24,639
Receivables – other, net of reserve of $316 and $143, respectively	3,553	2,454
Accrued revenue – affiliates	2,972	3,353
Accrued revenue – other	10,987	6,823
Prepaid expenses	18,916	14,618
Other current assets	11,236	8,133

Total current assets	223,020	206,291

Long-Term Assets
Goodwill	499,639	454,586
Customer-relationship intangible assets, net	63,275	71,821
Other intangible assets, net	7,438	8,196
Deferred sales commissions, net of accumulated amortization of $379,214 and $372,588, respectively	45,373	64,227
Property and equipment, net of accumulated depreciation of $37,686 and $35,377, respectively	29,014	25,873
Other long-term assets	9,550	9,977

Total long-term assets	654,289	634,680

Total assets	$877,309	$840,971

Current Liabilities
Accrued compensation and benefits	$38,136	$74,227
Accounts payable and accrued expenses – affiliates	3,050	2,817
Accounts payable and accrued expenses – other	69,940	56,166
Income taxes payable	992	420
Other current liabilities – affiliates	10,735	82
Other current liabilities – other	54,323	30,859

Total current liabilities	177,176	164,571

Long-Term Liabilities
Long-term debt – nonrecourse	44,816	62,701
Long-term deferred tax liability, net	33,328	27,097
Other long-term liabilities – affiliates	1,741	1,701
Other long-term liabilities – other	6,215	7,314

Total long-term liabilities	86,100	98,813

Total liabilities	263,276	263,384

Minority interest	1,353	3,572

Commitments and contingencies (Note (16))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	184,906	176,700
Additional paid-in capital from treasury stock transactions	215	679
Retained earnings	1,255,178	1,189,516
Treasury stock, at cost, 28,582,651 and 27,755,886 shares Class B common stock, respectively	(828,692)	(793,948)
Accumulated other comprehensive income, net of tax	884	879

Total shareholders’ equity	612,680	574,015

Total liabilities, minority interest, and shareholders’ equity	$877,309	$840,971

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Investment advisory fees, net-affiliates	$181,991	$160,809	$360,210	$314,849
Investment advisory fees, net-other	16,059	16,572	32,835	31,709
Administrative service fees, net-affiliates	53,562	39,829	104,277	77,766
Administrative service fees, net-other	873	1,379	1,738	2,733
Other service fees, net-affiliates	55,050	54,674	110,889	107,260
Other service fees, net-other	1,664	1,825	3,542	3,606
Other, net	1,107	1,442	2,508	3,021

Total revenue	310,306	276,530	615,999	540,944

Operating Expenses
Marketing and distribution	110,430	87,288	218,057	167,490
Compensation and related	59,022	51,552	120,485	105,737
Professional service fees	11,501	9,310	20,098	16,948
Office and occupancy	6,336	5,325	12,447	10,840
Systems and communications	5,998	5,851	11,931	11,713
Advertising and promotional	4,032	4,241	7,708	7,137
Travel and related	4,012	3,706	6,937	6,444
Amortization of deferred sales commissions	8,801	12,074	18,162	24,332
Amortization of intangible assets	4,559	4,602	9,304	10,126
Other	4,402	3,699	8,713	7,511

Total operating expenses	219,093	187,648	433,842	368,278

Operating income	91,213	88,882	182,157	172,666

Nonoperating Income (Expenses)
Dividend income	1,022	1,357	2,514	2,995
Interest income	77	248	186	478
(Loss) gain on securities, net	(202)	52	(525)	178
Debt expense – recourse	(108)	(87)	(204)	(181)
Debt expense – nonrecourse	(737)	(1,360)	(1,610)	(2,858)
Other, net	(155)	5	(204)	5

Total nonoperating (expenses) income, net	(103)	215	157	617

Income from continuing operations before minority interest and income taxes	91,110	89,097	182,314	173,283
Minority interest	2,020	1,399	3,406	2,776

Income from continuing operations before income taxes	89,090	87,698	178,908	170,507
Income tax provision	33,873	32,421	67,873	63,467

Income from continuing operations	55,217	55,277	111,035	107,040
Discontinued operations, net of tax	2,808	0	2,808	0

Net income	$58,025	$55,277	$113,843	$107,040

Earnings per share – Basic
Income from continuing operations	$0.56	$0.55	$1.12	$1.05
Income from discontinued operations	0.03	0.00	0.03	0.00

Net income[1]	$0.58	$0.55	$1.14	$1.05

Earnings per share – Diluted
Income from continuing operations	$0.55	$0.54	$1.10	$1.04
Income from discontinued operations	0.03	0.00	0.03	0.00

Net income[1]	$0.58	$0.54	$1.12	$1.04

Cash dividends per share	$0.24	$0.21	$0.45	$0.39

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended June 30,	2008	2007
Operating Activities
Net income	$113,843	$107,040
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	18,162	24,332
Depreciation and other amortization	12,162	12,529
Share-based compensation expense	7,265	6,261
Minority interest	3,406	2,776
Gain on disposal of assets	(172)	(266)
Provision (benefit) for deferred income taxes	2,323	(970)
Tax benefit from share-based compensation	1,193	4,238
Excess tax benefits from share-based compensation	(1,149)	(3,239)
Net purchases of trading securities	(2,157)	(7,976)
Deferred sales commissions paid	(7,114)	(9,609)
Contingent deferred sales charges received	4,290	6,417
Proceeds from sale of certain B-share-related future revenue	3,659	2,781
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	2,115	(1,863)
Increase in prepaid expenses and other assets	(6,987)	(5,056)
Decrease in accounts payable and accrued expenses	(20,744)	(6,334)
Increase in income taxes payable	1,163	840
Increase in other liabilities	4,520	3,162

Net cash provided by operating activities	135,778	135,063

Investing Activities
Cash paid for business acquisitions and minority interest investments	(16,666)	(31,404)
Additions to property and equipment	(4,334)	(2,166)
Purchases of securities available for sale	(7)	(2,008)
Proceeds from redemptions of securities available for sale	11,035	997
Decrease in restricted cash equivalents	0	29

Net cash used by investing activities	(9,972)	(34,552)

Financing Activities
Purchases of treasury stock	(39,287)	(53,489)
Distributions to minority interest	(2,513)	(2,911)
Contributions from minority interest	133	2,309
Dividends paid	(45,821)	(40,285)
Proceeds from shareholders for share-based compensation	1,395	1,743
Excess tax benefits from share-based compensation	1,149	3,239
Proceeds from new borrowings – nonrecourse	803	3,426
Payments on debt – nonrecourse	(20,944)	(27,682)
Other financing activities	(44)	(115)

Net cash used by financing activities	(105,129)	(113,765)

Net increase (decrease) in cash and cash equivalents	20,677	(13,254)
Cash and cash equivalents, beginning of period	120,350	118,721

Cash and cash equivalents, end of period	$141,027	$105,467

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The interim consolidated financial statements of Federated Investors, Inc. and its subsidiaries (collectively, Federated) included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

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

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the total net assets of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note 16(c))) or to meet contractual requirements. Federated waived fees of $111.5 million and $214.9 million for the three- and six-month periods ended June 30, 2008, respectively, and $82.4 million and $158.6 million, respectively, for the same periods of 2007, nearly all of which was for competitive reasons. The increase in the first half of 2008 as compared to the first half of 2007 was primarily due to an increase in money market assets.

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

(3) Recent Accounting Pronouncements

FSP EITF 03-06-1 – In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. Management is currently evaluating the impact the FSP will have on Federated’s calculation and presentation of EPS.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management is currently evaluating the impact, if any, this new standard may have on Federated’s financial position and results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

FSP FAS 142-3 – In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management is currently evaluating the impact, if any, the FSP may have on Federated’s financial position and results of operations.

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and is currently evaluating the impact SFAS 141(R) will have on the accounting for Federated’s future business combinations.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively. Management is currently evaluating the impact SFAS 160 will have on Federated’s financial position and results of operations.

SFAS 157 and FSP SFAS 157-2 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB issued an FSP to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis on January 1, 2008. Management continues to evaluate the impact this statement will have on the Consolidated Financial Statements once its provisions are adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

(4) Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Acquisition – In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the $366 million of assets in the Rochdale Atlas Portfolio were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. Federated paid $5.75 million of upfront purchase price in August 2007, and as of June 30, 2008, incurred approximately $1 million in transaction costs. As a result of the transaction, Federated recorded a customer relationship intangible asset and goodwill based upon preliminary valuation estimates. Although the preliminary valuation estimates are reflected in the Consolidated Financial Statements as of and for the periods ended June 30, 2008 and December 31, 2007, the final purchase price allocation may result in adjustments to these preliminary estimates and such adjustments may be material. See Note (16)(a) for information on contingent payments related to this acquisition.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Dix Hills Investment – In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments that could be paid annually based on growth in Dix Hills’ cash earnings for each of the next two anniversary years. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.

For detail on other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings during 2006. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration totaling $7.7 million and is expected to receive contingent consideration estimated at $4.8 million in the third quarter of 2008. The contingent consideration was earned in the second quarter 2008 and was calculated as a percentage of Matrix’s estimated second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business. This contingent payment was recorded in Accrued revenue – other and was included, net of tax, as income from discontinued operations for the three and six months ended June 30, 2008.

(6) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended June 30, 2008 and December 31, 2007, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. At June 30, 2008, the aggregate assets and debt of the products Federated consolidated were $7.1 million and $0.9 million, respectively, and Federated recorded $1.0 million to Minority interest on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

(7) Fair Value Measurements

On January 1, 2008, Federated adopted the provisions of SFAS 157 for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. SFAS 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Federated’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires Federated to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Federated’s available-for-sale securities include investments in fluctuating-value mutual funds. Federated’s trading securities primarily represent investments in equities and investment-grade debt instruments as a result of the consolidation of certain products when Federated is deemed to have a controlling financial interest. These financial assets are classified as current on the balance sheet.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The following table presents fair value measurements at June 30, 2008 for major categories of Federated’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
(in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$6,081	$—	$—	$6,081
Trading securities	4,233	3,680	—	7,913

Total investments	$10,314	$3,680	$—	$13,994

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2008. At June 30, 2008, Federated held financial liabilities of $0.5 million measured at fair value on a recurring basis. These liabilities were classified as short-term and the fair value was determined using quoted prices (Level 1). In addition, Federated did not hold any nonfinancial assets or liabilities recognized or disclosed on a recurring basis during the six-month period ended June 30, 2008.

(8) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	June 30, 2008			December 31, 2007
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationships[1]	$143,420	$(80,145)	$63,275	$143,420	$(71,599)	$71,821
Noncompete agreements[2]	11,396	(3,958)	7,438	11,396	(3,200)	8,196

Total identifiable intangible assets[3]	$154,816	$(84,103)	$70,713	$154,816	$(74,799)	$80,017

[1]	Weighted average amortization period of 9.6 years as of June 30, 2008
[2]	Weighted average amortization period of 7.6 years as of June 30, 2008
[3]	Weighted average amortization period of 9.5 years as of June 30, 2008

Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2008 was $4.6 million and $9.3 million, respectively, and $4.6 million and $10.1 million, respectively, for the same periods of 2007.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2008	$18,166
2009	$16,600
2010	$15,544
2011	$9,352
2012	$6,045

Goodwill at June 30, 2008 and December 31, 2007 was $499.6 million and $454.6 million, respectively. During the first half of 2008, Federated recorded goodwill primarily in connection with the acquisition of MDTA LLC (MDT Acquisition) ($35.8 million) and the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($8.3 million). See Note (16)(a) for additional information.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Other Current Liabilities

Federated’s Other current liabilities – affiliates at June 30, 2008 included $10.7 million related to the contingent purchase price payment of the MDT Acquisition that will be paid in the third quarter 2008.

Federated’s Other current liabilities – other at June 30, 2008 included $25.1 million and $4.7 million related to contingent purchase price payments of the MDT Acquisition and Alliance Acquisition, respectively. Also included at June 30, 2008 was $15.9 million related to an insurance recovery for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (16)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities – other at December 31, 2007 included $12.7 million related to contingent purchase price payments for the Alliance Acquisition, which was paid in the second quarter of 2008, and $10.7 million related to the aforementioned insurance recovery.

(10) Recourse Debt

As of and for the six months ended June 30, 2008, Federated had no borrowings against its $200 million revolving credit facility.

(11) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Deferred sales commissions on B-shares, net	$42,737	$61,472
Other deferred sales commissions, net	2,636	2,755

Deferred sales commissions, net	$45,373	$64,227

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Remaining Amortization Period at June 30, 2008	June 30, 2008	December 31, 2007
	2008[1]	2007[2]
Financings between April 1997 and September 2000	8.60%	8.60%	0.3 years	$295	$1,799
Financings between October 2000 and December 2003	4.75%	4.75%	3.6 years	16,127	26,706
Financings between January 2004 and February 2007	6.42%	6.30%	6.8 years	26,914	34,803
Financings between March 2007 and June 2008	6.07%	7.10%	8.1 years	1,775	1,192

Total debt – nonrecourse				$45,111	$64,500

[1]	As of June 30, 2008
[2]	As of December 31, 2007

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(12) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2008, Federated awarded 221,051 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

(b) Stock Options

During the second quarter of 2008, Federated awarded 12,000 fully vested stock options to independent directors. During the first six months of 2008, 89,308 employee stock options were exercised and the resulting shares were issued out of treasury.

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Numerator
Income from continuing operations	$55,217	$55,277	$111,035	$107,040
Income from discontinued operations	2,808	0	2,808	0

Net income	$58,025	$55,277	$113,843	$107,040

Denominator
Basic weighted-average shares outstanding	99,347	101,332	99,580	101,621
Dilutive potential shares from share-based compensation	1,501	1,762	1,743	1,728

Diluted weighted-average shares outstanding	100,848	103,094	101,323	103,349

Earnings per share – Basic
Income from continuing operations	$0.56	$0.55	$1.12	$1.05
Income from discontinued operations	0.03	0.00	0.03	0.00

Net income[1]	$0.58	$0.55	$1.14	$1.05

Earnings per share – Diluted
Income from continuing operations	$0.55	$0.54	$1.10	$1.04
Income from discontinued operations	0.03	0.00	0.03	0.00

Net income[1]	$0.58	$0.54	$1.12	$1.04

[1]	Totals may not sum due to rounding.

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the three- and six-month periods ended June 30, 2008, 0.6 million and 0.3 million share-

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and six-month periods ended June 30, 2007, no share-based awards and 0.5 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. Under the treasury stock method, in the event the awards become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(14) Comprehensive Income

Comprehensive income was $58.0 million and $113.8 million for the three- and six-month periods ended June 30, 2008, respectively, and $55.3 million and $107.1 million, respectively, for the same periods of 2007.

(15) Concentration Risk

In terms of revenue concentration by product, approximately 14% and 15%, respectively, of Federated’s total revenue for the three and six months ended June 30, 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). In addition, in terms of revenue concentration by customer, two intermediary customers [Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation, including Pershing (a subsidiary of the Bank of New York Mellon Corporation) and other assets from the Bank of New York Mellon Corporation] accounted for a total of approximately 13% and 17%, respectively, of Federated’s total revenue for both the second quarter 2008 and the first half of 2008. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers, including changes which may result from the Bank of New York Mellon Corporation’s post-merger integration, could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding significant reductions to Marketing and distribution expenses associated with such intermediaries.

(16) Commitments and Contingencies

(a) Contractual

As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in Federated MDTA LLC net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. As of June 30, 2008, Federated could pay an additional $86.6 million as additional purchase price, of which $35.8 million of a total possible $43.3 million second annual contingent purchase price payment was accrued in Other current liabilities and recorded as Goodwill. The second annual contingent purchase price payment will be made in the third quarter of 2008 and, to the extent the actual payment exceeds the $35.8 million accrued as of June 30, 2008, additional goodwill will be recorded. The final contingent purchase price payment is payable in the third quarter 2009 and will be recorded as additional goodwill at the time the contingency is resolved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. At current asset levels, these payments would approximate $46 million over the remaining two-year period, which includes a $10 million lump-sum payment in 2010. As of June 30, 2008, $4.7 million was accrued in Other current liabilities – other and recorded as Goodwill. This contingent payment is expected to be made in the second quarter of 2009.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2008, $0.8 million related to the second semi-annual contingent purchase price payment was accrued in Other current liabilities—other and is expected to be paid in the fourth quarter of 2008. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2008, excluding the impact of the incentive compensation opportunities related to the newly created Federated Kaufmann Large Cap Fund (the New Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $57 million, of which $2.0 million is payable in 2008 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the New Fund Bonus due to the low level of assets in that fund at June 30, 2008 and the wide range of possible growth-rate scenarios.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the six months ended June 30, 2008 and 2007, these fee reductions were approximately $2 million.

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

The seven excessive fee cases were originally filed in five different federal courts and one state court. All six of the federal cases are now consolidated and pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these recent lawsuits and future potential similar suits, as well as the timing of settlements, judgments or

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the six-month periods ended June 30, 2008 and 2007 reflect $4.8 million and $2.5 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

(17) Subsequent Events

On July 14, 2008, Federated reached a definitive agreement to acquire certain assets of David W. Tice & Associates LLC that relate to the management of the $1.2 billion Prudent Bear Fund and the $507 million Prudent Global Income Fund (the Prudent Bear Funds). In connection with the agreement, Federated will re-brand the Prudent Bear Funds as the newly created Federated Prudent Bear Fund and the Federated Prudent Global Income Fund. The transaction has been approved by the Board of Directors of Federated and the owner of David W. Tice and Associates LLC, but is still subject to customary closing conditions and is subject to the approvals of the Board of Trustees of the Federated mutual funds, the Board of Directors of the Prudent Bear Funds and the Prudent Bear Funds’ shareholders.

The purchase price for the transaction includes a $43.0 million initial cash payment and future contingent cash payments of up to $99.5 million over the next four years based on certain revenue growth targets. The sale is expected to close in the fourth quarter of 2008. The agreement includes customary representations, warranties and covenants, including certain covenants relating to non-competition and non-solicitation made by David W. Tice & Associates LLC.

On July 24, 2008, the board of directors declared a dividend of $0.24 per share to be paid on August 15, 2008, to shareholders of record as of August 8, 2008.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $333.5 billion in managed assets as of June 30, 2008. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, Separate Accounts (which includes separately managed accounts, institutional accounts, sub-advised funds (both variable annuity and other) and other managed products), in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at June 30, 2008 attributable to such markets are as follows: wealth management and trust (49%), broker/dealer (35%) and global institutional (12%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note (16)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

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

Sigma Finance – Sigma Finance (Sigma) is an unaffiliated U.K.-based limited purpose finance company commonly referred to as a structured investment vehicle (SIV). The elevated volatility and disruptions in the credit markets have generally caused liquidity issues for SIVs. On April 4, 2008, Moody’s downgraded the short-term rating of Sigma from P-1 to P-2 and the long-term rating from Aaa to A2, with each rating on review for further downgrade. On April 7, 2008, S&P reaffirmed Sigma’s short-term rating at A1+ and downgraded the long-term rating from AAA to AA, each on negative watch. As of June 30, 2008, certain of Federated’s money market products held $0.5 billion in the senior debt of Sigma that matures in various installments through August 18, 2008. Sigma continues to pay its debts as they mature and most recently, the aforementioned money market products received an additional $0.1 billion from Sigma for debt that matured on July 21, 2008. Based on Federated’s analysis of Sigma including an assessment of the quality of the underlying assets that are collateral for the debt issued by Sigma, Federated has determined that these securities continue to meet the Rule 2a-7 rules governing eligibility for money market funds, including the rule that money market fund holdings present ‘minimal credit risk’. Federated regularly monitors the ongoing performance and liquidity of Sigma, and currently does not anticipate that its money market funds will face any significant liquidity or credit issues as a result of their exposure to Sigma.

Business Combinations, Acquisitions and Minority Interest Investments

Rochdale Investment Management LLC. In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the $366 million of assets in the Rochdale Atlas Portfolio were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. Federated paid $5.75 million of upfront purchase price in August 2007, and as of June 30, 2008, incurred approximately $1 million in transaction costs. As a result of the transaction, Federated recorded a customer relationship intangible asset and goodwill based upon preliminary valuation estimates. Although the preliminary valuation estimates are reflected in the Consolidated Financial Statements as of and for the periods ended June 30, 2008 and December 31, 2007, the final purchase price allocation may result in adjustments to these preliminary estimates and such adjustments may be material. See Note (16)(a) to the Consolidated Financial Statements for information on contingent payments related to this acquisition.

Dix Hills. In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the next two anniversary years. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.

Dispositions

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix), one of the leading providers of mutual fund clearing and settlement processing for banks, trust companies and 401(k) providers. The sale was completed over a series of closings during 2006. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration totaling $7.7 million and is expected to receive contingent consideration

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

estimated at $4.8 million in the third quarter of 2008. The contingent consideration was earned in the second quarter 2008 and was calculated as a percentage of Matrix’s estimated second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business. This contingent payment was recorded in Accrued revenue – other and was included, net of tax, as income from discontinued operations for the three and six months ended June 30, 2008.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2008	2007
By Asset Class
Money market	$271,131	$193,362	40%
Equity	37,281	43,344	(14)%
Fixed-income	25,072	22,970	9%

Total managed assets	$333,484	$259,676	28%

By Product Type
Mutual Funds:
Money market	$240,646	$172,430	40%
Equity	25,569	30,026	(15)%
Fixed-income	19,065	17,769	7%

Total mutual fund assets	$285,280	$220,225	30%

Separate Accounts:
Money market	$30,485	$20,932	46%
Equity	11,712	13,318	(12)%
Fixed-income	6,007	5,201	15%

Total separate account assets	$48,204	$39,451	22%

Total managed assets	$333,484	$259,676	28%

Average Managed Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2008	2007		2008	2007
By Asset Class
Money market	$279,776	$189,917	47%	$270,041	$186,135	45%
Equity	38,974	43,031	(9)%	38,723	42,075	(8)%
Fixed-income	24,525	23,109	6%	23,872	23,056	4%

Total average managed assets	$343,275	$256,057	34%	$332,636	$251,266	32%

By Product Type
Mutual Funds:
Money market	$246,868	$168,253	47%	$239,294	$164,290	46%
Equity	26,762	29,866	(10)%	26,729	29,305	(9)%
Fixed-income	18,672	17,942	4%	18,429	17,978	3%

Total average mutual fund assets	$292,302	$216,061	35%	$284,452	$211,573	34%

Separate Accounts:
Money market	$32,908	$21,664	52%	$30,747	$21,845	41%
Equity	12,212	13,165	(7)%	11,994	12,770	(6)%
Fixed-income	5,853	5,167	13%	5,443	5,078	7%

Total average separate account assets	$50,973	$39,996	27%	$48,184	$39,693	21%

Total average managed assets	$343,275	$256,057	34%	$332,636	$251,266	32%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2008	2007		2008	2007
Period-end assets	$8,886	$17,986	(51)%	$8,886	$17,986	(51)%
Average assets	9,781	17,701	(45)%	9,737	17,732	(45)%

Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Equity Funds
Beginning assets	$25,880	$28,716	$29,145	$28,666

Sales	1,347	1,402	2,949	2,871
Redemptions	(1,529)	(1,839)	(3,422)	(3,812)

Net redemptions	(182)	(437)	(473)	(941)
Net exchanges	(18)	(20)	(95)	(32)
Acquisition-related	42	0	42	0
Other[1]	(153)	1,767	(3,050)	2,333

Ending assets	$25,569	$30,026	$25,569	$30,026

Fixed-Income Funds
Beginning assets	$18,339	$18,033	$17,943	$18,113

Sales	2,337	1,256	4,155	2,480
Redemptions	(1,530)	(1,391)	(3,085)	(2,894)

Net sales (redemptions)	807	(135)	1,070	(414)
Net exchanges	1	(5)	54	(3)
Other[1]	(82)	(124)	(2)	73

Ending assets	$19,065	$17,769	$19,065	$17,769

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Equity and Fixed-Income Separate Account Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Equity Separate Accounts
Beginning assets	$11,638	$12,620	$13,017	$12,228

Net customer flows	209	197	(195)	422
Other*	(135)	501	(1,110)	668

Ending assets	$11,712	$13,318	$11,712	$13,318

Fixed-Income Separate Accounts
Beginning assets	$5,077	$5,128	$4,881	$4,789

Net customer flows	1,076	54	1,135	290
Other*	(146)	19	(9)	122

Ending assets	$6,007	$5,201	$6,007	$5,201

*	For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Other. Other includes the approximate effect of changes in the market value of securities held in the portfolios, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

products generally have a higher management fee rate than fixed-income or money market products. Likewise, mutual fund products typically earn a higher management fee rate than Separate Accounts. Additionally, certain components of Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the six months ended June 30:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2008	2007	2008	2007
By Asset Class
Money market assets	81%	74%	57%	48%
Equity assets	12%	17%	32%	40%
Fixed-income assets	7%	9%	10%	11%
Other activities	—	—	1%	1%

By Product Type
Mutual Funds:
Money market assets	72%	65%	57%	48%
Equity assets	8%	12%	28%	35%
Fixed-income assets	6%	7%	9%	10%
Separate Accounts:
Money market assets	9%	9%	0%	0%
Equity assets	4%	5%	4%	5%
Fixed-income assets	1%	2%	1%	1%
Other activities	—	—	1%	1%

Total managed assets represent the balance of assets under management at a point in time. By contrast, average managed assets represent the average balance of assets under management during a period of time. Because substantially all revenue and certain components of Marketing and distribution expense are generally calculated daily based on assets under management, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period.

The June 30, 2008 period-end managed assets increased 28% over period-end managed assets at June 30, 2007. Average managed assets for the three- and six-month periods ended June 30, 2008, increased 34% and 32%, respectively, over average managed assets for the same periods in 2007. Total money market assets at June 30, 2008 increased 40% as compared to the same period in 2007. Average money market assets increased 47% and 45% for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. These increases were largely due to investors’ increased concerns about risk and uncertainty in the financial markets and the Federal Reserve Bank interest rate cuts beginning in September 2007.

Period-end equity assets at June 30, 2008 decreased 14% as compared to June 30, 2007. Average equity assets for the three- and six-month periods ended June 30, 2008 decreased 9% and 8%, respectively, as compared to the same periods in 2007 primarily due to market depreciation. Period-end fixed-income assets at June 30, 2008 increased 9% as compared to June 30, 2007. Average fixed-income assets for the three- and six-month periods ended June 30, 2008, increased 6% and 4%, respectively, as compared to the same periods last year primarily due to positive net sales.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and six-month periods ended June 30 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2008	2007	Change	Percent Change	2008	2007	Change	Percent Change
Revenue from managed assets	$307.6	$273.2	$34.4	13%	$610.2	$534.3	$75.9	14%

Revenue from sources other than managed assets	2.7	3.3	(0.6)	(18)%	5.8	6.6	(0.8)	(12)%

Total revenue	$310.3	$276.5	$33.8	12%	$616.0	$540.9	$75.1	14%

Revenue from managed assets increased $34.4 million for the three-month period ended June 30, 2008 as compared to the same period in 2007 primarily due to a $48.3 million increase resulting from an increase in average money market managed assets in 2008 compared to 2007. This increase was partially offset by a decrease in revenue of $9.9 million due to a decrease in average equity assets under management and a decrease of $0.8 million due to a change in the mix of average fixed-income assets under management.

Revenue from managed assets increased $75.9 million for the six-month period ended June 30, 2008 as compared to the same period in 2007 primarily due to a $95.8 million increase resulting from an increase in average money market managed assets. This increase was partially offset by the following: (1) a decrease in revenue of $13.5 million due to a decrease in average equity assets under management, (2) an additional $4.7 million in voluntary waivers of fund fee revenue in the first half of 2008 as compared to the first half of 2007 for competitive reasons, and (3) a decrease of $1.9 million due to a change in the mix of average fixed-income assets under management.

Operating Expenses. Operating expenses for the three- and six-month periods ended June 30 are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2008	2007	Change	Percent Change	2008	2007	Change	Percent Change
Marketing and distribution	$110.4	$87.3	$23.1	26%	$218.1	$167.5	$50.6	30%
Compensation and related	59.0	51.6	7.4	14%	120.5	105.7	14.8	14%
All other	49.7	48.7	1.0	2%	95.2	95.1	0.1	0%

Total operating expenses	$219.1	$187.6	$31.5	17%	$433.8	$368.3	$65.5	18%

Total operating expenses for the three-month period ended June 30, 2008 increased $31.5 million compared to the same period in 2007. Marketing and distribution expense increased $23.1 million primarily due to increased average money market managed assets in the quarter ending June 30, 2008 as compared to the same period in 2007. Compensation and related expense increased $7.4 million primarily due to a $4.1 million increase in incentive compensation and a $1.9 million increase in regular pay primarily attributable to annual merit adjustments and higher staffing levels.

Total operating expenses for the six-month period ended June 30, 2008 increased $65.5 million compared to the same period in 2007. Marketing and distribution expense increased $50.6 million primarily due to increased average money market managed assets in the first half of 2008 as compared to the same period in 2007. Compensation and related expense increased $14.8 million in the first half of 2008 as compared to the same period in 2007 primarily due to a $9.9 million increase in incentive compensation and a $3.4 million increase in regular pay primarily attributable to annual merit adjustments and higher staffing levels.

Federated expects Marketing and distribution expense to continue to increase due to growth and the competitive nature of the mutual fund business. These increases have historically resulted from increases in and/or changes in the mix of assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer Federated’s products to their customers. Marketing and distribution expense can vary depending upon the asset type,

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

distribution channel and/or the size of the customer relationship. In the broker/dealer channel, Federated managed $84.0 billion in money market assets for various broker/dealer customers as of June 30, 2008 as compared to $69.7 billion as of June 30, 2007. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers result in a significant portion of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher Marketing and distribution expense per dollar of revenue compared to other distribution channels.

Income Taxes on Continuing Operations. The income tax provision for continuing operations increased $1.5 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to an increased effective state tax rate ($0.6 million) and higher income from continuing operations before income taxes ($0.5 million). The effective tax rate was 38.0% for the three-month period ended June 30, 2008 as compared to 37.0% for the same period in 2007.

The income tax provision for continuing operations increased $4.4 million for the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to higher income from continuing operations before income taxes ($2.9 million) and an increased effective state tax rate ($1.2 million). The effective tax rate was 37.9% for the six-month period ended June 30, 2008 as compared to 37.2% for the same period in 2007.

Income from Continuing Operations. Income from continuing operations remained flat for the three-month period ended June 30, 2008 and increased $4.0 million for the six-month period ended June 30, 2008, as compared to the same periods of 2007, respectively, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for income from continuing operations for the three months ended June 30, 2008 increased $0.01 as compared to the same period of 2007 primarily as a result of a decrease in weighted-average shares outstanding. Diluted earnings per share for income from continuing operations for the six months ended June 30, 2008 increased $0.06 as compared to the same period of 2007 primarily from the impact of increased income from continuing operations ($0.04), as well as decreased weighted-average shares outstanding ($0.02).

Discontinued Operations. Discontinued operations, net of tax, totaled $2.8 million for both the three and six months ended June 30, 2008. This results from the recognition of a $4.8 million gain recorded in Accrued revenue—other for the final payment from the sale of the Clearing Business in 2006. The final payment, which is expected to be received in the third quarter 2008, was earned in the second quarter 2008 and was calculated as a percentage of Matrix’s estimated second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business.

Liquidity and Capital Resources

At June 30, 2008, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $178.9 million as compared to $173.4 million at December 31, 2007. As of June 30, 2008, Federated had $200 million available for borrowings under its credit facility and separately, a B-share funding arrangement with an independent third party (see Note (10) and Note (11) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $135.8 million for the six months ended June 30, 2008 as compared to $135.1 million for the same period in 2007. The year-over-year increase of $0.7 million was primarily due to a $6.8 million increase in net income, and a decrease of $5.8 million in net purchases of trading securities, partially offset by timing differences of $10.7 million in the cash settlement of assets and liabilities.

Investing Activities. During the six-month period ended June 30, 2008, Federated used $10.0 million for investing activities, which included $16.7 million in cash paid for acquisitions (see Note (16)(a) to the Consolidated Financial Statements for additional information) and $4.3 million in cash paid for property and equipment, partially offset by $11.0 million from redemptions of securities available for sale.

Financing Activities. During the six-month period ended June 30, 2008, Federated used $105.1 million for financing activities. Of this amount, Federated paid the following in the first half of 2008: (1) $45.8 million in total year-to-date dividends or $0.21 and $0.24 per share in the first and second quarters of 2008, respectively, to holders of its common shares, (2) $39.3 million to repurchase 1.1 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions, and (3) $20.9 million to pay down nonrecourse debt using cash flows from certain B-share related assets. See Note (11) to the Consolidated Financial Statements for more information on Nonrecourse debt.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In terms of future share repurchases, as of June 30, 2008, Federated is authorized to repurchase an additional 2.8 million shares through December 31, 2008 under its current program.

On July 24, 2008, the board of directors declared a dividend of $0.24 per share to be paid on August 15, 2008, to shareholders of record as of August 8, 2008.

Financial Position

Accrued compensation and benefits at June 30, 2008 decreased $36.1 million from December 31, 2007 primarily due to the annual 2007 accrued incentive compensation being paid in the first quarter 2008 ($69.8 million), including a one time $15 million payment to certain key employees responsible for investment management of the Federated Kaufmann products in connection with new individual employment contracts signed in the fourth quarter 2007, partially offset by two quarters of certain 2008 incentive compensation being recorded in the first half of 2008 ($32.4 million).

Accounts payable and accrued expenses – other at June 30, 2008 increased $13.8 million from December 31, 2007. Approximately $5.2 million of the increase relates to an accrual in the second quarter of 2008 for a marketing and distribution payment, which was paid in July 2008 after the end of the second quarter, while the corresponding fourth quarter 2007 payment was made in December 2007, prior to the end of the fourth quarter. Approximately $2.9 million of the increase relates to increased accruals for Marketing and distribution payments as a result of increased average managed assets during the second quarter of 2008 compared to the fourth quarter of 2007. In addition, approximately $2.9 million of the increase relates to increased accruals related to various legal, regulatory and compliance matters (see Note 16(c) to the Consolidated Financial Statements).

Other current liabilities – affiliates at June 30, 2008 increased $10.7 million from December 31, 2007 primarily due to an increase of $10.7 million related to the accrued contingent purchase price payment associated with the acquisition of MDTA LLC (MDT Acquisition) (see Note (16)(a) to the Consolidated Financial Statements).

Other current liabilities – other at June 30, 2008 increased $23.5 million from December 31, 2007 primarily due to an increase of $25.1 million related to the accrued contingent purchase price payment associated with the MDT Acquisition (see Note (16)(a) to the Consolidated Financial Statements), as well as $5.3 million in additional insurance recoveries received in 2008 for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (16)(c) to the Consolidated Financial Statements). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved. These amounts were partially offset by a $7.9 million decrease in the accrued contingent purchase price payment associated with the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) due to the third annual payment being made during the second quarter (see Note (16)(a) to the Consolidated Financial Statements).

Deferred sales commissions, net at June 30, 2008 decreased $18.9 million from December 31, 2007 and Long-term debt—nonrecourse at June 30, 2008 decreased $17.9 million from December 31, 2007 in large part as a result of the change to sale treatment accounting for all new sales of Federated’s rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds. In addition, the asset and debt balances are reduced each quarter as amortization of the deferred sales commission asset is recorded and as cash flows from financings prior to March 2007 are recorded, in large part, as a reduction to the nonrecourse debt.

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Contractual Obligations and Contingent Liabilities

Contractual. As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in Federated MDTA LLC net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. As of June 30, 2008, Federated could pay an additional $86.6 million as additional purchase price, of which $35.8 million of a total possible $43.3 million second annual contingent purchase price payment was accrued in Other current liabilities and recorded as Goodwill. The second annual contingent purchase price payment will be made in the third quarter of 2008 and, to the extent the actual payment exceeds the $35.8 million accrued as of June 30, 2008, additional goodwill will be recorded. The final contingent purchase price payment is payable in the third quarter 2009 and will be recorded as additional goodwill at the time the contingency is resolved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. At current asset levels, these payments would approximate $46 million over the remaining two-year period, which includes a $10 million lump-sum payment in 2010. As of June 30, 2008, $4.7 million was accrued in Other current liabilities – other and recorded as Goodwill. This contingent payment is expected to be made in the second quarter of 2009.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2008, $0.8 million related to the second semi-annual contingent purchase price payment was accrued in Other current liabilities—other and is expected to be paid in the fourth quarter of 2008. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2008, excluding the impact of the incentive compensation opportunities related to the newly created Federated Kaufmann Large Cap Fund (the New Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $57 million, of which $2.0 million is payable in 2008 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the New Fund Bonus due to the low level of assets in that fund at June 30, 2008 and the wide range of possible growth-rate scenarios.

Pursuant to other acquisition agreements or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the six months ended June 30, 2008 and 2007, these fee reductions were approximately $2 million.

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

The seven excessive fee cases were originally filed in five different federal courts and one state court. All six of the federal cases are now consolidated and pending in the U.S. District Court for the Western District of Pennsylvania. The state court case was voluntarily dismissed by the plaintiff without prejudice.

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

The Consolidated Financial Statements for the six-month periods ended June 30, 2008 and 2007 reflect $4.8 million and $2.5 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from the estimate, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products, repaying any potential future debt obligations and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a significant impact on Federated’s liquidity, capital resources and results of operations. After considering Federated’s future cash needs in light of the balance of liquid assets at June 30, 2008, management believes Federated may borrow under its credit facility within the next twelve months. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under the current revolving credit facility, the current B-share funding arrangement and its ability to issue stock and obtain additional financing arrangements will be sufficient to meet its present and reasonably foreseeable cash needs.

Recent Accounting Pronouncements

FSP EITF 03-06-1 – In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. Management is currently evaluating the impact the FSP will have on Federated’s calculation and presentation of EPS.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the generally accepted accounting principles (GAAP) hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management is currently evaluating the impact, if any, this new standard may have on Federated’s financial position and results of operations.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

FSP FAS 142-3 – In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management is currently evaluating the impact, if any, the FSP may have on Federated’s financial position and results of operations.

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and is currently evaluating the impact SFAS 141(R) will have on the accounting for Federated’s future business combinations.

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

SFAS 157 and FSP SFAS 157-2 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB issued an FSP to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis on January 1, 2008. Management continues to evaluate the impact this statement will have on the Consolidated Financial Statements once its provisions are adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, on information from third-party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be significant.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 147 managed funds, 90 are sold without a sales commission.

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

Potential Adverse Effects of Changes in our Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Two intermediary customers [Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation, including Pershing (a subsidiary of the Bank of New York Mellon Corporation) and other assets from the Bank of New York Mellon Corporation] accounted for a total of approximately 30% of Federated’s total revenue for both the second quarter of 2008 and the first half of 2008. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a significant adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expect such costs to continue to increase due to growth and the competitive nature of the mutual fund business. Higher distribution costs reduce Federated’s operating and net income.

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

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 57% and 10% of Federated’s revenue in the first six months of 2008 was from managed assets in money market and fixed-income products, respectively. These assets are largely from institutional investors. In a rising short-term interest rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products. Federated has been actively diversifying its products to expand its managed assets in equity products, which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 15% of Federated’s total revenue for the first six months of 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). Sustained poor performance in this fund could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Board of Governors of the Federal Reserve System, U.S. Department of Treasury and the New York Stock Exchange (the “NYSE”). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated. From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently pending legislation could impose additional requirements and restrictions on Federated and/or the Federated Funds. In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting the mutual fund industry are likely to occur.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s State Tax Liability. Over the past few years, various service industries, including mutual fund service providers, have been the subject of changes in tax policy that impact their state tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company’s activities that subject it to tax in a state, (2) a change in the methodology by which multi-state companies apportion their income between states, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional states effect similar changes, there could be a significant adverse effect on Federated’s tax liability and effective tax rate and, as a result, net income.

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

Retaining and Recruiting Key Personnel. Federated’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management or the loss of client accounts. Moreover, since certain of our products contribute significantly to our revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on our business.

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

Impairment Risk. At June 30, 2008, Federated had intangible assets totaling $70.7 million on its Consolidated Balance Sheets, all of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.

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

Under the terms of the settlement agreement with the SEC and NYAG, a Federated investment advisory subsidiary may not serve as investment adviser to any registered investment company unless: (1) at least 75% of the fund’s directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; (3) no action may be taken by the fund’s board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (4) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.

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

Market Risk—Investments. Federated’s short-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At June 30, 2008, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($4.9 million) and primarily investment-grade debt securities held by certain sponsored products ($1.1 million). Management considered a hypothetical 100 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. At June 30, 2008, Federated was exposed to price risk as a result of its $10.6 million investment primarily in sponsored fluctuating-value mutual funds. Management considered a hypothetical 10% fluctuation in market value and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April[2]	55,040	$30.87	50,000	3,825,719
May	1,013,400	35.06	1,013,400	2,812,319
June	0	0	0	2,812,319

Total	1,068,440	$34.84	1,063,400	2,812,319

[1]

Federated’s current share repurchase program was announced in July 2006, whereby the board of directors authorized management to purchase up to 7.5 million shares of Federated Class B common stock through December 31, 2008. No other plans exist as of June 30, 2008.

[2]	In April 2008, 5,040 shares of restricted stock with a weighted-average price of $2.08 per share were repurchased in connection with employee separations.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholder meeting was held on April 24, 2008.

(b)	The following individuals were re-elected to the board of directors of Federated Investors, Inc.: John F. Donahue, J. Christopher Donahue, Michael J. Farrell, David M. Kelly, John W. McGonigle, James L. Murdy and Edward G. O’Connor.

(c)	The only matter voted upon was the election of the directors. All 9,000 Class A shares eligible to vote did so affirmatively.

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

Federated Investors, Inc.
(Registrant)

Date July 28, 2008	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date July 28, 2008	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer