Form 10-Q
period 2008-09-30
FEDERATED INVESTORS INC /PA/
filed 2008-10-24
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 21, 2008, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,802,745 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; insurance recoveries; management’s expectations regarding waivers; the ability to raise additional capital; the rising costs of risk management and the various items set forth under the section entitled “Risk Factors” constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds associated with holding securities of a structured investment vehicle and revenue risk, which will be affected by changes in market values of assets under management and may be affected by changing interest rates. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled “Risk Factors” herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$44,881	$120,350
Investments	15,114	25,921
Receivables – affiliates	19,720	24,639
Receivables – other, net of reserve of $298 and $143, respectively	3,075	2,454
Accrued revenue – affiliates	3,389	3,353
Accrued revenue – other	5,924	6,823
Prepaid expenses	19,304	14,618
Other current assets	11,244	8,133

Total current assets	122,651	206,291

Long-Term Assets
Goodwill	510,778	454,586
Customer-relationship intangible assets, net	59,140	71,821
Other intangible assets, net	7,060	8,196
Deferred sales commissions, net of accumulated amortization of $171,611 and $372,588, respectively	36,960	64,227
Property and equipment, net of accumulated depreciation of $37,171 and $35,377, respectively	28,920	25,873
Other long-term assets	9,806	9,977

Total long-term assets	652,664	634,680

Total assets	$775,315	$840,971

Current Liabilities
Accrued compensation and benefits	$48,388	$74,227
Accounts payable and accrued expenses – affiliates	2,979	2,817
Accounts payable and accrued expenses – other	60,289	56,166
Income taxes payable	613	420
Short-term debt – recourse	30,594	89
Other current liabilities	32,944	30,852

Total current liabilities	175,807	164,571

Long-Term Liabilities
Long-term debt – recourse	129,500	71
Long-term debt – nonrecourse	36,882	62,701
Long-term deferred tax liability, net	33,658	27,097
Other long-term liabilities – affiliates	2,237	1,701
Other long-term liabilities – other	5,931	7,243

Total long-term liabilities	208,208	98,813

Total liabilities	384,015	263,384

Minority interest	1,506	3,572

Commitments and contingencies (Note (17))
Shareholders’ Equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	195,154	176,700
Additional paid-in capital from treasury stock transactions	147	679
Retained earnings	1,007,026	1,189,516
Treasury stock, at cost, 27,694,512 and 27,755,886 shares Class B common stock, respectively	(813,296)	(793,948)
Accumulated other comprehensive income, net of tax	574	879

Total shareholders’ equity	389,794	574,015

Total liabilities, minority interest, and shareholders’ equity	$775,315	$840,971

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Investment advisory fees, net-affiliates	$178,626	$167,443	$538,835	$482,293
Investment advisory fees, net-other	16,027	17,455	48,862	49,164
Administrative service fees, net-affiliates	53,551	42,375	157,828	120,142
Administrative service fees, net-other	818	1,433	2,556	4,165
Other service fees, net-affiliates	54,444	54,332	165,333	161,591
Other service fees, net-other	1,563	2,084	5,105	5,690
Other, net	884	1,286	3,393	4,307

Total revenue	305,913	286,408	921,912	827,352

Operating Expenses
Marketing and distribution	106,742	90,839	324,799	258,329
Compensation and related	60,482	52,139	180,967	157,876
Professional service fees	10,259	7,525	30,356	24,473
Systems and communications	5,996	5,753	17,927	17,466
Office and occupancy	5,619	5,335	18,067	16,175
Advertising and promotional	3,787	3,566	11,495	10,703
Travel and related	3,228	2,889	10,166	9,332
Amortization of deferred sales commissions	7,762	11,298	25,923	35,631
Amortization of intangible assets	4,369	4,763	13,673	14,889
Other	4,409	4,072	13,121	11,583

Total operating expenses	212,653	188,179	646,494	556,457

Operating income	93,260	98,229	275,418	270,895

Nonoperating Income (Expenses)
Dividend income	1,268	1,433	3,781	4,427
Interest income	100	292	287	770
Loss on securities, net	(1,178)	(4,700)	(1,703)	(4,522)
Debt expense – recourse	(757)	(93)	(961)	(274)
Debt expense – nonrecourse	(622)	(1,205)	(2,232)	(4,062)
Other, net	(152)	(444)	(356)	(440)

Total nonoperating expenses, net	(1,341)	(4,717)	(1,184)	(4,101)

Income from continuing operations before minority interest and income taxes	91,919	93,512	274,234	266,794
Minority interest	2,455	1,470	5,861	4,245

Income from continuing operations before income taxes	89,464	92,042	268,373	262,549
Income tax provision	33,253	34,315	101,126	97,781

Income from continuing operations	56,211	57,727	167,247	164,768
Discontinued operations, net of tax	0	0	2,808	0

Net income	$56,211	$57,727	$170,055	$164,768

Earnings per share – Basic
Income from continuing operations	$0.57	$0.57	$1.68	$1.63
Income from discontinued operations	0.00	0.00	0.03	0.00

Net income	$0.57	$0.57	$1.71	$1.63

Earnings per share – Diluted
Income from continuing operations	$0.56	$0.57	$1.66	$1.60
Income from discontinued operations	0.00	0.00	0.03	0.00

Net income[1]	$0.56	$0.57	$1.68	$1.60

Cash dividends per share	$3.00	$0.21	$3.45	$0.60

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2008	2007
Operating Activities
Net income	$170,055	$164,768

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	25,923	35,631
Depreciation and other amortization	18,116	19,129
Share-based compensation expense	11,727	9,248
Minority interest	5,861	4,245
(Gain) loss on disposal of business and assets	(4,885)	4,438
Provision (benefit) for deferred income taxes	3,239	(1,993)
Tax benefit from share-based compensation	8,477	5,996
Excess tax benefits from share-based compensation	(6,634)	(5,021)
Net purchases of trading securities	(4,387)	(8,799)
Deferred sales commissions paid	(9,396)	(12,901)
Contingent deferred sales charges received	6,008	9,300
Proceeds from sale of certain B-share-related future revenue	4,937	4,558
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	3,281	(2,701)
Increase in prepaid expenses and other assets	(3,116)	(13,871)
(Decrease) increase in accounts payable and accrued expenses	(19,622)	8,605
Increase in income taxes payable	841	1,636
Increase in other liabilities	4,273	5,857

Net cash provided by operating activities	214,698	228,125

Investing Activities
Cash paid for business acquisitions and minority interest investments	(57,987)	(81,037)
Additions to property and equipment	(6,496)	(3,523)
Proceeds from disposal of business	4,800	0
Purchases of securities available for sale	(11)	(2,112)
Proceeds from redemptions of securities available for sale	11,035	997
Decrease in restricted cash equivalents	0	29

Net cash used by investing activities	(48,659)	(85,646)

Financing Activities
Purchases of treasury stock	(40,131)	(114,644)
Distributions to minority interest	(5,904)	(4,253)
Contributions from minority interest	238	3,215
Dividends paid	(351,217)	(61,766)
Proceeds from shareholders for share-based compensation	17,789	5,930
Excess tax benefits from share-based compensation	6,634	5,021
Proceeds from new borrowings – recourse	225,400	0
Proceeds from new borrowings – nonrecourse	1,084	3,805
Payments on debt – recourse	(65,466)	(62)
Payments on debt – nonrecourse	(29,935)	(41,309)
Other financing activities	0	(74)

Net cash used by financing activities	(241,508)	(204,137)

Net decrease in cash and cash equivalents	(75,469)	(61,658)
Cash and cash equivalents, beginning of period	120,350	118,721

Cash and cash equivalents, end of period	$44,881	$57,063

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

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the total net assets of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note 17(c))) or to meet contractual requirements. Federated waived fees of $113.0 million and $327.9 million for the three- and nine-month periods ended September 30, 2008, respectively, and $90.0 million and $248.6 million, respectively, for the same periods of 2007, nearly all of which was for competitive reasons. The increase in the three and nine months ended September 30, 2008 as compared to the same periods of 2007 was primarily due to an increase in money market assets. Waivers may increase in the fourth quarter and thereafter if yields on government securities decrease and short-term interest rates continue to decline.

(b) Investments

Investments are generally carried at fair value based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and is currently evaluating the impact SFAS 141(R) will have on the accounting for Federated’s future business combinations.

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

(4) Business Combinations, Acquisitions and Minority Interest Investments

Clover Capital – On September 12, 2008, Federated reached a definitive agreement to acquire certain assets of Clover Capital Management, Inc. (Clover Capital), a Rochester, New York-based investment manager that specializes in value investing. Clover Capital managed approximately $2.8 billion in assets as of September 15, 2008, consisting primarily of separately managed accounts. The initial purchase price for the transaction will be determined as of closing based on net revenue earned on assets under management during the calendar month immediately preceding the closing date or the month prior to that. Using asset levels and revenue estimates for September 2008, the estimate of initial purchase price approximates $36 million. The transaction also includes a series of contingent payments, which, based on estimated September revenue, could total as much as $57 million over the next five years based on growth. The sale is expected to close in the fourth quarter of 2008.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The transaction has been approved by the Board of Directors of Federated and shareholders owning a majority interest in Clover Capital but is still subject to the consent of the Clover Capital separate account clients for the continued management of their assets after the closing. The agreement includes customary closing conditions, representations, warranties and covenants, including certain covenants relating to non-competition and non-solicitation made by Clover Capital and certain key employees.

Prudent Bear Funds – On July 14, 2008, Federated reached a definitive agreement to acquire certain assets of David W. Tice & Associates LLC that relate to the management of the $1.2 billion Prudent Bear Fund and the $507 million Prudent Global Income Fund (the Prudent Bear Funds). In connection with the agreement, Federated will re-brand the Prudent Bear Funds as the newly created Federated Prudent Bear Fund and the Federated Prudent Global Income Fund. The purchase price for the transaction includes a $43.0 million initial cash payment and future contingent cash payments of up to $99.5 million over the next four years based on certain revenue growth targets. The sale is expected to close in the fourth quarter of 2008.

The transaction has been approved by the Board of Directors of Federated, the owner of David W. Tice and Associates LLC, the Board of Trustees of the Federated mutual funds and the Board of Directors of the Prudent Bear Funds, but is still subject to customary closing conditions and is subject to the approval of the Prudent Bear Funds’ shareholders. The agreement includes customary representations, warranties and covenants, including certain covenants relating to non-competition and non-solicitation made by David W. Tice & Associates LLC.

Rochdale Acquisition – In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the $366 million of assets in the Rochdale Atlas Portfolio were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. Federated paid $5.75 million of upfront purchase price in August 2007, and as of September 30, 2008, incurred approximately $1 million in transaction costs. Federated has completed its valuation and allocation of the upfront purchase price and has recorded a customer relationship intangible asset and goodwill. See Note (17)(a) for information on contingent payments related to this acquisition.

Dix Hills Investment – In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments that could be paid annually based on growth in Dix Hills’ cash earnings for each of the next two anniversary years. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.

For detail on other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix). The sale was completed over a series of closings during 2006. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration totaling $7.7 million. In addition, Federated accrued contingent consideration of $4.8 million in the second quarter of 2008, which was calculated as a percentage of Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business. This contingent consideration was received in the third quarter and is included, net of tax, as income from discontinued operations for the nine months ended September 30, 2008.

(6) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). For the periods ended September 30, 2008 and December 31, 2007, Federated determined that it was the primary beneficiary of certain VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Financial Statements. At September 30, 2008, the aggregate assets and debt of the entities Federated consolidated were $7.7 million and $0.9 million, respectively, and Federated recorded $1.1 million to Minority interest on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

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

Federated’s available-for-sale securities include investments in fluctuating-value mutual funds. Federated’s trading securities primarily represent investments in equities and investment-grade debt instruments as a result of the consolidation of certain sponsored products when Federated is deemed to have a controlling financial interest. These financial assets are classified as current on the balance sheet.

The following table presents fair value measurements at September 30, 2008 for major categories of Federated’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
(in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$5,638	$—	$—	$5,638
Trading securities	5,388	4,088	—	9,476

Total investments	$11,026	$4,088	$—	$15,114

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2008. At September 30, 2008, Federated held financial liabilities of $0.7 million measured at fair value on a recurring basis. These liabilities were classified as short-term and the fair value was determined using quoted prices (Level 1). In addition, Federated did not hold any nonfinancial assets or liabilities recognized or disclosed on a recurring basis during the nine-month period ended September 30, 2008.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	September 30, 2008			December 31, 2007
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Customer relationships[1]	$143,276	$(84,136)	$59,140	$143,420	$(71,599)	$71,821
Noncompete agreements[2]	11,396	(4,336)	7,060	11,396	(3,200)	8,196

Total identifiable intangible assets[3]	$154,672	$(88,472)	$66,200	$154,816	$(74,799)	$80,017

[1]	Weighted average amortization period of 9.6 years as of September 30, 2008
[2]	Weighted average amortization period of 7.6 years as of September 30, 2008
[3]	Weighted average amortization period of 9.5 years as of September 30, 2008

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2008 was $4.4 million and $13.7 million, respectively, and $4.8 million and $14.9 million, respectively, for the same periods of 2007.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in thousands)	For the years ending December 31,
2008	$18,069
2009	$16,507
2010	$15,406
2011	$9,144
2012	$5,941

Goodwill at September 30, 2008 and December 31, 2007 was $510.8 million and $454.6 million, respectively. During the first nine months of 2008, Federated recorded goodwill primarily in connection with the acquisition of MDTA LLC (MDT Acquisition) ($40.9 million) and the acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($13.2 million). See Note (17)(a) for additional information.

(9) Other Current Liabilities

Federated’s Other current liabilities at September 30, 2008 included $16.5 million related to an insurance recovery for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (17)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved. Also included at September 30, 2008 was a $9.7 million accrual related to the next annual contingent purchase price payment for the Alliance Acquisition which is due in the second quarter of 2009.

Federated’s Other current liabilities at December 31, 2007 included $12.7 million related to an annual contingent purchase price payment for the Alliance Acquisition, which was paid in the second quarter of 2008, and $10.7 million related to the aforementioned insurance recovery.

(10) Recourse Debt

On August 19, 2008, Federated entered into a $140 million term loan facility with an option to increase its borrowings to $150 million during the term of the facility upon commitment from the lending banks (Term Loan). The Term Loan requires quarterly principal payments totaling $14 million, $21 million and $28 million in 2009, 2010 and 2011, respectively, and a balloon payment of $77 million when the loan expires on October 31, 2011.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (the Revolver). Federated pays an annual facility fee, currently 7.5 basis points, based on its credit rating. During the third quarter of 2008, Federated borrowed $85.4 million and subsequently repaid $65.4 million under the Revolver. As of September 30, 2008, Federated had $180 million available for borrowings under its Revolver and subsequently repaid the remaining $20 million on October 15, 2008.

The borrowings under both the Term Loan and the Revolver (collectively, the Credit Facilities) bear interest at the option of Federated at an overnight rate, such as a defined prime rate or the federal funds rate plus a spread, or at a London Interbank Offered Rate plus a spread dependent upon Federated’s credit rating. Under the Credit Facilities, Federated can make cash payments for stock repurchases or shareholder dividend payments as long as cash, cash equivalents or unused borrowing from the Revolver of no less than $10 million is maintained during the payment period and certain other covenants are maintained. Certain subsidiaries entered into Continuing Agreements of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Facilities. The Credit Facilities include financial and non-financial covenants.

Recourse debt consisted of the following:

	Interest Rates
(dollars in thousands)	2008[1]	2007[2]	Maturity Date	September 30, 2008	December 31, 2007
Term Loan[3]	3.49%	N/A	October 31, 2011	$140,000	$0
Revolver	2.72%	N/A	October 31, 2011	20,000	0
Capital Lease	6.93%	6.93%	October 31, 2009	94	160

Total debt – recourse				$160,094	$160

[1]	As of September 30, 2008
[2]	As of December 31, 2007
[3]

The interest rate may either be an overnight rate or a rate fixed at the option of Federated for one-, two-, three-, six- or twelve-month periods. The current rate was effective through October 14, 2008.

(11) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Deferred sales commissions on B-shares, net	$34,765	$61,472
Other deferred sales commissions, net	2,195	2,755

Deferred sales commissions, net	$36,960	$64,227

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Nonrecourse debt consisted of the following:

	Weighted- Average Interest Rates		Remaining Amortization Period at September 30, 2008
(dollars in thousands)	2008[1]	2007[2]		September 30, 2008	December 31, 2007
Financings between April 1997 and September 2000	N/A	8.60%	N/A	$0	$1,799
Financings between October 2000 and December 2003	4.75%	4.75%	3.3 years	11,583	26,706
Financings between January 2004 and February 2007	6.50%	6.30%	6.5 years	23,378	34,803
Financings between March 2007 and September 2008	5.81%	7.10%	8.1 years	1,921	1,192

Total debt – nonrecourse				$36,882	$64,500

[1]	As of September 30, 2008
[2]	As of December 31, 2007

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

(12) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2008, Federated awarded 221,051 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

(b) Stock Options

During the second quarter of 2008, Federated awarded 12,000 fully vested stock options to non-management directors. During the first nine months of 2008, 1,051,343 employee stock options were exercised and the resulting shares were issued out of treasury.

(13) Common Stock

During the third quarter of 2008, the board of directors authorized a new share repurchase program that allows Federated to buy back as many as 5 million additional shares of class B common stock in the future with no stated expiration date. The previous repurchase program has approximately 2.8 million shares remaining and expires at the end of 2008. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the first, second and third quarters of 2008, Federated repurchased 68,684 shares, 1,068,440 shares and 73,896 shares of common stock for $2.1 million, $37.2 million and $1.5 million, respectively. Of these repurchases, 47,620 shares at a cost of $0.1 million were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program.

On September 15, 2008, Federated paid $2.76 per share or $281.2 million for a special cash dividend to shareholders of record as of September 9, 2008. This payment was in addition to the $0.24 per share or $24.2 million dividend paid on August 15, 2008 to shareholders of record as of August 8, 2008.

(14) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Numerator
Income from continuing operations	$56,211	$57,727	$167,247	$164,768
Income from discontinued operations	0	0	2,808	0

Net income	$56,211	$57,727	$170,055	$164,768

Denominator
Basic weighted-average shares outstanding	99,367	100,433	99,508	101,222
Dilutive potential shares from share-based compensation	1,075	1,662	1,520	1,705

Diluted weighted-average shares outstanding	100,442	102,095	101,028	102,927

Earnings per share – Basic
Income from continuing operations	$0.57	$0.57	$1.68	$1.63
Income from discontinued operations	0.00	0.00	0.03	0.00

Net income	$0.57	$0.57	$1.71	$1.63

Earnings per share – Diluted
Income from continuing operations	$0.56	$0.57	$1.66	$1.60
Income from discontinued operations	0.00	0.00	0.03	0.00

Net income[1]	$0.56	$0.57	$1.68	$1.60

[1]	Totals may not sum due to rounding.

Federated uses the treasury stock method to reflect the dilutive effect of unvested restricted stock and unexercised stock options in diluted earnings per share. For the three- and nine-month periods ended September 30, 2008, 1.3 million and 0.7 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and nine-month periods ended September 30, 2007, 0.4 million share-based awards and 0.5 million share-based awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period either because the shares assumed repurchased exceeded the shares assumed issued upon exercise as a result of including the average unrecognized compensation cost of the awards in the assumed proceeds or because, in the case of options, the exercise price was greater than the average market price of Federated Class B common stock for each respective period. Under the treasury stock method, in the event the awards become dilutive, their dilutive effect would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share.

(15) Comprehensive Income

Comprehensive income was $55.9 million and $169.8 million for the three- and nine-month periods ended September 30, 2008, respectively, and $57.9 million and $165.0 million, respectively, for the same periods of 2007.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(16) Concentration Risk

As of September 30, 2008, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 58% of Federated’s total revenue for the nine months ended September 30, 2008 was attributable to money market assets. A significant change in Federated’s money market business due to regulatory changes, financial market crises, significant deterioration in investor confidence, persistent declines in short-term interest rates and potential resulting waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Revenue concentration by product – Approximately 13% and 14%, respectively, of Federated’s total revenue for the three and nine months ended September 30, 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). A significant decline in the assets under management in this fund could have a material adverse effect on Federated’s results of operations.

Revenue concentration by customer – Two intermediary customers, Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation (including its Pershing subsidiary and other assets from the Bank of New York Mellon Corporation), accounted for a total of approximately 12% and 18%, respectively, of Federated’s total revenue for both the third quarter 2008 and the first nine months of 2008. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers, including changes which may result from the Bank of New York Mellon Corporation’s post-merger integration, could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding material reductions to Marketing and distribution expenses associated with such intermediaries.

A complete listing of Federated’s risk factors is included herein under the section entitled “Risk Factors” under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(17) Commitments and Contingencies

(a) Contractual

As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in Federated MDTA LLC net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. The second annual contingent purchase price payment of $40.9 million, which was recorded as goodwill, was paid in the third quarter of 2008. The final contingent purchase price payment, which could total up to $43.3 million, is payable in the third quarter 2009 and will be recorded as additional goodwill at the time the contingency is resolved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. At current asset levels, these payments would approximate $49 million over the remaining two-year period, which includes a $10 million lump-sum payment in 2010. As of September 30, 2008, $9.7 million was accrued in Other current liabilities and recorded as Goodwill. This contingent payment is expected to be made in the second quarter of 2009.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2008, $1.2 million related to the second semi-annual contingent purchase price payment was accrued in Other current liabilities and will be paid in the fourth quarter of 2008. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Pursuant to various significant employment arrangements, some of which are contingent upon the successful closing of certain recently signed acquisitions, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2008, excluding the impact of the incentive compensation opportunities related to the newly created Federated Kaufmann Large Cap Fund (the New Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $76.1 million, of which $11.8 million is payable in 2009 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the New Fund Bonus due to the low level of assets in that fund at September 30, 2008 and the wide range of possible growth-rate scenarios.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the nine months ended September 30, 2008 and 2007, these fee reductions were approximately $3 million.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The Consolidated Financial Statements for the nine-month periods ended September 30, 2008 and 2007 reflect $5.9 million and $3.4 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

(18) Subsequent Events

On October 23, 2008, the board of directors declared a dividend of $0.24 per share to be paid on November 14, 2008, to shareholders of record as of November 7, 2008.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $344.0 billion in managed assets as of September 30, 2008. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, Separate Accounts (which includes separately managed accounts, institutional accounts, sub-advised funds (both variable annuity and other) and other managed products), in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at September 30, 2008 attributable to such markets are as follows: wealth management and trust (50%), broker/dealer (35%) and global institutional (11%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note (17)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

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

Business Developments

Recent and Ongoing Disruption in Global Financial Markets

Since late 2007, the financial markets have experienced extreme volatility due to uncertainty and disruption in large segments of the credit markets. During the third quarter 2008, the disruptions in the financial markets worsened causing severe dislocations on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt markets, including the commercial paper markets, which are important for the operation of money market funds.

On September 19, 2008, the U.S. Government took steps designed to improve market conditions by offering the following two programs: (1) the Treasury’s Temporary Guarantee Program for Money Market Funds, and (2) the Asset-Backed Commercial Paper (ABCP) Money Market Fund Liquidity Facility (ABCP Liquidity Facility).

Treasury’s Temporary Guarantee Program for Money Market Funds – In October 2008, all Federated domestic money market funds enrolled in the Treasury’s Temporary Guarantee Program for Money Market Funds. This program was open to money market funds registered under the Investment Company Act of 1940 (1940 Act) that publicly offer securities registered under the Securities Act of 1933 and operate in compliance with Rule 2a-7 under the 1940 Act. The program will insure the balances of all shareholders with investments in a participating money market fund on September 19, 2008 in the event that such a fund is liquidated with a net asset value (NAV) less than $1.00. No protection is provided to those shareholders who entered the fund after September 19, 2008 or to any increase in holdings in that fund made after September 19, 2008 by a shareholder covered by the program. The program will terminate on December 18, 2008 but may be renewed by the U.S. Treasury Department through September 18, 2009. If the program is extended, participating funds desiring continued coverage will need to renew their participation and submit additional fees for the extended coverage. The cost of the insurance will be borne primarily by the shareholders of the money market funds.

ABCP Liquidity Facility – Under the ABCP Liquidity Facility, the Federal Government is facilitating the purchase of ABCP from money market funds at amortized cost value, providing same-day liquidity to those funds. This new facility allows banks and other intermediaries to use the Federal Reserve Bank of Boston to buy, at par, ABCP from domestic money market funds that are regulated by Rule 2a-7. The ABCP Liquidity Facility will expire on January 30, 2009.

The Treasury’s Temporary Guarantee Program and the ABCP Liquidity Facility have been designed by the government as temporary measures. There can be no assurance that these programs will be extended or that market conditions will not deteriorate following the expiration of these programs.

Federated continues to manage money market funds with an unrelenting focus on credit analysis, high credit standards and maintenance of minimal credit risk. As of September 30, 2008, Federated’s money market funds had no exposure to Sigma Finance, Lehman Brothers Holdings, Inc., American International Group, Inc. or Washington Mutual.

Through the market turmoil of 2008, Federated’s government money market funds continued to experience significant asset inflows while prime money market funds have experienced outflows. On a net basis, Federated’s money market managed assets have increased substantially in 2008. Certain investors favored the perceived safety and liquidity of portfolios backed by government securities over the greater yields offered by prime money market funds which invest in high-quality debt issued by corporations and financial institutions. There can be no assurance that these investors will maintain their balances in government money market funds or that continued volatility in the financial markets will necessarily result in similar or sustained inflows into Federated’s money market products.

Business Combinations, Acquisitions and Minority Interest Investments

Clover Capital. On September 12, 2008, Federated reached a definitive agreement to acquire certain assets of Clover Capital Management, Inc. (Clover Capital), a Rochester, New York-based investment manager that specializes in value investing. Clover Capital managed approximately $2.8 billion in assets as of September 15, 2008, consisting primarily of separately managed accounts. The initial purchase price for the transaction will be determined as of closing based on net revenue earned on assets under management during the calendar month immediately preceding the closing date or the month prior to that. Using asset levels and revenue estimates for September 2008, the estimate of initial purchase price approximates $36 million. The transaction also includes a series of contingent payments, which, based on estimated September revenue, could total as much as $57 million over the next five years based on growth. The sale is expected to close in the fourth quarter of 2008.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The transaction has been approved by the Board of Directors of Federated and shareholders owning a majority interest in Clover Capital but is still subject to the consent of the Clover Capital separate account clients for the continued management of their assets after the closing. The agreement includes customary closing conditions, representations, warranties and covenants, including certain covenants relating to non-competition and non-solicitation made by Clover Capital and certain key employees.

Prudent Bear Funds. On July 14, 2008, Federated reached a definitive agreement to acquire certain assets of David W. Tice & Associates LLC that relate to the management of the $1.2 billion Prudent Bear Fund and the $507 million Prudent Global Income Fund (the Prudent Bear Funds). In connection with the agreement, Federated will re-brand the Prudent Bear Funds as the newly created Federated Prudent Bear Fund and the Federated Prudent Global Income Fund. The purchase price for the transaction includes a $43.0 million initial cash payment and future contingent cash payments of up to $99.5 million over the next four years based on certain revenue growth targets. The sale is expected to close in the fourth quarter of 2008.

The transaction has been approved by the Board of Directors of Federated, the owner of David W. Tice and Associates LLC, the Board of Trustees of the Federated mutual funds and the Board of Directors of the Prudent Bear Funds, but is still subject to customary closing conditions and is subject to the approval of the Prudent Bear Funds’ shareholders. The agreement includes customary representations, warranties and covenants, including certain covenants relating to non-competition and non-solicitation made by David W. Tice & Associates LLC.

Rochdale Investment Management LLC. In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC (Rochdale) to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). In connection with the acquisition, on August 24, 2007, the $366 million of assets in the Rochdale Atlas Portfolio were transitioned into the Federated InterContinental Fund, a new portfolio created for the purpose of continuing the investment operations of the Rochdale Atlas Portfolio as part of the Federated fund complex. Federated paid $5.75 million of upfront purchase price in August 2007, and as of September 30, 2008, incurred approximately $1 million in transaction costs. Federated has completed its valuation and allocation of the upfront purchase price and has recorded a customer relationship intangible asset and goodwill. See Note (17)(a) to the Consolidated Financial Statements for information on contingent payments related to this acquisition.

Dix Hills. In the second quarter 2007, Federated acquired a non-voting, minority interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. The total purchase price included an upfront cash payment as well as contingent payments which could be paid annually based on growth in Dix Hills’ cash earnings for each of the next two anniversary years. Federated accounted for its minority interest using the equity method of accounting. The investment in Dix Hills is included in Other long-term assets on Federated’s Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.

Dispositions

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix). The sale was completed over a series of closings during 2006. In exchange for the assets of the Clearing Business, Federated received upfront cash consideration totaling $7.7 million. In addition, Federated accrued contingent consideration of $4.8 million in the second quarter of 2008, which was calculated as a percentage of Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business. This contingent consideration was received in the third quarter and is included, net of tax, as income from discontinued operations for the nine months ended September 30, 2008.

Special Cash Dividend

On September 15, 2008, Federated paid $2.76 per share or $281.2 million for a special cash dividend to shareholders of record as of September 9, 2008. This payment was in addition to the $0.24 per share or $24.2 million dividend paid on August 15, 2008 to shareholders of record as of August 8, 2008.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2008	2007
By Asset Class
Money market	$287,836	$209,908	37%
Equity	31,651	43,517	(27)%
Fixed-income	24,515	22,752	8%

Total managed assets	$344,002	$276,177	25%

By Product Type
Mutual Funds:
Money market	$259,172	$190,011	36%
Equity	21,583	30,095	(28)%
Fixed-income	19,136	17,775	8%

Total mutual fund assets	$299,891	$237,881	26%

Separate Accounts:
Money market	$28,664	$19,897	44%
Equity	10,068	13,422	(25)%
Fixed-income	5,379	4,977	8%

Total separate account assets	$44,111	$38,296	15%

Total managed assets	$344,002	$276,177	25%

Average Managed Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2008	2007		2008	2007
By Asset Class
Money market	$274,840	$202,141	36%	$271,641	$191,470	42%
Equity	35,136	42,731	(18)%	37,527	42,294	(11)%
Fixed-income	25,087	22,680	11%	24,277	22,930	6%

Total average managed assets	$335,063	$267,552	25%	$333,445	$256,694	30%

By Product Type
Mutual Funds:
Money market	$245,304	$181,808	35%	$241,297	$170,129	42%
Equity	24,180	29,570	(18)%	25,880	29,393	(12)%
Fixed-income	19,347	17,701	9%	18,735	17,885	5%

Total average mutual fund assets	$288,831	$229,079	26%	$285,912	$217,407	32%

Separate Accounts:
Money market	$29,536	$20,333	45%	$30,344	$21,341	42%
Equity	10,956	13,161	(17)%	11,647	12,901	(10)%
Fixed-income	5,740	4,979	15%	5,542	5,045	10%

Total average separate account assets	$46,232	$38,473	20%	$47,533	$39,287	21%

Total average managed assets	$335,063	$267,552	25%	$333,445	$256,694	30%

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2008	2007		2008	2007
Period-end assets	$8,723	$19,312	(55)%	$8,723	$19,312	(55)%
Average assets	8,889	18,378	(52)%	9,455	17,947	(47)%

Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Equity Funds
Beginning assets	$25,569	$30,026	$29,145	$28,666

Sales	1,060	1,269	4,009	4,140
Redemptions	(2,031)	(1,959)	(5,453)	(5,771)

Net redemptions	(971)	(690)	(1,444)	(1,631)
Net exchanges	(68)	(20)	(163)	(53)
Acquisition-related	0	366	42	366
Other[1]	(2,947)	413	(5,997)	2,747

Ending assets	$21,583	$30,095	$21,583	$30,095

Fixed-Income Funds
Beginning assets	$19,065	$17,769	$17,943	$18,113

Sales	2,354	1,191	6,509	3,671
Redemptions	(1,826)	(1,445)	(4,911)	(4,339)

Net sales (redemptions)	528	(254)	1,598	(668)
Net exchanges	26	(6)	80	(9)
Other[1]	(483)	266	(485)	339

Ending assets	$19,136	$17,775	$19,136	$17,775

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Equity and Fixed-Income Separate Account Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Equity Separate Accounts
Beginning assets	$11,712	$13,318	$13,017	$12,228

Net customer flows	(426)	(126)	(621)	296
Other*	(1,218)	230	(2,328)	898

Ending assets	$10,068	$13,422	$10,068	$13,422

Fixed-Income Separate Accounts
Beginning assets	$6,007	$5,201	$4,881	$4,789

Net customer flows	(372)	(370)	763	(80)
Other*	(256)	146	(265)	268

Ending assets	$5,379	$4,977	$5,379	$4,977

*

For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Other. Other includes the approximate effect of changes in the market value of securities held in the portfolios, reinvested dividends and distributions and net investment income.

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

have a higher management-fee rate than fixed-income or money market products. Likewise, mutual fund products typically earn a higher management-fee rate than Separate Accounts. Additionally, certain components of Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the nine months ended September 30:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2008	2007	2008	2007
By Asset Class
Money market assets	82%	75%	58%	49%
Equity assets	11%	16%	31%	39%
Fixed-income assets	7%	9%	10%	11%
Other activities	—	—	1%	1%

By Product Type
Mutual Funds:
Money market assets	73%	66%	57%	48%
Equity assets	8%	11%	27%	34%
Fixed-income assets	5%	7%	9%	10%
Separate Accounts:
Money market assets	9%	9%	1%	1%
Equity assets	3%	5%	4%	5%
Fixed-income assets	2%	2%	1%	1%
Other activities	—	—	1%	1%

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

The September 30, 2008 period-end managed assets increased 25% over period-end managed assets at September 30, 2007. Average managed assets for the three- and nine-month periods ended September 30, 2008, increased 25% and 30%, respectively, over average managed assets for the same periods in 2007. Total money market assets at September 30, 2008 increased 37% as compared to the same period in 2007. Average money market assets increased 36% and 42% for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. These increases were largely due to investors’ increased concerns about risk and uncertainty in the financial markets and the Federal Reserve Bank interest rate cuts beginning in September 2007.

Period-end equity assets at September 30, 2008 decreased 27% as compared to September 30, 2007. Average equity assets for the three- and nine-month periods ended September 30, 2008 decreased 18% and 11%, respectively, as compared to the same periods in 2007 primarily due to market depreciation. Period-end fixed-income assets at September 30, 2008 increased 8% as compared to September 30, 2007. Average fixed-income assets for the three- and nine-month periods ended September 30, 2008, increased 11% and 6%, respectively, as compared to the same periods last year primarily due to positive net sales.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and nine-month periods ended September 30 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2008	2007	Change	Percent Change	2008	2007	Change	Percent Change
Revenue from managed assets	$303.5	$282.6	$20.9	7%	$913.7	$817.0	$96.7	12%

Revenue from sources other than managed assets	2.4	3.8	(1.4)	(37)%	8.2	10.4	(2.2)	(21)%

Total revenue	$305.9	$286.4	$19.5	7%	$921.9	$827.4	$94.5	11%

Revenue from managed assets increased $20.9 million for the three-month period ended September 30, 2008 as compared to the same period in 2007 primarily due to a $42.0 million increase resulting from an increase in average money market managed assets in 2008 compared to 2007. This increase was partially offset by a decrease in revenue of $20.2 million due to a decrease in average equity assets under management.

Revenue from managed assets increased $96.7 million for the nine-month period ended September 30, 2008 as compared to the same period in 2007 primarily due to a $137.7 million increase resulting from an increase in average money market managed assets. This increase was partially offset by a decrease in revenue of $33.6 million due to a decrease in average equity assets under management and a decrease of $1.5 million due to a change in the mix of average fixed-income assets under management. In addition, Federated incurred an additional $5.3 million in voluntary waivers of fund fee revenue in the first nine months of 2008 as compared to the same period in 2007 for competitive reasons. Such waivers may increase in the fourth quarter and thereafter if yields on government securities decrease and short-term interest rates continue to decline.

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30 are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2008	2007	Change	Percent Change	2008	2007	Change	Percent Change
Marketing and distribution	$106.7	$90.8	$15.9	18%	$324.8	$258.3	$66.5	26%
Compensation and related	60.5	52.1	8.4	16%	181.0	157.9	23.1	15%
All other	45.5	45.3	0.2	0%	140.7	140.3	0.4	0%

Total operating expenses	$212.7	$188.2	$24.5	13%	$646.5	$556.5	$90.0	16%

Total operating expenses for the three-month period ended September 30, 2008 increased $24.5 million compared to the same period in 2007. Marketing and distribution expense increased $15.9 million primarily due to increased average money market managed assets in the quarter ended September 30, 2008 as compared to the same period in 2007. Compensation and related expense increased $8.4 million primarily due to a $3.3 million increase in incentive compensation, a $2.5 million increase in regular pay primarily attributable to annual merit adjustments and higher staffing levels and a $1.3 million non-recurring increase in compensation expense related to the payment of Federated’s special dividend on September 15, 2008 for certain unvested restricted stock awards.

Total operating expenses for the nine-month period ended September 30, 2008 increased $90.0 million compared to the same period in 2007. Marketing and distribution expense increased $66.5 million primarily due to increased average money market managed assets in the first nine months of 2008 as compared to the same period in 2007. Compensation and related expense increased $23.1 million in the first nine months of 2008 as compared to the same period in 2007 primarily due to: 1) a $13.4 million increase in incentive compensation, 2) a $5.9 million increase in regular pay primarily attributable to annual merit adjustments and higher staffing levels, 3) a $1.6 million increase in stock-based compensation related to new award grants in 2008 and 4) a $1.3 million non-recurring increase in compensation expense related to the payment of Federated’s special dividend on September 15, 2008 for certain unvested restricted stock awards.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated expects Marketing and distribution expense to continue to increase due to growth and the competitive nature of the mutual fund business. These increases have historically resulted from increases in and/or changes in the mix of assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer Federated’s products to their customers. Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. In the broker/dealer channel, Federated managed $90.2 billion in money market assets for various broker/dealer customers as of September 30, 2008 as compared to $72.3 billion as of September 30, 2007. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers result in a significant portion of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher Marketing and distribution expense per dollar of revenue compared to other distribution channels.

Nonoperating Income (Expenses). Nonoperating expenses, net decreased $3.4 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 due primarily to lower investment losses.

Income Taxes on Continuing Operations. The income tax provision for continuing operations decreased $1.1 million for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to lower income from continuing operations before income taxes ($0.9 million) and a net decrease in state taxes ($0.5 million), comprised of an overall state tax increase ($0.2 million) offset by a nonrecurring decrease related to a third quarter 2008 state tax law change ($0.7 million). The effective tax rate was 37.2% for the three-month period ended September 30, 2008 as compared to 37.3% for the same period in 2007.

The income tax provision for continuing operations increased $3.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to higher income from continuing operations before income taxes ($2.0 million) and an increase in state taxes ($0.7 million), comprised of an overall state tax increase ($1.4 million) offset by a nonrecurring decrease related to a third quarter 2008 state tax law change ($0.7 million). The effective tax rate was 37.7% for the nine-month period ended September 30, 2008 as compared to 37.2% for the same period in 2007.

Income from Continuing Operations. Income from continuing operations decreased $1.5 million for the three-month period ended September 30, 2008 and increased $2.5 million for the nine-month period ended September 30, 2008, as compared to the same periods of 2007, respectively, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for income from continuing operations for the three months ended September 30, 2008 decreased $0.01 as compared to the same period of 2007 primarily as a result of a decrease in income from continuing operations. Diluted earnings per share for income from continuing operations for the nine months ended September 30, 2008 increased $0.06 as compared to the same period of 2007 primarily from the impact of increased income from continuing operations ($0.03), as well as decreased weighted-average shares outstanding ($0.03).

Discontinued Operations. Discontinued operations, net of tax, totaled $2.8 million for the nine months ended September 30, 2008 as a result of the recognition of a $4.8 million gain related to the final payment from the 2006 sale of the Clearing Business. The gain, which was accrued during the second quarter 2008 based on Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business, was received in cash in the third quarter 2008.

Liquidity and Capital Resources

At September 30, 2008, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $82.8 million as compared to $173.4 million at December 31, 2007. As of September 30, 2008, Federated had $180.0 million available for borrowings under its $200 million revolving credit facility and separately, a B-share funding arrangement with an independent third party (see Note (10) and Note (11) to the Consolidated Financial Statements).

Operating Activities. Net cash provided by operating activities totaled $214.7 million for the nine months ended September 30, 2008 as compared to $228.1 million for the same period in 2007. The year-over-year decrease of $13.4 million was primarily due to timing differences of $13.9 million in the cash settlement of assets and liabilities.

Investing Activities. During the nine-month period ended September 30, 2008, Federated used $48.7 million for investing activities, which included $58.0 million in cash paid for acquisitions (see Note (17)(a) to the Consolidated Financial Statements for additional information) and $6.5 million in cash paid for property and equipment, partially offset by $11.0 million from redemptions of securities available for sale, and $4.8 million in cash received for the final payment of the sale of the Clearing Business (see Note (3) to the Consolidated Financial Statements for additional information).

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Financing Activities. During the nine-month period ended September 30, 2008, Federated used $241.5 million for financing activities. Of this amount, Federated paid the following in the first nine months of 2008: (1) $351.2 million in total year-to-date dividends or $0.21, $0.24 and $3.00 per share in the first, second and third quarters of 2008, respectively, to holders of its common shares, (2) $40.1 million to repurchase 1.2 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions, and (3) $29.9 million to pay down nonrecourse debt using cash flows from certain B-share related assets. See Note (11) to the Consolidated Financial Statements for more information on Nonrecourse debt. In addition, Federated received $225.4 million in connection with a new $140 million term loan and borrowings against its $200 million revolving credit facility during the third quarter. Federated repaid $65.4 million of this during the third quarter 2008. See Note (10) to the Consolidated Financial Statements for more information on Recourse debt.

During the third quarter of 2008, the board of directors authorized a new share repurchase program that allows Federated to buy back as many as 5 million additional shares of class B common stock in the future with no stated expiration date. The previous repurchase program has approximately 2.8 million shares remaining and expires at the end of 2008.

On October 23, 2008, the board of directors declared a dividend of $0.24 per share to be paid on November 14, 2008, to shareholders of record as of November 7, 2008.

Financial Position

Deferred sales commissions, net at September 30, 2008 decreased $27.3 million from December 31, 2007 and Long-term debt – nonrecourse at September 30, 2008 decreased $25.8 million from December 31, 2007 in large part as a result of the change in March 2007 from financing to sale treatment accounting for all new sales of Federated’s rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds. In addition, the asset and debt balances are reduced each quarter as amortization of the deferred sales commission asset is recorded and as cash flows from financings prior to March 2007 are recorded, in large part, as a reduction to the nonrecourse debt.

Accrued compensation and benefits at September 30, 2008 decreased $25.8 million from December 31, 2007 primarily due to 2007 accrued incentive compensation being paid in the first nine months of 2008 ($70.7 million), including a one time $15 million payment to certain key employees responsible for investment management of the Federated Kaufmann products in connection with new individual employment contracts signed in the fourth quarter of 2007, partially offset by three quarters of 2008 incentive compensation accruals net of payments being recorded in the first nine months of 2008 ($43.2 million).

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Contractual. On August 19, 2008, Federated entered into a $140 million term loan facility with an option to increase its borrowings to $150 million during the term of the facility upon commitment from the lending banks (Term Loan). The Term Loan requires quarterly principal payments totaling $14 million, $21 million and $28 million in 2009, 2010 and 2011, respectively, and a balloon payment of $77 million when the loan expires on October 31, 2011.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (the Revolver). Federated pays a facility fee, currently 7.5 basis points, based on its credit rating. During the third quarter of 2008, Federated borrowed $85.4 million and subsequently repaid $65.4 million under the Revolver. As of September 30, 2008, Federated had $180 million available for borrowing under its Revolver and subsequently repaid the remaining $20 million on October 15, 2008.

The borrowings under both the Term Loan and the Revolver (collectively, the Credit Facilities) bear interest at the option of Federated at an overnight rate, such as a defined prime rate or the federal funds rate plus a spread, or at a London Interbank Offered Rate plus a spread dependent upon Federated’s credit rating. Under the Credit Facilities, Federated can make cash payments for stock repurchases or shareholder dividend payments as long as cash, cash equivalents or unused borrowing from the Revolver of no less than $10 million is maintained during the payment period and certain other covenants are maintained. Certain subsidiaries entered into Continuing Agreements of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Facilities. The Credit Facilities include financial and non-financial covenants.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

As part of the MDT Acquisition, Federated is required to make annual contingent purchase price payments based upon growth in Federated MDTA LLC net revenues over a three-year period. The first contingent purchase price payment of $43.3 million, which was recorded as goodwill in the second quarter of 2007, was paid in the third quarter of 2007. The second annual contingent purchase price payment of $40.9 million, which was recorded as goodwill, was paid in the third quarter of 2008. The final contingent purchase price payment, which could total up to $43.3 million, is payable in the third quarter 2009 and will be recorded as additional goodwill at the time the contingency is resolved.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. At current asset levels, these payments would approximate $49 million over the remaining two-year period, which includes a $10 million lump-sum payment in 2010. As of September 30, 2008, $9.7 million was accrued in Other current liabilities and recorded as Goodwill. This contingent payment is expected to be made in the second quarter of 2009.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2008, $1.2 million related to the second semi-annual contingent purchase price payment was accrued in Other current liabilities and will be paid in the fourth quarter of 2008. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, some of which are contingent upon the successful closing of certain recently signed acquisitions, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2008, excluding the impact of the incentive compensation opportunities related to the newly created Federated Kaufmann Large Cap Fund (the New Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $76.1 million, of which $11.8 million is payable in 2009 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the New Fund Bonus due to the low level of assets in that fund at September 30, 2008 and the wide range of possible growth-rate scenarios.

Pursuant to other acquisition agreements or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the nine months ended September 30, 2008 and 2007, these fee reductions were approximately $3 million.

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

The Consolidated Financial Statements for the nine-month periods ended September 30, 2008 and 2007 reflect $5.9 million and $3.4 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

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

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, funding business acquisitions, paying incentive and base compensation, repaying recourse debt obligations, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters described above regarding past mutual fund trading issues and legal proceedings could result in payments which may have a material impact on Federated’s liquidity, capital resources and results of operations. Management believes Federated’s existing liquid assets, together with the expected continuing cash flow from operations, its remaining borrowing capacity under the Revolver, the current B-share funding arrangement and its ability to issue stock and obtain additional financing arrangements will be sufficient to meet its present and reasonably foreseeable cash needs.

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

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and is currently evaluating the impact SFAS 141(R) will have on the accounting for Federated’s future business combinations.

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

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, on information from third-party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.

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

Risk Factors

Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of mutual funds and separate accounts with other independent fund management companies, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, marketing and distribution services offered, the range of products offered and fees charged.

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

A significant portion of Federated’s revenue is derived from providing mutual funds to the wealth management and trust market, comprising approximately 1,500 banks and other financial institutions. Future profitability of Federated will be affected by its ability to retain its share of this market, and could also be adversely affected by consolidations occurring in the banking industry, as well as regulatory changes.

Potential Adverse Effects of Changes in our Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Two intermediary customers, Edward D. Jones & Co., L.P. and the Bank of New York Mellon Corporation (including its Pershing subsidiary and other assets from the Bank of New York Mellon Corporation), accounted for a total of approximately 30% of Federated’s total revenue for both the third quarter of 2008 and the first nine months of 2008. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will persist over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expect such costs to continue to increase due to growth and the competitive nature of the mutual fund business. Higher distribution costs reduce Federated’s operating and net income.

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns, including disruptions in securities and credit markets, may adversely affect the profitability and performance of, demand for and investor confidence in Federated’s investment products and services. The ability of Federated to compete and grow is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. In the event of extreme circumstances, including economic, political, or business crises, Federated may suffer significant redemptions in assets under management causing severe liquidity issues in its short-term sponsored investment products and declines in the value of and returns on assets under management, all of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Likewise, a service provider or vendor of Federated could also be adversely affected by the crises described above. It is not possible to predict with certainty the extent to which the services or products Federated receives from such service provider or vendor would be interrupted or affected by such situations. Accordingly, there can be no assurance that potential service interruption or Federated’s ability to find a suitable replacement would not have a material adverse effect on Federated’s reputation, financial position, results of operations or liquidity.

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 58% of Federated’s revenue in the first nine months of 2008 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

$1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

No Assurance of Access to Sufficient Liquidity. From time to time, Federated’s operations may require more cash than is then available from operations. In these circumstances, it may be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated equity or debt securities. Federated’s ability to raise additional capital in the future will be affected by several factors including Federated’s creditworthiness, the market value of Federated’s common stock, as well as general market conditions. There can be no assurance that Federated will be able to obtain these funds and financing on acceptable terms, if at all.

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

Potential Adverse Effects on Money Market and Other Fixed-Income Assets Resulting From Changes in Interest Rates. Approximately 58% and 10% of Federated’s revenue in the first nine months of 2008 was from managed assets in money market and fixed-income products, respectively. These assets are largely from institutional investors. In a rising short-term interest rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market portfolios and from other fixed-income products. Federated has been actively diversifying its products to expand its managed assets in equity products, which may be less sensitive to interest rate increases. There can be no assurance that Federated will be successful in these diversification efforts.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 14% of Federated’s total revenue for the first nine months of 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). A significant decline in the assets under management in this fund could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Board of Governors of the Federal Reserve System, U.S. Department of Treasury and the New York Stock Exchange (the “NYSE”). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated. From time to time, the Federal securities

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently pending legislation could impose additional requirements and restrictions on, or otherwise affect the operations of, Federated and/or the Federated Funds. In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting the mutual fund industry are likely to occur.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s State Tax Liability. Over the past few years, various service industries, including mutual fund service providers, have been the subject of changes in tax policy that impact their state tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company’s activities that subject it to tax in a state, (2) a change in the methodology by which multi-state companies apportion their income between states, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional states effect similar changes, there could be a material adverse effect on Federated’s tax liability and effective tax rate and, as a result, net income.

Operational Risks. Operational risks include, but are not limited to, improper or unauthorized execution and processing of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in our internal control processes and noncompliance with regulatory requirements. Management relies on its employees and systems to comply with established procedures, controls and regulatory requirements. Breakdown or improper use of systems, human error or improper action by employees, or noncompliance with regulatory rules could cause material adverse effects on Federated’s reputation, financial position, results of operations and/or liquidity.

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

Impairment Risk. At September 30, 2008, Federated had intangible assets totaling $66.2 million on its Consolidated Balance Sheet, all of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.

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

Potential Adverse Effects of Reputational Harm. Any material losses in client or shareholder confidence in Federated or in the mutual fund industry as a result of pending litigation, previously settled governmental inquiries, economic or financial market downturns or disruptions or other matters could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues.

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

Market Risk - Investments. Federated’s short-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At September 30, 2008, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($4.4 million) and primarily investment-grade debt securities held by certain sponsored products ($2.0 million). Management considered a hypothetical 200 basis point fluctuation in interest rates and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. At September 30, 2008, Federated was exposed to price risk as a result of its $10.9 million investment primarily in sponsored fluctuating-value mutual funds. Federated’s investment in these products represents its maximum exposure to loss. Management considered a hypothetical 20% fluctuation in market value and determined that the impact of such a fluctuation on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (17)(c) and Note (17)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 1A. Risk Factors

(Unaudited)

A complete listing of Federated’s risk factors is included herein under the section entitled “Risk Factors” under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management has added the following risk factors: “Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value” and “No Assurance of Access to Sufficient Liquidity.” These additions are enhancements of the risks previously disclosed and management does not consider them to be material changes from the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July[2]	4,234	$2.41	0	2,812,319
August[2]	959	0	0	7,812,319
September[3]	68,703	22.15	50,000	7,762,319

Total	73,896	$20.74	50,000	7,762,319

[1]

Federated’s existing current share repurchase program was announced in July 2006, whereby the board of directors authorized management to purchase up to 7.5 million shares of Federated Class B common stock through December 31, 2008. In August 2008, the board of directors authorized management to purchase up to an additional 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of September 30, 2008.

[2]	In both July 2008 and August 2008, all shares of restricted stock were repurchased in connection with employee separations.
[3]	In September 2008, 18,703 shares of restricted stock with a weighted-average price of $2.86 per share were repurchased in connection with employee separations.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

No matters have been submitted to a vote of security holders during the period covered by this report.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 2.1 – Definitive Agreement between Federated Investors, Inc. and David W. Tice & Associates, LLC dated as of July 14, 2008 (filed herewith)1

Exhibit 2.2 – Definitive Agreement between Federated Investors, Inc. and Clover Capital Management, Inc. dated as of September 12, 2008 (filed herewith) 1

Exhibit 10.1 – $140,000,000 Term Loan Facility Credit Agreement, dated as of August 19, 2008, by and among Federated Investors, Inc. and the banks set forth therein and PNC Bank, National Association (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

[1]	Schedules or similar attachments to these exhibits shall be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	October 24, 2008	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 24, 2008	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer