Form 10-K
period 2008-12-31
FEDERATED INVESTORS INC /PA/
filed 2009-02-20
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $3.0 billion, based on the last reported sales price of $34.42 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 18, 2009, was 9,000 and 102,268,207, respectively.

Documents incorporated by reference:

Selected portions of the 2008 Annual Report to Shareholders – Part I, Part II and Part IV of this Form 10-K.

Selected portions of the 2009 Information Statement – Part III of this Form 10-K.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest mutual fund managers in the United States with $407.3 billion in assets under management at December 31, 2008.

Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products). Federated’s principal source of revenue is investment advisory fee income earned by various subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940. Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the assets under management of the investment product.

Federated provided investment advisory services to 158 Federated-sponsored funds (the Federated Funds) as of December 31, 2008. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (Investment Company Act) and under applicable federal laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the Investment Company Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice to the investment adviser.

Of the 158 Federated Funds as of December 31, 2008, Federated’s investment advisory subsidiaries managed 50 money market funds totaling $327.3 billion in assets, 51 fixed-income funds with $19.3 billion in assets and 57 equity funds with $17.5 billion in assets.

As of December 31, 2008, Federated provided investment advisory services to $43.2 billion in Separate Account assets. These Separate Accounts represent assets of high-net-worth individuals, government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on assets under management pursuant to investment advisory agreements that may be terminated at any time.

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

Total Managed Assets (composed of Federated Funds and Separate Accounts) represent the balance of assets under management at a point in time. Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Type

	As of December 31,			Growth Rate
(dollars in millions)	2008	2007	2006	3 Yr. CAGR[1]	2008
Money Market	$355,658	$236,630	$173,644	30%	50%
Equity	26,661	42,162	40,894	(4)%	(37)%
Fixed-Income	24,991	22,824	22,902	3%	9%

Total Managed Assets	$407,310	$301,616	$237,440	24%	35%

1	Compound Annual Growth Rate

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

Average Managed Assets by Asset Type

	Year ended December 31,			Growth Rate
(dollars in millions)	2008	2007	2006	3 Yr. CAGR[1]	2008
Money Market	$283,901	$199,673	$163,901	25%	42%
Equity	34,363	42,443	34,542	6%	(19)%
Fixed-Income	24,257	22,939	22,259	0%	6%

Total Average Managed Assets	$342,521	$265,055	$220,702	20%	29%

1	Compound Annual Growth Rate

Changes in Federated’s average asset mix year-over-year across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management-fee rate than fixed-income and money market products. Likewise, mutual fund products typically earn a higher management-fee rate than Separate Accounts. Additionally, certain components of Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays a larger portion of the revenue earned from managed assets in money market funds than equity or fixed-income funds.

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			Growth Rate
(dollars in thousands)	2008	2007	2006	3 Yr. CAGR[1]	2008
Investment advisory fees, net	$775,381	$726,459	$614,436	11%	7%
Administrative service fees, net	222,053	171,847	147,865	18%	29%
Other service fees, net	221,327	223,761	210,082	7%	(1)%
Other, net	4,919	5,577	6,475	(12)%	(12)%

Total revenue	$1,223,680	$1,127,644	$978,858	11%	9%

1	Compound Annual Growth Rate

As of December 31, 2008, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 61% of Federated’s total revenue for 2008 was attributable to money market assets. A significant change in Federated’s money market business due to regulatory changes, financial market crises, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and potential resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets in 2008. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $327 billion in money market fund assets at December 31, 2008, $214 billion or 65% were invested in government agency and treasury funds. Reflecting increased demand in the market for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and fee waivers have been used to maintain positive or zero net yields.

During 2008, fee waivers to maintain positive or zero net yields totaled $3.6 million and were offset by a related reduction in Marketing and distribution expenses of $1.9 million such that the net impact to Federated was $1.7 million in reduced operating income. Management expects these waivers to increase in 2009 and such increases in fee waivers will negatively impact Federated’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes. Variables include available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Revenue concentration by product – Approximately 13% of Federated’s total revenue for 2008 was derived from services provided to one sponsored fund (the Federated Kaufmann Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s results of operations.

Revenue concentration by customer – Two intermediary customers, Edward Jones and the Bank of New York Mellon Corporation (including its Pershing subsidiary and other assets from the Bank of New York Mellon Corporation), accounted for approximately 12% and 19%, respectively, of Federated’s total revenue for 2008. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding material reductions to Marketing and distribution expenses associated with such intermediaries.

Federated’s revenues from domestic and foreign operations over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			Growth Rate
(dollars in thousands)	2008	2007	2006	3 Yr. CAGR[1]	2008
Domestic	$1,178,508	$1,084,985	$943,014	11%	9%
Foreign	45,172	42,659	35,844	10%	6%

Total revenue	$1,223,680	$1,127,644	$978,858	11%	9%

1	Compound Annual Growth Rate

Investment Products

Federated offers a wide range of products, including money market, equity and fixed-income investments. Federated’s mix includes products that Federated expects to be in demand under a variety of economic and market conditions. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.

Federated is one of the largest U.S. managers of money market assets, with $355.7 billion in such assets under management at December 31, 2008. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 30 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($232.6 billion); prime corporate ($87.4 billion); and tax free ($35.7 billion).

In recent years, Federated has emphasized growth of its equity business as an important component of its overall growth strategy and has broadened its range of equity investment products. Equity assets total $26.7 billion at December 31, 2008 and are managed across a wide range of styles including small-mid cap growth ($8.2 billion); core equity ($6.3 billion); flexible ($3.4 billion); large-cap value ($2.9 billion); equity income ($1.9 billion); international/global ($1.6 billion); and mid-large cap growth ($0.7 billion). Federated also manages assets in equity index funds ($1.1 billion) and balanced and asset allocation funds ($0.6 billion). These asset allocation funds may include fixed-income assets.

Federated’s fixed-income assets total $25.0 billion at December 31, 2008 and are managed in a wide range of sectors including multi-sector ($7.4 billion); U.S. government ($4.4 billion); mortgage-backed ($4.1 billion); municipal ($3.1 billion); U.S. corporate ($2.7 billion); international/global ($1.9 billion); and high-yield ($1.4 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet their investment needs.

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

Distribution Channels

Federated’s distribution strategy is to provide products geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to nearly 5,400 institutions and intermediaries including corporations, government entities, insurance companies, foundations and endowments, banks and broker/dealers. Federated uses its trained sales force of approximately 190 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are distributed in three principal markets: the wealth management and trust market, the broker/dealer market and the global institutional market. The following chart shows Federated Managed Assets by market for the dates indicated:

Managed Assets by Market

	As of December 31,			Growth Rate
(dollars in millions)	2008	2007	2006	3 Yr. CAGR[1]	2008
Wealth Management & Trust	$233,444	$143,881	$106,350	30%	62%
Broker/Dealer[2]	121,073	114,854	97,370	13%	5%
Global Institutional[2]	41,453	30,830	26,496	31%	34%
Other	11,340	12,051	7,224	23%	(6)%

Total Managed Assets	$407,310	$301,616	$237,440	24%	35%

1	Compound Annual Growth Rate
2	Federated’s market definitions changed as of April 1, 2008. Certain items previously reported have been reclassified to conform with the current year’s presentation.

Wealth Management & Trust, Global Capital Markets and Institutional Cash. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds over 30 years ago, and has since expanded our services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all these types of firms use a broad range of Federated’s equity and fixed-income funds to invest the assets over which they have discretion. Federated also supports our clients’ asset allocation programs through Federated’s PRISM® series, which is comprised of asset allocation models.

The majority of Federated’s Managed Assets from the wealth management channel are invested in money market funds. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income mutual funds and Separate Accounts structured for the wealth management and trust market. In addition to bank trust departments and registered investment advisory firms, Federated provides products and services to capital markets clients (institutional brokerages generally within banks) and directly to cash management and treasury departments at major corporations and government entities. Assets from these clients totaled $98.2 billion, nearly all of which was in money market assets as of December 31, 2008.

Federated employs dedicated sales forces backed by experienced support staffs to offer products and services to each of the above sub-categories of the wealth management and trust market. As of December 31, 2008, Managed Assets in this market included $221.8 billion in money market assets, $8.1 billion in fixed-income assets and $3.5 billion in equity assets.

Broker/Dealer Market. Federated distributes its products in this market through a large, diversified group of approximately 2,400 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2008, Managed Assets in the broker/dealer market included $96.5 billion in money market assets, $16.2 billion in equity assets and $8.4 billion in fixed-income assets.

Global Institutional Market. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of global institutional customers: corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. Federated includes institutional assets gathered in the U.S. in this market, as well as assets gathered from customers outside the U.S. through Federated Investors (U.K.) Ltd. and Federated Asset Management GmbH. As of December 31, 2008, Managed Assets in the global institutional market included $30.6 billion in money market assets, $8.0 billion in fixed-income assets and $2.9 billion in equity assets.

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2008, there were over 8,000 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions, hedge funds and exchange traded funds.

Competition for sales of investment products is influenced by various factors, including investment performance, in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.

Recent Material Business Combinations

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (collectively, the Prudent Bear Funds) with $1.1 billion and $0.4 billion in assets under management, respectively, as of December 5, 2008. In connection with the acquisition, the assets in the Prudent Bear Funds were transitioned into the newly created Federated Prudent Bear Fund and the Federated Prudent Global Income Fund. The addition of the Prudent Bear Funds complements Federated’s existing alternative investment products as well as other core offerings as part of an investor’s overall investment strategy. The initial purchase price for the transaction was $43 million. As of December 31, 2008, Federated incurred $0.7 million in transaction costs directly attributable to the acquisition of the Prudent Bear Funds. As part of the Prudent Bear Acquisition, Federated is required to make additional purchase price payments based upon certain revenues growth targets over the next four years. In light of these potential contingent purchase price payments and due to the fact that the fair value of the identifiable intangible assets exceeded the upfront costs of the acquisition, based on the preliminary results of this valuation, Federated recognized the excess fair value over cost as a liability for future contingent consideration ($4.6 million) as of the date of the acquisition and was recorded in Other long-term liabilities – affiliates on the Consolidated Balance Sheet at December 31, 2008. As such, the payment of any contingent purchase price, which could aggregate as much as $99.5 million, will be recorded at the time the contingency is resolved first as a reduction to the liability and then as goodwill.

Also in the fourth quarter 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc. (Clover Capital), a Rochester, New York-based investment manager that specializes in value investing. Clover Capital managed approximately $2.1 billion in assets as of December 1, 2008, consisting primarily of Separate Accounts. The addition of Clover Capital results in a suite of traditional value investment offerings for Federated’s clients. The initial purchase price for the transaction was $30 million. As of December 31, 2008, Federated incurred $0.4 million in transaction costs directly attributable to the acquisition of Clover Capital. The acquisition agreement provides for additional purchase price payments based upon growth in revenues over the next five years. The additional purchase price payments, which could aggregate as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved.

See Note (3) to the Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this Form 10-K for additional information on these acquisitions.

Federated continues to look for new alliances and acquisition opportunities.

Regulatory Matters

Substantially all aspects of Federated’s business are subject to federal and state regulation and, to the extent operations take place outside the United States, the regulations of foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registration, including broker/dealer licenses and registrations and transfer agent registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated’s advisory companies are registered with the Securities and Exchange

Commission (the SEC) under the Investment Advisers Act of 1940 and with certain states. All of the U.S. mutual funds managed, distributed, and administered by Federated are registered with the SEC under the Investment Company Act. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act) and with various states and are members of the Financial Industry Regulatory Authority (FINRA). Their activities are regulated by the SEC, FINRA and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the SEC pursuant to the Exchange Act. Two other subsidiaries are registered with the SEC as transfer agents. One subsidiary is regulated by the Pennsylvania Department of Banking. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently pending legislation could impose additional requirements and restrictions on, or otherwise affect the operations of, Federated and/or the Federated Funds. In addition, during the past few years the SEC, FINRA and the New York Stock Exchange have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur.

Recent recommendations for regulatory reform and other actions that could result in a material adverse effect on Federated’s business of managing money market funds include the imposition of banking regulations on investment advisers, the creation of net capital requirements for investment advisers and/or a change in the rules governing money market mutual fund net asset value calculations including the use of amortized cost accounting that results in fluctuating net asset values for money market mutual funds.

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

Employees

At December 31, 2008, Federated employed 1,381 persons. Federated considers its relationships with its employees to be satisfactory.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and the 2008 Annual Report to Shareholders, including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; insurance recoveries; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; the possibility that money market funds may close to new and/or existing shareholders or their shareholders may become subject to an interim cash management fee; government programs relating to money market funds; sale of B-share related revenue streams; possible impairment charges and the various items set forth under the section entitled “Risk Factors” constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to keep money market fund products open to new and/or existing shareholders and to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism, the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future.

Executive Officers

The following section sets forth certain information regarding the executive officers of Federated as of February 20, 2009:

Name	Position	Age
John F. Donahue	Chairman and Director	84

J. Christopher Donahue	President, Chief Executive Officer and Director	59

Brian P. Bouda	Vice President and Chief Compliance Officer	61

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	50

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	52

Eugene F. Maloney	Vice President and Executive Vice President, Federated Investors Management Company	63

Denis McAuley III	Vice President, Principal Accounting Officer, President of Federated Shareholder Services Company and President of Federated Investors Trust Company	62

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	70

Thomas E. Territ	Vice President and President, Federated Securities Corp.	49

*	Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Ltd., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated’s initial public offering in May 1998. He is a director or trustee of 45 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President of 41 investment companies managed by subsidiaries of Federated. He is also director or trustee of 45 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer.

Mr. Brian P. Bouda has served as Vice President of Federated Services Company since 1999. Mr. Bouda has been Vice President of Federated, Chief Compliance Officer of Federated and for each of Federated’s subsidiaries and Chief Compliance Officer of the investment companies managed by subsidiaries of Federated since 2004.

Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. He is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated.

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

Mr. Eugene F. Maloney has served as Vice President of Federated since 1998. He is Executive Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Mr. Maloney provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

Mr. Denis McAuley III has served as Vice President of Federated since 1998 and as Principal Accounting Officer of Federated since 2001. He also serves as President of Federated Investors Trust Company, as President of Federated Shareholder Services Company and as Senior Vice President, Treasurer or Assistant Treasurer for various subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.

Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. Mr. McGonigle is also Secretary of 45 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 44 of those registered investment companies.

Mr. Thomas E. Territ has served as Vice President of Federated since 2006. He is President of Federated Securities Corp., a wholly owned subsidiary of Federated. As President of Federated Securities Corp., Mr. Territ is responsible for the marketing and sales efforts of Federated. Mr. Territ had previously served as Senior Vice President of Federated Securities Corp. since 1995, and held the position of National Sales Director for several of Federated’s sales divisions during that time.

Available Information

Federated makes available, free of charge on its website, FederatedInvestors.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after Federated electronically files such material with or furnishes to the SEC.

Federated will also provide, free of charge, a copy of the company’s most recent annual report on Form 10-K upon written request. Send requests to: Corporate Communications, Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

The public may read and copy any materials Federated files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Other Information

All other information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Income and Notes to the Consolidated Financial Statements (including, but not limited to Note (5), Concentration Risk) and is incorporated herein by reference.

ITEM 1A – RISK FACTORS

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and is incorporated herein by reference.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Federated’s facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated’s headquarters are located in the Federated Investors Tower, where Federated occupies approximately 259,000 square feet. As of December 31, 2008, Federated leased approximately 99,000 square feet at the Pittsburgh Office and Research Park, and has signed a lease for approximately 94,000 square feet at the Ericsson Campus location in Warrendale, Pennsylvania. Federated will occupy the Warrendale office space in the first quarter 2009 upon expiration of the Pittsburgh Office and Research Park lease. Federated also leases an aggregate of approximately 25,000 square feet at other locations in the Pittsburgh area. Federated maintains office space in Frankfurt, Germany for certain international initiatives; in Rochester, New York and New York, New York, where Federated Global Investment Management Corp. conducts its business; and in Boston, Massachusetts, where Federated MDTA LLC is located.

ITEM 3 – LEGAL PROCEEDINGS

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and under the caption Notes to the Consolidated Financial Statements – Note (22) – Commitments and Contingencies – (c) Past Mutual Fund Trading Issues and Related Legal Proceedings and (d) Other Legal Proceedings and is incorporated herein by reference.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2008. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (12) and Note (16) to the Consolidated Financial Statements incorporated by reference in Part II, Item 8 of this Form 10-K.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	11,999	$2.60	0	7,762,319
November	60,000	18.80	60,000	7,702,319
December[3]	14,701	11.36	10,000	5,000,000

Total	86,700	$15.30	70,000	5,000,000

[1]

The share repurchase program in effect at December 31, 2008 was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. On December 31, 2008, a July 2006 board-approved repurchase program expired with Federated having repurchased 4.8 million shares of 7.5 million authorized. No other plans have expired or have been terminated during the fourth quarter 2008.

[2]	In October 2008, all shares of restricted stock were repurchased in connection with employee separations.
[3]	In December 2008, 4,701 shares of restricted stock were returned to Federated in connection with employee separations. Federated did not pay to reacquire these shares.

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s 500 ® Index (S&P 500 Index), and to a Peer Group Index of publicly traded asset management firms for the five-year period ending on December 31, 2008. The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2003. Total return includes reinvestment of all dividends. According to Standard & Poor’s, the S&P 500 Index is a market-value-weighted index of 500 stocks that tend to be the leading companies in leading industries within the U.S. economy. As a member of the S&P 500 Index, Federated is required to include this comparison. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Federated	104.98	130.26	121.22	150.92	70.27

S&P 500 ® Index	110.88	116.33	134.70	142.10	89.53

Peer Group *	133.60	169.05	204.44	241.04	131.11

*	The following companies are included in the Peer Group: Affiliated Managers Group, Inc.; Eaton Vance Corp.; Franklin Resources, Inc.; T. Rowe Price Group, Inc.; and Waddell & Reed Financial, Inc.

All other information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements (including, but not limited to Note (12), Recourse Debt and Note (24), Supplementary Quarterly Financial Data (Unaudited)) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the caption Selected Consolidated Financial Data and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

All other information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the caption Management’s Assessment of Internal Control Over Financial Reporting and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for its 2009 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section Executive Officers.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2009 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding Federated’s share-based compensation as of December 31, 2008:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	4,080,607	$26.35	3,759,463
Not approved by shareholders	0	0	0

Total	4,080,607	$26.35	3,759,463

All other information required by this Item is contained in Federated’s Information Statement for the 2009 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Federated’s Information Statement for the 2009 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2009 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2008 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

(a)(3) Exhibits:

The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.04	Sale, Purchase and Put/Call Agreement dated as of May 11, 2006, among Federated Investors, Inc., MDTA LLC, HBSS Acquisition Co. and the Selling Parties (incorporated by reference to Exhibit 2.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

2.05	Definitive Agreement between Federated Investors, Inc. and David W. Tice & Associates, LLC dated as of July 14, 2008 (incorporated by reference to Exhibit 2.1 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.06	Definitive Agreement between Federated Investors, Inc. and Clover Capital Management, Inc. dated as of September 12, 2008 (incorporated by reference to Exhibit 2.2 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.07	Amendment No. 1 dated as of December 1, 2008 to the Asset Purchase Agreement dated as of September 12, 2008, among Federated Investors, Inc. and Clover Capital Management Inc. (filed herewith)

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.06	Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.09	Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

10.10	Federated Investors Program Fee Agreement, dated as of October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

10.11	Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.18	Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20	Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.33	Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002, between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.39	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.43	Federated Investors, Inc. Annual Incentive Plan, amended as of February 5, 2004 (incorporated by reference to Exhibit 10.1 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.44	Federated Investors, Inc. Stock Incentive Plan, amended as of April 19, 2004 (incorporated by reference to Exhibit 10.2 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.45	Agreement with Boston Financial Data Services (incorporated by reference to Exhibit 10.1 to the June 30, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.49	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.50	Amendment dated June 29, 2005 to the definitive agreement between Federated Investors and Alliance Capital Management L.P. dated October 28, 2004 and filed as Exhibit 10.46 to Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 (incorporated by reference to Exhibit 10.1 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.51	Amendment dated June 30, 2005 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.2 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.52	Amendment dated June 30, 2005 to the Federated Program Master Agreement, dated as of October 24, 1997, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors Inc., Wilmington Trust Company, Putnam Lovell Finance, L.P., Putnam, Lovell NBF Securities Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.3 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.54	Agreement, effective March 13, 2006, by and among Federated Investors, Inc., Federated Investment Management Company, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Advisory Services Company, Passport Research Ltd., Federated Equity Management Company of Pennsylvania, Passport Research II, Ltd. and Keith M. Schappert (incorporated by reference to Exhibit 10.1 to the March 16, 2006 Report on Form 8-K (File No. 001-14818))

10.55	Asset Purchase Agreement dated as of February 15, 2006, by and between Matrix Settlement & Clearing Services, LLC and Edgewood Services, Inc. (incorporated by reference to Exhibit 10.1 to the March 31, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.56	Federated Investors, Inc. Stock Incentive Plan most recently amended as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.58	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of October 26, 2006 (incorporated by reference to Exhibit 10.2 to the September 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.59	Credit Agreement, dated as of October 31, 2006, by and among Federated Investors, Inc., certain of its subsidiaries, the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-14818))

10.60	Amendment dated December 29, 2006 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-14818))

10.61	Agreement, effective March 1, 2007, by and among Federated, Federated Investors Management Company, as transferor, Federated Securities Corp., as distributor, principal shareholder servicer and servicer, Federated Funding 1997-1, Inc., as Seller, Citibank, N.A., as purchaser, and Citicorp North America, Inc., as Program Agent (incorporated by reference to Exhibit 10.1 to the March 7, 2007 Report on Form 8-K (File No. 001-14818))

10.62	Definitive Agreement between Federated Investors, Inc. and Rochdale Investment Management, LLC dated as of April 20, 2007 (incorporated by reference to Exhibit 10.1 to the June 30, 2007 Quarterly Report on Form 10-Q (File No. 001-14818))

10.63	Federated Investors, Inc. Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the June 30, 2007 Quarterly Report on Form 10-Q (File No. 001-14818))

10.64	$140,000,000 Term Loan Facility Credit Agreement, dated as of August 19, 2008, by and among Federated Investors, Inc. and the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

10.65	Form of Restricted Stock Program Award Agreement (Filed herewith)

13.01	Selected Portions of 2008 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(b) Exhibits:

See (a)(3) above.

(c) Financial Statement Schedules:

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 20, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 20, 2009
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 20, 2009
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer	February 20, 2009
Thomas R. Donahue

/s/ Michael J. Farrell	Director	February 20, 2009
Michael J. Farrell

/s/ David M. Kelly	Director	February 20, 2009
David M. Kelly

Signature	Title	Date

/s/ Denis McAuley III	Principal Accounting Officer	February 20, 2009
Denis McAuley III

/s/ John W. McGonigle	Director	February 20, 2009
John W. McGonigle

/s/ James L. Murdy	Director	February 20, 2009
James L. Murdy

/s/ Edward G. O’Connor	Director	February 20, 2009
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description
2.07	Amendment No. 1 dated as of December 1, 2008 to the Asset Purchase Agreement dated as of September 12, 2008, among Federated Investors, Inc. and Clover Capital Management Inc. [1]

10.65	Form of Restricted Stock Program Award Agreement

13.01	Selected Portions of 2008 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	The schedule to this exhibit shall be furnished supplementally to the SEC upon request.