Form 10-Q
period 2009-03-31
FEDERATED INVESTORS INC /PA/
filed 2009-05-04
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 27, 2009, the Registrant had outstanding 9,000 shares of Class A Common Stock and 102,857,343 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to acquisition agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; insurance recoveries; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; the possibility that money market funds may close to new and/or existing shareholders or their shareholders may become subject to an interim cash management fee; government programs relating to money market funds; sale of B-share related revenue streams; possible impairment charges and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to keep money market fund products open to new and/or existing shareholders and to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands) (unaudited)	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$51,621	$45,438
Investments	19,604	13,209
Receivables – affiliates	20,315	21,049
Receivables – other, net of reserve of $265 and $247, respectively	3,176	2,829
Accrued revenue – affiliates	2,291	2,277
Accrued revenue – other	4,900	7,056
Prepaid expenses	10,255	11,324
Current deferred tax asset, net	9,546	9,600
Other current assets	3,846	4,050

Total current assets	125,554	116,832

Long-Term Assets
Goodwill	540,431	534,100
Customer-relationship intangible assets, net	91,424	111,503
Other intangible assets, net	11,231	11,718
Deferred sales commissions, net of accumulated amortization of $179,044 and $175,369, respectively	25,561	30,261
Property and equipment, net of accumulated depreciation of $36,078 and $37,644, respectively	27,864	29,389
Other long-term assets	12,293	12,807

Total long-term assets	708,804	729,778

Total assets	$834,358	$846,610

LIABILITIES
Current Liabilities
Accrued compensation and benefits	$25,428	$59,487
Accounts payable and accrued expenses – affiliates	4,834	4,949
Accounts payable and accrued expenses – other	65,480	60,931
Income taxes payable	23,878	202
Short-term debt – recourse	44,098	51,071
Other current liabilities	49,071	41,198

Total current liabilities	212,789	217,838

Long-Term Liabilities
Long-term debt – recourse	120,750	126,000
Long-term debt – nonrecourse	25,450	30,497
Long-term deferred tax liability, net	22,868	31,648
Other long-term liabilities – affiliates	1,620	7,213
Other long-term liabilities – other	8,869	8,844

Total long-term liabilities	179,557	204,202

Total liabilities	392,346	422,040

Commitments and contingencies (Note (16))

EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	202,823	198,441
Retained earnings	1,028,244	1,028,928
Treasury stock, at cost, 26,658,113 and 27,242,712 shares Class B common stock, respectively	(793,394)	(804,481)
Accumulated other comprehensive income, net of tax	552	297

Total Federated Investors shareholders’ equity	438,414	423,374
Noncontrolling interest in subsidiaries	3,598	1,196

Total equity	442,012	424,570

Total liabilities and equity	$834,358	$846,610

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)	Three Months Ended March 31,
	2009	2008
Revenue
Investment advisory fees, net-affiliates	$176,113	$178,218
Investment advisory fees, net-other	14,356	16,777
Administrative service fees, net-affiliates	66,945	50,715
Other service fees, net-affiliates	48,953	55,839
Other service fees, net-other	2,379	1,877
Other, net	1,897	2,267

Total revenue	310,643	305,693

Operating Expenses
Marketing and distribution	122,306	107,626
Compensation and related	66,227	61,463
Professional service fees	10,007	8,598
Office and occupancy	6,666	6,111
Systems and communications	6,428	5,933
Advertising and promotional	2,650	3,676
Travel and related	2,443	2,925
Amortization of deferred sales commissions	4,873	9,361
Intangible asset impairment and amortization	20,730	4,745
Other	8,264	4,311

Total operating expenses	250,594	214,749

Operating income	60,049	90,944

Nonoperating Income (Expenses)
Dividend income	208	1,492
Interest income	42	109
Loss on securities, net	(652)	(323)
Debt expense – recourse	(1,112)	(96)
Debt expense – nonrecourse	(432)	(872)
Other, net	20	(49)

Total nonoperating (expenses) income, net	(1,926)	261

Income before income taxes	58,123	91,205
Income tax provision	20,654	34,000

Net income	$37,469	$57,205
Less: Net income attributable to the noncontrolling interest in subsidiaries	2,334	1,386

Net income attributable to Federated Investors, Inc.	$35,135	$55,819

Earnings per share
Basic common earnings per share	$0.34	$0.55

Diluted common earnings per share	$0.34	$0.54

Cash dividends per share	$0.24	$0.21

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity

(dollars in thousands) (unaudited)	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Noncontrolling Interest in subsidiaries	Total Equity
Balance at December 31, 2007	$176,889	$679	$1,189,516	$(793,948)	$879	$3,572	$577,587
Net Income	0	0	55,819	0	0	1,386	57,205
Other comprehensive income, net of tax:
Reclassification adjustment, net of unrealized gain [1]	0	0	72	0	(204)	0	(132)
Foreign currency translation[2]	0	0	0	0	260	0	260

Comprehensive Income							57,333

Additional investments	0	0	0	0	0	486	486
Deconsolidation	0	0	0	0	0	(2,687)	(2,687)
Amortization of share-based compensation plans	3,524	0	0	0	0	0	3,524
Restricted stock activity	496	(772)	(2,676)	3,448	0	0	496
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(21,242)	0	0	(1,342)	(22,584)
Exercise of stock options	250	93	(9)	255	0	0	589
Purchase of treasury stock	0	0	0	(2,058)	0	0	(2,058)

Balance at March 31, 2008	$181,159	$0	$1,221,480	$(792,303)	$935	$1,415	$612,686

Balance at December 31, 2008	$198,630	$0	$1,028,928	$(804,481)	$297	$1,196	$424,570
Net Income	0	0	35,135	0	0	2,334	37,469
Other comprehensive income, net of tax:
Reclassification adjustment, net of unrealized loss [1]	0	0	(116)	0	250	0	134
Foreign currency translation[2]	0	0	0	0	5	19	24

Comprehensive Income							37,627

Additional investments	0	0	0	0	0	2,594	2,594
Deconsolidation	0	0	0	0	0	(423)	(423)
Amortization of share-based compensation plans	5,615	0	0	0	0	0	5,615
Restricted stock activity	(1,353)	(79)	(11,090)	11,469	0	0	(1,053)
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(24,439)	0	0	(2,122)	(26,561)
Exercise of stock options	120	79	(142)	684	0	0	741
Purchase of treasury stock	0	0	0	(1,066)	0	0	(1,066)
Other	0	0	(32)	0	0	0	(32)

Balance at March 31, 2009	$203,012	$0	$1,028,244	$(793,394)	$552	$3,598	$442,012

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax benefit (expense) on the reclassification adjustment, net of (gain) loss was $134 and ($110) for the quarters ended March 31, 2009 and 2008, respectively.
[2]	The tax expense on the foreign currency translation was $3 and $140 for the quarters ended March 31, 2009 and 2008, respectively.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2009	2008
Operating Activities
Net income	$37,469	$57,205

Adjustments to Reconcile Net income attributable to Federated Investors, Inc. to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	4,873	9,361
Depreciation and other amortization	6,550	6,100
Impairment of assets	20,163	14
Share-based compensation expense	5,730	3,653
Loss (gain) on disposal of assets	456	(216)
(Benefit) provision for deferred income taxes	(9,203)	808
Tax (detriment) benefit from share-based compensation	(1,037)	746
Excess tax benefits from share-based compensation	(205)	(706)
Net purchases of trading securities	(4,889)	(651)
Deferred sales commissions paid	(2,378)	(3,611)
Contingent deferred sales charges received	1,164	2,407
Proceeds from sale of certain B-share-related future revenue	1,107	1,810
Other changes in assets and liabilities:
Decrease in receivables, net	554	360
Decrease in prepaid expenses and other assets	3,523	8,897
Decrease in accounts payable and accrued expenses	(31,597)	(35,518)
Increase in income taxes payable	23,676	22,398
(Decrease) increase in other liabilities	(242)	2,554

Net cash provided by operating activities	55,714	75,611

Investing Activities
Additions to property and equipment	(5,740)	(2,230)
Cash paid for business acquisitions	(762)	0
Purchases of securities available for sale	(1,272)	(4)
Proceeds from redemptions of securities available for sale	1	11,034

Net cash (used in) provided by investing activities	(7,773)	8,800

Financing Activities
Purchases of treasury stock	(843)	(2,042)
Distributions to noncontrolling interest in subsidiaries	(2,122)	(1,342)
Contributions from noncontrolling interest in subsidiaries	2,174	60
Dividends paid	(24,553)	(21,371)
Proceeds from shareholders for share-based compensation	921	339
Excess tax benefits from share-based compensation	205	706
Proceeds from new borrowings – recourse	28,300	0
Proceeds from new borrowings – nonrecourse	243	397
Payments on debt – recourse	(40,523)	(22)
Payments on debt – nonrecourse	(5,560)	(11,033)

Net cash used in financing activities	(41,758)	(34,308)

Net increase in cash and cash equivalents	6,183	50,103
Cash and cash equivalents, beginning of period	45,438	120,350

Cash and cash equivalents, end of period	$51,621	$170,453

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain items previously reported have been reclassified to conform to the current period’s presentation.

(2) Summary of Significant Accounting Policies

For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the total net assets of the investment portfolios that are managed or administered by Federated. Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note (16)(c))) or to meet contractual requirements. Federated waived fees of $153.7 million and $103.4 million for the three-month periods ended March 31, 2009 and 2008, respectively, nearly all of which was for competitive reasons. The increase in the three months ended March 31, 2009 as compared to the same period of 2008 was primarily due to an increase in money market assets. Fee waivers may increase in order to maintain positive or zero net yields in addition to other competitive reasons.

(b) Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share,” which requires that both basic and diluted earnings per share be presented. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Because Federated issues restricted stock to certain key employees with non-forfeitable rights to dividends, Federated began calculating earnings per share using the two-class method in 2009. The prior period earnings per share data presented have been restated to conform to the new two-class method.

(3) Recent Accounting Pronouncements

FSP FAS 107-1 & APB 28-1 – In April 2009, the FASB issued FSP FAS 107-1 & Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 & APB 28-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. These disclosure requirements already exist for annual reporting periods. This FSP, which only affects disclosure, is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, provided certain conditions are met, for periods ending after March 15, 2009. Federated plans to adopt FSP FAS 107-1 & APB 28-1 in connection with its second quarter 2009 reporting.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

FSP FAS 115-2 & FAS 124-2 – In April 2009, the FASB issued FSP FAS 115-2 & FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2 & FAS 124-2). This standard amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, provided certain conditions are met, for periods ending after March 15, 2009. Federated plans to adopt FSP FAS 115-2 & FAS 124-2 for the quarter ending June 30, 2009, and does not expect that the adoption will have a material impact on its financial position and results of operations.

FSP FAS 157-4 – In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This FSP is effective prospectively for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, provided certain conditions are met, for periods ending after March 15, 2009. Federated plans to adopt FSP FAS 157-4 for the quarter ending June 30, 2009 and does not expect that the adoption will have a material impact on its financial position and results of operations.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Federated does not expect that the adoption of SFAS 162 will have a material impact on its financial position and results of operations.

FSP EITF 03-06-1 – On January 1, 2009, Federated adopted FSP EITF 03-06-1. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. The prior period earnings per share data presented have been restated to conform to the new two-class method. The application of the provisions of this FSP resulted in a $0.01 reduction to basic and diluted earnings per share for the first quarter 2008.

FSP SFAS 142-3 – On January 1, 2009, Federated adopted FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The adoption of FSP SFAS 142-3 did not have a material impact on Federated’s financial position and results of operations.

SFAS 141(R) – On January 1, 2009, Federated adopted SFAS 141(R), “Business Combinations.” SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of SFAS 141(R) did not have a material impact on Federated’s financial position and results of operations for the quarter ending March 31, 2009, but will have a significant impact on Federated’s accounting for future business combinations in the period of acquisition.

SFAS 160 – On January 1, 2009, Federated adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on Federated’s financial position and results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

SFAS 157 and FSP SFAS 157-2 – On January 1, 2009, Federated adopted SFAS 157, “Fair Value Measurements,” as it relates to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis in accordance with FSP SFAS 157-2. The provisions of FSP SFAS 157-2 were applied to the determination of fair value for the nonfinancial assets subject to impairment as of March 31, 2009. See Note (7) for additional information on the fair value determinations.

(4) Business Combinations and Acquisitions

In 2008, Federated completed two significant business acquisitions. On December 5, 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (collectively, the Prudent Bear Funds) with $1.1 billion and $0.4 billion in assets under management, respectively, as of December 5, 2008 (Prudent Bear Acquisition). On December 1, 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital), a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). Clover Capital managed approximately $2.1 billion in assets as of December 1, 2008, consisting primarily of Separate Accounts.

Federated has not completed its valuations to determine the fair value of the identifiable intangible assets associated with the Prudent Bear and Clover Capital Acquisitions. Although preliminary results of the valuations are reflected in both the Consolidated Financial Statements as of and for the quarter ended March 31, 2009 and the related footnotes, the final purchase price allocations may result in adjustments to these preliminary valuations and such adjustments may be material.

The results of operations for both the Prudent Bear and Clover Capital Acquisitions were included in Federated’s Consolidated Financial Statements beginning in December 2008 based on the date of each of the respective acquisitions. The following table summarizes unaudited pro forma financial information assuming both the Prudent Bear Acquisition and the Clover Capital Acquisition occurred at the beginning of the period presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had these acquisitions been completed on the assumed date and it is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may have been realized as a result of the acquisitions:

(in millions, except per share data)	(pro forma) Three Months Ended March 31, 2008
Revenue	$314.0
Net income attributable to Federated Investors, Inc.	$57.3

Basic common earnings per share	$0.56
Diluted common earnings per share	$0.56

The pro forma results include adjustments for the effect of acquisition-related expenses including compensation and related, depreciation and amortization, interest and income tax expense.

For additional detail on these and other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

(5) Concentration Risk

As of March 31, 2009, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 71% of Federated’s total revenue for the quarter ended March 31, 2009 was attributable to money market managed assets. A significant change in Federated’s money market business due to regulatory changes, financial market crises, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Through the adverse market conditions of 2008 and early 2009, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $329 billion in money market fund assets at March 31, 2009, $199 billion or 60% were invested in government agency and treasury funds. Reflecting increased demand in the market for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and fee waivers have been used to maintain positive or zero net yields.

During the first quarter 2009, fee waivers to maintain positive or zero net yields totaled $9.7 million and were offset by a related reduction in marketing and distribution expenses of $4.6 million such that the net impact to Federated was $5.1 million in reduced operating income. These waivers may increase throughout 2009. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Revenue concentration by product – Approximately 10% of Federated’s total revenue for the three months ended March 31, 2009 was derived from services provided to one sponsored fund (Government Obligations Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding reductions to marketing and distribution expenses related to this fund.

Revenue concentration by customer – Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for approximately 22% and 11%, respectively, of Federated’s total revenue for the first quarter of 2009. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding material reductions to marketing and distribution expenses associated with such intermediaries.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights or variable interest entity. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity.

(a) Consolidated Variable Interest Entities

Under FIN 46, most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given Federated’s typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions regarding the board of directors/trustees of the fund through voting rights. From time to time, Federated invests in certain of these launched products in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of March 31, 2009 and December 31, 2008, Federated was the sole or majority investor in certain of these various products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. Federated’s conclusion to consolidate a sponsored product may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment-company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. At March 31, 2009, the aggregate assets and liabilities of the entities that Federated consolidated were $11.1 million and $1.1 million, respectively, and Federated recorded $3.0 million to Noncontrolling interest in

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2008, the aggregate assets and liabilities of the entities that Federated consolidated were $6.0 million and $0.8 million, respectively, and Federated recorded $0.8 million to Noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. The liabilities of the products are primarily classified as Accounts payable and accrued expenses – other on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

(b) Non-Consolidated Variable Interest Entities

At March 31, 2009, Federated’s maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of March 31, 2009
(in millions)	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss[1]
Sponsored investment products[2]	$338,127.6	$—	$50.2
CDOs	$65.9	$191.6	$0
Equity investment	$2.9	$0.9	$8.0

[1]	The risk of loss does not reflect any potential loss as a result of a related deferred tax asset expiring unutilized.
[2]	The unconsolidated VIE assets for the sponsored investment products represents total assets under management for the related products. Of Federated’s $50.2 million invested in these products, $43.4 million represents investments in money market products included in Cash and cash equivalents, with the remaining $6.8 million included in Investments on the Consolidated Balance Sheets.

Sponsored Investment Products – Federated acts as the investment manager for certain investment products which are deemed to be VIEs, as disclosed above. In addition to Federated’s involvement as the investment manager, Federated may also hold investments in these products. Federated is not the primary beneficiary of these VIEs since Federated’s involvement is limited to that of investment manager or represents a noncontrolling interest in the fund’s assets under management, or both. As a result, Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets and therefore Federated has not consolidated these entities.

CDOs – At March 31, 2009, Federated also acted as the investment manager for two collateralized debt obligations (CDOs) that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of ten to twelve years. Federated’s variable interests in the CDOs are limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDOs on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entities.

Federated is not the primary beneficiary of these VIEs since as investment manager and a noncontrolling equity interest holder, Federated’s variable interests are not deemed to absorb the majority of the variability of the entities’ net assets and therefore Federated has not consolidated these entities.

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders, Dix Hills meets the definition of a VIE, however, with its 12% interest, Federated is not deemed to be the primary beneficiary. Federated’s investment in Dix Hills is included in Other long-term assets on the Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(7) Fair Value Measurements

SFAS 157 established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Federated’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

(a) Fair Value Measurements on a Recurring Basis

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

The following table presents fair value measurements for major categories of Federated’s financial assets measured at fair value on a recurring basis:

	March 31, 2009 Fair Value Measurements Using				December 31, 2008 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,621	$—	$—	$51,621	$45,438	$—	$—	$45,438

Available-for-sale securities	$6,778	$—	$—	$6,778	$5,615	$—	$—	$5,615
Trading securities	3,657	9,169	—	12,826	3,997	3,597	—	7,594

Total investments	$10,435	$9,169	$—	$19,604	$9,612	$3,597	$—	$13,209

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2009. At March 31, 2009, and December 31, 2008, Federated held financial liabilities of $0.2 million and $0.6 million, respectively, measured at fair value on a recurring basis. These liabilities were classified as short-term and the fair value was determined using quoted prices (Level 1). In addition, Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2009 or December 31, 2008.

(b) Fair Value Measurements on a Nonrecurring Basis

In 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired in connection with prior acquisitions. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to the significant declines in the latter half of 2008. Management’s quarterly recoverability assessment of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Current cash flow projections were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management created several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009.

During the first quarter 2009, there was a significant decline in the market conditions for used aircraft. Management performed a recoverability test for the net book value of Federated’s aircraft in light of this indicator of potential impairment. As a result of the significant deterioration in the used aircraft market and management’s revised estimate of the remaining useful life of Federated’s aircraft, management estimated at March 31, 2009 that the carrying value of the aircraft was not fully recoverable. Based upon independent valuation data for similar assets (Level 2), management estimated the value of Federated’s aircraft to be $5 million at March 31, 2009, which resulted in a $3.7 million impairment charge recorded as an operating expense in Other on the Consolidated Statements of Income.

(8) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	March 31, 2009			December 31, 2008
(in thousands)	Cost[1]	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Finite-lived intangible assets:
Customer relationships[2]	$138,257	$(91,533)	$46,724	$154,121	$(87,318)	$66,803
Noncompete agreements[3]	14,496	(5,265)	9,231	14,496	(4,778)	9,718

Total finite-lived intangible assets	152,753	(96,798)	55,955	168,617	(92,096)	76,521

Indefinite-lived intangible assets:
Renewable investment advisory contract	44,700	0	44,700	44,700	0	44,700
Trade names	2,000	0	2,000	2,000	0	2,000

Total indefinite-lived intangible assets	46,700	0	46,700	46,700	0	46,700

Total identifiable intangible assets	$199,453	$(96,798)	$102,655	$215,317	$(92,096)	$123,221

[1]

The decrease of $15.9 million in the cost of the Customer relationship intangible assets at March 31, 2009 as compared to December 31, 2008 primarily relates to the $16.0 million impairment of certain intangible assets related to two acquisitions. This write-down was recorded in Intangible asset impairment and amortization on the Consolidated Statements of Income for the quarter ended March 31, 2009. See Note (7)(b) for additional information on the impairment.

[2]	Weighted average amortization period of 9.6 years as of March 31, 2009
[3]	Weighted average amortization period of 7.4 years as of March 31, 2009

Amortization expense for identifiable intangible assets for both three-month periods ended March 31, 2009 and 2008 was $4.7 million and was included in Intangible asset impairment and amortization on the Consolidated Statements of Income for each period.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in millions)	For the years ending December 31,
2009	$16.3
2010	$14.7
2011	$8.6
2012	$5.3
2013	$4.5

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Goodwill at March 31, 2009 and December 31, 2008 was $540.4 million and $534.1 million, respectively. During the first quarter of 2009, Federated recorded goodwill primarily in connection with the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($6.0 million). See Note (16)(a) for additional information.

(9) Other Current Liabilities

Federated’s Other current liabilities at March 31, 2009 and December 31, 2008 included accruals of $21.4 million and $15.4 million, respectively, related to the annual contingent purchase price payments for the Alliance Acquisition, of which $19.8 million was paid in the second quarter of 2009. Also included in Other current liabilities at March 31, 2009 and December 31, 2008 was $17.8 million and $17.0 million, respectively, related to an insurance recovery for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (16)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

(10) Recourse Debt

Recourse debt consisted of the following:

	Weighted- Average Interest Rates		Maturity Date	March 31, 2009	December 31, 2008
(dollars in thousands)	2009[1]	2008[2]
$140 million Term Loan[3,4]	2.85%	3.24%	October 31, 2011	$136,500	$140,000
$200 million Revolving Credit Facility[3,5]	0.75%	1.98%	October 31, 2011	28,300	37,000
Capital Lease	6.93%	6.93%	October 31, 2009	48	71

Total debt – recourse				164,848	177,071
Less: Short-term debt – recourse				44,098	51,071

Long-tem debt – recourse				$120,750	$126,000

[1]	As of March 31, 2009
[2]	As of December 31, 2008
[3]	The terms of these agreements allow up to eight separate borrowing tranches for the purpose of setting different interest rates and maturities.
[4]	The current rate is the weighted-average rate of several loan tranches maturing on various dates through February 2, 2010.
[5]	The current rate was effective through April 6, 2009.

As of March 31, 2009, Federated had $171.7 million available for borrowings under its $200 million Revolving Credit Facility.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Deferred sales commissions consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Deferred sales commissions on B-shares, net	$23,819	$28,637
Other deferred sales commissions, net	1,742	1,624

Deferred sales commissions, net	$25,561	$30,261

Nonrecourse debt consisted of the following:

	Weighted- Average Interest Rates		Maximum Remaining Amortization Period at March 31, 2009	March 31, 2009	December 31, 2008
(dollars in thousands)	2009[1]	2008[2]
Financings between October 2000 and December 2003	4.75%	4.75%	2.8 years	$5,388	$8,165
Financings between January 2004 and February 2007	6.69%	6.59%	6.0 years	17,910	20,311
Financings between March 2007 and March 2009	5.42%	5.65%	8.1 years	2,152	2,021

Total debt – nonrecourse				$25,450	$30,497

[1]	As of March 31, 2009
[2]	As of December 31, 2008

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

(12) Share-Based Compensation Plans

During the first quarter of 2009, Federated awarded 504,136 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. During the first quarter of 2009, Federated also awarded 100,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan to a certain key employee. This restricted stock vests over a ten-year period with restrictions on the vested portion of the award lapsing on approximately the award’s fifth- and tenth-year anniversaries. In addition, during the first quarter of 2009, 50,400 employee stock options were exercised and the resulting shares were issued out of treasury.

(13) Equity

During the third quarter of 2008, the board of directors authorized a share repurchase program that allows Federated to buy back as many as 5 million additional shares of Class B common stock in the future with no stated expiration date. No other programs existed at March 31, 2009. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the first quarter of 2009, Federated repurchased 69,937 shares of common stock for $1.1 million. Of these repurchases, 50,000 shares were purchased in the open market at a cost of $1.0 million and the remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(14) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following for the three-month periods ended March 31:

	Three Months Ended March 31,
	2009	2008
Expected statutory rate	35.0%	35.0%
Increase:
State income taxes, net of federal benefit	1.9	2.5
Other	0.1	0.4
Decrease:
Book income of consolidated entities attributable to noncontrolling interest	(1.5)	(0.6)

Total	35.5%	37.3%

(15) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method. See Note (2)(b) for additional information:

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Numerator – Basic
Net income attributable to Federated Investors, Inc.	$35,135	$55,819
Less: Total income available to participating restricted shareholders[1]	701	951

Total income available to common shareholders	$34,434	$54,868

Numerator – Diluted
Net income attributable to Federated Investors, Inc.	$35,135	$55,819
Less: Total income available to participating restricted shareholders[1]	701	942

Total income available to common shareholders	$34,434	$54,877

Denominator
Basic weighted-average common shares outstanding	99,927	99,812
Dilutive potential shares from stock options	108	1,325

Diluted weighted-average common shares outstanding	100,035	101,137

Earnings per share
Basic common earnings per share	$0.34	$0.55

Diluted common earnings per share	$0.34	$0.54

[1]

Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of estimated and actual forfeited dividends, and their proportionate share of undistributed earnings.

For the quarter ended March 31, 2009, 3.5 million stock option awards were outstanding, but not included in the computation of diluted earnings per share for the period because the exercise price was greater than the average market price of Federated Class B common stock for the period, thereby causing an anti-dilutive effect. In the event the awards become dilutive, there would be a net number of shares added to the weighted-average number of shares used in the calculation of diluted earnings per share. For the quarter ended March 31, 2008, there were no stock option awards that were not included in the computation of diluted earnings per share for the period.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(16) Commitments and Contingencies

(a) Contractual

As part of the Prudent Bear Acquisition, Federated is required to make additional purchase price payments based upon certain revenue growth targets over the next four years. In light of these potential contingent purchase price payments and due to the fact that the fair value of the identifiable intangible assets exceeded the upfront costs of the acquisition, based on the preliminary valuation results, Federated recognized the excess fair value over cost as a liability for future contingent consideration ($4.6 million) as of the date of the acquisition. Of this amount, $4.5 million was recorded in Other current liabilities – affiliates on the Consolidated Balance Sheet at March 31, 2009. As such, the payment of any contingent purchase price, which could aggregate as much as $99.5 million, will be recorded at the time the contingency is resolved first as a reduction to the liability and then as goodwill.

As part of the Clover Capital Acquisition, Federated is required to make additional purchase price payments based upon growth in revenues over the next five years. The purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved.

As part of the 2006 acquisition of MDTA LLC (MDTA), Federated is required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first two contingent purchase price payments of $43.3 million and $40.9 million were paid in the third quarters of 2007 and 2008, respectively, and were recorded as goodwill. The final contingent purchase price payment, which could total up to $43.3 million and would be recorded as additional goodwill, is payable in the third quarter 2009. Given the current market conditions, management does not expect that the applicable growth targets will be met for the anniversary year ending in July 2009 or that the final contingent payment will be due and payable.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. As of March 31, 2009, $21.4 million was accrued in Other current liabilities and recorded as goodwill, of which $19.8 million was paid in the second quarter of 2009. At current asset levels, the remaining payment in 2010 would approximate $39 million, which includes a $10 million lump-sum payment.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2009, $1.6 million was paid related to these semi-annual contingent purchase price payments and $0.3 million related to the third semi-annual contingent purchase price payment was accrued in Other current liabilities and was paid in the second quarter of 2009. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2009, excluding the impact of the incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $99 million, of which approximately $2 million is payable in 2009 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus due to the low level of assets in that fund at March 31, 2009 and the wide range of possible growth-rate scenarios.

Pursuant to another acquisition agreement or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the quarters ended March 31, 2009 and 2008, these fee reductions were approximately $1 million.

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

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these lawsuits and future potential similar suits, as well as the timing of settlements, judgments or other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the three-month periods ended March 31, 2009 and 2008 reflect $3.3 million and $1.8 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses, which cannot be estimated, may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2009, Federated does not believe that a loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(17) Subsequent Events

On April 23, 2009, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 8, 2009 to be paid on May 15, 2009.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. We have presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $409.2 billion in managed assets as of March 31, 2009. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds, Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by third parties and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at March 31, 2009 attributable to such markets are as follows: wealth management and trust (57%), broker/dealer (29%) and global institutional (11%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements (including settlement-related (see Note (16)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

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

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Management evaluates Federated’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain assets under management and, in light of the recent and continuing adverse market conditions, are also dependent upon the profitability of those assets, which is impacted by management’s decisions regarding fee waivers to maintain positive or zero net yields on certain products. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and net income, both in total and per diluted share.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Business Developments

Recent and Ongoing Disruption in Global Financial Markets

Since late 2007, the financial markets have experienced extreme volatility due to uncertainty and disruption in large segments of the credit markets. During the latter half of 2008 and early 2009, the disruptions in the financial markets worsened causing severe dislocations on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt markets, including the commercial paper markets, which are important for the operation of prime money market funds.

For the quarter ended March 31, 2009, approximately 71% of Federated’s total revenue was attributable to money market managed assets as compared to 56% for the same period of 2008. A significant change in Federated’s money market business due to regulatory changes, financial market crises, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008 and early 2009, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $329 billion in money market fund assets at March 31, 2009, $199 billion or 60% were invested in government agency and treasury funds. Reflecting increased demand in the market for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and fee waivers have been used to maintain positive or zero net yields.

During the first quarter 2009, the fee waivers to maintain positive or zero net yields totaled $9.7 million and were offset by a related reduction in marketing and distribution expenses of $4.6 million such that the net impact to Federated was $5.1 million in reduced operating income. These waivers may increase throughout 2009. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Asset Impairments

In 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired in connection with prior acquisitions. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to similar significant declines in the latter half of 2008. Management’s quarterly recoverability assessment of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Current cash flow projections were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs. Such inputs included (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management created several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

During the first quarter 2009, there was a significant decline in the market conditions for used aircraft. Management performed a recoverability test for the net book value of Federated’s aircraft in light of this indicator of potential impairment. As a result of the significant deterioration in the used aircraft market and management’s revised estimate of the remaining useful life of Federated’s aircraft, management estimated at March 31, 2009 that the carrying value of the aircraft was not fully recoverable. Based upon independent valuation data for similar assets, management estimated the value of Federated’s aircraft to be $5 million at March 31, 2009, which resulted in a $3.7 million impairment charge recorded as an operating expense in Other on the Consolidated Statements of Income.

Business Combinations and Acquisitions

In 2008, Federated completed two significant business acquisitions. On December 5, 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (collectively, the Prudent Bear Funds) with $1.1 billion and $0.4 billion in assets under management, respectively, as of December 5, 2008 (Prudent Bear Acquisition). On December 1, 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital), a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). Clover Capital managed approximately $2.1 billion in assets as of December 1, 2008, consisting primarily of Separate Accounts.

Federated has not completed its valuations to determine the fair value of the identifiable intangible assets associated with the Prudent Bear and Clover Capital Acquisitions. Although preliminary results of the valuations are reflected in both the Consolidated Financial Statements as of and for the quarter ended March 31, 2009 and the related footnotes, the final purchase price allocations may result in adjustments to these preliminary valuations and such adjustments may be material. See Notes (4) and (16)(a) to the Consolidated Financial Statements for additional information on these acquisitions and the related contingent payments.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2009	2008
By Asset Class
Money market	$360,127	$277,527	30%
Equity	23,411	37,518	(38)%
Fixed-income	24,971	22,326	12%
Liquidation portfolios	700	1,090	(36)%

Total managed assets	$409,209	$338,461	21%

By Product Type
Funds:
Money market	$328,780	$242,280	36%
Equity	15,902	25,880	(39)%
Fixed-income	20,752	18,339	13%

Total mutual fund assets	$365,434	$286,499	28%

Separate Accounts:
Money market	$31,347	$35,247	(11)%
Equity	7,509	11,638	(35)%
Fixed-income	4,219	3,987	6%

Total separate account assets	$43,075	$50,872	(15)%

Liquidation Portfolios	$700	$1,090	(36)%

Total managed assets	$409,209	$338,461	21%

Average Managed Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2009	2008
By Asset Class
Money market	$362,269	$260,306	39%
Equity	24,219	38,471	(37)%
Fixed-income	24,218	22,111	10%
Liquidation portfolios	975	1,109	(12)%

Total average managed assets	$411,681	$321,997	28%

By Product Type
Funds:
Money market	$330,294	$231,719	43%
Equity	16,240	26,696	(39)%
Fixed-income	20,009	18,186	10%

Total average mutual fund assets	$366,543	$276,601	33%

Separate Accounts:
Money market	$31,975	$28,587	12%
Equity	7,979	11,775	(32)%
Fixed-income	4,209	3,925	7%

Total average separate account assets	$44,163	$44,287	(0)%

Liquidation Portfolios	$975	$1,109	(12)%

Total average managed assets	$411,681	$321,997	28%

[1]

Federated added liquidation portfolios as an asset category beginning in the first quarter 2009. Liquidation portfolios include portfolios of distressed fixed-income securities and liquidating collateralized debt obligation (CDO) products. In the distressed security category, Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period. In the case of liquidating CDOs, the CDO structure has unwound earlier than expected due to events of default related to certain distressed securities in the portfolio. The new category was established because the assets and related cash flows from these portfolios are significantly different than those of traditional separate account mandates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Administered Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2009	2008
Period-end assets	$7,476	$9,921	(25)%
Average assets	8,236	9,694	(15)%

Changes in Equity and Fixed-Income Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2009	2008
Equity Funds
Beginning assets	$17,562	$29,145

Sales	1,325	1,602
Redemptions	(1,591)	(1,893)

Net redemptions	(266)	(291)
Net exchanges	(75)	(77)
Other[1]	(1,319)	(2,897)

Ending assets	$15,902	$25,880

Fixed-Income Funds
Beginning assets	$19,321	$17,943

Sales	3,151	1,818
Redemptions	(2,010)	(1,555)

Net sales	1,141	263
Net exchanges	42	53
Other[1]	248	80

Ending assets	$20,752	$18,339

[1]	Includes changes in the market value of securities held by the funds, reinvested dividends and distributions and net investment income.

Changes in Equity and Fixed-Income Separate Account Assets

	Three Months Ended March 31,
(in millions)	2009	2008
Equity Separate Accounts
Beginning assets	$9,099	$13,017

Net customer flows[2]	(561)	(404)
Other[2]	(1,029)	(975)

Ending assets	$7,509	$11,638

Fixed-Income Separate Accounts
Beginning assets	$4,165	$3,754

Net customer flows[2]	7	71
Other[2]	47	162

Ending assets	$4,219	$3,987

Liquidation Portfolios
Beginning assets	$1,505	$1,127

Net customer flows[2]	(802)	(11)
Other[2]	(3)	(26)

Ending assets	$700	$1,090

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

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management-fee rate than fixed-income and money market products. Likewise, mutual fund products typically earn a higher management-fee rate than Separate Accounts. Additionally, certain components of marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the three months ended March 31:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2009	2008	2009	2008
By Asset Class
Money market assets	88%	81%	71%	56%
Equity assets	6%	12%	19%	33%
Fixed-income assets	6%	7%	9%	10%
Liquidation portfolios	—	—	—	—
Other activities	—	—	1%	1%

By Product Type
Funds:
Money market assets	80%	72%	70%	56%
Equity assets	4%	8%	16%	29%
Fixed-income assets	5%	6%	9%	9%
Separate Accounts:
Money market assets	8%	9%	1%	0%
Equity assets	2%	4%	3%	4%
Fixed-income assets	1%	1%	0%	1%
Liquidation Portfolios	—	—	—	—
Other activities	—	—	1%	1%

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

The March 31, 2009 period-end managed assets increased 21% over period-end managed assets at March 31, 2008. Average managed assets for the three-month period ended March 31, 2009, increased 28% over average managed assets for the same period in 2008. Total money market assets at March 31, 2009 increased 30% as compared to March 31, 2008. Average money market assets increased 39% for the three-month period ended March 31, 2009 as compared to the same period in 2008. These increases were largely due to investors’ heightened concerns about risk and uncertainty in the credit and financial markets and the Federal Reserve’s interest rate cuts beginning in September 2007.

Period-end equity assets at March 31, 2009 decreased 38% as compared to March 31, 2008. Average equity assets for the three-month period ended March 31, 2009 decreased 37% as compared to the same period in 2008 primarily due to market depreciation and, to a lesser extent, net redemptions. Period-end fixed-income assets at March 31, 2009 increased 12% as compared to March 31, 2008. Average fixed-income assets for the three-month period ended March 31, 2009, increased 10% as compared to the same period last year primarily due to positive net sales.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three-month periods ended March 31 is set forth in the following table:

	Three Months Ended March 31,
(in millions)	2009	2008	Change	Percent Change
Revenue from managed assets	$308.8	$302.7	$6.1	2%
Revenue from sources other than managed assets	1.8	3.0	(1.2)	(40)%

Total revenue	$310.6	$305.7	$4.9	2%

Revenue from managed assets increased $6.1 million for the three-month period ended March 31, 2009 as compared to the same period in 2008 primarily due to a $59.9 million increase resulting from an increase in average money market managed assets and $4.7 million and $3.0 million generated from assets acquired in connection with the Prudent Bear and Clover Capital Acquisitions, respectively. The increase in revenue was partially offset by a decrease in revenue of $49.0 million due to a decrease in average equity assets under management (excluding assets acquired in the Prudent Bear and Clover Capital Acquisitions) and a decrease of $2.7 million due to the impact of the leap year in 2008 compared to 2009. In addition, during the quarter ended March 31, 2009, certain money market fund fees totaling $9.7 million were voluntarily waived in order to maintain positive or zero net yields. These fee waivers on the money market funds were offset by a related reduction in marketing and distribution expenses of $4.6 million during the quarter ending March 31, 2009 such that the net impact on operating income for first quarter 2009 was a decrease of $5.1 million.

These waivers may increase throughout 2009. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of these waivers will be determined by a variety of factors including available yields on instruments held by the money market funds, changes in assets within the money market funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the money market funds, changes in the mix of customer assets and Federated’s willingness to continue these waivers.

Operating Expenses. Operating expenses for the three-month periods ended March 31 are set forth in the following table:

	Three Months Ended March 31,
(in millions)	2009	2008	Change	Percent Change
Marketing and distribution	$122.3	$107.6	$14.7	14%
Compensation and related	66.2	61.5	4.7	8%
Intangible asset impairment and amortization	20.7	4.7	16.0	340%
All other	41.4	40.9	0.5	1%

Total operating expenses	$250.6	$214.7	$35.9	17%

Total operating expenses for the three-month period ended March 31, 2009 increased $35.9 million compared to the same period in 2008. Marketing and distribution expense increased $14.7 million primarily due to a $23.6 million increase related to increased average money market managed assets in the quarter ended March 31, 2009 as compared to the same period in 2008, partially offset by the aforementioned $4.6 million reduction associated with maintaining positive or zero net yields in certain money market funds and a decrease of $4.4 million associated with lower average equity managed assets and changes in the mix of those assets. Compensation and related expense increased $4.7 million primarily due to the increase in employee count as a result of the Clover Capital and Prudent Bear Acquisitions. Intangible asset impairment and amortization increased $16.0 million due to the impairment of certain customer relationship intangible assets. See Business Developments – Asset Impairments for additional information.

Exclusive of any reduction related to Federated’s decision to waive fees to maintain positive or zero net yields, Federated expects marketing and distribution expense to continue to increase due to asset growth and the competitive nature of the mutual fund business. These increases have historically resulted from increases in and/or changes in the mix of assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

who offer Federated’s products to their customers. Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. In the broker/dealer channel, Federated managed $93.7 billion in money market assets for various broker/dealer customers as of March 31, 2009 as compared to $86.8 billion as of March 31, 2008. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers result in a significant portion of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher marketing and distribution expense per dollar of revenue compared to other distribution channels.

Nonoperating Income (Expenses). Nonoperating expenses, net increased $2.2 million for the three months ended March 31, 2009 as compared to the same period in 2008 due primarily to a $1.4 million decrease in interest and dividend income due to lower average investment balances and yields and a $1.0 million increase in Debt expense – recourse due primarily to a term-loan facility that Federated entered into in the third quarter 2008.

Income Taxes. The income tax provision decreased $13.3 million for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to decreased income before income taxes. The effective tax rate was 35.5% for the three-month period ended March 31, 2009 as compared to 37.3% for the same period in 2008. See Note (14) to the Consolidated Financial Statements for additional information.

Net Income attributable to Federated Investors, Inc. Net income attributable to Federated Investors, Inc. (Federated’s Net Income) decreased $20.7 million for the three-month period ended March 31, 2009 as compared to the same period of 2008, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended March 31, 2009 decreased $0.20 as compared to the same period of 2008 primarily from the impact of the decrease in Federated’s Net Income.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $55.7 million for the three months ended March 31, 2009 as compared to $75.6 million for the same period in 2008. The decrease of $19.9 million was primarily due to: (1) a $19.7 million decrease in Federated’s Net Income, (2) a $10.0 million increased benefit for deferred income taxes primarily related to the impairment of intangible and fixed assets during the first quarter 2009, (3) a $4.5 million decrease in amortization of deferred sales commissions primarily due to lower average B-share assets and (4) $4.2 million increase in cash used to purchase trading securities primarily related to increased investments in sponsored funds. These items were partially offset by $20.1 million increase in impairments recorded in the first quarter 2009 as compared to the same period in 2008. See Business Developments – Asset Impairments for additional information.

Investing Activities. During the three-month period ended March 31, 2009, Federated used $7.8 million for investing activities, which included $5.7 million in cash paid for property and equipment and $1.3 million from purchases of securities available for sale.

Financing Activities. During the three-month period ended March 31, 2009, Federated used $41.8 million for financing activities. Of this amount, Federated paid $24.6 million or $0.24 per share in dividends to holders of its common shares in the first quarter 2009. In addition, Federated repaid $37.0 million and borrowed $28.3 million during the first quarter 2009 in connection with its $200 million revolving credit facility. During the first quarter 2009, Federated also repaid $3.5 million of its borrowings on its $140 million term-loan facility that matures on October 31, 2011. See Note (10) to the Consolidated Financial Statements for more information on Recourse debt.

On April 23, 2009, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 8, 2009 to be paid on May 15, 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Financial Position

Accrued compensation and benefits at March 31, 2009 decreased $34.1 million from December 31, 2008 primarily due to the annual 2008 accrued incentive compensation being paid in the first quarter 2009 ($52.6 million), partially offset by one quarter of certain 2009 incentive compensation accruals net of payments being recorded in the first quarter of 2009 ($19.6 million).

Income taxes payable at March 31, 2009 increased $23.7 million from December 31, 2008 due primarily to the accrual of the first quarter 2009 federal estimated tax, the payment of which was not required until April 2009. Income taxes payable at December 31, 2008 did not include an accrual for fourth quarter 2008 estimated taxes as they were paid in December 2008 as required.

Long-term deferred tax liability, net at March 31, 2009 decreased $8.8 million from December 31, 2008 due primarily to the impairment charges in the quarter related to intangible and fixed assets. See Business Developments – Asset Impairments for additional information.

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. Assuming recourse debt balances and the weighted-average interest rates in effect at March 31, 2009 (see Note (10) to the Consolidated Financial Statements), Federated’s minimum contractual interest payments would be approximately $3 million and $6 million for the 2009 and 2010-2011 periods, respectively. At March 31, 2009, there were no material changes outside of the ordinary course of business in the minimum noncancelable contractual obligations presented in Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contingent Liabilities and Payments. As part of the Prudent Bear Acquisition, Federated is required to make additional purchase price payments based upon certain revenue growth targets over the next four years. In light of these potential contingent purchase price payments and due to the fact that the fair value of the identifiable intangible assets exceeded the upfront costs of the acquisition, based on the preliminary valuation results, Federated recognized the excess fair value over cost as a liability for future contingent consideration ($4.6 million) as of the date of the acquisition. Of this amount, $4.5 million was recorded in Other current liabilities – affiliates on the Consolidated Balance Sheet at March 31, 2009. As such, the payment of any contingent purchase price, which could aggregate as much as $99.5 million, will be recorded at the time the contingency is resolved first as a reduction to the liability and then as goodwill.

As part of the Clover Capital Acquisition, Federated is required to make additional purchase price payments based upon growth in revenues over the next five years. The purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved.

As part of the 2006 acquisition of MDTA LLC (MDTA), Federated is required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first two contingent purchase price payments of $43.3 million and $40.9 million were paid in the third quarters of 2007 and 2008, respectively, and were recorded as goodwill. The final contingent purchase price payment, which could total up to $43.3 million and would be recorded as additional goodwill, is payable in the third quarter 2009. Given the current market conditions, management does not expect that the applicable growth targets will be met for the anniversary year ending in July 2009 or that the final contingent payment will be due and payable.

As part of the 2005 acquisition of the cash management business of Alliance Capital Management L.P., Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first three contingent purchase price payments of $10.7 million, $13.3 million and $16.2 million were paid in the second quarters of 2006, 2007 and 2008, respectively. As of March 31, 2009, $21.4 million was accrued in Other current liabilities and recorded as goodwill, $19.8 million of which was paid in the second quarter of 2009. At current asset levels, the remaining payment in 2010 would approximate $39 million, which includes a $10 million lump-sum payment.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2009, $1.6 million was paid related to these semi-annual contingent purchase price payments and $0.3 million related to the third semi-annual contingent purchase price payment was accrued in Other current liabilities and was paid in the second quarter of 2009. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2009, excluding the impact of the incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $99 million, of which approximately $2 million is payable in 2009 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. At this time, management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus due to the low level of assets in that fund at March 31, 2009 and the wide range of possible growth-rate scenarios.

Pursuant to another acquisition agreement or long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the quarters ended March 31, 2009 and 2008, these fee reductions were approximately $1 million.

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

All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated intends to defend this litigation. The potential impact of these lawsuits and future potential similar suits, as well as the timing of settlements, judgments or other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the three-month periods ended March 31, 2009 and 2008 reflect $3.3 million and $1.8 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses, which cannot be estimated, may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2009, Federated does not believe that a loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2009, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $94.7 million as compared to $82.5 million at December 31, 2008.

Borrowings. During the third quarter 2008, Federated entered into a $140 million Term Loan with an option to increase its borrowings to $150 million during the term of the facility upon commitment from the lending banks (Term Loan). The Term Loan requires quarterly principal payments totaling $14 million, $21 million and $28 million in 2009, 2010 and 2011, respectively, and a balloon payment of $77 million when the loan expires on October 31, 2011. Federated made its first quarterly payment of $3.5 million in the first quarter 2009. Proceeds from the Term Loan were used to finance a portion of the special cash dividend payment in the third quarter 2008 and will be used for share repurchase programs, future dividends, acquisition-related payments and reasonably foreseeable cash needs.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (the Revolver). Both the Revolver and Term Loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) of at least 4 to 1 and a leverage ratio covenant (consolidated debt to consolidated EBITDA) of no more than 2 to 1, as well as other customary terms and conditions. As of March 31, 2009, the interest coverage ratio and leverage ratio were 128.9 to 1 and 0.41 to 1, respectively. Federated was in compliance with its interest coverage and leverage ratios at and during the quarter ended March 31, 2009. Both the Revolver and Term Loan also have certain stated events of default and cross default provisions which would permit the lenders to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed thereunder.

As of March 31, 2009, Federated had $171.7 million available for borrowings under the Revolver. See Note (10) to the Consolidated Financial Statements for more information on Recourse debt.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described above, management expects that principal uses of cash will include funding marketing and distribution expenditures, funding business acquisitions, paying incentive and base compensation, repaying recourse debt obligations, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters previously described regarding past mutual fund trading issues and legal proceedings could result in payments which may have a material impact on Federated’s liquidity, capital resources and results of operations.

After evaluating the sufficiency of Federated’s existing liquid assets, expected continuing cash flow from operations and the current B-share funding arrangement, management believes Federated will continue borrowing against the $200 million Revolver at various times in 2009 to meet its present and reasonably foreseeable cash needs. Management may choose to borrow the maximum amount available under the Revolver which would cause total outstanding borrowings to total as much as $333 million.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Recent Accounting Pronouncements

FSP FAS 107-1 & APB 28-1 – In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 & Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 & APB 28-1). This FSP amends Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. These disclosure requirements already exist for annual reporting periods. This FSP, which only affects disclosure, is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, provided certain conditions are met, for periods ending after March 15, 2009. Federated plans to adopt FSP FAS 107-1 & APB 28-1 in connection with its second quarter 2009 reporting.

FSP FAS 115-2 & FAS 124-2 – In April 2009, the FASB issued FSP FAS 115-2 & FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2 & FAS 124-2). This standard amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, provided certain conditions are met, for periods ending after March 15, 2009. Federated plans to adopt FSP FAS 115-2 & FAS 124-2 for the quarter ending June 30, 2009 and does not expect that the adoption will have a material impact on its financial position and results of operations.

FSP FAS 157-4 – In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This FSP is effective prospectively for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, provided certain conditions are met, for periods ending after March 15, 2009. Federated plans to adopt FSP FAS 157-4 for the quarter ending June 30, 2009 and does not expect that the adoption will have a material impact on its financial position and results of operations.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the generally accepted accounting principles (GAAP) hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Federated does not expect that the adoption of SFAS 162 will have a material impact on its financial position and results of operations.

FSP EITF 03-06-1 – On January 1, 2009, Federated adopted FSP EITF 03-06-1. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. The prior period earnings per share data presented have been restated to conform to the new two-class method. The application of the provisions of this FSP resulted in a $0.01 reduction to basic and diluted earnings per share for the first quarter 2008.

FSP SFAS 142-3 – On January 1, 2009, Federated adopted FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The adoption of FSP SFAS 142-3 did not have a material impact on Federated’s financial position and results of operations.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

SFAS 141(R) – On January 1, 2009, Federated adopted SFAS 141(R), “Business Combinations.” SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of SFAS 141(R) did not have a material impact on Federated’s financial position and results of operations for the quarter ending March 31, 2009, but will have a significant impact on Federated’s accounting for future business combinations in the period of acquisition.

SFAS 160 – On January 1, 2009, Federated adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on Federated’s financial position and results of operations.

SFAS 157 and FSP SFAS 157-2 – On January 1, 2009, Federated adopted SFAS 157, “Fair Value Measurements,” as it relates to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis in accordance with FSP SFAS 157-2. The provisions of FSP SFAS 157-2 were applied to the determination of fair value for the nonfinancial assets subject to impairment as of March 31, 2009. See Note (7) to the Consolidated Financial Statements for additional information on the fair value determinations.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2008, management believes that its policies regarding accounting for VIE consolidation, intangible assets, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional detail on these policies.

Accounting for Intangible Assets. Two aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation and (2) ongoing evaluation for impairment. The process of allocating purchase price based on the fair value of identifiable intangible assets at the date of acquisition requires management estimates and judgment as to expectations for earnings on the assets, asset redemption rates, growth from sales efforts and the effects of market conditions. Management often utilizes an independent valuation expert to help with this process. If actual changes in assets, among other assumptions, differ significantly from the estimates and judgments used in the initial valuation for the purchase price allocation, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated’s consolidated financial position and results of operations.

The level, if any, of impairment of customer-related intangible assets is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Management monitors changes in the level of these managed assets for potential indicators of impairment for all assets that have been held for at least one year. The recoverability of a customer-related intangible asset is assessed using an undiscounted cash flow model that considers various factors to project future cash flows expected to be generated from the respective asset. The factors typically include: (1) an estimated rate of change for underlying managed assets;

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

(2) expected revenue per managed asset; (3) identifiable incremental operating expenses; and (4) useful life of the acquired asset. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience.

At March 31, 2009, after recording the impairment charge as described in Note 7(b) to the Consolidated Financial Statements, Federated had $91.4 million in investment contract/customer relationship intangible assets. Of this amount, $55.6 million represented customer-related assets acquired in December 2008 in connection with the Clover Capital and Prudent Bear Acquisitions and $18.6 million represented customer-related assets for which the underlying managed assets have experienced growth since the acquisition date in excess of the assumptions included in the initial valuation. For the customer-related assets that were written down in the first quarter 2009 to a fair value of $11.1 million, undiscounted cash flow projections as of March 31, 2009 exceeded the new carrying amount by more than 80%. For the remaining $6.1 million in customer-related intangible assets, undiscounted cash flow projections as of March 31, 2009 exceeded the carrying values of the assets by more than 40% on average. Actual changes in the underlying managed assets and other assumptions could cause the projected cash flows to vary significantly, which may cause impairment of the related intangible asset. The actual amount of an impairment charge, if any, would depend on the estimated fair value of the intangible asset at that time, which will be determined based on the actual level of managed assets, the then-current projections of future changes in managed assets, estimated earnings and the discount rate.

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the quarter ended March 31, 2009, approximately 71% of Federated’s total revenue was attributable to money market managed assets as compared to 56% for the same period of 2008. A significant change in Federated’s money market business due to regulatory changes, financial market crises, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which could cause material adverse effects on Federated’s financial position, results of operations or liquidity. Federated, however, is not obligated to make such waivers or assume such fund expenses.

Of Federated’s total $329 billion in money market fund assets at March 31, 2009, $199 billion or 60% were invested in government agency and treasury funds. During the first quarter of 2009, fee waivers to maintain positive or zero net yields totaled $9.7 million and were offset by a related reduction in marketing and distribution expenses of $4.6 million such that the net impact to Federated was $5.1 million in reduced operating income. These waivers may increase throughout 2009. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns, including disruptions in securities and credit markets, may adversely affect the profitability and performance of, demand for and investor confidence in Federated’s investment products and services. The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

investment performance and strategies under prevailing market conditions. In the event of extreme circumstances, including economic, political, or business crises, Federated’s products may suffer significant net redemptions in assets under management causing severe liquidity issues in its short-term sponsored investment products and declines in the value of and returns on assets under management, all of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Likewise, a service provider or vendor of Federated, including the major banks that provide custody and portfolio accounting services for Federated’s investment products, could also be adversely affected by the adverse market conditions described above. It is not possible to predict with certainty the extent to which the services or products Federated receives from such service provider or vendor would be interrupted or affected by such situations. Accordingly, there can be no assurance that potential service interruption or Federated’s ability to find a suitable replacement would not have a material adverse effect on Federated’s reputation, financial position, results of operations or liquidity.

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA), the Board of Governors of the Federal Reserve System, U.S. Department of the Treasury and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

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

Recent recommendations for regulatory reform and other actions that could result in a material adverse effect on Federated’s business of managing money market funds include the imposition of banking regulations on investment advisers, the creation of net capital requirements for investment advisers and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds.

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

Potential Adverse Effect of Providing Financial Support to Investment Products. Federated may, at its sole discretion, from time to time elect to provide financial support to its sponsored investment products. Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses on such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated’s financial position, results of operations or liquidity.

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 71% of Federated’s revenue for the first three months of 2009 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation though certain shareholder balances held on September 19, 2008, are insured by the Treasury’s Temporary Guarantee Program for Money Market Funds.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues or historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Potential Adverse Effects of Rising Interest Rates. Institutional investors accounted for approximately 70% of the assets in Federated’s money market products. In a rising short-term interest rate environment, certain institutional investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of bonds held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market products and from other fixed-income products.

Retaining and Recruiting Key Personnel. Federated’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management or the loss of client accounts. Moreover, since certain of Federated’s products contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on Federated’s business.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 158 managed funds, 97 are sold without a sales commission.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for a total of approximately 33% of Federated’s total revenue for the first quarter of 2009. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. Recently, financial intermediaries have experienced increases in employee turnover rates which may negatively impact the distribution of our products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products. Likewise, mutual fund products generally have a higher management fee than separate accounts. Additionally, marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 10% of Federated’s total revenue for the three months ended March 31, 2009 was derived from services provided to one sponsored fund (Government Obligations Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding reductions to marketing and distribution expenses related to this fund.

Operational Risks. Operational risks include, but are not limited to, improper or unauthorized execution and processing of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in Federated’s internal control processes and noncompliance with regulatory requirements. Management relies on its employees and systems to comply with established procedures, controls and regulatory requirements. Breakdown or improper use of systems, human error or improper action by employees, or noncompliance with regulatory rules could cause material adverse effects on Federated’s reputation, financial position, results of operations and/or liquidity.

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

Impairment Risk. At March 31, 2009, Federated had intangible assets including goodwill totaling $643.1 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying value of goodwill and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

Systems and Technology Risks. Federated utilizes software and related technologies throughout its businesses including both proprietary systems and those provided by outside vendors. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects. In addition, Federated cannot predict the impact to our business and/or the costs to rectify situations involving unauthorized system access, computer theft and computer viruses.

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

Potential Adverse Effects Related to Federated’s Settlement of Past Mutual Fund Trading Issues and Related Legal Proceedings. In the fourth quarter 2005, Federated entered into settlement agreements with the SEC and NYAG to resolve the past mutual fund trading issues. Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. All of these lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these lawsuits and future potential similar suits is uncertain. It is possible that an unfavorable determination will cause a material adverse impact to Federated’s reputation, financial position, results of operations and/or liquidity. Responding to future requests from regulatory authorities, defending pending litigation and addressing the undertakings required by the settlement agreements will increase Federated’s operating expenses and could have other material adverse effects on Federated’s business.

Potential Adverse Effects of Reputational Harm. Any material losses in client or shareholder confidence in Federated or in the mutual fund industry as a result of pending litigation, previously settled governmental inquiries, economic or financial market downturns or disruptions, material errors in public news reports, misconduct, rumors on the internet or other matters could increase redemptions from and reduce sales of Federated Funds and other investment management services, resulting in a decrease in future revenues.

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

Potential Adverse Effects of Unpredictable Events. Unpredictable events, including natural disaster, technology failure, pandemic, war and terrorist attack, could adversely impact Federated’s ability to conduct business. Such events could cause disruptions in economic conditions, system interruption, loss of life or unavailability of personnel. As such, there can be no assurance that unpredictable events, or the costs to address such events, would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects.

Capital Losses on Investments. Federated has and may continue to realize capital losses upon disposition of its investments. To the extent that these losses are not offset in the year realized by capital gains, there are specific rules in each tax jurisdiction (federal and state) that dictate the other tax years, if any, in which these losses may be used to offset net capital gains. The inability to utilize the deferred tax assets related to capital losses within the prescribed timeframe may increase Federated’s federal and/or state income tax expense.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (16)(c) and Note (16)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 1A. Risk Factors

(Unaudited)

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	0	$0	0	5,000,000
February[2]	39,937	10.99	20,000	4,980,000
March	30,000	20.89	30,000	4,950,000

Total	69,937	$15.24	50,000	4,950,000

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of March 31, 2009.

[2]	In February 2009, 19,937 shares of restricted stock with a weighted-average price of $2.21 per share were repurchased in connection with employee separations.

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

Federated Investors, Inc.
(Registrant)

Date	May 4, 2009	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 4, 2009	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer