Form 10-Q
period 2009-06-30
FEDERATED INVESTORS INC /PA/
filed 2009-07-24
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 20, 2009, the Registrant had outstanding 9,000 shares of Class A Common Stock and 102,865,818 shares of Class B Common Stock.

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

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$43,124	$45,438
Investments	20,854	13,209
Receivables – affiliates	16,571	21,049
Receivables – other, net of reserve of $251 and $247, respectively	5,825	2,829
Accrued revenue – affiliates	3,591	2,277
Accrued revenue – other	5,235	7,056
Prepaid expenses	15,081	11,324
Current deferred tax asset, net	9,973	9,600
Other current assets	1,583	4,050

Total current assets	121,837	116,832

Long-Term Assets
Goodwill	565,788	534,100
Customer-relationship intangible assets, net	75,740	111,503
Other intangible assets, net	10,445	11,718
Deferred sales commissions, net of accumulated amortization of $183,565 and $175,369, respectively	21,436	30,261
Property and equipment, net of accumulated depreciation of $37,477 and $37,644, respectively	27,982	29,389
Other long-term assets	12,061	12,807

Total long-term assets	713,452	729,778

Total assets	$835,289	$846,610

LIABILITIES
Current Liabilities
Accrued compensation and benefits	$43,489	$59,487
Accounts payable and accrued expenses – affiliates	4,074	4,949
Accounts payable and accrued expenses – other	56,334	60,931
Short-term debt – recourse	39,524	51,071
Other current liabilities	44,807	41,400

Total current liabilities	188,228	217,838

Long-Term Liabilities
Long-term debt – recourse	115,500	126,000
Long-term debt – nonrecourse	20,757	30,497
Long-term deferred tax liability, net	25,538	31,648
Other long-term liabilities – affiliates	2,270	7,213
Other long-term liabilities – other	8,870	8,844

Total long-term liabilities	172,935	204,202

Total liabilities	361,163	422,040

Commitments and contingencies (Note (19))

EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	207,710	198,441
Retained earnings	1,054,793	1,028,928
Treasury stock, at cost, 26,619,638 and 27,242,712 shares Class B common stock, respectively	(793,693)	(804,481)
Accumulated other comprehensive income, net of tax	1,119	297

Total Federated Investors shareholders’ equity	470,118	423,374
Noncontrolling interest in subsidiaries	4,008	1,196

Total equity	474,126	424,570

Total liabilities and equity	$835,289	$846,610

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Investment advisory fees, net-affiliates	$180,747	$181,991	$356,860	$360,210
Investment advisory fees, net-other	13,010	16,059	27,366	32,835
Administrative service fees, net-affiliates	67,514	53,562	134,459	104,277
Other service fees, net-affiliates	41,796	55,050	90,749	110,889
Other service fees, net-other	2,790	1,664	5,169	3,542
Other, net	1,037	1,980	2,934	4,246

Total revenue	306,894	310,306	617,537	615,999

Operating Expenses
Marketing and distribution	114,138	110,430	236,444	218,057
Compensation and related	63,609	59,022	129,836	120,485
Professional service fees	9,777	11,501	19,784	20,098
Systems and communications	6,331	5,998	12,759	11,931
Office and occupancy	5,647	6,336	12,314	12,447
Advertising and promotional	3,059	4,032	5,709	7,708
Travel and related	2,872	4,012	5,315	6,937
Amortization of deferred sales commissions	4,960	8,801	9,832	18,162
Intangible asset impairment and amortization	3,981	4,559	24,712	9,304
Other	4,455	4,402	12,719	8,713

Total operating expenses	218,829	219,093	469,424	433,842

Operating income	88,065	91,213	148,113	182,157

Nonoperating Income (Expenses)
Dividend income	233	1,022	441	2,514
Interest income	73	77	116	186
Gain (loss) on securities, net	904	(202)	252	(525)
Debt expense – recourse	(1,146)	(108)	(2,258)	(204)
Debt expense – nonrecourse	(368)	(737)	(800)	(1,610)
Other, net	34	(155)	54	(204)

Total nonoperating (expenses) income, net	(270)	(103)	(2,195)	157

Income from continuing operations before income taxes	87,795	91,110	145,918	182,314
Income tax provision	31,712	33,873	52,366	67,873

Income from continuing operations including noncontrolling interests in subsidiaries	56,083	57,237	93,552	114,441
Discontinued operations, net of tax	0	2,808	0	2,808

Net income including noncontrolling interests in subsidiaries	$56,083	$60,045	$93,552	$117,249
Less: Net income attributable to the noncontrolling interest in subsidiaries	2,809	2,020	5,143	3,406

Net income	$53,274	$58,025	$88,409	$113,843

Amounts attributable to Federated Investors Inc.
Income from continuing operations	$53,274	$55,217	$88,409	$111,035
Discontinued operations, net of tax	0	2,808	0	2,808

Net income	$53,274	$58,025	$88,409	$113,843

Earnings per share – Basic
Income from continuing operations	$0.52	$0.55	$0.86	$1.10
Income from discontinued operations	0	0.03	0	0.03

Net income attributable to Federated Investors Inc.[1]	$0.52	$0.57	$0.86	$1.12

Earnings per share – Diluted
Income from continuing operations	$0.52	$0.54	$0.86	$1.08
Income from discontinued operations	0	0.03	0	0.03

Net income attributable to Federated Investors Inc.	$0.52	$0.57	$0.86	$1.11

Cash dividends per share	$0.24	$0.24	$0.48	$0.45

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity

(dollars in thousands)

(unaudited)

	Federated Investors, Inc. Shareholders					Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
Balance at December 31, 2007	$176,889	$679	$1,189,516	$(793,948)	$879	$3,572	$577,587
Net Income	0	0	113,843	0	0	3,406	117,249
Other comprehensive income, net of tax:
Reclassification adjustment, net of unrealized loss [1,3]	0	0	72	0	(246)	0	(174)
Foreign currency translation[2]	0	0	0	0	251	0	251

Comprehensive Income							117,326

Additional investments	0	0	0	0	0	560	560
Deconsolidation	0	0	0	0	0	(2,687)	(2,687)
Amortization of share-based compensation plans	7,013	0	0	0	0	0	7,013
Restricted stock activity	227	(772)	(2,675)	3,448	0	0	228
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(45,569)	0	0	(3,498)	(49,067)
Exercise of stock options	966	308	(9)	1,095	0	0	2,360
Purchase of treasury stock	0	0	0	(39,287)	0	0	(39,287)

Balance at June 30, 2008	$185,095	$215	$1,255,178	$(828,692)	$884	$1,353	$614,033

Balance at December 31, 2008	$198,630	$0	$1,028,928	$(804,481)	$297	$1,196	$424,570
Net Income	0	0	88,409	0	0	5,143	93,552
Other comprehensive income, net of tax:
Reclassification adjustment, net of unrealized gain [1,3]	0	0	(116)	0	472	0	356
Foreign currency translation[2]	0	0	0	0	350	45	395

Comprehensive Income							94,303

Additional investments	0	0	0	0	0	2,837	2,837
Deconsolidation	0	0	0	0	0	(423)	(423)
Amortization of share-based compensation plans	9,831	0	0	0	0	0	9,831
Restricted stock activity	(1,099)	(79)	(11,090)	11,469	0	0	(799)
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(49,038)	0	0	(4,790)	(53,828)
Exercise of stock options	537	79	(2,283)	6,142	0	0	4,475
Purchase of treasury stock	0	0	0	(6,823)	0	0	(6,823)
Other	0	0	(17)	0	0	0	(17)

Balance at June 30, 2009	$207,899	$0	$1,054,793	$(793,693)	$1,119	$4,008	$474,126

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax (expense) benefit on the reclassification adjustment, net of unrealized gain/loss was ($254) and $132 for the six months ended June 30, 2009 and 2008, respectively.
[2]	The tax expense on the foreign currency translation was $188 and $135 for the six months ended June 30, 2009 and 2008, respectively.
[3]

Comprehensive income attributable to Federated Investors, Inc. was $89,115 and $113,920 for the six months ended June 30, 2009 and 2008, respectively. Comprehensive income attributable to Noncontrolling interest in subsidiaries was $5,188 and $3,406 for the six months ended June 30, 2009 and 2008, respectively.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended June 30,	2009	2008
Operating Activities
Net income including noncontrolling interests in subsidiaries	$93,552	$117,249

Adjustments to Reconcile Net income including noncontrolling interests in subsidiaries to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	9,832	18,162
Depreciation and other amortization	12,217	12,162
Impairment of assets	20,163	23
Share-based compensation expense	10,025	7,265
Loss (gain) on disposal of assets	421	(172)
(Benefit) provision for deferred income taxes	(7,057)	2,323
Tax (detriment) benefit from share-based compensation	(477)	1,193
Excess tax benefits from share-based compensation	(682)	(1,149)
Net purchases of trading securities	(5,328)	(2,157)
Deferred sales commissions paid	(5,475)	(7,114)
Contingent deferred sales charges received	2,027	4,290
Proceeds from sale of certain B-share-related future revenue	2,559	3,659
Other changes in assets and liabilities:
Decrease in receivables, net	5,007	2,115
Increase in prepaid expenses and other assets	(3,720)	(7,010)
Decrease in accounts payable and accrued expenses	(22,898)	(20,744)
Increase in income taxes payable	881	1,163
Increase in other liabilities	1,609	4,520

Net cash provided by operating activities	112,656	135,778

Investing Activities
Cash paid for business acquisitions	(20,927)	(16,666)
Cash paid for property and equipment	(7,668)	(4,334)
Purchases of securities available for sale	(1,277)	(7)
Proceeds from redemptions of securities available for sale	0	11,035

Net cash used in investing activities	(29,872)	(9,972)

Financing Activities
Dividends paid	(49,233)	(45,821)
Purchases of treasury stock	(6,342)	(39,287)
Distributions to noncontrolling interest in subsidiaries	(4,711)	(2,513)
Contributions from noncontrolling interest in subsidiaries	2,338	133
Proceeds from shareholders for share-based compensation	4,238	1,395
Excess tax benefits from share-based compensation	682	1,149
Proceeds from new borrowings – recourse	54,800	0
Proceeds from new borrowings – nonrecourse	562	803
Payments on debt – recourse	(76,847)	(44)
Payments on debt – nonrecourse	(10,585)	(20,944)

Net cash used in financing activities	(85,098)	(105,129)

Net (decrease) increase in cash and cash equivalents	(2,314)	20,677
Cash and cash equivalents, beginning of period	45,438	120,350

Cash and cash equivalents, end of period	$43,124	$141,027

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

(2) Summary of Significant Accounting Policies

Included below are excerpts of Federated’s significant accounting policies that have been revised in 2009. For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are based principally on the total net assets of the investment portfolios that are managed or administered by Federated. The fair value of the investment portfolios is primarily determined using quoted market prices or independent third-party broker or dealer price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. For the periods presented, a de minimus amount of assets under management were priced by Federated management.

Federated may waive certain fees for competitive reasons, to meet regulatory requirements (including settlement-related (see Note (19)(c))) or to meet contractual requirements. Federated waived fees of $153.8 million and $307.5 million for the three- and six-month periods ended June 30, 2009, respectively, and $111.5 million and $214.9 million, respectively, for the same periods of 2008, nearly all of which was for competitive reasons. The increase in the first half of 2009 as compared to the first half of 2008 was primarily due to a $72.4 million increase in fee waivers due to increased money market assets and a $26.5 million increase in fee waivers to maintain positive or zero net yields. Fee waivers may increase in order to maintain positive or zero net yields in addition to other competitive reasons.

(b) Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share,” which requires that both basic and diluted earnings per share be presented. Effective January 1, 2009, Federated adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Because Federated issues restricted stock to certain key employees with nonforfeitable rights to dividends, Federated began calculating earnings per share using the two-class method in 2009. The prior period earnings per share data presented have been restated to conform to the new two-class method.

(c) Intangible Assets – Goodwill Impairment Testing

Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the fact that Federated’s operations are managed as a single business: investment management. Federated does not have multiple operating segments or business components for which discrete financial information is

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

prepared. Federated uses a two-step process to test for and measure impairment which begins with an estimation of the fair value of its reporting unit. Federated estimates the fair value of its reporting unit by first considering Federated’s market capitalization. If Federated’s market capitalization falls to a level below its recorded book value of net assets, Federated’s goodwill would be considered for impairment.

(d) Deferred Sales Commissions – Sale Treatment Accounting

In March 2007, Federated entered into a new sales program with an independent third party. The terms of the new program were written to remove any remote potential for recourse by making clear the fact that Federated is not responsible to indemnify the purchaser for any action initiated unilaterally by the fund board or others that would result in the termination of the revenue stream sold to the purchaser. Accordingly, Federated began accounting for all new sales of its rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds as sales. The sales of Federated’s rights to future shareholder service fees continued to be accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded.

(3) Recent Accounting Pronouncements

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 establishes the “FASB Accounting Standards Codification” (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, Federated plans to adopt SFAS 168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will not have a material impact on its Consolidated Financial Statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. As such, Federated plans to adopt SFAS 167 effective January 1, 2010. Federated is currently evaluating the impact of adopting this standard.

SFAS 166 – In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140) and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, Federated plans to adopt SFAS 166 effective January 1, 2010. Management does not expect the adoption of SFAS 166 to have a material impact on its Consolidated Financial Statements based on the fact that it is not involved with any transactions to transfer financial assets.

SFAS 165 – Effective June 30, 2009, Federated adopted SFAS No. 165, “Subsequent Events,” (SFAS 165). This standard is based upon the same principles that exist within the auditing standards and thus formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before financial statements are issued or available to be issued. The statement requires public entities to evaluate subsequent events through the date that financial statements are issued, while all other entities should evaluate subsequent events through the date that financial statements are available to be issued. SFAS 165 categorizes subsequent events into recognized subsequent events (or historically Type I events) and nonrecognized subsequent events (or historically Type II events). The statement also enhances disclosure requirements for subsequent events. SFAS 165 was effective upon issuance. The adoption of SFAS 165 did not have a material impact on Federated’s financial position or results of operations.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

FSP SFAS 107-1 & APB 28-1 – Effective June 30, 2009, Federated adopted FSP SFAS 107-1 & Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP SFAS 107-1 & APB 28-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. Federated has presented the necessary disclosures in Note (8) herein.

FSP SFAS 115-2 & SFAS 124-2 – Effective June 30, 2009, Federated adopted FSP SFAS 115-2 & SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP SFAS 115-2 & SFAS 124-2). This standard amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of a company’s investments, including other-than-temporary impairments on debt and equity securities, in the financial statements. The adoption of FSP SFAS 115-2 & SFAS 124-2 did not have a material impact on Federated’s financial position and results of operations. Federated has presented the necessary disclosures in Note (9) herein.

FSP SFAS 157-4 – Effective June 30, 2009, Federated adopted FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP SFAS 157-4). This FSP provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This FSP was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on Federated’s financial position and results of operations.

FSP EITF 03-6-1 – On January 1, 2009, Federated adopted FSP EITF 03-6-1. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. The prior period basic and diluted earnings per share data presented have been restated to conform to the new two-class method. As restated, diluted earnings per share for continuing operations for the three and six months ended June 30, 2008, were $0.01 and $0.02, respectively, less than the amounts previously reported.

FSP SFAS 142-3 – On January 1, 2009, Federated adopted FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The adoption of FSP SFAS 142-3 did not have a material impact on Federated’s financial position and results of operations.

SFAS 141(R) – On January 1, 2009, Federated adopted SFAS 141(R), “Business Combinations.” SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of SFAS 141(R) did not have a material impact on Federated’s financial position and results of operations for the three and six months ended June 30, 2009, but will have a significant impact on Federated’s accounting for future business combinations in the period of acquisition.

SFAS 160 – On January 1, 2009, Federated adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Federated has changed the presentation of noncontrolling interests in its Consolidated Financial Statements. The adoption of SFAS 160 did not have a material impact on Federated’s financial position and results of operations.

SFAS 157 and FSP SFAS 157-2 – On January 1, 2009, Federated adopted SFAS 157, “Fair Value Measurements,” as it relates to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis in accordance with FSP SFAS 157-2. The provisions of FSP SFAS 157-2 were applied to the determination of fair value for the nonfinancial assets subject to impairment during 2009. See Note (8) for additional information on the fair value determinations.

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

Federated’s detailed valuations to determine the fair value of the identifiable intangible assets associated with the Prudent Bear and Clover Capital Acquisitions are still in process. The preliminary valuation results included in the Consolidated Balance Sheet as of June 30, 2009 and the related Consolidated Statements of Income for the three- and six-month periods ended June 30, 2009 include certain adjustments to revise the estimates of fair value. See Note (10) for additional information on these revisions. Final valuation results may result in further adjustments to these preliminary purchase price allocations and such adjustments may be material. The revised preliminary valuation results indicate $11.7 million of the purchase price is assignable to identifiable intangible assets with a weighted-average useful life of 9 years, $36.7 million to intangible assets with indefinite lives and $26.0 million to goodwill, all of which will be deductible for tax purposes. The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed as of the acquisitions’ closing dates.

Preliminary Purchase Price Allocations (in millions)	Clover Capital	Prudent Bear
Intangible assets
Renewable investment advisory contract (indefinite life)	$0	$34.8
Customer relationships (10-year weighted-average useful life)[1]	8.7	0
Noncompete (5-year weighted-average useful life)[2]	0.5	2.5
Trade name (indefinite life)	0.6	1.3
Goodwill	20.6	5.4
Other long-term assets	0.3	0

Total assets acquired	30.7	44.0

Liabilities	(0.2)	(0.2)

Total purchase price	$30.5	$43.8

[1]	The customer relationship intangible assets will be amortized on a straight-line basis over their respective useful lives.
[2]	The noncompete assets will be amortized on an accelerated basis over their respective useful lives in a manner that best matches the benefit received.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The results of operations for both the Prudent Bear and Clover Capital Acquisitions were included in Federated’s Consolidated Financial Statements beginning in December 2008 based on the date of each of the respective acquisitions. The following table summarizes unaudited pro forma financial information assuming both the Prudent Bear Acquisition and the Clover Capital Acquisition occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had these acquisitions been completed on the assumed date and it is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may have been realized as a result of the acquisitions:

(in millions, except per share data)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue	$318.8	$632.8
Income from continuing operations attributable to Federated Investors, Inc.	$57.0	$114.3
Net income attributable to Federated Investors, Inc.	$59.8	$117.1

Earnings per share – Basic
Income from continuing operations attributable to Federated Investors, Inc.	$0.56	$1.13
Net income attributable to Federated Investors, Inc.	$0.59	$1.16

Earnings per share – Diluted
Income from continuing operations attributable to Federated Investors, Inc.	$0.56	$1.11
Net income attributable to Federated Investors, Inc.	$0.59	$1.14

The pro forma results include adjustments for the effect of acquisition-related expenses including compensation and related, depreciation and amortization, interest and income tax expense.

For additional detail on these and other recent business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

(5) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix). The sale was completed over a series of closings during 2006. In connection with the sale, Federated earned and accrued contingent consideration of $4.8 million in the second quarter of 2008, which was calculated as a percentage of Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business. This contingent consideration was included, net of tax, as income from discontinued operations for the three and six months ended June 30, 2008.

(6) Concentration Risk

As of June 30, 2009, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 70% of Federated’s total revenue for the six months ended June 30, 2009 was attributable to money market managed assets. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $312.8 billion in money market fund assets at June 30, 2009, $166.5 billion or 53% were invested in government agency and treasury funds. Reflecting increased demand in the market for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and fee waivers have been used to maintain positive or zero net yields.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the six months ended June 30, 2009, fee waivers to maintain positive or zero net yields totaled $26.6 million and were offset by a related reduction in marketing and distribution expenses of $15.9 million such that the net impact to Federated was $10.7 million in reduced operating income. Based on current market conditions and asset levels, management expects fee waivers will increase in the third quarter 2009 and may result in a reduction in operating income of approximately $8.5 million to $9 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Revenue concentration by product – Approximately 11% of Federated’s total revenue for both the three and six months ended June 30, 2009 was derived from services provided to one sponsored fund (Government Obligations Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding reductions to marketing and distribution expenses related to this fund.

Revenue concentration by customer – Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for approximately 20% and 11%, respectively, of Federated’s total revenue for the second quarter 2009 and approximately 22% and 11%, respectively, of Federated’s total revenue the first half of 2009. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding material reductions to marketing and distribution expenses associated with such intermediaries.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(7) Variable Interest Entities

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

(a) Consolidated Variable Interest Entities

Under FIN 46(R), most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given Federated’s typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions regarding the board of directors/trustees of the fund through voting rights. From time to time, Federated invests in certain of these launched products in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of June 30, 2009 and December 31, 2008, Federated was the sole or majority investor in certain of these various products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. Federated’s conclusion to consolidate a sponsored product may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment-company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. There was no significant impact to the Consolidated Balance Sheets or Statements of Income from entities that were either deconsolidated or newly consolidated during the three and six months ended June 30, 2009. At June 30, 2009, the aggregate assets and liabilities of the entities that Federated consolidated were $11.7 million and $0.5 million, respectively, and Federated recorded $3.6 million

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

to Noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2008, the aggregate assets and liabilities of the entities that Federated consolidated were $6.0 million and $0.8 million, respectively, and Federated recorded $0.8 million to Noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. The liabilities of the products are primarily classified as Accounts payable and accrued expenses – other on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

(b) Non-Consolidated Variable Interest Entities

At June 30, 2009, Federated’s maximum risk of loss related to VIEs in which it holds a significant variable interest or is the sponsor that holds a variable interest, but for which it was not the primary beneficiary, were as follows:

(in millions)	As of June 30, 2009
	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss[1]
Sponsored investment products[2]	$328,513.3	$—	$42.0
CDOs	$49.5	$180.3	$0
Equity investment	$5.6	$2.5	$7.9

[1]	The risk of loss does not reflect any potential loss as a result of a related deferred tax asset expiring unutilized.
[2]

The unconsolidated VIE assets for the sponsored investment products represents total assets under management for the related products. Of Federated’s $42.0 million invested in these products, $34.7 million represents investments in money market products included in Cash and cash equivalents, with the remaining $7.3 million included in Investments on the Consolidated Balance Sheets.

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

CDOs – At June 30, 2009, Federated also acted as the investment manager for two collateralized debt obligations (CDOs) that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of ten to twelve years. Federated’s variable interests in the CDOs are limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDOs on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entities.

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

(8) Fair Value Measurements

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

The following table presents fair value measurements for major categories of Federated’s financial assets measured at fair value on a recurring basis:

(in thousands)	June 30, 2009 Fair Value Measurements Using				December 31, 2008 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43,124	$—	$—	$43,124	$45,438	$—	$—	$45,438

Available-for-sale securities	$7,290	$—	$—	$7,290	$5,615	$—	$—	$5,615
Trading securities	7,398	6,166	—	13,564	3,997	3,597	—	7,594

Total investments	$14,688	$6,166	$—	$20,854	$9,612	$3,597	$—	$13,209

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2009. At June 30, 2009 and December 31, 2008, Federated held financial liabilities of $0.2 million and $0.6 million, respectively, measured at fair value on a recurring basis. These liabilities were classified as short-term and the fair value was determined primarily using quoted prices (Level 1). In addition, Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2009 or December 31, 2008.

(b) Fair Value Measurements on a Nonrecurring Basis

In the first quarter 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired in connection with prior acquisitions. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to the significant declines in the latter half of 2008. Management’s quarterly recoverability assessment of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Current cash flow projections were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs (Level 3).

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

During the first quarter 2009, there was a significant decline in the resale market for used aircraft. Management performed a recoverability test for the net book value of Federated’s aircraft in light of this indicator of potential impairment. As a result of the significant deterioration in the used aircraft market and management’s revised estimate of the remaining useful life of Federated’s aircraft, management estimated at March 31, 2009 that the carrying value of the aircraft was not fully recoverable. Based upon independent valuation data for similar assets (Level 2), management estimated the value of Federated’s aircraft to be $5 million at March 31, 2009, which resulted in a $3.7 million impairment charge recorded as an operating expense in Other on the Consolidated Statements of Income.

(c) Fair Value Measurements of Other Financial Instruments

With regard to Federated’s financial instruments that are not required to be carried at fair value, carrying amounts for Receivables approximate fair value due to their short maturities.

The fair value of Federated’s nonrecourse debt is estimated based on estimated annual redemption and market appreciation rates of the underlying B-share fund assets (see Note (12)). Based on this estimate, the carrying value of nonrecourse debt appearing on the Consolidated Balance Sheets approximates fair value.

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt liabilities appearing on the Consolidated Balance Sheets approximates fair value.

(9) Investments

Investments as of June 30, 2009 and December 31, 2008 included trading and available-for-sale securities. At June 30, 2009 and December 31, 2008, Federated held investments totaling $7.3 million and $5.6 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities and were included in Investments on the Consolidated Balance Sheets.

Federated’s trading securities totaled $13.6 million and $7.6 million at June 30, 2009 and December 31, 2008, respectively. Federated consolidates certain sponsored products into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (7)). As a result, all investments held by these sponsored products were included in Federated’s Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 as trading securities. These investments primarily represented stocks of large- and mid-cap U.S. and international companies and investment-grade debt securities.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Available-for-sale securities were as follows:

(in thousands)	Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
At June 30, 2009
Equity mutual funds	2,578	139	(5)	2,712
Fixed-income mutual funds	4,462	203	(87)	4,578

Total fluctuating-value mutual funds	$7,040	$342	$(92)	$7,290

At December 31, 2008
Equity mutual funds	3,017	0	(318)	2,699
Fixed-income mutual funds	3,074	130	(288)	2,916

Total fluctuating-value mutual funds[1]	$6,091	$130	$(606)	$5,615

[1]

As of December 31, 2008 the unrealized losses of $606 related to investments with a fair value of $4,527. Of these, investments with a fair value of $4,471 with unrealized losses of $562 had sustained continuous unrealized losses for a period shorter than 12 months.

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with investments for the three and six months ended June 30:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized gain (loss) on trading securities	$910	$(75)	$1,129	$(518)
Realized gains[1]	390	0	496	167
Realized losses[2]	(396)	(127)	(987)	(160)
Impairments	0	0	(386)	(14)

Gain (loss) on securities, net	$904	$(202)	$252	$(525)

[1]

Of the realized gains, $358 and $463 related to the disposal of trading securities for the three and six months ended June 30, 2009, respectively. None of the realized gains for the six months ended June 30, 2008 related to the disposal of trading securities.

[2]	For all periods presented, all of the realized losses related to the disposal of trading securities.

(10) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

(in thousands)	June 30, 2009			December 31, 2008
	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Finite-lived intangible assets:
Customer relationships[1]	$135,869	$(94,929)	$40,940	$154,121	$(87,318)	$66,803
Noncompete agreements[2]	14,396	(5,851)	8,545	14,496	(4,778)	9,718

Total finite-lived intangible assets[3]	150,265	(100,780)	49,485	168,617	(92,096)	76,521

Indefinite-lived intangible assets:
Renewable investment advisory contract	34,800	0	34,800	44,700	0	44,700
Trade names	1,900	0	1,900	2,000	0	2,000

Total indefinite-lived intangible assets	36,700	0	36,700	46,700	0	46,700

Total identifiable intangible assets	$186,965	$(100,780)	$86,185	$215,317	$(92,096)	$123,221

[1]	Weighted average amortization period of 9.6 years as of June 30, 2009
[2]	Weighted average amortization period of 7.1 years as of June 30, 2009
[3]	Weighted average amortization period of 9.4 years as of June 30, 2009

The decrease of $18.3 million in the cost of the Customer relationship intangible assets at June 30, 2009 as compared to December 31, 2008 primarily relates to the $16.0 million impairment of certain intangible assets related to two acquisitions. This

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

write-down was recorded in the first quarter 2009 and is reflected in Intangible asset impairment and amortization on the Consolidated Statement of Income for the six months ended June 30, 2009. See Note (8)(b) for additional information on the impairment.

The decrease of $9.9 million in the cost of the Renewable investment advisory contract intangible asset at June 30, 2009, as compared to December 31, 2008, reflects an adjustment to revise the preliminary purchase price allocation recorded for the Prudent Bear Acquisition. See Note (4) for additional information.

Amortization expense for identifiable intangible assets for the three- and six-month periods ended June 30, 2009 was $4.0 million and $8.7 million, respectively, and $4.6 million and $9.3 million, respectively, for the same periods of 2008. This expense was included in Intangible asset impairment and amortization on the Consolidated Statements of Income for each period.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in millions)	For the years ending December 31,
2009	$16.5
2010	$14.8
2011	$8.6
2012	$5.0
2013	$4.2

Goodwill at June 30, 2009 and December 31, 2008 was $565.8 million and $534.1 million, respectively. During the first half of 2009, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($23.1 million), and adjustments to revise the preliminary purchase price allocations recorded for the Prudent Bear Acquisition ($5.4 million) and the Clover Capital Acquisition ($3.0 million). See Note (4) and Note (19)(a) for additional information.

(11) Other Current Liabilities

Federated’s Other current liabilities at June 30, 2009 and December 31, 2008 included accruals of $18.7 million and $15.4 million, respectively, related to the contingent purchase price payments for the Alliance Acquisition which is payable annually in April with a final payment due in July 2010. Also included in Other current liabilities at June 30, 2009 and December 31, 2008 was $19.0 million and $17.0 million, respectively, related to an insurance recovery for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (19)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(12) Recourse Debt

Recourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maturity Date	June 30, 2009	December 31, 2008
	2009[1]	2008[2]
$140 million Term Loan[3,4]	2.83%	3.24%	October 31, 2011	$133,000	$140,000
$200 million Revolving Credit Facility[3,5]	0.54%	1.98%	October 31, 2011	22,000	37,000
Capital Lease	6.93%	6.93%	October 31, 2009	24	71

Total debt – recourse				155,024	177,071
Less: Short-term debt – recourse				39,524	51,071

Long-tem debt – recourse				$115,500	$126,000

[1]	As of June 30, 2009
[2]	As of December 31, 2008
[3]	The terms of these agreements allow up to eight separate borrowing tranches each for the purpose of setting different interest rates and maturities.
[4]	The current rate is the weighted-average rate of several loan tranches maturing on various dates through February 2, 2010.
[5]	The current rate was effective through July 10, 2009.

As of June 30, 2009, Federated had $178.0 million available for borrowings under its $200 million Revolving Credit Facility as a result of outstanding borrowings of $22.0 million, which were paid off on July 10, 2009.

(13) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	June 30, 2009	December 31, 2008
Deferred sales commissions on B-shares, net	$19,292	$28,637
Other deferred sales commissions, net	2,144	1,624

Deferred sales commissions, net	$21,436	$30,261

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maximum Remaining Amortization Period at June 30, 2009	June 30, 2009	December 31, 2008
	2009[1]	2008[2]
Financings between October 2000 and December 2003	4.75%	4.75%	2.6 years	$2,736	$8,165
Financings between January 2004 and February 2007	6.80%	6.59%	5.8 years	15,693	20,311
Financings between March 2007 and June 2009	5.12%	5.65%	8.1 years	2,328	2,021

Total debt – nonrecourse				$20,757	$30,497

[1]	As of June 30, 2009
[2]	As of December 31, 2008

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(14) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2009, Federated awarded 504,136 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. During the first six months of 2009, Federated also awarded 100,000 shares of restricted Federated Class B common stock under the Stock Incentive Plan to a certain key employee. This restricted stock vests over a ten-year period with restrictions on the vested portion of the award lapsing on approximately the award’s fifth- and tenth-year anniversaries. Federated awarded 758,551 shares of restricted Federated Class B common stock to employees during 2008.

(b) Stock Options

During the second quarters of 2009 and 2008, Federated awarded 12,000 fully vested stock options to non-management directors. During the first six months of 2009, 327,275 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2008 totaled 1,052,343.

(15) Equity

During the third quarter of 2008, the board of directors authorized a share repurchase program that allows Federated to buy back as many as 5 million additional shares of Class B common stock in the future with no stated expiration date. No other programs existed at June 30, 2009. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the first six months of 2009, Federated repurchased 308,337 shares of common stock for $6.8 million. Of these repurchases, 288,400 shares were purchased in the open market at a cost of $6.8 million and the remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program.

(16) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected statutory rate	35.0%	35.0%	35.0%	35.0%
Increase:
State income taxes, net of federal benefit	2.1	2.5	2.0	2.5
Other	0.2	0.5	0.2	0.4
Decrease:
Book income of consolidated entities attributable to noncontrolling interests	(1.2)	(0.8)	(1.3)	(0.7)

Total	36.1%	37.2%	35.9%	37.2%

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(17) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc. See Note (2)(b) for additional information:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator – Basic
Income from continuing operations	$53,274	$55,217	$88,409	$111,035
Less: Total income available to participating restricted shareholders[1]	(1,335)	(961)	(2,010)	(1,912)

Total income from continuing operations	$51,939	$54,256	$86,399	$109,123

Income from discontinued operations	$0	$2,808	$0	$2,808
Less: Total income available to participating restricted shareholders[1]	0	(49)	0	(48)

Total income from discontinued operations	$0	$2,759	$0	$2,760

Net income	$51,939	$57,015	$86,399	$111,883

Numerator – Diluted
Income from continuing operations	$53,274	$55,217	$88,409	$111,035
Less: Total income available to participating restricted shareholders[1]	(1,334)	(954)	(2,009)	(1,896)

Total income from continuing operations	$51,940	$54,263	$86,400	$109,139

Income from discontinued operations	$0	$2,808	$0	$2,808
Less: Total income available to participating restricted shareholders[1]	0	(49)	0	(48)

Total income from discontinued operations	$0	$2,759	$0	$2,760

Net income	$51,940	$57,022	$86,400	$111,899

Denominator
Basic weighted-average common shares outstanding	100,041	99,347	99,985	99,580
Dilutive potential shares from stock options	123	1,036	116	1,180

Diluted weighted-average common shares outstanding	100,164	100,383	100,101	100,760

Earnings per Share – Basic
Income from continuing operations	$0.52	$0.55	$0.86	$1.10
Income from discontinued operations	0	0.03	0	0.03

Net income[2]	$0.52	$0.57	$0.86	$1.12

Earnings per Share – Diluted
Income from continuing operations	$0.52	$0.54	$0.86	$1.08
Income from discontinued operations	0	0.03	0	0.03

Net income	$0.52	$0.57	$0.86	$1.11

[1]

Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of estimated and actual forfeited dividends, and their proportionate share of undistributed earnings.

[2]	Totals may not sum due to rounding.

For both the three- and six-month periods ended June 30, 2009, 3.4 million stock option awards were outstanding, but not included in the computation of diluted earnings per share for the period because the exercise price was greater than the average market price of Federated Class B common stock for the period. For the three- and six-month periods ended June 30, 2008, 0.4 million and 0.2 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for the period because the exercise price was greater than the average market price of Federated Class B common stock for the period. In the event the awards become dilutive, there would be a net number of shares added to the weighted-average number of shares used in the calculation of diluted earnings per share.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(18) Comprehensive Income

Comprehensive income was $56.7 million and $94.3 million for the three- and six-month periods ended June 30, 2009, respectively, and $60.0 million and $117.3 million, respectively, for the same periods of 2008.

(19) Commitments and Contingencies

(a) Contractual

As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the next four years. The purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved.

As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the next five years. The purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved.

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

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first four contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million and $19.8 million were paid in the second quarters of 2006, 2007, 2008 and 2009, respectively. At current asset levels, the final payments in 2010 would total approximately $40 million. As of June 30, 2009, $18.7 million, which includes a $10 million lump-sum payment, was accrued in Other current liabilities and recorded as goodwill.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2009, $1.9 million was paid related to these semi-annual contingent purchase price payments and $0.1 million related to the second annual contingent purchase price payment was accrued in Other current liabilities. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2009, excluding the impact of the incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $99 million if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. Given the current market conditions, management does not expect that the applicable growth targets will be met in 2009 and thus no additional payments are expected in the remaining half of 2009. At this time, management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus due to the low level of assets in that fund at June 30, 2009 and the wide range of possible growth-rate scenarios.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Pursuant to another acquisition agreement and long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the six months ended June 30, 2009 and 2008, these fee reductions were approximately $1 million and $2 million, respectively.

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

The plaintiffs in the excessive fee cases seek compensatory damages reflecting a return of all advisory fees earned by Federated in connection with the management of the Federated Kaufmann Fund since June 28, 2003, as well as attorneys’ fees and expenses. The remaining lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these lawsuits and similar suits against third parties, as well as the timing of settlements, judgments or other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the six-month periods ended June 30, 2009 and 2008 reflect $6.4 million and $4.8 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. As of June 30, 2009, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(20) Subsequent Events

On July 23, 2009, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 10, 2009 to be paid on August 14, 2009.

Federated has evaluated subsequent events through July 24, 2009, the date these financial statements were issued.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $401.8 billion in managed assets as of June 30, 2009. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from administering mutual funds sponsored by a third party and from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at June 30, 2009 attributable to such markets are as follows: wealth management and trust (58%), broker/dealer (28%) and global institutional (12%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed or administered by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed and administered assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements (including settlement-related (see Note (19)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a marketing and distribution expense.

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

For the six months ended June 30, 2009, approximately 70% of Federated’s total revenue was attributable to money market managed assets as compared to 57% for the same period of 2008. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $312.8 billion in money market fund assets at June 30, 2009, $166.5 billion or 53% were invested in government agency and treasury funds. Reflecting increased demand in the market for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and fee waivers have been used to maintain positive or zero net yields.

During the three and six months ended June 30, 2009, fee waivers to maintain positive or zero net yields totaled $17.0 million and $26.6 million, respectively. During the three and six months ended June 30, 2009, these fee waivers were offset by related reductions in marketing and distribution expenses of $11.4 million and $15.9 million, respectively, such that the net impact to Federated was $5.6 million and $10.7 million, respectively, in reduced operating income. Based on current market conditions and asset levels, management expects fee waivers will increase in the third quarter 2009 and may result in a reduction in operating income of approximately $8.5 million to $9 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the fee waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Asset Impairments

In the first quarter 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired in connection with prior acquisitions. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to similar significant declines in the latter half of 2008. Management’s quarterly recoverability assessment of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Current cash flow projections were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs. Such inputs included (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management created several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

During the first quarter 2009, there was a significant decline in the resale market for used aircraft. Management performed a recoverability test for the net book value of Federated’s aircraft in light of this indicator of potential impairment. As a result of the significant deterioration in the used aircraft market and management’s revised estimate of the remaining useful life of Federated’s aircraft, management estimated at March 31, 2009 that the carrying value of the aircraft was not fully recoverable. Based upon independent valuation data for similar assets, management estimated the value of Federated’s aircraft to be $5 million at March 31, 2009, which resulted in a $3.7 million impairment charge recorded as an operating expense in Other on the Consolidated Statements of Income.

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

Federated’s detailed valuations to determine the fair value of the identifiable intangible assets associated with the Prudent Bear and Clover Capital Acquisitions are still in process. The preliminary valuation results included in the Consolidated Balance Sheet as of June 30, 2009 and the related Consolidated Statements of Income for the three- and six-month periods ended June 30, 2009 include certain adjustments to revise the preliminary estimates of fair value. Final valuation results may result in further adjustments to these preliminary purchase price allocations and such adjustments may be material. See Note (4) and Note (19)(a) to the Consolidated Financial Statements for additional information on these acquisitions and the related contingent payments.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

(in millions)	June 30,		Percent Change
	2009	2008
By Asset Class
Money market	$346,354	$271,131	28%
Equity	26,211	37,281	(30)%
Fixed-income	28,683	22,989	25%
Liquidation portfolios[1]	556	2,083	(73)%

Total managed assets	$401,804	$333,484	20%

By Product Type
Funds:
Money market	$312,808	$240,646	30%
Equity	17,966	25,569	(30)%
Fixed-income	24,100	19,065	26%

Total mutual fund assets	$354,874	$285,280	24%

Separate Accounts:
Money market	$33,546	$30,485	10%
Equity	8,245	11,712	(30)%
Fixed-income	4,583	3,924	17%

Total separate account assets	$46,374	$46,121	1%

Liquidation Portfolios[1]	$556	$2,083	(73)%

Total managed assets	$401,804	$333,484	20%

Average Managed Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2009	2008		2009	2008
By Asset Class
Money market	$361,502	$279,776	29%	$361,886	$270,041	34%
Equity	25,287	38,974	(35)%	24,753	38,723	(36)%
Fixed-income	26,978	22,709	19%	25,597	22,410	14%
Liquidation portfolios[1]	637	1,816	(65)%	806	1,462	(45)%

Total average managed assets	$414,404	$343,275	21%	$413,042	$332,636	24%

By Product Type
Funds:
Money market	$326,280	$246,868	32%	$328,288	$239,294	37%
Equity	17,220	26,762	(36)%	16,730	26,729	(37)%
Fixed-income	22,545	18,672	21%	21,277	18,429	15%

Total average mutual fund assets	$366,045	$292,302	25%	$366,295	$284,452	29%

Separate Accounts:
Money market	$35,222	$32,908	7%	$33,598	$30,747	9%
Equity	8,067	12,212	(34)%	8,023	11,994	(33)%
Fixed-income	4,433	4,037	10%	4,320	3,981	9%

Total average separate account assets	$47,722	$49,157	(3)%	$45,941	$46,722	(2)%

Liquidation Portfolios[1]	$637	$1,816	(65)%	$806	$1,462	(45)%

Total average managed assets	$414,404	$343,275	21%	$413,042	$332,636	24%

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

Changes in Equity and Fixed-Income

Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Equity Funds
Beginning assets	$15,902	$25,880	$17,562	$29,145

Sales	1,177	1,347	2,502	2,949
Redemptions	(1,151)	(1,529)	(2,742)	(3,422)

Net sales (redemptions)	26	(182)	(240)	(473)
Net exchanges	8	(18)	(67)	(95)
Acquisition-related	0	42	0	42
Market gains and losses/reinvestments[1]	2,030	(153)	711	(3,050)

Ending assets	$17,966	$25,569	17,966	$25,569

Fixed-Income Funds
Beginning assets	$20,752	$18,339	$19,321	$17,943

Sales	4,597	2,337	7,748	4,155
Redemptions	(1,997)	(1,530)	(4,007)	(3,085)

Net sales	2,600	807	3,741	1,070
Net exchanges	6	1	48	54
Market gains and losses/reinvestments[1]	742	(82)	990	(2)

Ending assets	$24,100	$19,065	$24,100	$19,065

[1]

Reflects changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Equity and Fixed-Income

Separate Account Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Equity Separate Accounts
Beginning assets	$7,509	$11,638	$9,099	$13,017

Net customer flows[2]	(204)	209	(765)	(195)
Market gains and losses/reinvestments[3]	940	(135)	(89)	(1,110)

Ending assets	$8,245	$11,712	$8,245	$11,712

Fixed-Income Separate Accounts
Beginning assets	$4,219	$3,987	$4,165	$3,754

Net customer flows[2]	74	(14)	81	57
Market gains and losses/reinvestments[3]	290	(49)	337	113

Ending assets	$4,583	$3,924	$4,583	$3,924

Liquidation Portfolios
Beginning assets	$700	$1,090	$1,505	$1,127

Net customer flows[2]	(151)	1,089	(953)	1,078
Market gains and losses/reinvestments[3]	7	(96)	4	(122)

Ending assets	$556	$2,083	$556	$2,083

[2]	For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.
[3]

Reflects approximate changes in the market value of the securities held in the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management-fee rate than fixed-income and money market products. Likewise, mutual fund products typically earn a higher management-fee rate than Separate Accounts. Additionally, certain components of marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the six months ended June 30:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2009	2008	2009	2008
By Asset Class
Money market assets	88%	81%	70%	57%
Equity assets	6%	12%	20%	32%
Fixed-income assets	6%	7%	10%	10%
Liquidation portfolios	—	—	—	—
Other activities	N/A	N/A	—	1%

By Product Type
Funds:
Money market assets	80%	72%	69%	57%
Equity assets	4%	8%	17%	28%
Fixed-income assets	5%	6%	9%	9%
Separate Accounts:
Money market assets	8%	9%	1%	0%
Equity assets	2%	4%	3%	4%
Fixed-income assets	1%	1%	1%	1%
Liquidation Portfolios	—	—	—	—
Other activities	N/A	N/A	—	1%

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

The June 30, 2009 period-end managed assets increased 20% over period-end managed assets at June 30, 2008. Average managed assets for the three- and six-month periods ended June 30, 2009, increased 21% and 24%, respectively, over average managed assets for the same periods in 2008. Total money market assets at June 30, 2009 increased 28% as compared to June 30, 2008. Average money market assets increased 29% and 34%, respectively, for the three- and six-month periods ended June 30, 2009 as compared to the same periods in 2008. These increases were largely due to investors’ heightened concerns about risk and uncertainty in the credit and financial markets and the Federal Reserve’s interest rate cuts beginning in September 2007.

Period-end equity assets at June 30, 2009 decreased 30% as compared to June 30, 2008. Average equity assets for the three- and six-month periods ended June 30, 2009 decreased 35% and 36%, respectively, as compared to the same periods in 2008 primarily due to market depreciation and, to a lesser extent, net redemptions, partially offset by the Clover Capital and Prudent Bear Acquisitions. Period-end fixed-income assets at June 30, 2009 increased 25% as compared to June 30, 2008. Average fixed-income assets for the three- and six-month periods ended June 30, 2009, increased 19% and 14%, respectively, as compared to the same periods last year primarily due to positive net sales, as well as the Prudent Bear and Clover Capital Acquisitions.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and six-month periods ended June 30 is set forth in the following table:

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	Percent Change	2009	2008	Change	Percent Change
Revenue from managed assets	$305.5	$307.6	$(2.1)	(1)%	$614.3	$610.2	$4.1	1%
Revenue from sources other than managed assets	1.4	2.7	(1.3)	(48)%	3.2	5.8	(2.6)	(45)%

Total revenue	$306.9	$310.3	$(3.4)	(1)%	$617.5	$616.0	$1.5	0%

Revenue from managed assets decreased $2.1 million for the three-month period ended June 30, 2009 as compared to the same period in 2008 primarily due to a decrease in revenue of $41.2 million related to a decrease in average equity assets under management (excluding assets acquired in connection with the significant acquisitions in the fourth quarter 2008), offset by an increase in revenue of $43.5 million due to an increase in average money market assets under management, a $7.4 million increase in revenue generated from assets acquired in connection with the significant acquisitions in the fourth quarter 2008 and a $2.3 million increase due to an increase in average fixed-income managed assets (excluding assets acquired in connection with the significant acquisitions in the fourth quarter 2008). In addition, during the three months ended June 30, 2009, certain money market fund fees totaling $17.0 million were voluntarily waived in order to maintain positive or zero net yields. These fee waivers on the money market funds were offset by a related reduction in marketing and distribution expenses of $11.4 million during the same period such that the net impact on operating income for the three months ended June 30, 2009 was a decrease of $5.6 million.

Revenue from managed assets increased $4.1 million for the six-month period ended June 30, 2009 as compared to the same period in 2008 primarily due to an increase in revenue of $103.4 million due to an increase in average money market assets under management and $15.1 million increase in revenue generated from assets acquired in connection with the significant acquisitions in the fourth quarter 2008. The increase in revenue was partially offset by a decrease in revenue of $90.2 million due to a decrease in average equity assets under management (excluding assets acquired in connection with the significant acquisitions in the fourth quarter 2008). In addition, during the six-month period ended June 30, 2009, certain money market fund fees totaling $26.6 million were voluntarily waived in order to maintain positive or zero net yields. These fee waivers on the money market funds were offset by a related reduction in marketing and distribution expenses of $15.9 million during the same period such that the net impact on operating income for this same period was a decrease of $10.7 million.

Based on current market conditions and asset levels, management expects fee waivers will increase in the third quarter 2009 and may result in a reduction in operating income of approximately $8.5 million to $9 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of these waivers will be determined by a variety of factors including available yields on instruments held by the money market funds, changes in assets within the money market funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the money market funds, changes in the mix of customer assets and Federated’s willingness to continue these waivers.

For the six-month period ended June 30, 2009, Federated’s ratio of revenue from managed assets to average managed assets was 0.30% as compared to 0.37% for the same period of 2008. The decrease in the rate was primarily due to the significant increase in money market managed assets and significant decrease in equity managed assets. During the six-month period ended June 30, 2009, average managed assets invested in money market products represented 88% of Federated’s total average managed assets as compared to 81% for the same period of 2008, while average equity managed assets represented 6% of total average managed assets for the first six months of 2009 as compared to 12% for the same period of 2008. Money market and fixed-income products generally have a lower management-fee rate than equity products.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. Operating expenses for the three- and six-month periods ended June 30 are set forth in the following table:

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	Percent Change	2009	2008	Change	Percent Change
Marketing and distribution	$114.1	$110.4	$3.7	3%	$236.4	$218.1	$18.3	8%
Compensation and related	63.6	59.0	4.6	8%	129.8	120.5	9.3	8%
Amortization of deferred sales commissions	5.0	8.8	(3.8)	(43)%	9.8	18.2	(8.4)	(46)%
Intangible asset impairment and amortization	4.0	4.6	(0.6)	(13)%	24.7	9.3	15.4	166%
All other	32.1	36.3	(4.2)	(12)%	68.7	67.7	1.0	1%

Total operating expenses	$218.8	$219.1	$(0.3)	(0)%	$469.4	$433.8	$35.6	8%

Total operating expenses for the three-month period ended June 30, 2009 decreased $0.3 million compared to the same period in 2008. Marketing and distribution expense increased $3.7 million primarily due to a $18.2 million increase related to increased average money market managed assets in the quarter ended June 30, 2009 as compared to the same period in 2008, partially offset by the aforementioned $11.4 million reduction associated with maintaining positive or zero net yields in certain money market funds and a decrease of $2.7 million associated with lower average equity managed assets and changes in the mix of those assets. Compensation and related expense increased $4.6 million. The most significant driver of this increase was the increase in employee count as a result of the Clover Capital and Prudent Bear Acquisitions. Amortization of deferred sales commissions decreased $3.8 million primarily due to lower average B-share assets.

Total operating expenses for the six-month period ended June 30, 2009 increased $35.6 million compared to the same period in 2008. Marketing and distribution expense increased $18.3 million primarily due to a $41.8 million increase related to increased average money market managed assets in the six-month period ended June 30, 2009 as compared to the same period in 2008, partially offset by the aforementioned $15.9 million reduction associated with maintaining positive or zero net yields in certain money market funds and a $6.5 million decrease associated with lower average equity managed assets and changes in the mix of those assets. Compensation and related expense increased $9.3 million primarily due to the increase in employee count as a result of the Clover Capital and Prudent Bear Acquisitions. Amortization of deferred sales commissions decreased $8.4 million primarily due to lower average B-share assets. Intangible asset impairment and amortization increased $15.4 million due primarily to the impairment of certain customer relationship intangible assets in the first quarter 2009. See Business Developments – Asset Impairments for additional information.

Exclusive of any reduction related to Federated’s decision to waive fees to maintain positive or zero net yields, Federated expects marketing and distribution expense to continue to increase due to asset growth and the competitive nature of the mutual fund business. These increases have historically resulted from increases in and/or changes in the mix of assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer Federated’s products to their customers. Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. In the broker/dealer channel, Federated managed $86.1 billion in money market assets for various broker/dealer customers as of June 30, 2009 as compared to $77.3 billion as of June 30, 2008. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers result in a significant portion of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher marketing and distribution expense per dollar of revenue compared to other distribution channels.

Nonoperating Income (Expenses). Nonoperating expenses, net remained flat for the three months ended June 30, 2009 as compared to the same period in 2008. Nonoperating expenses, net increased $2.4 million for the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to an increase in Debt expense – recourse due primarily to a term-loan facility that Federated entered into in the third quarter 2008.

Income Taxes on Continuing Operations. The income tax provision for continuing operations decreased $2.2 million for the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to decreased income before income taxes. The effective tax rate was 36.1% for the three-month period ended June 30, 2009 as compared to 37.2% for the same period in 2008. See Note (16) to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The income tax provision for continuing operations decreased $15.5 million for the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to decreased income before income taxes. The effective tax rate was 35.9% for the six-month period ended June 30, 2009 as compared to 37.2% for the same period in 2008. See Note (16) to the Consolidated Financial Statements for additional information.

Income from Continuing Operations attributable to Federated Investors, Inc. Income from continuing operations decreased $1.9 million and $22.6 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for income from continuing operations for the three and six months ended June 30, 2009 decreased $0.02 and $0.22, respectively, as compared to the same periods of 2008 primarily as a result of the impact of decreased income from continuing operations.

Discontinued Operations. Discontinued operations, net of tax, totaled $2.8 million for both the three and six months ended June 30, 2008. In the second quarter 2008, Federated recognized a $4.8 million gain for the final payment from the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix) in 2006. The final payment, which was received in the third quarter 2008, was earned in the second quarter 2008 and was calculated as a percentage of Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2009, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $86.4 million as compared to $82.5 million at December 31, 2008. The increase of $3.9 million primarily reflects an increase of $7.6 million in Investments, partially offset by a decrease of $2.3 million in Cash and cash equivalents which was comprised of the following significant items:

Cash from Operating Activities. Net cash provided by operating activities totaled $112.7 million for the six months ended June 30, 2009 as compared to $135.8 million for the same period in 2008. The decrease of $23.1 million was primarily due to: (1) a $23.7 million decrease in Net income including noncontrolling interests in subsidiaries, (2) a $9.4 million increased benefit for deferred income taxes primarily related to the impairment of intangible and fixed assets during the first quarter 2009 and (3) an $8.3 million decrease in amortization of deferred sales commissions primarily due to lower average B-share assets. These items were partially offset by $20.1 million increase in impairments recorded in the first quarter 2009 as compared to the same period in 2008 (see Business Developments – Asset Impairments for additional information).

Cash Used in Investing Activities. During the six-month period ended June 30, 2009, Federated used $29.9 million for investing activities, which included $20.9 million in cash paid primarily in connection with contingent purchase price payments for a prior year business acquisition and $7.7 million in cash paid for property and equipment.

Cash Used in Financing Activities. During the six-month period ended June 30, 2009, Federated used $85.1 million for financing activities. Of this amount, Federated paid $49.2 million or a total of $0.48 per share in dividends to holders of its common shares in the first half of 2009. In addition, Federated repaid $69.8 million and borrowed $54.8 million during the first six months of 2009 in connection with its $200 million revolving credit facility. During the six months ended June 30, 2009, Federated also repaid $7.0 million of its borrowings on its $140 million term-loan facility that matures on October 31, 2011. See Note (12) to the Consolidated Financial Statements for more information on Recourse debt.

Borrowings. During the third quarter 2008, Federated entered into a $140 million Term Loan with an option to increase its borrowings to $150 million during the term of the facility upon commitment from the lending banks (Term Loan). The Term Loan requires quarterly principal payments totaling $14 million, $21 million and $28 million in 2009, 2010 and 2011, respectively, and a balloon payment of $77 million when the loan expires on October 31, 2011. Federated made principal payments totaling $7.0 million in the first half of 2009.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (the Revolver). As of June 30, 2009, Federated had $178.0 million available for borrowings under the Revolver as a result of outstanding borrowings of $22.0 million, which were repaid in July 2009. See Note (12) to the Consolidated Financial Statements for more information on Recourse debt.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Proceeds from the debt facilities were used to finance a portion of the special cash dividend payment in the third quarter 2008 and will be used for share repurchase programs, future dividends, acquisition-related payments and reasonably foreseeable cash needs.

Both the Revolver and Term Loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) of at least 4 to 1 and a leverage ratio covenant (consolidated debt to consolidated EBITDA) of no more than 2 to 1, as well as other customary terms and conditions. As of June 30, 2009, the interest coverage ratio and leverage ratio were 94.2 to 1 and 0.4 to 1, respectively. Federated was in compliance with its interest coverage and leverage ratios at and during the quarter ended June 30, 2009. Both the Revolver and Term Loan also have certain stated events of default and cross default provisions which would permit the lenders to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed thereunder.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include funding marketing and distribution expenditures, paying incentive and base compensation, repaying recourse debt obligations, funding business acquisitions, repurchasing company stock, paying shareholder dividends, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters previously described regarding past mutual fund trading issues and related legal proceedings could result in payments which may have a material impact on Federated’s liquidity, capital resources and results of operations.

On July 23, 2009, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 10, 2009 to be paid on August 14, 2009.

After evaluating the sufficiency of Federated’s existing liquid assets, expected continuing cash flow from operations and the current B-share funding arrangement, Federated may continue borrowing against the $200 million Revolver at various times in the remaining half of 2009 to meet its present and reasonably foreseeable cash needs. Management may choose to borrow the maximum amount available under the Revolver which would cause total outstanding borrowings to total as much as $333 million. Management also has the ability to issue stock or debt to meet future cash needs.

Financial Position

Accrued compensation and benefits at June 30, 2009 decreased $16.0 million from December 31, 2008 primarily due to the annual 2008 accrued incentive compensation being paid in the first six months of 2009 ($52.6 million), partially offset by two quarters of certain 2009 incentive compensation accruals net of payments being recorded in the first half of 2009 ($35.3 million).

Additional significant changes in assets and liabilities are discussed elsewhere in Management’s Discussion and Analysis.

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. Assuming recourse debt balances and the weighted-average interest rates in effect at June 30, 2009 (see Note (12) to the Consolidated Financial Statements), Federated’s minimum contractual interest payments would be approximately $2 million and $6 million for the 2009 and 2010-2011 periods, respectively. At June 30, 2009, there were no material changes outside of the ordinary course of business to the minimum noncancelable contractual obligations presented in Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contingent Liabilities and Payments. As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the next four years. The purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved.

As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the next five years. The purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved.

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

As part of the 2005 acquisition of the cash management business of Alliance Capital Management L.P., Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first four contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million and $19.8 million were paid in the second quarters of 2006, 2007, 2008 and 2009, respectively. At current asset levels, the final payments in 2010 would total approximately $40 million. As of June 30, 2009, $18.7 million, which includes a $10 million lump-sum payment, was accrued in Other current liabilities and recorded as goodwill.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2009, $1.9 million was paid related to these semi-annual contingent purchase price payments and $0.1 million related to the second annual contingent purchase price payment was accrued in Other current liabilities. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2009, excluding the impact of the incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus), the maximum bonus payable over the remaining terms of the contracts approximates $99 million if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. Given the current market conditions, management does not expect that the applicable growth targets will be met in 2009 and thus no additional payments are expected in the remaining half of 2009. At this time, management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus due to the low level of assets in that fund at June 30, 2009 and the wide range of possible growth-rate scenarios.

Pursuant to another acquisition agreement and long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2010.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the six months ended June 30, 2009 and 2008, these fee reductions were approximately $1 million and $2 million, respectively.

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

The plaintiffs in the excessive fee cases seek compensatory damages reflecting a return of all advisory fees earned by Federated in connection with the management of the Federated Kaufmann Fund since June 28, 2003, as well as attorneys’ fees and expenses. The remaining lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these lawsuits and similar suits against third parties, as well as the timing of settlements, judgments or other resolution of these matters, is uncertain. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

The Consolidated Financial Statements for the six-month periods ended June 30, 2009 and 2008 reflect $6.4 million and $4.8 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. As of June 30, 2009, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Recent Accounting Pronouncements

SFAS 168 – In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 establishes the “FASB Accounting Standards Codification” (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, Federated plans to adopt SFAS 168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will not have a material impact on its Consolidated Financial Statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. As such, Federated plans to adopt SFAS 167 effective January 1, 2010. Federated is currently evaluating the impact of adopting this standard.

SFAS 166 – In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140) and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, Federated plans to adopt SFAS 166 effective January 1, 2010. Management does not expect the adoption of SFAS 166 to have a material impact on its Consolidated Financial Statements based on the fact that it is not involved with any transactions to transfer financial assets.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

SFAS 165 – Effective June 30, 2009, Federated adopted SFAS No. 165, “Subsequent Events,” (SFAS 165). This standard is based upon the same principles that exist within the auditing standards and thus formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before financial statements are issued or available to be issued. The statement requires public entities to evaluate subsequent events through the date that financial statements are issued, while all other entities should evaluate subsequent events through the date that financial statements are available to be issued. SFAS 165 categorizes subsequent events into recognized subsequent events (or historically Type I events) and nonrecognized subsequent events (or historically Type II events). The statement also enhances disclosure requirements for subsequent events. SFAS 165 was effective upon issuance. The adoption of SFAS 165 did not have a material impact on Federated’s financial position or results of operations.

FSP SFAS 107-1 & APB 28-1 – Effective June 30, 2009, Federated adopted FASB Staff Position (FSP) SFAS 107-1 & Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP SFAS 107-1 & APB 28-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. Federated has presented the necessary disclosures in Note (8) to the Consolidated Financial Statements.

FSP SFAS 115-2 & SFAS 124-2 – Effective June 30, 2009, Federated adopted FSP SFAS 115-2 & SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP SFAS 115-2 & SFAS 124-2). This standard amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of a company’s investments, including other-than-temporary impairments on debt and equity securities, in the financial statements. The adoption of FSP SFAS 115-2 & SFAS 124-2 did not have a material impact on Federated’s financial position and results of operations. Federated has presented the necessary disclosures in Note (9) to the Consolidated Financial Statements.

FSP SFAS 157-4 – Effective June 30, 2009, Federated adopted FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP SFAS 157-4). This FSP provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This FSP was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on Federated’s financial position and results of operations.

FSP EITF 03-6-1 – On January 1, 2009, Federated adopted FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. The prior period basic and diluted earnings per share data presented have been restated to conform to the new two-class method. As restated, diluted earnings per share for continuing operations for the three and six months ended June 30, 2008, were $0.01 and $0.02, respectively, less than the amounts previously reported.

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

SFAS 141(R) – On January 1, 2009, Federated adopted SFAS 141(R), “Business Combinations.” SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of SFAS 141(R) did not have a material impact on Federated’s financial position and results of operations for the three and six months ended June 30, 2009, but will have a significant impact on Federated’s accounting for future business combinations in the period of acquisition.

SFAS 160 – On January 1, 2009, Federated adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Federated has changed the presentation of noncontrolling interests in its Consolidated Financial Statements. The adoption of SFAS 160 did not have a material impact on Federated’s financial position and results of operations.

SFAS 157 and FSP SFAS 157-2 – On January 1, 2009, Federated adopted SFAS 157, “Fair Value Measurements,” as it relates to nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis in accordance with FSP SFAS 157-2. The provisions of FSP SFAS 157-2 were applied to the determination of fair value for the nonfinancial assets subject to impairment during 2009. See Note (8) for additional information on the fair value determinations.

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

The level, if any, of impairment of customer-related intangible assets is highly dependent upon the remaining level of managed assets acquired in connection with an acquisition. Management monitors changes in the level of these managed assets for potential indicators of impairment. The recoverability of a customer-related intangible asset is assessed using an undiscounted cash flow model that considers various factors to project future cash flows expected to be generated from the respective asset. The factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) identifiable incremental operating expenses; and (4) useful life of the acquired asset. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

At June 30, 2009, Federated had $75.7 million in investment contract/customer relationship intangible assets. Of this amount, $42.8 million represented customer-related assets acquired in December 2008 in connection with the Clover Capital and Prudent Bear Acquisitions. Another $16.6 million represented customer-related assets for which the underlying managed assets have experienced growth since the acquisition date in excess of the assumptions included in the initial valuation. The undiscounted cash flow projections for these assets exceeded their respective carrying values by more than 100%.

For an additional $5.6 million in customer-related intangible assets, no indicators of impairment were present as of June 30, 2009. Accordingly, no new undiscounted cash flow analysis was performed for the second quarter 2009. Undiscounted cash flow projections as of March 31, 2009 exceeded the carrying values of the assets by more than 40% on average. The undiscounted cash flows as of March 31, 2009 were estimated using estimated rates of change for assets under management ranging from -10.0% to -15.0% depending on the historical experience of the particular assets under management. As of March 31, 2009, declines in AUM in excess of -10% over the subsequent 12 months could cause the assets to be considered for impairment.

For the customer-related assets that were written down in the first quarter 2009 with a remaining fair value of $10.7 million, no indicators of impairment were present as of June 30, 2009. Accordingly, no new undiscounted cash flow analysis was performed for the second quarter 2009. Undiscounted cash flow projections as of March 31, 2009 exceeded the carrying amount by more than 80%. The undiscounted cash flows as of March 31, 2009 were estimated using probability-weighted scenarios which assumed asset under management growth rates ranging from 35.0% to -30%. The different scenarios were developed after taking into consideration ongoing adverse market conditions as well as the timing and pace of a forecasted recovery. As of March 31, 2009, declines in assets under management related to the intangible assets in excess of -15.0% over the subsequent 12 months could cause the assets to be considered for further impairment.

Actual changes in the underlying managed assets and other assumptions could cause the projected cash flows to vary significantly, which may cause impairment of the related identifiable intangible asset. The actual amount of an impairment charge, if any, would depend on the estimated fair value of the intangible asset at that time, which will be determined based on the actual level of managed assets, the then-current projections of future changes in managed assets, estimated earnings and the discount rate.

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the six months ended June 30, 2009, approximately 70% of Federated’s total revenue was attributable to money market managed assets as compared to 57% for the same period of 2008. A significant change in Federated’s money market business or a significant decline in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which could cause material adverse effects on Federated’s financial position, results of operations or liquidity. Federated, however, is not obligated to make such fee waivers or to assume such fund expenses.

During the three and six months ended June 30, 2009, fee waivers to maintain positive or zero net yields totaled $17.0 million and $26.6 million, respectively. During the three and six months ended June 30, 2009, these fee waivers were offset by related reductions in marketing and distribution expenses of $11.4 million and $15.9 million, respectively, such that the net impact to Federated was $5.6 million and $10.7 million, respectively, in reduced operating income. Based on current market conditions and asset levels, management expects fee waivers will increase in the third quarter 2009 and may result in a reduction in operating income of approximately $8.5 million to $9 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated’s revenues and net income. The amount of the fee waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

Potential Adverse Effects of Rising Interest Rates. In a rising short-term interest rate environment, certain investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of securities held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market products and from other fixed-income products.

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

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 (the 1940 Act) and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA), the Board of Governors of the Federal Reserve System, U.S. Department of the Treasury and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently pending legislation could impose additional requirements and restrictions on, or otherwise affect the operations of, Federated and/or the Federated Funds. In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed (such as recent proposed changes to Rule 2A-7 of the 1940 Act) that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur.

Recent recommendations for regulatory reform by governmental agencies, including the SEC, and industry groups could result in a material adverse effect on Federated’s business of managing money market funds. Examples of regulatory reform that could cause such harm include the imposition of banking regulations on investment advisers, the creation of net capital requirements for investment advisers and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 70% of Federated’s revenue for the first six months of 2009 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation though certain shareholder balances held on September 19, 2008, are insured by the Treasury’s Temporary Guarantee Program for Money Market Funds, which will expire on September 18, 2009. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues or historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Retaining and Recruiting Key Personnel. Federated’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management or the loss of client accounts. Moreover, since certain of Federated’s products contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on Federated’s business.

Various executives, investment, sales and other key personnel own restricted stock and hold stock options subject to vesting periods of up to ten years from the date acquired or awarded and to provisions that require resale or forfeiture to Federated in certain circumstances upon termination of employment. In addition, certain of these employees are employed under contracts which require periodic review of compensation and contain restrictive covenants with regard to divulging confidential information and engaging in competitive enterprises.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets, are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 155 managed funds, 94 are sold without a sales commission.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for a total of approximately 31% of Federated’s total revenue for the second quarter 2009 and approximately 33% of Federated’s total revenue the first half of 2009. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. Recently, financial intermediaries have experienced increases in employee turnover rates which may negatively impact the distribution of our products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products. Likewise, mutual fund products generally have a higher management fee than Separate Accounts. Additionally, certain components of marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 11% of Federated’s total revenue for both the three and six months ended June 30, 2009 was derived from services provided to one sponsored fund (Government Obligations Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding reductions to marketing and distribution expenses related to this fund.

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

Impairment Risk. At June 30, 2009, Federated had intangible assets including goodwill totaling $652.0 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying value of goodwill and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

Systems and Technology Risks. Federated utilizes software and related technologies throughout its businesses including both proprietary systems and those provided by outside vendors. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects. In addition, Federated cannot predict the impact to its business and/or the costs to rectify situations involving unauthorized system access, computer theft and computer viruses.

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

Potential Adverse Effects Related to Past Mutual Fund Trading Issues and Related Legal Proceedings. In the fourth quarter 2005, Federated entered into settlement agreements with the SEC and NYAG to resolve the past mutual fund trading issues. Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. The plaintiffs in the excessive fee cases seek compensatory damages reflecting a return of all advisory fees earned by Federated in connection with the management of the Federated Kaufmann Fund since June 28, 2003, as well as attorneys’ fees and expenses. The remaining lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these lawsuits and similar suits against third parties is uncertain. It is possible that an unfavorable determination will cause a material adverse impact to Federated’s reputation, financial position, results of operations and/or liquidity. Responding to future requests from regulatory authorities, defending pending litigation and addressing the undertakings required by the settlement agreements will increase Federated’s operating expenses and could have other material adverse effects on Federated’s business.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (19)(c) and Note (19)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	20,000	$22.99	20,000	4,930,000
May	78,400	22.80	78,400	4,851,600
June	140,000	25.07	140,000	4,711,600

Total	238,400	$24.15	238,400	4,711,600

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of June 30, 2009.

Part II, Item 4. Submission of Matters to a Vote of Security Holders

(Unaudited)

(a)	Federated’s annual shareholder meeting was held on April 23, 2009.

(b)	The following individuals were re-elected to the board of directors of Federated Investors, Inc.: John F. Donahue, J. Christopher Donahue, Michael J. Farrell, David M. Kelly, John W. McGonigle, James L. Murdy and Edward G. O’Connor.

(c)	The only matter voted upon was the election of the directors. All 9,000 Class A shares eligible to vote did so affirmatively.

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

Federated Investors, Inc.
(Registrant)

Date	July 24, 2009	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	July 24, 2009	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer