Form 10-Q
period 2009-09-30
FEDERATED INVESTORS INC /PA/
filed 2009-10-23
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 20, 2009, the Registrant had outstanding 9,000 shares of Class A Common Stock and 102,434,237 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements, including the new consolidation standard; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased marketing and distribution-related expenses; insurance recoveries; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; the possibility that money market funds may close to new and/or existing shareholders or their shareholders may become subject to an interim cash management fee; possible impairment charges; self-funding of B-shares; tax expenses; the ability to use capital loss carryforwards and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to keep money market fund products open to new and/or existing shareholders and to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$61,001	$45,438
Investments	26,273	13,209
Receivables – affiliates	13,088	21,049
Receivables – other, net of reserve of $204 and $247, respectively	2,298	2,829
Accrued revenue – affiliates	2,491	2,277
Accrued revenue – other	6,172	7,056
Prepaid expenses	11,382	11,324
Current deferred tax asset, net	10,511	9,600
Other current assets	1,501	4,050
Total current assets	134,717	116,832

Long-Term Assets
Goodwill	571,575	534,100
Customer-relationship intangible assets, net	75,327	111,503
Other intangible assets, net	9,905	11,718
Deferred sales commissions, net of accumulated amortization of $187,317 and $175,369, respectively	17,607	30,261
Property and equipment, net of accumulated depreciation of $38,769 and $37,644, respectively	27,587	29,389
Other long-term assets	12,523	12,807
Total long-term assets	714,524	729,778
Total assets	$849,241	$846,610

LIABILITIES
Current Liabilities
Accrued compensation and benefits	$51,154	$59,487
Accounts payable and accrued expenses – affiliates	6,286	4,949
Accounts payable and accrued expenses – other	52,941	60,931
Short-term debt – recourse	19,250	51,071
Other current liabilities	53,045	41,400
Total current liabilities	182,676	217,838

Long-Term Liabilities
Long-term debt – recourse	110,250	126,000
Long-term debt – nonrecourse	15,803	30,497
Long-term deferred tax liability, net	23,594	31,648
Other long-term liabilities – affiliates	2,946	7,213
Other long-term liabilities – other	8,912	8,844
Total long-term liabilities	161,505	204,202
Total liabilities	344,181	422,040

Commitments and contingencies (Note (19))

EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	211,987	198,441
Retained earnings	1,087,249	1,028,928
Treasury stock, at cost, 27,071,219 and 27,242,712 shares Class B common stock, respectively	(805,299)	(804,481)
Accumulated other comprehensive income, net of tax	1,703	297
Total Federated Investors shareholders’ equity	495,829	423,374
Noncontrolling interest in subsidiaries	9,231	1,196
Total equity	505,060	424,570
Total liabilities and equity	$849,241	$846,610

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Investment advisory fees, net-affiliates	$174,861	$178,626	$531,721	$538,835
Investment advisory fees, net-other	15,151	16,027	42,517	48,862
Administrative service fees, net-affiliates	65,267	53,551	199,726	157,828
Other service fees, net-affiliates	34,374	54,444	125,122	165,333
Other service fees, net-other	2,583	1,563	7,752	5,105
Other, net	1,367	1,702	4,302	5,949
Total revenue	293,603	305,913	911,140	921,912

Operating Expenses
Marketing and distribution	95,452	106,742	331,897	324,799
Compensation and related	62,232	60,482	192,068	180,967
Professional service fees	10,089	10,259	29,873	30,356
Systems and communications	6,517	5,996	19,275	17,927
Office and occupancy	6,001	5,619	18,315	18,067
Advertising and promotional	2,529	3,787	8,238	11,495
Travel and related	2,316	3,228	7,631	10,166
Amortization of deferred sales commissions	5,104	7,762	14,936	25,923
Intangible asset impairment and amortization	3,953	4,369	28,665	13,673
Other	4,677	4,409	17,396	13,121
Total operating expenses	198,870	212,653	668,294	646,494
Operating income	94,733	93,260	242,846	275,418

Nonoperating Income (Expenses)
Investment income, net	233	1,368	789	4,068
Gain (loss) on securities, net	1,452	(1,178)	1,704	(1,703)
Debt expense – recourse	(1,112)	(757)	(3,370)	(961)
Debt expense – nonrecourse	(314)	(622)	(1,114)	(2,232)
Other, net	(101)	(152)	(47)	(356)
Total nonoperating income (expenses), net	158	(1,341)	(2,038)	(1,184)
Income from continuing operations before income taxes	94,891	91,919	240,808	274,234
Income tax provision	34,604	33,253	86,970	101,126
Income from continuing operations including noncontrolling interests in subsidiaries	60,287	58,666	153,838	173,108
Discontinued operations, net of tax	0	0	0	2,808
Net income including noncontrolling interests in subsidiaries	$60,287	$58,666	$153,838	$175,916
Less: Net income attributable to the noncontrolling interest in subsidiaries	3,301	2,455	8,444	5,861
Net income	$56,986	$56,211	$145,394	$170,055

Amounts attributable to Federated Investors, Inc.
Income from continuing operations	$56,986	$56,211	$145,394	$167,247
Discontinued operations, net of tax	0	0	0	2,808
Net income	$56,986	$56,211	$145,394	$170,055

Earnings Per Share – Basic
Income from continuing operations	$0.56	$0.53	$1.42	$1.64
Income from discontinued operations	0	0	0	0.03
Net income attributable to Federated Investors, Inc.[1]	$0.56	$0.53	$1.42	$1.66

Earnings Per Share – Diluted
Income from continuing operations	$0.56	$0.52	$1.42	$1.62
Income from discontinued operations	0	0	0	0.03
Net income attributable to Federated Investors, Inc.	$0.56	$0.52	$1.42	$1.65
Cash dividends per share	$0.24	$3.00	$0.72	$3.45

[1]	Totals may not sum due to rounding.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity

(dollars in thousands)

(unaudited)

	Federated Investors, Inc. Shareholders					Noncontrolling Interest in Subsidiaries	Total Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax
Balance at December 31, 2007	$176,889	$679	$1,189,516	$(793,948)	$879	$3,572	$577,587
Net Income	0	0	170,055	0	0	5,861	175,916
Other comprehensive income, net of tax:
Reclassification adjustment, net of unrealized loss [1,2]	0	0	72	0	(245)	0	(173)
Foreign currency translation[3]	0	0	0	0	(60)	0	(60)
Comprehensive Income							175,683
Contributions[4]	0	0	0	0	0	664	664
Deconsolidation	0	0	0	0	0	(2,687)	(2,687)
Amortization of share-based compensation plans	9,976	0	0	0	0	0	9,976
Restricted stock activity	2,063	(772)	(2,676)	3,448	0	0	2,063
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(349,467)	0	0	(5,904)	(355,371)
Exercise of stock options	6,415	240	(474)	18,023	0	0	24,204
Purchase of treasury stock	0	0	0	(40,819)	0	0	(40,819)
Balance at September 30, 2008	$195,343	$147	$1,007,026	$(813,296)	$574	$1,506	$391,300

Balance at December 31, 2008	$198,630	$0	$1,028,928	$(804,481)	$297	$1,196	$424,570
Net Income	0	0	145,394	0	0	8,444	153,838
Other comprehensive income, net of tax:
Reclassification adjustment, net of unrealized gain [1,2]	0	0	(116)	0	777	0	661
Foreign currency translation[3]	0	0	0	0	629	62	691
Comprehensive Income							155,190
Contributions[4]	0	0	0	0	0	7,105	7,105
Deconsolidation	0	0	0	0	0	(423)	(423)
Amortization of share-based compensation plans	13,975	0	0	0	0	0	13,975
Restricted stock activity	(1,035)	(79)	(11,158)	11,548	0	0	(724)
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(73,650)	0	0	(7,153)	(80,803)
Exercise of stock options	606	79	(2,133)	6,440	0	0	4,992
Purchase of treasury stock	0	0	0	(18,806)	0	0	(18,806)
Other	0	0	(16)	0	0	0	(16)
Balance at September 30, 2009	$212,176	$0	$1,087,249	$(805,299)	$1,703	$9,231	$505,060

    (The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax (expense) benefit on the reclassification adjustment, net of unrealized gain/loss was ($419) and $132 for the nine months ended September 30, 2009 and 2008, respectively.
[2]

Comprehensive income attributable to Federated Investors, Inc. was $146,684 and $169,822 for the nine months ended September 30, 2009 and 2008, respectively. Comprehensive income attributable to Noncontrolling interest in subsidiaries was $8,506 and $5,861 for the nine months ended September 30, 2009 and 2008, respectively.

[3]	The tax (expense) benefit on the foreign currency translation was ($338) and $32 for the nine months ended September 30, 2009 and 2008, respectively.
[4]	Primarily represents purchases of mutual fund shares by third-party investors in the consolidated fund products.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2009	2008
Operating Activities
Net income including noncontrolling interests in subsidiaries	$153,838	$175,916

Adjustments to Reconcile Net Income Including Noncontrolling Interests in Subsidiaries to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	14,936	25,923
Depreciation and other amortization	17,947	18,116
Impairment of assets	21,163	358
Share-based compensation expense	14,237	11,727
Loss (gain) on disposal of assets	381	(4,885)
(Benefit) provision for deferred income taxes	(9,793)	3,239
Tax (detriment) benefit from share-based compensation	(344)	8,477
Excess tax benefits from share-based compensation	(954)	(6,634)
Net purchases of trading securities	(8,793)	(4,387)
Deferred sales commissions paid	(8,744)	(9,396)
Contingent deferred sales charges received	2,736	6,008
Proceeds from sale of certain B-share-related future revenue	3,922	4,937
Other changes in assets and liabilities:
Decrease in receivables, net	8,846	3,281
Increase in prepaid expenses and other assets	1,305	(3,474)
Decrease in accounts payable and accrued expenses	(15,937)	(19,622)
Increase in income taxes payable	1,479	841
Increase in other liabilities	4,507	4,273

Net cash provided by operating activities	200,732	214,698

Investing Activities
Cash paid for business acquisitions	(24,079)	(57,987)
Cash paid for property and equipment	(9,964)	(6,496)
Proceeds from disposal of business	0	4,800
Purchases of securities available for sale	(1,283)	(11)
Proceeds from redemptions of securities available for sale	1	11,035

Net cash used in investing activities	(35,325)	(48,659)

Financing Activities
Dividends paid	(73,912)	(351,217)
Purchases of treasury stock	(18,806)	(40,131)
Distributions to noncontrolling interest in subsidiaries	(7,153)	(5,904)
Contributions from noncontrolling interest in subsidiaries	6,686	238
Proceeds from shareholders for share-based compensation	4,697	17,789
Excess tax benefits from share-based compensation	954	6,634
Proceeds from new borrowings – recourse	54,800	225,400
Proceeds from new borrowings – nonrecourse	861	1,084
Payments on debt – recourse	(102,371)	(65,466)
Payments on debt – nonrecourse	(15,600)	(29,935)

Net cash used in financing activities	(149,844)	(241,508)

Net increase (decrease) in cash and cash equivalents	15,563	(75,469)
Cash and cash equivalents, beginning of period	45,438	120,350

Cash and cash equivalents, end of period	$61,001	$44,881

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain items previously reported have been recast or reclassified to conform to the current period’s presentation.

(2) Summary of Significant Accounting Policies

Included below are excerpts of Federated’s significant accounting policies that have been revised in 2009. For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a) Revenue Recognition

Revenue from providing investment advisory, administrative and other services (including distribution, shareholder servicing and retirement plan recordkeeping) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are generally calculated as a percentage of net assets of the investment portfolios that are managed or administered by Federated. The fair value of the investment portfolios is primarily determined using quoted market prices or independent third-party broker or dealer price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. For the periods presented, a de minimus amount of assets under management were priced by Federated management.

Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements (including settlement-related (see Note (19)(c))) or to meet contractual requirements. Federated waived fees of $161.8 million and $469.4 million for the three- and nine-month periods ended September 30, 2009, respectively, and $113.0 million and $327.9 million, respectively, for the same periods of 2008, nearly all of which was for competitive reasons. The increase in the first nine months of 2009 as compared to the first nine months of 2008 was primarily due to a $90.6 million increase in fee waivers due to increased money market assets and a $62.9 million increase in fee waivers to maintain positive or zero net yields. Fee waivers may continue to increase in order to maintain positive or zero net yields in addition to other competitive reasons. Fee waivers to maintain positive or zero net yields are partially offset by a related reduction to marketing and distribution expense (see Note (6) for additional information on the net impact of these waivers).

(b) Earnings Per Share

Federated presents both basic and diluted earnings per share as required by GAAP. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. Because Federated issues restricted stock to certain key employees with nonforfeitable rights to dividends, Federated began calculating earnings per share using the two-class method in 2009. The prior period earnings per share data presented have been restated to conform to the new two-class method.

(c) Intangible Assets – Goodwill Impairment Testing

Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the fact that Federated’s operations are managed as a single business: investment management. Federated does not have multiple operating segments or business components for which discrete financial information is prepared. Federated uses a two-step process to test for and measure impairment which begins with an estimation of the fair

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

value of its reporting unit. Federated estimates the fair value of its reporting unit by first considering Federated’s market capitalization. If Federated’s market capitalization falls to a level below its recorded book value of net assets, Federated’s goodwill would be considered for impairment.

(d) Deferred Sales Commissions – Sale Treatment Accounting

In March 2007, Federated entered into a new funding arrangement with an independent third party. The terms of the new program were written to remove any remote potential for recourse by making clear the fact that Federated is not responsible to indemnify the purchaser for any action initiated unilaterally by the fund board or others that would result in the termination of the revenue stream sold to the purchaser. Accordingly, Federated began accounting for all new sales of its rights to future distribution fees and contingent deferred sales charges related to Class B shares of sponsored funds as sales. The sales of Federated’s rights to future shareholder service fees continued to be accounted for as financings due to Federated’s ongoing involvement in performing shareholder-servicing activities. Accordingly, nonrecourse debt has been recorded.

Federated’s current B-share funding arrangement expires in February 2010. Management expects to self-fund B-share sales beginning in March 2010. Under the current structure, B-share advanced commissions totaled $1.6 million and $4.5 million for the three and nine months ended September 30, 2009, respectively.

(3) Recent Accounting Pronouncements

(a) In June 2009, the Financial Accounting Standards Board (FASB) issued literature introducing a new consolidation model. The new literature prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by superseded content. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE. Under the new accounting standard, a company is required to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The new consolidation standard is effective for fiscal years beginning after November 15, 2009.

Federated will adopt the new consolidation standard effective January 1, 2010. Significant efforts are still under way to interpret the new accounting standard and its impact on the asset management industry and on Federated in particular. Management estimates, based on the current requirements of the new consolidation standard, that Federated may have to consolidate additional sponsored products upon the adoption of this new accounting standard, including Federated’s managed collateralized debt obligations (CDOs) and certain sponsored mutual funds in which Federated holds an investment. The ultimate impact of adoption may have a material impact on Federated’s Consolidated Financial Statements, but is not expected to have any impact on net income attributable to Federated shareholders.

(b) In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity (QSPE) from superseded content and also removes the exception from applying this superseded content. This new accounting standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This new accounting standard is effective for fiscal years beginning after November 15, 2009. As such, Federated plans to adopt this new accounting standard effective January 1, 2010. Management does not expect the adoption of this new accounting standard to have a material impact on its Consolidated Financial Statements based on the fact that Federated is not currently involved with any transactions to transfer financial assets.

(c) Effective September 30, 2009, Federated adopted the new FASB Accounting Standards Codification (Codification). The Codification was officially launched on July 1, 2009, and became the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. As the Codification is neither expected nor intended to change GAAP, Federated’s adoption of the Codification did not have a material impact on its Consolidated Financial Statements.

(d) Effective June 30, 2009, Federated adopted a new accounting standard regarding subsequent events. This new accounting standard is based upon the same principles that exist within the auditing standards and thus formally establishes accounting

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

standards for disclosing those events occurring after the balance sheet date but before the financial statements are issued or available to be issued. The new accounting standard requires public entities to evaluate subsequent events through the date that financial statements are issued, while all other entities should evaluate subsequent events through the date that financial statements are available to be issued. The new accounting standard categorizes subsequent events into recognized subsequent events (or historically Type I events) and nonrecognized subsequent events (or historically Type II events). The new accounting standard also enhances disclosure requirements for subsequent events. Effective upon issuance, the adoption of the new accounting standard did not have a material impact on Federated’s financial position or results of operations.

(e) Effective June 30, 2009, Federated adopted a new accounting standard regarding interim disclosures about fair value of financial instruments. This new accounting standard requires a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. This new accounting standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. Federated has presented the necessary disclosures in Note (8) herein.

(f) Effective June 30, 2009, Federated adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairments. This new accounting standard amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of a company’s investments, including other-than-temporary impairments on debt and equity securities, in the financial statements. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations. Federated has presented the necessary disclosures in Note (9) herein.

(g) Effective June 30, 2009, Federated adopted a new accounting standard regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new accounting standard provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This new accounting standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations.

(h) On January 1, 2009, Federated adopted a new accounting standard regarding determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. This new accounting standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. The prior period basic and diluted earnings per share data presented have been restated to conform to the new two-class method. As restated, diluted earnings per share for continuing operations for the three and nine months ended September 30, 2008, were $0.04 less than the amounts previously reported.

(i) On January 1, 2009, Federated adopted a new accounting standard regarding the determination of the useful life of intangible assets. This new accounting standard amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The intent of this new accounting standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under superseded content. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations.

(j) On January 1, 2009, Federated adopted a new accounting standard regarding business combinations. This new accounting standard is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, this new accounting standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations for the three and nine months ended September 30, 2009, but will have a significant impact on Federated’s accounting for future business combinations in the period of acquisition.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(k) On January 1, 2009, Federated adopted a new accounting standard regarding noncontrolling interests in consolidated financial statements. This new accounting standard is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, this new accounting standard eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of this new accounting standard were applied retrospectively. Federated has changed the presentation of noncontrolling interests in its Consolidated Financial Statements. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations.

(l) On January 1, 2009, Federated adopted a new accounting standard regarding fair value measurements related to nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. These provisions were applied to the determination of fair value for the nonfinancial assets subject to impairment during 2009. See Note (8) for additional information on the fair value determinations.

(4) Business Combinations and Acquisitions

In 2008, Federated completed two significant business acquisitions. On December 5, 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (collectively, the Prudent Bear Funds) with $1.1 billion and $0.4 billion in assets under management, respectively, as of December 5, 2008 (Prudent Bear Acquisition). On December 1, 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital), a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). Clover Capital managed approximately $2.1 billion in assets as of December 1, 2008, consisting primarily of separately managed accounts.

Federated has completed its detailed valuations to determine the fair value of the identifiable intangible assets associated with the Prudent Bear and Clover Capital Acquisitions. The valuation results included in the Consolidated Balance Sheet as of September 30, 2009 and the related Consolidated Statements of Income for the nine-month period ended September 30, 2009 include certain adjustments to revise the estimates of fair value. See Note (10) for additional information on these revisions. The final valuation results indicate $11.7 million of the purchase price is assignable to identifiable intangible assets with a weighted-average useful life of 9 years, $36.7 million to intangible assets with indefinite lives and $26.0 million to goodwill, all of which is deductible for tax purposes. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisitions’ closing dates.

Purchase Price Allocations (in millions)	Clover Capital	Prudent Bear
Intangible assets
Renewable investment advisory contract (indefinite life)	$0	$34.8
Customer relationships (10-year weighted-average useful life)[1]	8.7	0
Noncompete (5-year weighted-average useful life)[2]	0.5	2.5
Trade name (indefinite life)	0.6	1.3
Goodwill	20.6	5.4
Other long-term assets	0.3	0
Total assets acquired	30.7	44.0

Liabilities	(0.2)	(0.2)

Total purchase price	$30.5	$43.8
[1]	The customer relationship intangible assets are being amortized on a straight-line basis over their respective useful lives.
[2]	The noncompete assets are being amortized on an accelerated basis over their respective useful lives in a manner that best matches the benefit received.

The results of operations for both the Prudent Bear and Clover Capital Acquisitions were included in Federated’s Consolidated Financial Statements beginning in December 2008 based on the date of each of the respective acquisitions. The following table summarizes unaudited pro forma financial information assuming both the Prudent Bear Acquisition and the Clover Capital

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(in millions, except per share data)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenue	$314.6	$947.4
Income from continuing operations attributable to Federated Investors, Inc.	$58.0	$172.2
Net income attributable to Federated Investors, Inc.	$58.0	$175.0

Earnings per share – Basic
Income from continuing operations attributable to Federated Investors, Inc.	$0.54	$1.69
Net income attributable to Federated Investors, Inc.	$0.54	$1.71

Earnings per share – Diluted
Income from continuing operations attributable to Federated Investors, Inc.	$0.54	$1.67
Net income attributable to Federated Investors, Inc.	$0.54	$1.70

The pro forma results include adjustments for the effect of acquisition-related expenses including compensation and related, depreciation and amortization, interest and income tax expense.

For additional detail on these and other business acquisitions, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

(5) Discontinued Operations

In the third quarter 2006, an indirect, wholly owned subsidiary of Federated completed the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix). The sale was completed over a series of closings during 2006. In connection with the sale, Federated earned and accrued contingent consideration of $4.8 million in the second quarter of 2008, which was calculated as a percentage of Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business. This contingent consideration was received in the third quarter of 2008 and was included, net of tax, as income from discontinued operations for the nine months ended September 30, 2008.

(6) Concentration Risk

As of September 30, 2009, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 67% of Federated’s total revenue for the nine months ended September 30, 2009 was attributable to money market managed assets. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $287.6 billion in money market fund assets at September 30, 2009, $143.9 billion or 50% were invested in government agency and treasury funds. Reflecting increased market demand beginning in the latter part of 2008 for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and Federated has waived fees in order for these funds to maintain positive or zero net yields.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended September 30, 2009, fee waivers to maintain positive or zero net yields totaled $63.1 million and were offset by a related reduction in marketing and distribution expenses of $43.8 million such that the net impact to Federated was $19.3 million in reduced operating income. Assuming current market conditions and asset levels remain constant, fee waivers will likely increase in the fourth quarter 2009 and may result in a reduction in operating income of approximately $14.0 million to $14.5 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity. An increase in interest rates would likely reduce these waivers.

Revenue concentration by product – Revenue earned from two sponsored funds, the Government Obligations Fund and the Federated Kaufmann Fund, each accounted for approximately 10% of Federated’s total revenue for the three months ended September 30, 2009 and approximately 10% and 8%, respectively, of Federated’s total revenue for the nine months ended September 30, 2009. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding reductions to marketing and distribution expenses related to these funds.

Revenue concentration by customer – Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for approximately 18% and 8%, respectively, of Federated’s total revenue for the third quarter 2009 and approximately 20% and 10%, respectively, of Federated’s total revenue the first nine months of 2009. With respect to both intermediary customers, most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these intermediary customers could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding material reductions to marketing and distribution expenses associated with such intermediaries.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(7) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity.

(a) Consolidated Variable Interest Entities

Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given Federated’s typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. From time to time, Federated invests in certain of these launched products in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of September 30, 2009 and December 31, 2008, Federated was the sole or majority investor in certain of these various products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. Federated’s conclusion to consolidate a sponsored product may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment-company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. There was no significant impact to the Consolidated Balance Sheets or Statements of Income from entities that were either deconsolidated or newly consolidated during the three and nine months ended September 30, 2009. At September 30, 2009, the aggregate assets and liabilities of such entities that Federated consolidated were $17.3 million and $0.3 million, respectively, and Federated

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

recorded $8.7 million to Noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2008, the aggregate assets and liabilities of such entities that Federated consolidated were $6.0 million and $0.8 million, respectively, and Federated recorded $0.8 million to Noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. The liabilities of the products are primarily classified as Accounts payable and accrued expenses – other on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit.

(b) Non-Consolidated Variable Interest Entities

At September 30, 2009, Federated was involved with certain VIEs in which it held a significant variable interest or was the sponsor that held a variable interest, but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	As of September 30, 2009
(in millions)	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss[1]
Sponsored investment products[2]	$309,704.0	$—	$60.6
CDOs	$46.4	$139.5	$0
Equity investment	$7.8	$4.2	$7.7
[1]	The risk of loss does not reflect any potential loss as a result of a related deferred tax asset expiring unutilized.
[2]

The unconsolidated VIE assets for the sponsored investment products represents total assets under management for the related products. Of Federated’s $60.6 million invested in these products, $52.8 million represents investments in money market products included in Cash and cash equivalents, with the remaining $7.8 million included in Investments on the Consolidated Balance Sheets.

Sponsored Investment Products – Federated acts as the investment manager for certain investment products that are deemed to be VIEs, as disclosed above. In addition to Federated’s involvement as the investment manager, Federated may also hold investments in these products. Federated is not the primary beneficiary of these VIEs since Federated’s involvement is limited to that of service provider or represents a noncontrolling interest in the fund’s assets under management, or both. As a result, Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets and therefore Federated has not consolidated these entities.

CDOs – At September 30, 2009, Federated acted as the investment manager for two CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CDOs are backed by diversified portfolios consisting primarily of structured debt and had original expected maturities of ten to twelve years. Federated’s variable interests in the CDOs are limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDOs on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entities.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(8) Fair Value Measurements

Federated measures certain financial and nonfinancial assets and liabilities at fair value using inputs that are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Federated’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

Pursuant to this hierarchy, Federated uses observable market data, when available, and minimizes the use of unobservable inputs when determining fair value.

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

The following table presents fair value measurements for major categories of Federated’s financial assets measured at fair value on a recurring basis:

	September 30, 2009 Fair Value Measurements Using				December 31, 2008 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$61,001	$—	$—	$61,001	$45,438	$—	$—	$45,438
Available-for-sale securities	$7,877	$—	$—	$7,877	$5,615	$—	$—	$5,615
Trading securities	12,324	6,072	—	18,396	3,997	3,597	—	7,594
Total investments	$20,201	$6,072	$—	$26,273	$9,612	$3,597	$—	$13,209

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2009. At December 31, 2008, Federated held financial liabilities of $0.6 million measured at fair value on a recurring basis. These liabilities were classified as short-term and the fair value was determined primarily using quoted prices (Level 1). Federated held no such liabilities at September 30, 2009. In addition, Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2009 or December 31, 2008.

(b) Fair Value Measurements on a Nonrecurring Basis

In the first quarter 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired primarily in connection with one acquisition in a prior year. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to the significant declines in the latter half of 2008. Management’s quarterly recoverability test of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Cash flow projections at March 31, 2009 were lower than previous projections prepared in connection with this recoverability testing as a

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying managed assets, considering market appreciation/depreciation and shareholder net sales/redemptions; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management created several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009.

As a result of recent deterioration in the resale market for used aircraft and management’s revised estimate of the remaining useful life of Federated’s aircraft, management performed quarterly recoverability tests for the net book value of Federated’s aircraft in 2009. The recoverability tests indicated that the carrying value of the aircraft was not fully recoverable first at March 31, 2009 and again at September 30, 2009. Based upon independent valuation data for similar assets (Level 2), management estimated the value of Federated’s aircraft to be $5 million at March 31, 2009 and $4 million at September 30, 2009, which resulted in $3.7 million and $1.0 million impairment charges recorded as operating expense in Other on the Consolidated Statements of Income in the first and third quarters of 2009, respectively.

(c) Fair Value Measurements of Other Financial Instruments

With regard to Federated’s financial instruments that are not required to be carried at fair value, carrying amounts for Receivables approximate fair value due to their short maturities.

The fair value of Federated’s nonrecourse debt is estimated based on estimated annual redemption and market appreciation rates of the underlying B-share fund assets (see Note (13)). Based on this estimate, the carrying value of nonrecourse debt appearing on the Consolidated Balance Sheets approximates fair value.

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(9) Investments

Investments as of September 30, 2009 and December 31, 2008 included trading and available-for-sale securities. At September 30, 2009 and December 31, 2008, Federated held investments totaling $7.9 million and $5.6 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities and were included in Investments on the Consolidated Balance Sheets.

Federated’s trading securities totaled $18.4 million and $7.6 million at September 30, 2009 and December 31, 2008, respectively. Federated consolidates certain sponsored products into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (7)). As a result, all investments held by these sponsored products were included in Federated’s Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 as trading securities. Federated’s trading investments primarily represented stocks of large- and mid-cap U.S. and international companies and investment-grade debt securities.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Available-for-sale securities were as follows:

(in thousands)	Cost	Gross Unrealized		Estimated Market Value
		Gains	(Losses)
At September 30, 2009
Equity mutual funds	2,578	411	0	2,989
Fixed-income mutual funds	4,568	321	(1)	4,888
Total fluctuating-value mutual funds	$7,146	$732	$(1)	$7,877

At December 31, 2008
Equity mutual funds	3,017	0	(318)	2,699
Fixed-income mutual funds	3,074	130	(288)	2,916
Total fluctuating-value mutual funds[1]	$6,091	$130	$(606)	$5,615
[1]

As of December 31, 2008 the unrealized losses of $606 related to investments with a fair value of $4,527. Of these, investments with a fair value of $4,471 with unrealized losses of $562 had sustained continuous unrealized losses for a period shorter than 12 months.

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Unrealized gain (loss) on trading securities	$1,477	$(707)	$2,606	$(1,224)
Realized gains[1,3]	323	51	819	214
Realized losses[2,3]	(348)	(187)	(1,335)	(343)
Impairments	0	(335)	(386)	(350)
Gain (loss) on securities, net	$1,452	$(1,178)	$1,704	$(1,703)
[1]

Of the realized gains for the three and nine months ended September 30, 2009, $323 and $786, respectively, related to the disposal of trading securities. Of the realized gains for the three and nine months ended September 30, 2008, $50 and $46, respectively, related to the disposal of trading securities.

[2]	For all periods presented, all of the realized losses related to the disposal of trading securities.
[3]	Realized gains and losses are computed on a specific-identification basis and recognized in Gain (loss) on securities, net on the Consolidated Statements of Income.

(10) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following:

	September 30, 2009			December 31, 2008
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Finite-lived intangible assets:
Customer relationships[1]	$135,669	$(98,142)	$37,527	$154,121	$(87,318)	$66,803
Noncompete agreements[2]	14,396	(6,391)	8,005	14,496	(4,778)	9,718
Total finite-lived intangible assets[3]	150,065	(104,533)	45,532	168,617	(92,096)	76,521
Indefinite-lived intangible assets:
Renewable investment advisory contract	37,800	N/A	37,800	44,700	N/A	44,700
Trade names	1,900	N/A	1,900	2,000	N/A	2,000
Total indefinite-lived intangible assets	39,700	N/A	39,700	46,700	N/A	46,700
Total identifiable intangible assets	$189,765	$(104,533)	$85,232	$215,317	$(92,096)	$123,221
[1]	Weighted average amortization period of 9.6 years as of September 30, 2009
[2]	Weighted average amortization period of 7.1 years as of September 30, 2009
[3]	Weighted average amortization period of 9.4 years as of September 30, 2009

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The decrease of $18.5 million in the cost of the Customer relationship intangible assets at September 30, 2009 as compared to December 31, 2008 primarily relates to the $16.0 million impairment of certain intangible assets primarily related to one acquisition. This write-down was recorded in the first quarter 2009 and is reflected in Intangible asset impairment and amortization on the Consolidated Statement of Income for the nine months ended September 30, 2009. See Note (8)(b) for additional information on the impairment.

The decrease of $6.9 million in the cost of the Renewable investment advisory contract intangible asset at September 30, 2009, as compared to December 31, 2008, reflects an adjustment to revise the preliminary purchase price allocation recorded for the Prudent Bear Acquisition. See Note (4) for additional information.

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2009 was $4.0 million and $12.6 million, respectively, and $4.4 million and $13.7 million, respectively, for the same periods of 2008. This expense was included in Intangible asset impairment and amortization on the Consolidated Statements of Income for each period.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in millions)	For the years ending December 31,

2009	$16.4
2010	$14.8
2011	$8.6
2012	$5.0
2013	$4.2

Goodwill at September 30, 2009 and December 31, 2008 was $571.6 million and $534.1 million, respectively. During the first nine months of 2009, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($28.7 million) and adjustments to revise the preliminary purchase price allocations recorded for the Prudent Bear Acquisition ($5.4 million) and the Clover Capital Acquisition ($3.0 million). See Note (4) and Note (19)(a) for additional information.

(11) Other Current Liabilities

Federated’s Other current liabilities at September 30, 2009 and December 31, 2008 included accruals of $24.3 million and $15.4 million, respectively, related to the contingent purchase price payments for the Alliance Acquisition which is payable annually in April with a final payment due in July 2010. Also included in Other current liabilities at September 30, 2009 and December 31, 2008 was $20.8 million and $17.0 million, respectively, related to an insurance recovery for claims submitted to cover costs associated with the internal review and government investigations into past mutual fund trading practices and related civil litigation (see Note (19)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(12) Recourse Debt

Recourse debt consisted of the following:

	Weighted- Average Interest Rates		Maturity Date	September 30, 2009	December 31, 2008

(dollars in thousands)	2009[1]	2008[2]

$140 million Term Loan[3,4]	2.86%	3.24%	October 31, 2011	$129,500	$140,000
$200 million Revolving Credit Facility[3]	N/A	1.98%	October 31, 2011	0	37,000
Capital Lease	N/A	6.93%	October 31, 2009	0	71

Total debt – recourse				129,500	177,071
Less: Short-term debt – recourse				19,250	51,071

Long-term debt – recourse				$110,250	$126,000

[1]	As of September 30, 2009
[2]	As of December 31, 2008
[3]	The terms of these agreements allow up to eight separate borrowing tranches each for the purpose of setting different interest rates and maturities.
[4]	The current rate is the weighted-average rate of several loan tranches maturing on various dates through February 2, 2010.

As of September 30, 2009, all of Federated’s $200 million Revolving Credit Facility was available for borrowings.

(13) Deferred Sales Commissions and Nonrecourse Debt

Deferred sales commissions consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008

Deferred sales commissions on B-shares, net	$14,985	$28,637
Other deferred sales commissions, net	2,622	1,624

Deferred sales commissions, net	$17,607	$30,261

Nonrecourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maximum Remaining Amortization Period at September 30, 2009	September 30, 2009	December 31, 2008
	2009[1]	2008[2]

Financings between October 2000 and December 2003	4.75%	4.75%	0.1 years	$337	$8,165
Financings between January 2004 and February 2007	6.96%	6.59%	5.5 years	13,350	20,311
Financings between March 2007 and September 2009	4.84%	5.65%	8.1 years	2,453	2,021

Total debt – nonrecourse				$16,140	$30,497

[1]	As of September 30, 2009
[2]	As of December 31, 2008

Federated’s nonrecourse debt does not contain a contractual maturity but is amortized up to eight years dependent upon the cash flows of the related B-share fund assets, which are applied first to interest and then principal. Interest rates are imputed based on current market conditions at the time of issuance.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated’s current B-share funding arrangement expires in February 2010. Management expects to self-fund B-share sales beginning in March 2010. Under the current structure, B-share advanced commissions totaled $1.6 million and $4.5 million for the three and nine months ended September 30, 2009, respectively.

(14) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2009, Federated awarded 504,136 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. During the first nine months of 2009, Federated also awarded 104,000 shares of restricted Federated Class B common stock under its Stock Incentive Plan to certain key employees. The restricted stock awards vest over a ten-year period with restrictions on the vested portion of the awards lapsing on approximately the awards’ fifth- and tenth-year anniversaries. Federated awarded 758,551 shares of restricted Federated Class B common stock under its Stock Incentive Plan to employees during 2008.

(b) Stock Options

During the second quarters of 2009 and 2008, Federated awarded 12,000 fully vested stock options to non-management directors. During the first nine months of 2009, 342,275 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2008 totaled 1,052,343.

(15) Equity

During the third quarter of 2008, the board of directors authorized a share repurchase program that allows Federated to buy back as many as 5 million shares of Class B common stock following the December 31, 2008 expiration of the previous board-approved share repurchase program. The current program has no stated expiration date. No other programs existed at September 30, 2009. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the first nine months of 2009, Federated repurchased 778,918 shares of common stock for $18.8 million. Of these repurchases, 748,400 shares were purchased in the open market at a cost of $18.7 million and the remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At September 30, 2009, approximately 4.3 million shares remain available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(16) Income Taxes

The reconciliation between the federal statutory income tax rate and Federated’s effective income tax rate attributable to continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected statutory rate	35.0%	35.0%	35.0%	35.0%
Increase/(decrease):
Capital loss valuation allowance	4.4	0	1.7	0
State income taxes, net of federal benefit	(0.2)	1.2	1.1	2.0
Other	(1.4)	1.0	(0.4)	0.7
Less:
Book income of consolidated entities attributable to noncontrolling interests	(1.3)	(1.0)	(1.3)	(0.8)
Total	36.5%	36.2%	36.1%	36.9%

During the third quarter 2009, changes to the New York City corporate tax rules were enacted. These changes, some of which were retroactive to the beginning of 2009, resulted in a net favorable adjustment of $2.0 million, comprised of a deferred tax benefit of approximately $3.2 million and a current tax detriment of approximately $1.2 million. Management anticipates its New York City tax expense will increase going forward as a result of these new rules.

During the third quarter 2009, Federated recognized a $1.6 million deferred tax asset relating to a net operating loss carryforward acquired in connection with a prior period acquisition. Management recently concluded its evaluation of the availability of the loss carryforward for use by Federated as the acquirer and believes it is more likely than not that Federated will be able to realize the net operating loss carryforwards to offset earned operating income.

During the third quarter 2009, Federated recorded a $4.0 million valuation allowance against certain deferred tax assets generated primarily by the charges recorded in prior years to write down the value of Federated’s investments in the managed CDOs. After reassessing the viability and timing of certain tax-planning strategies in light of current market conditions, management believes it is more-likely-than-not that Federated will not be able to realize the full benefit of these capital loss carryforwards.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(17) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc. See Note (2)(b) for additional information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Numerator – Basic
Income from continuing operations	$56,986	$56,211	$145,394	$167,247
Less: Total income available to participating restricted shareholders[1]	(1,392)	(4,012)	(3,397)	(4,546)
Total income from continuing operations	$55,594	$52,199	$141,997	$162,701

Income from discontinued operations	$0	$0	$0	$2,808
Less: Total income available to participating restricted shareholders[1]	0	0	0	(76)
Total income from discontinued operations	$0	$0	$0	$2,732

Net income	$55,594	$52,199	$141,997	$165,433

Numerator – Diluted
Income from continuing operations	$56,986	$56,211	$145,394	$167,247
Less: Total income available to participating restricted shareholders[1]	(1,391)	(4,012)	(3,395)	(4,546)
Total income from continuing operations	$55,595	$52,199	$141,999	$162,701

Income from discontinued operations	$0	$0	$0	$2,808
Less: Total income available to participating restricted shareholders[1]	0	0	0	(76)
Total income from discontinued operations	$0	$0	$0	$2,732

Net income	$55,595	$52,199	$141,999	$165,433

Denominator
Basic weighted-average common shares outstanding	99,958	99,367	99,976	99,508
Dilutive potential shares from stock options	128	669	120	1,010
Diluted weighted-average common shares outstanding	100,086	100,036	100,096	100,518

Earnings per Share – Basic
Income from continuing operations	$0.56	$0.53	$1.42	$1.64
Income from discontinued operations	0	0	0	0.03
Net income[2]	$0.56	$0.53	$1.42	$1.66

Earnings per Share – Diluted
Income from continuing operations	$0.56	$0.52	$1.42	$1.62
Income from discontinued operations	0	0	0	0.03
Net income	$0.56	$0.52	$1.42	$1.65
[1]

Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of estimated and actual forfeited dividends, and their proportionate share of undistributed earnings.

[2]	Totals may not sum due to rounding.

For the three- and nine-month periods ended September 30, 2009, 1.9 million and 2.9 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for the period because the exercise price was greater than the average market price of Federated Class B common stock for each of the respective periods. For the three- and nine-month periods ended September 30, 2008, 1.3 million and 0.6 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for the period because the exercise price was greater than the average market price of Federated Class B common stock for each of the respective periods. In the event the awards become dilutive, there would be a net number of shares added to the weighted-average number of shares used in the calculation of diluted earnings per share.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(18) Comprehensive Income

Comprehensive income was $60.9 million and $155.2 million for the three- and nine-month periods ended September 30, 2009, respectively, and $58.4 million and $175.7 million, respectively, for the same periods of 2008.

(19) Commitments and Contingencies

(a) Contractual

As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four–year period following the acquisition date. The purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved. At this time, management expects to make a payment that will be less than the maximum due for the first anniversary year ending in December 2009.

As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five–year period following the acquisition date. The purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. At this time, management does not expect to make any payment related to the first anniversary year ending in December 2009.

As part of the 2006 acquisition of MDTA LLC (MDTA), Federated was required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first two contingent purchase price payments of $43.3 million and $40.9 million were paid in the third quarters of 2007 and 2008, respectively, and were recorded as goodwill. The applicable growth targets were not met for the final payment related to the anniversary year ended in July 2009. As such, there were no payments made in 2009.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first four contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million and $19.8 million were paid in the second quarters of 2006, 2007, 2008 and 2009, respectively. At current asset levels, the final payments in 2010 would total approximately $37 million. As of September 30, 2009, $24.3 million, which includes a $10 million lump-sum payment, was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2009, $1.9 million was paid related to these semi-annual contingent purchase price payments and $0.2 million related to future contingent purchase price payments was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2009, the maximum bonus payable over the remaining terms of the contracts approximates $99 million if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. There are no payments due in the remaining quarter of 2009. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, a nominal amount would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Pursuant to another acquisition agreement and long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the nine months ended September 30, 2009 and 2008, these fee reductions were approximately $2 million and $3 million, respectively.

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

The Consolidated Financial Statements for the nine-month periods ended September 30, 2009 and 2008 reflect $8.9 million and $5.9 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. As of September 30, 2009, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(20) Subsequent Events

On October 22, 2009, the board of directors declared a $0.24 per share dividend to shareholders of record as of November 9, 2009 to be paid on November 13, 2009.

Federated has evaluated subsequent events through October 23, 2009, the date these financial statements were issued.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $392.3 billion in managed assets as of September 30, 2009. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at September 30, 2009 attributable to such markets are as follows: wealth management and trust (54%), broker/dealer (28%) and global institutional (15%).

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

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services generally depends upon the number of plan participants which may vary as a result of sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include marketing and distribution costs and compensation and related costs, which represent fixed and variable compensation and related employee benefits. Certain of these expenses are dependent upon sales, product performance, levels of assets and asset mix.

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Management evaluates Federated’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain assets under management and, in light of the recent and continuing adverse market conditions, are also dependent upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers to maintain positive or zero net yields on certain products. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and net income, both in total and per diluted share.

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

For the nine months ended September 30, 2009, approximately 67% of Federated’s total revenue was attributable to money market managed assets as compared to 58% for the same period of 2008. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $287.6 billion in money market fund assets at September 30, 2009, $143.9 billion or 50% were invested in government agency and treasury funds. Reflecting increased market demand beginning in the latter part of 2008 for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and Federated has waived fees in order for these funds to maintain positive or zero net yields.

During the three and nine months ended September 30, 2009, fee waivers to maintain positive or zero net yields totaled $36.5 million and $63.1 million, respectively. During the three and nine months ended September 30, 2009, these fee waivers were offset by related reductions in marketing and distribution expenses of $27.9 million and $43.8 million, respectively, such that the net impact to Federated was $8.6 million and $19.3 million, respectively, in reduced operating income. Assuming current market conditions and asset levels remain constant, fee waivers will likely increase in the fourth quarter 2009 and may result in a reduction in operating income of approximately $14.0 million to $14.5 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the fee waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity. An increase in interest rates would likely reduce these waivers.

Asset Impairments

In the first quarter 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired primarily in connection with one acquisition in a prior year. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to similar significant declines in the latter half of 2008. Management’s quarterly recoverability test of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Cash flow projections at March 31, 2009 were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs. Such inputs included (1) an estimated rate of change for underlying managed assets, considering market appreciation/depreciation and shareholder net sales/redemptions; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management created several scenarios and used probability weighting to calculate the expected future cash flows attributable to the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

intangible assets. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009.

As a result of recent deterioration in the resale market for used aircraft and management’s revised estimate of the remaining useful life of Federated’s aircraft, management performed quarterly recoverability tests for the net book value of Federated’s aircraft in 2009. The recoverability tests indicated that the carrying value of the aircraft was not fully recoverable first at March 31, 2009 and again at September 30, 2009. Based upon independent valuation data for similar assets, management estimated the value of Federated’s aircraft to be $5 million at March 31, 2009 and $4 million at September 30, 2009, which resulted in $3.7 million and $1.0 million impairment charges recorded as operating expense in Other on the Consolidated Statements of Income in the first and third quarters of 2009, respectively.

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

Federated has completed its detailed valuations to determine the fair value of the identifiable intangible assets associated with the Prudent Bear and Clover Capital Acquisitions. The valuation results included in the Consolidated Balance Sheet as of September 30, 2009 and the related Consolidated Statements of Income for the nine-month period ended September 30, 2009 include certain adjustments to revise the estimates of fair value. See Note (4) and Note (19)(a) to the Consolidated Financial Statements for additional information on these acquisitions and the related contingent payments.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent
(in millions)	2009	2008	Change
By Asset Class
Money market	$318,064	$287,836	11%
Equity	29,124	31,651	(8%)
Fixed-income	32,039	22,738	41%
Liquidation portfolios[1]	13,073	1,777	636%
Total managed assets	$392,300	$344,002	14%

By Product Type
Funds:
Money market	$287,634	$259,172	11%
Equity	20,350	21,583	(6%)
Fixed-income	26,960	19,136	41%
Total mutual fund assets	$334,944	$299,891	12%
Separate Accounts:
Money market	$30,430	$28,664	6%
Equity	8,774	10,068	(13%)
Fixed-income	5,079	3,602	41%
Total separate account assets	$44,283	$42,334	5%
Liquidation Portfolios[1]	$13,073	$1,777	636%
Total managed assets	$392,300	$344,002	14%

Average Managed Assets

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(in millions)	2009	2008	Change	2009	2008	Change
By Asset Class
Money market	$336,530	$274,840	22%	$353,434	$271,641	30%
Equity	27,872	35,136	(21%)	25,793	37,527	(31%)
Fixed-income	30,376	23,143	31%	27,190	22,654	20%
Liquidation portfolios[1]	13,370	1,944	588%	4,994	1,623	208%
Total average managed assets	$408,148	$335,063	22%	$411,411	$333,445	23%

By Product Type
Funds:
Money market	$304,959	$245,304	24%	$320,511	$241,297	33%
Equity	19,215	24,180	(21%)	17,558	25,880	(32%)
Fixed-income	25,499	19,347	32%	22,684	18,735	21%
Total average mutual fund assets	$349,673	$288,831	21%	$360,753	$285,912	26%
Separate Accounts:
Money market	$31,571	$29,536	7%	$32,923	$30,344	8%
Equity	8,657	10,956	(21%)	8,235	11,647	(29%)
Fixed-income	4,877	3,796	28%	4,506	3,919	15%
Total average separate account assets	$45,105	$44,288	2%	$45,664	$45,910	(1%)
Liquidation Portfolios[1]	$13,370	$1,944	588%	$4,994	$1,623	208%
Total average managed assets	$408,148	$335,063	22%	$411,411	$333,445	23%
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

Changes in Equity and Fixed-Income

Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Equity Funds
Beginning assets	$17,966	$25,569	$17,562	$29,145
Sales	1,503	1,060	4,005	4,009
Redemptions	(1,377)	(2,031)	(4,119)	(5,453)
Net sales (redemptions)	126	(971)	(114)	(1,444)
Net exchanges	(12)	(68)	(79)	(163)
Acquisition-related	257	0	257	42
Market gains and losses/reinvestments[1]	2,013	(2,947)	2,724	(5,997)
Ending assets	$20,350	$21,583	20,350	$21,583

Fixed-Income Funds
Beginning assets	$24,100	$19,065	$19,321	$17,943
Sales	4,789	2,354	12,537	6,509
Redemptions	(2,971)	(1,826)	(6,978)	(4,911)
Net sales	1,818	528	5,559	1,598
Net exchanges	53	26	101	80
Market gains and losses/reinvestments[1]	989	(483)	1,979	(485)
Ending assets	$26,960	$19,136	$26,960	$19,136
[1]

Reflects changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Equity and Fixed-Income

Separate Account Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Equity Separate Accounts
Beginning assets	$8,245	$11,712	$9,099	$13,017
Net customer flows[2]	(261)	(426)	(1,026)	(621)
Acquisition-related[3]	(257)	0	(257)	0
Market gains and losses/reinvestments[4]	1,047	(1,218)	958	(2,328)
Ending assets	$8,774	$10,068	$8,774	$10,068

Fixed-Income Separate Accounts
Beginning assets	$4,583	$3,924	$4,165	$3,754
Net customer flows[2]	188	(150)	269	(93)
Market gains and losses/reinvestments[4]	308	(172)	645	(59)
Ending assets	$5,079	$3,602	$5,079	$3,602

Liquidation Portfolios
Beginning assets	$556	$2,083	$1,505	$1,127
Net customer flows[2]	12,516	(222)	11,563	856
Market gains and losses/reinvestments[4]	1	(84)	5	(206)
Ending assets	$13,073	$1,777	$13,073	$1,777
[2]	For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.
[3]	Includes assets that were reclassified from Equity Separate Accounts to Equity Funds as a result of the acquisition of a previously sub-advised fund during the third quarter 2009.
[4]

Reflects approximate changes in the market value of the securities held in the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management-fee rate than fixed-income and money market products. Likewise, mutual fund products typically have a higher management-fee rate than Separate Accounts. Similarly, within the separate account product category, traditional separate accounts typically have a higher management fee rate than liquidation portfolios. Additionally, certain components of marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the nine months ended September 30:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2009	2008	2009	2008
By Asset Class
Money market assets	86%	82%	67%	58%
Equity assets	6%	11%	21%	31%
Fixed-income assets	7%	7%	11%	10%
Liquidation portfolios	1%	—	—	—
Other activities	N/A	N/A	1%	1%
By Product Type
Funds:
Money market assets	78%	73%	66%	57%
Equity assets	4%	8%	18%	27%
Fixed-income assets	6%	6%	10%	9%
Separate Accounts:
Money market assets	8%	9%	1%	1%
Equity assets	2%	3%	3%	4%
Fixed-income assets	1%	1%	1%	1%
Liquidation Portfolios	1%	—	—	—
Other activities	N/A	N/A	1%	1%

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

The September 30, 2009 period-end managed assets increased 14% over period-end managed assets at September 30, 2008. Average managed assets for the three- and nine-month periods ended September 30, 2009, increased 22% and 23%, respectively, over average managed assets for the same periods in 2008. Total money market assets at September 30, 2009 increased 11% as compared to September 30, 2008. Average money market assets increased 22% and 30%, respectively, for the three- and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. These increases were largely due to investors’ heightened concerns about risk and uncertainty in the credit and financial markets and the Federal Reserve’s interest rate cuts beginning in September 2007.

Period-end equity assets at September 30, 2009 decreased 8% as compared to September 30, 2008. Average equity assets for the three- and nine-month periods ended September 30, 2009 decreased 21% and 31%, respectively, as compared to the same periods in 2008 primarily due to market depreciation and net redemptions, partially offset by the Clover Capital and Prudent Bear Acquisitions. Period-end fixed-income assets at September 30, 2009 increased 41% as compared to September 30, 2008. Average fixed-income assets for the three- and nine-month periods ended September 30, 2009, increased 31% and 20%, respectively, as compared to the same periods last year primarily due to positive net sales and, to a lesser extent, market appreciation and the Prudent Bear and Clover Capital Acquisitions. Liquidation portfolios at September 30, 2009 increased 636% as compared to September 30, 2008. Average assets in liquidation portfolios increased 588% and 208%, respectively, for the three- and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. These increases were primarily due to the selection of Federated to advise a multi-billion-dollar portfolio in the third quarter 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three- and nine-month periods ended September 30 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2009	2008	Change	Percent Change	2009	2008	Change	Percent Change
Revenue from managed assets	$291.9	$303.5	$(11.6)	(4%)	$906.2	$913.7	$(7.5)	(1%)
Revenue from sources other than managed assets	1.7	2.4	(0.7)	(29%)	4.9	8.2	(3.3)	(40%)
Total revenue	$293.6	$305.9	$(12.3)	(4%)	$911.1	$921.9	$(10.8)	(1%)

Revenue from managed assets decreased $11.6 million for the three-month period ended September 30, 2009 as compared to the same period in 2008. During the three months ended September 30, 2009, certain money market fund fees totaling $36.5 million were voluntarily waived in order to maintain positive or zero net yields. See Business Developments – Recent and Ongoing Disruption in Global Financial Markets for additional information on the related offsetting reduction in expense and the net impact on operating income. In addition, revenue from managed assets decreased $27.3 million related to a decrease in average equity assets under management (excluding assets acquired in connection with the significant acquisitions in the fourth quarter 2008). These decreases were partially offset by an increase in revenue of $30.5 million due to an increase in average money market assets under management, an $8.1 million increase in revenue generated from assets acquired in connection with the significant acquisitions in the fourth quarter 2008, a $5.7 million increase due to an increase in average fixed-income managed assets (excluding assets acquired in connection with the significant acquisitions in the fourth quarter 2008) and a $5.4 million decrease in voluntary fee waivers for competitive reasons exclusive of fees waived to maintain positive or zero net yields.

Revenue from managed assets decreased $7.5 million for the nine-month period ended September 30, 2009 as compared to the same period in 2008. During the nine-month period ended September 30, 2009, certain money market fund fees totaling $63.1 million were voluntarily waived in order to maintain positive or zero net yields. See Business Developments – Recent and Ongoing Disruption in Global Financial Markets for additional information on the related offsetting reduction in expense and the net impact on operating income. In addition, revenue from managed assets decreased $117.5 million due to a decrease in average equity assets under management (excluding assets acquired in connection with the significant acquisitions in the fourth quarter 2008). These decreases were partially offset by an increase in revenue of $133.9 million due to an increase in average money market assets under management, a $23.0 million increase in revenue generated from assets acquired in connection with the significant acquisitions in the fourth quarter 2008, a $6.5 million increase due to an increase in average fixed-income managed assets excluding assets from the aforementioned significant acquisitions in the fourth quarter 2008 and a $6.1 million decrease in voluntary fee waivers for competitive reasons exclusive of fees waived to maintain positive or zero net yields.

Assuming current market conditions and asset levels remain constant, fee waivers will likely increase in the fourth quarter 2009 and may result in a reduction in operating income of approximately $14.0 million to $14.5 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of these waivers will be determined by a variety of factors including available yields on instruments held by the money market funds, changes in assets within the money market funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the money market funds, changes in the mix of customer assets and Federated’s willingness to continue these waivers. An increase in interest rates would likely reduce these waivers.

For the nine-month period ended September 30, 2009, Federated’s ratio of revenue from managed assets to average managed assets was 0.29% as compared to 0.37% for the same period of 2008. The decrease in the rate was primarily due to the significant increase in money market managed assets, the significant decrease in equity managed assets as well as the significant increase in voluntary fee waivers to maintain positive or zero net yields. During the nine-month period ended September 30, 2009, average managed assets invested in money market products represented 86% of Federated’s total average managed assets as compared to 82% for the same period of 2008, while average equity managed assets represented 6% of total average managed assets for the first nine months of 2009 as compared to 11% for the same period of 2008. Money market and fixed-income products generally have a lower management-fee rate than equity products.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. Operating expenses for the three- and nine-month periods ended September 30 are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2009	2008	Change	Percent Change	2009	2008	Change	Percent Change
Marketing and distribution	$95.5	$106.7	$(11.2)	(10%)	$331.9	$324.8	$7.1	2%
Compensation and related	62.2	60.5	1.7	3%	192.1	181.0	11.1	6%
Amortization of deferred sales commissions	5.1	7.8	(2.7)	(35%)	14.9	25.9	(11.0)	(42%)
Intangible asset impairment and amortization	4.0	4.4	(0.4)	(9%)	28.7	13.7	15.0	109%
All other	32.1	33.3	(1.2)	(4%)	100.7	101.1	(0.4)	(0%)
Total operating expenses	$198.9	$212.7	$(13.8)	(6%)	$668.3	$646.5	$21.8	3%

Total operating expenses for the three-month period ended September 30, 2009 decreased $13.8 million compared to the same period in 2008. Marketing and distribution expense decreased $11.2 million primarily due to the aforementioned $27.9 million reduction associated with maintaining positive or zero net yields in certain money market funds, partially offset by a $16.7 million increase primarily related to increased average money market managed assets in the quarter ended September 30, 2009 as compared to the same period in 2008. Amortization of deferred sales commissions decreased $2.7 million primarily due to lower average B-share assets.

Total operating expenses for the nine-month period ended September 30, 2009 increased $21.8 million compared to the same period in 2008. Intangible asset impairment and amortization increased $15.0 million due primarily to the impairment of certain customer relationship intangible assets in the first quarter 2009. See Business Developments – Asset Impairments for additional information. Compensation and related expense increased $11.1 million primarily due to the increase in employee count as a result of the Clover Capital and Prudent Bear Acquisitions. Marketing and distribution expense increased $7.1 million primarily due to a $58.5 million increase related mainly to increased average money market managed assets in the nine-month period ended September 30, 2009 as compared to the same period in 2008, partially offset by the aforementioned $43.8 million reduction associated with maintaining positive or zero net yields in certain money market funds and an $8.4 million decrease associated with lower average equity managed assets and changes in the mix of those assets. Amortization of deferred sales commissions decreased $11.0 million primarily due to lower average B-share assets.

Exclusive of any reduction related to Federated’s decision to waive fees to maintain positive or zero net yields, marketing and distribution expense is impacted by the competitive nature of the mutual fund business and will generally increase with asset growth and decrease with declines in assets. These increases have historically resulted from increases in and/or changes in the mix of assets under management and/or from changes in the terms of the distribution and shareholder services contracts with the intermediaries who offer Federated’s products to their customers. Marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. In the broker/dealer channel, Federated managed $80.0 billion in money market assets for various broker/dealer customers as of September 30, 2009 as compared to $81.9 billion as of September 30, 2008. The structure of these products and the related distribution and shareholder services agreements with these broker/dealers result in a significant portion of the revenue collected being paid to the intermediary as compensation for various services. Asset increases in this market result in higher marketing and distribution expense per dollar of revenue compared to other distribution channels.

Nonoperating Income (Expenses). Nonoperating income, net increased $1.5 million for the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to increased unrealized gains on trading securities. Nonoperating expenses, net increased $0.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008 due to a $3.3 million decrease in Investment income, net primarily related to a decrease in average investment balances and a $2.4 million increase in Debt expense – recourse due primarily to a term-loan facility that Federated entered into in the third quarter 2008, partially offset by a $3.4 million increase in Gain (loss) on securities, net due primarily to increased unrealized gains on trading securities and a $1.1 million decrease in Debt expense – nonrecourse as a result of lower average B-share-related debt balances.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Income Taxes on Continuing Operations. The income tax provision for continuing operations increased $1.4 million for the three months ended September 30, 2009 as compared to the same period in 2008. This increase was primarily the result of $4.0 million in valuation allowances recorded in third quarter 2009 against certain deferred tax assets representing primarily capital losses from previously reported impairment charges related to Federated’s investments in managed CDOs, a $1.0 million increase in the federal tax provision resulting from an increase in income from continuing operations before income taxes, partially offset by a $2.0 million net decrease in tax expense related to a tax law change by the City of New York and the recognition of a $1.6 million deferred tax asset related to a business acquisition completed in a prior year. The effective tax rate was 36.5% for the three-month period ended September 30, 2009 as compared to 36.2% for the same period in 2008. See Note (16) to the Consolidated Financial Statements for additional information.

The income tax provision for continuing operations decreased $14.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to an $11.7 million decrease in the federal tax provision resulting from decreased income from continuing operations before income taxes, as well as the aforementioned third quarter 2009 adjustments to the tax provision. The effective tax rate was 36.1% for the nine-month period ended September 30, 2009 as compared to 36.9% for the same period in 2008. See Note (16) to the Consolidated Financial Statements for additional information.

Management anticipates its New York City tax expense will increase going forward as a result of the new tax law change mentioned above.

Income from Continuing Operations attributable to Federated Investors, Inc. Income from continuing operations increased $0.8 million for the three months ended September 30, 2009 as compared to the same period in 2008, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for income from continuing operations for the three months ended September 30, 2009 increased $0.04 as compared to the same period of 2008 due primarily to an increase in the amount of net income available to common shareholders of Federated Investors, Inc. in the third quarter 2009 as compared to the same period in 2008. Net income available to common shareholders for the third quarter 2008 was reduced by the amount of the special dividend paid to unvested restricted stockholders, in accordance with the application of the two-class method of calculating earnings per share. See Note (17) to the Consolidated Financial Statements for additional information.

Income from continuing operations decreased $21.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for income from continuing operations for the nine months ended September 30, 2009 decreased $0.20 as compared to the same period of 2008 primarily as a result of the impact of decreased income from continuing operations.

Discontinued Operations. Discontinued operations, net of tax, totaled $2.8 million for the nine months ended September 30, 2008. In the second quarter 2008, Federated recognized a $4.8 million pre-tax gain for the final contingent payment received from the sale of certain assets associated with its TrustConnect® mutual fund processing business (the Clearing Business) to Matrix Settlement and Clearance Services, LLC (Matrix) in 2006. The final payment, which was received in the third quarter 2008, was earned in the second quarter 2008 and was calculated as a percentage of Matrix’s second quarter 2008 net revenue above a specific threshold directly attributed to the Clearing Business.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2009, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $102.7 million as compared to $82.5 million at December 31, 2008. The increase of $20.2 million primarily reflects an increase of $13.1 million in Investments and an increase of $15.6 million in Cash and cash equivalents which was comprised of the following significant items:

Cash from Operating Activities. Net cash provided by operating activities totaled $200.7 million for the nine months ended September 30, 2009 as compared to $214.7 million for the same period in 2008. The decrease of $14.0 million was primarily due to: (1) a $22.1 million decrease in Net income including noncontrolling interests in subsidiaries, (2) an $11.0 million decrease in amortization of deferred sales commissions primarily due to lower average B-share assets and (3) an $8.8 million reduction in tax benefits from stock-based compensation primarily due to decreased stock option exercise activity ($4.3 million) and a lower average price related to those exercises ($1.5 million) and a decrease in tax benefits related to restricted stock ($1.8 million) primarily as a result of a lower average price at the time of restricted stock vesting in the nine months ended September 30, 2009 as compared to the same period in 2008. These items were partially offset by a $20.8 million increase in impairments recorded in the first nine months 2009 as compared to the same period in 2008 (see Business Developments – Asset Impairments for additional information).

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Cash Used in Investing Activities. During the nine-month period ended September 30, 2009, Federated used $35.3 million for investing activities, which included $24.1 million in cash paid primarily in connection with a contingent purchase price payment for a prior year business acquisition and $10.0 million in cash paid for property and equipment.

Cash Used in Financing Activities. During the nine-month period ended September 30, 2009, Federated used $149.8 million for financing activities. Of this amount, Federated paid $73.9 million or a total of $0.72 per share in dividends to holders of its common shares in the first nine months of 2009. In addition, Federated repaid $91.8 million and borrowed $54.8 million during the first nine months of 2009 in connection with its $200 million revolving credit facility. During the nine months ended September 30, 2009, Federated also repaid $10.5 million of its borrowings on its $140 million term-loan facility that matures on October 31, 2011 (Term Loan). See Note (12) to the Consolidated Financial Statements for more information on Recourse debt.

Borrowings. During the third quarter 2008, Federated entered into a $140 million Term Loan with an option to increase its borrowings to $150 million during the term of the facility upon commitment from the lending banks. The Term Loan requires quarterly principal payments totaling $14 million, $21 million and $28 million in 2009, 2010 and 2011, respectively, and a balloon payment of $77 million when the loan expires on October 31, 2011. Federated made principal payments totaling $10.5 million in the first nine months of 2009.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (Revolver). As of September 30, 2009, Federated had $200 million available for borrowings under the Revolver. See Note (12) to the Consolidated Financial Statements for more information on Recourse debt.

Proceeds from the debt facilities were used to finance a portion of the special cash dividend payment in the third quarter 2008 and will be used for share repurchase programs, future dividends, acquisition-related payments and reasonably foreseeable cash needs.

Both the Revolver and Term Loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) of at least 4 to 1 and a leverage ratio covenant (consolidated debt to consolidated EBITDA) of no more than 2 to 1, as well as other customary terms and conditions. As of September 30, 2009, the interest coverage ratio and leverage ratio were 86.5 to 1 and 0.3 to 1, respectively. Federated was in compliance with its interest coverage and leverage ratios at and during the quarter ended September 30, 2009. Both the Revolver and Term Loan also have certain stated events of default and cross default provisions which would permit the lenders to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On October 22, 2009, the board of directors declared a $0.24 per share dividend to shareholders of record as of November 9, 2009 to be paid on November 13, 2009.

After evaluating the sufficiency of Federated’s existing liquid assets, expected continuing cash flow from operations and the current B-share funding arrangement, Federated may borrow against the $200 million Revolver at various times in the future to meet its cash needs. Management may choose to borrow the maximum amount available under the Revolver which would cause total outstanding borrowings to total as much as $326 million. Management also has the ability to issue stock or debt to meet future cash needs.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deferred sales commissions, net at September 30, 2009 decreased $12.7 million from December 31, 2008 and Long-term debt –nonrecourse at September 30, 2009 decreased $14.7 million from December 31, 2008 in large part as a result of a decrease in the level of Class B share sales of sponsored funds in 2009. In addition, the asset and debt balances are reduced each quarter as amortization of the deferred sales commission asset is recorded and as cash flows from financings prior to March 2007 are recorded, in large part, as a reduction to the nonrecourse debt.

Goodwill at September 30, 2009 increased $37.5 million from December 31, 2008. During the first nine months of 2009, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($28.7 million) and adjustments to revise the preliminary purchase price allocations recorded for the Prudent Bear Acquisition ($5.4 million) and the Clover Capital Acquisition ($3.0 million). See Note (4) and Note (19)(a) to the Consolidated Financial Statements for additional information. As of September 30, 2009, Federated’s market capitalization exceeded the recorded goodwill balance by more than 350%.

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. Assuming recourse debt balances and the weighted-average interest rates in effect at September 30, 2009 (see Note (12) to the Consolidated Financial Statements), Federated’s minimum contractual interest payments would be approximately $1 million and $5 million for the remainder of 2009 and 2010-2011 periods, respectively. At September 30, 2009, there were no material changes outside of the ordinary course of business to the minimum noncancelable contractual obligations presented in Federated’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contingent Liabilities and Payments. As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four–year period following the acquisition date. The purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved. At this time, management expects to make a payment that will be less than the maximum due for the first anniversary year ending in December 2009.

As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. At this time, management does not expect to make any payment related to the first anniversary year ending in December 2009.

As part of the 2006 acquisition of MDTA LLC (MDTA), Federated was required to make annual contingent purchase price payments based upon growth in MDTA net revenues over a three-year period. The first two contingent purchase price payments of $43.3 million and $40.9 million were paid in the third quarters of 2007 and 2008, respectively, and were recorded as goodwill. The applicable growth targets were not met for the final payment related to the anniversary year ended in July 2009. As such, there were no payments made in 2009.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first four contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million and $19.8 million were paid in the second quarters of 2006, 2007, 2008 and 2009, respectively. At current asset levels, the final payments in 2010 would total approximately $37 million. As of September 30, 2009, $24.3 million, which includes a $10 million lump-sum payment, was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2009, $1.9 million was paid related to these semi-annual contingent purchase price payments and $0.2 million related to future contingent purchase price payments was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2009, the maximum bonus payable over the remaining terms of the contracts approximates $99 million if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. There are no payments due in the remaining quarter of 2009. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, a nominal amount would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Pursuant to another acquisition agreement and long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For the nine months ended September 30, 2009 and 2008, these fee reductions were approximately $2 million and $3 million, respectively.

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

The Consolidated Financial Statements for the nine-month periods ended September 30, 2009 and 2008 reflect $8.9 million and $5.9 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs related to Federated’s internal review, costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. As of September 30, 2009, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Recent Accounting Pronouncements

(a) In June 2009, the Financial Accounting Standards Board (FASB) issued literature introducing a new consolidation model. The new literature prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by superseded content. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE. Under the new accounting standard, a company is required to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The new consolidation standard is effective for fiscal years beginning after November 15, 2009.

Federated will adopt the new consolidation standard effective January 1, 2010. Significant efforts are still under way to interpret the new accounting standard and its impact on the asset management industry and on Federated in particular. Management estimates, based on the current requirements of the new consolidation standard, that Federated may have to consolidate additional sponsored products upon the adoption of this new accounting standard, including Federated’s managed collateralized debt obligations (CDOs) and certain sponsored mutual funds in which Federated holds an investment. The ultimate impact of adoption may have a material impact on Federated’s Consolidated Financial Statements, but is not expected to have any impact on net income attributable to Federated shareholders.

(b) In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity (QSPE) from superseded content and also removes the exception from applying this superseded content. This new accounting standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This new accounting standard is effective for fiscal years beginning after November 15, 2009. As such, Federated plans to adopt this new accounting standard effective January 1, 2010. Management does not expect the adoption of this new accounting standard to have a material impact on its Consolidated Financial Statements based on the fact that Federated is not currently involved with any transactions to transfer financial assets.

(c) Effective September 30, 2009, Federated adopted the new FASB Accounting Standards Codification (Codification). The Codification was officially launched on July 1, 2009, and became the primary source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. As the Codification is neither expected nor intended to change GAAP, Federated’s adoption of the Codification did not have a material impact on its Consolidated Financial Statements.

(d) Effective June 30, 2009, Federated adopted a new accounting standard regarding subsequent events. This new accounting standard is based upon the same principles that exist within the auditing standards and thus formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before the financial statements are issued or available to be issued. The new accounting standard requires public entities to evaluate subsequent events through the date that financial statements are issued, while all other entities should evaluate subsequent events through the date that financial statements are available to be issued. The new accounting standard categorizes subsequent events into recognized subsequent events (or historically Type I events) and nonrecognized subsequent events (or historically Type II events). The new accounting standard also enhances disclosure requirements for subsequent events. Effective upon issuance, the adoption of the new accounting standard did not have a material impact on Federated’s financial position or results of operations.

(e) Effective June 30, 2009, Federated adopted a new accounting standard regarding interim disclosures about fair value of financial instruments. This new accounting standard requires a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. This new accounting standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. Federated has presented the necessary disclosures in Note (8) to the Consolidated Financial Statements.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

(f) Effective June 30, 2009, Federated adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairments. This new accounting standard amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of a company’s investments, including other-than-temporary impairments on debt and equity securities, in the financial statements. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations. Federated has presented the necessary disclosures in Note (9) to the Consolidated Financial Statements.

(g) Effective June 30, 2009, Federated adopted a new accounting standard regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new accounting standard provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This new accounting standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations.

(h) On January 1, 2009, Federated adopted a new accounting standard regarding determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per share. This new accounting standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. The prior period basic and diluted earnings per share data presented have been restated to conform to the new two-class method. As restated, diluted earnings per share for continuing operations for the three and nine months ended September 30, 2008, were $0.04 less than the amounts previously reported.

(i) On January 1, 2009, Federated adopted a new accounting standard regarding the determination of the useful life of intangible assets. This new accounting standard amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The intent of this new accounting standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under superseded content. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations.

(j) On January 1, 2009, Federated adopted a new accounting standard regarding business combinations. This new accounting standard is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, this new accounting standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations for the three and nine months ended September 30, 2009, but will have a significant impact on Federated’s accounting for future business combinations in the period of acquisition.

(k) On January 1, 2009, Federated adopted a new accounting standard regarding noncontrolling interests in consolidated financial statements. This new accounting standard is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, this new accounting standard eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of this new accounting standard were applied retrospectively. Federated has changed the presentation of noncontrolling interests in its Consolidated Financial Statements. The adoption of this new accounting standard did not have a material impact on Federated’s financial position and results of operations.

(l) On January 1, 2009, Federated adopted a new accounting standard regarding fair value measurements related to nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. These provisions were applied to the determination of fair value for the nonfinancial assets subject to impairment during 2009. See Note (8) to the Consolidated Financial Statements for additional information on the fair value determinations.

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

At September 30, 2009, Federated had $75.3 million in investment contract/customer relationship intangible assets. Of this amount, $45.6 million represented customer-related assets acquired since December 2008 primarily in connection with the Clover Capital and Prudent Bear Acquisitions for which no indicators of impairment were present at September 30, 2009. Another $14.6 million represented customer-related assets for which the underlying managed assets have experienced growth since the acquisition date in excess of the assumptions included in the initial valuation. The undiscounted cash flow projections for these assets exceeded their respective carrying values by more than 100%.

For an additional $5.7 million in customer-related intangible assets, no indicators of impairment were present as of September 30, 2009. Accordingly, no new undiscounted cash flow analysis was performed for the third quarter 2009. Undiscounted cash flow projections as of March 31, 2009 exceeded the carrying values of the assets by more than 40% on average. The undiscounted cash flows as of March 31, 2009 were estimated using estimated rates of change for assets under management ranging from -10.0% to -15.0% depending on the historical experience of the particular assets under management. As of March 31, 2009, declines in AUM in excess of -10% over the subsequent 12 months could cause the assets to be considered for impairment.

For certain customer-related assets that were impaired in the first quarter 2009 with a remaining fair value of $9.4 million, given the volatility of the markets and the possible impact on the inputs to the recoverability analysis, management performed a recoverability analysis as of September 30, 2009. Based upon the results of the recoverability analysis, management concluded that the assets were not further impaired at September 30, 2009. The undiscounted cash flows continue to exceed the carrying amount of the assets by more than 80%. The undiscounted cash flows were estimated using probability-weighted scenarios

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

which assumed assets under management growth rates ranging from 35.0% to -30%. The different scenarios were developed after taking into consideration ongoing adverse market conditions as well as the timing and pace of a forecasted recovery. As of September 30, 2009, declines in assets under management related to these intangible assets in excess of -30.0% over the subsequent twelve months could cause the assets to be considered for further impairment.

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

Accounting for Income Taxes. Significant management judgment is required in developing Federated’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. As of September 30, 2009, Federated had not recorded a valuation allowance on $3.2 million of its deferred tax assets relating to write-downs of Federated’s CDO investments (all of which was unrecognized for tax purposes). Federated considered various factors in connection with its evaluation of the partial realizability of these assets: (1) the timing of the amount of capital loss associated with Federated’s remaining investment in the CDOs will not be known until such time as those investments are either redeemed by the CDOs or sold by Federated; (2) the carry-forward period for capital losses once recognized is five years; and (3) Federated has historically generated capital gains in times of favorable market conditions. Based on these factors, management believes it is more likely than not that Federated will be able to utilize a portion of these losses in the future. In the event that Federated’s strategies do not materialize, Federated may be required to record an additional valuation allowance of as much as $3.2 million for these deferred tax assets.

Significant management judgment is required to account for uncertainty in income taxes. The processes of determining (1) whether it is more likely than not that a position will be sustained upon examination and (2) the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority require management estimates and judgment as to expectations of the amounts and probabilities of the outcomes that could be realized. Management considers the facts and circumstances available as of the reporting date in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. Significant differences could exist between the ultimate outcome of the examination of a tax position and management’s estimate. These differences could have a material impact on Federated’s effective tax rate, results of operations, financial position and/or cash flows.

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the nine months ended September 30, 2009, approximately 67% of Federated’s total revenue was attributable to money market managed assets as compared to 58% for the same period of 2008. A significant change in Federated’s money market business or a significant decline in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

During the three and nine months ended September 30, 2009, fee waivers to maintain positive or zero net yields totaled $36.5 million and $63.1 million, respectively. During the three and nine months ended September 30, 2009, these fee waivers were offset by related reductions in marketing and distribution expenses of $27.9 million and $43.8 million, respectively, such that the net impact to Federated was $8.6 million and $19.3 million, respectively, in reduced operating income. Assuming current market conditions and asset levels remain constant, fee waivers will likely increase in the fourth quarter 2009 and may result

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

in a reduction in operating income of approximately $14.0 million to $14.5 million. Such waivers may continue to increase thereafter. Such increases in fee waivers could be material and will negatively impact Federated’s revenues and net income. The amount of the fee waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers. In addition, in response to the challenges posed by the unprecedented rate environment, extreme volatility and liquidity concerns in the marketplace, money market funds may close to new and/or existing shareholders and/or their shareholders may become subject to an interim cash management service fee, either of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity. An increase in interest rates would likely reduce these waivers.

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

Recent recommendations for regulatory reform by governmental agencies, including the SEC, and industry groups could result in a material adverse effect on Federated’s business of managing money market funds. Examples of regulatory reform that could cause such harm include the imposition of banking regulations on investment advisers, the creation of net capital

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

requirements for investment advisers and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds. An increase in interest rates would likely reduce these waivers.

Over the past few years, various service industries, including mutual fund service providers, have been the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company’s activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions effect similar changes, there could be a material adverse effect on Federated’s tax liability and effective tax rate and, as a result, net income.

Potential Adverse Effect of Providing Financial Support to Investment Products. Federated may, at its sole discretion, from time to time elect to provide financial support to its sponsored investment products. Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses on such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated’s reputation, financial position, results of operations or liquidity.

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 67% of Federated’s revenue for the first nine months of 2009 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 150 managed funds, 90 are sold without a sales commission.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for a total of approximately 26% of Federated’s total revenue for the third quarter 2009 and approximately 30% of Federated’s total revenue the first nine months of 2009. If one or more of the major financial intermediaries that distribute Federated’s products were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. Recently, financial intermediaries have experienced increases in employee turnover rates which may negatively impact the distribution of our products. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

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

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, revenue earned from two sponsored funds, the Government Obligations Fund and the Federated Kaufmann Fund, each accounted for approximately 10% of Federated’s total revenue for the three months ended September 30, 2009 and approximately 10% and 8%, respectively, of Federated’s total revenue for the nine months ended September 30, 2009. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to corresponding reductions to marketing and distribution expenses related to these funds.

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

Impairment Risk. At September 30, 2009, Federated had intangible assets including goodwill totaling $656.8 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying value of goodwill and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with sponsored funds that, as required by law, are terminable upon 60 days notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board of directors or trustees, including disinterested members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on Federated. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its “assignment,” although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these agreements.

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

Capital Losses on Investments. Federated has and may continue to realize capital losses upon disposition of its investments. To the extent that these losses are not offset by capital gains in the year realized, there are specific rules in each tax jurisdiction (federal and state) that dictate the other tax years, if any, in which these losses may be used to offset net capital gains. The inability to utilize the capital loss deferred tax assets net of a valuation allowance within the prescribed timeframe may increase Federated’s federal and/or state income tax expense.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	50,000	$24.50	50,000	4,661,600
August	350,000	26.25	350,000	4,311,600
September[2]	70,581	22.23	60,000	4,251,600
Total	470,581	$25.47	460,000	4,251,600
[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of September 30, 2009.

[2]	In September 2009, 10,581 shares of restricted stock with a weighted-average price of $1.47 per share were repurchased in connection with employee separations.

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

Federated Investors, Inc.
(Registrant)

Date	October 23, 2009	By:	/s/ J. CHRISTOPHER DONAHUE
J. Christopher Donahue
President and Chief Executive Officer

Date	October 23, 2009	By:	/s/ THOMAS R. DONAHUE
Thomas R. Donahue
Chief Financial Officer