Form 10-K
period 2009-12-31
FEDERATED INVESTORS INC /PA/
filed 2010-02-19
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $2.1 billion, based on the last reported sales price of $24.09 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 16, 2010, was 9,000 and 102,960,137, respectively.

Documents incorporated by reference:

Selected portions of the 2009 Annual Report to Shareholders – Part I, Part II and Part IV of this Form 10-K.

Selected portions of the 2010 Information Statement – Part III of this Form 10-K.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest mutual fund managers in the United States with $389.3 billion in assets under management at December 31, 2009.

Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products). Federated’s principal source of revenue is investment advisory fee income earned by various subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the assets of the investment product under management.

Federated provided investment advisory services to 145 Federated-sponsored funds (the Federated Funds) as of December 31, 2009. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (Investment Company Act) and under applicable federal laws. Each of the funds enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the Investment Company Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice to the investment adviser.

Of the 145 Federated Funds as of December 31, 2009, Federated’s investment advisory subsidiaries managed 50 money market funds totaling $281.5 billion in assets, 47 fixed-income funds with $28.4 billion in assets and 48 equity funds with $21.0 billion in assets.

As of December 31, 2009, Federated provided investment advisory services to $45.8 billion in Separate Account assets. These Separate Accounts represent assets of high-net-worth individuals, government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on assets under management pursuant to investment advisory agreements that may be terminated at any time.

Beginning in 2009, Federated added liquidation portfolios as an asset category since the assets and related cash flows from these portfolios are significantly different than those of traditional separate account mandates. Liquidation portfolios include portfolios of distressed fixed-income securities and liquidating collateralized debt obligation (CDO) products. In the distressed security category, Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period. In the case of liquidating CDOs, the CDO structure has unwound earlier than expected due to events of default related to certain distressed securities in the portfolio. As of December 31, 2009, Federated managed five liquidation portfolios with $12.6 billion in assets.

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

Total Managed Assets (composed of Federated Funds, Separate Accounts and Liquidation Portfolios) represent the balance of assets under management at a point in time. Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Type

	As of December 31,			Growth Rate
(dollars in millions)	2009	2008	2007	3 Yr. CAGR[1]	2009
Money Market	$313,260	$355,658	$236,630	22%	(12)%
Fixed-Income	33,787	23,486	21,697	16%	44%
Equity	29,673	26,661	42,162	(10)%	11%
Liquidation Portfolios	12,596	1,505	1,127	119%	737%

Total Managed Assets	$389,316	$407,310	$301,616	18%	(4)%

1	compound annual growth rate

Average Managed Assets represent the average balance of assets under management during a period of time. Because substantially all revenue and marketing and distribution expense are generally calculated daily based on assets under management, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period. Average Managed Assets for the past three years were as follows:

Average Managed Assets by Asset Type

	Year ended December 31,			Growth Rate
(dollars in millions)	2009	2008	2007	3 Yr. CAGR[1]	2009
Money Market	$343,265	$283,901	$199,673	28%	21%
Fixed-Income	28,684	22,628	21,779	9%	27%
Equity	26,680	34,363	42,443	(8)%	(22)%
Liquidation Portfolios	6,966	1,629	1,160	158%	328%

Total Average Managed Assets	$405,595	$342,521	$265,055	22%	18%

1	compound annual growth rate

Changes in Federated’s average asset mix year-over-year across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management-fee rate than fixed-income products, money market products and liquidation portfolios. Likewise, mutual fund products typically earn a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Additionally, certain components of marketing and distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds.

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			Growth Rate
(dollars in thousands)	2009	2008	2007	3 Yr. CAGR[1]	2009
Investment advisory fees, net	$749,823	$775,381	$726,459	7%	(3)%
Administrative service fees, net	262,788	222,053	171,847	21%	18%
Other service fees, net	158,999	221,327	223,761	(9)%	(28)%
Other, net	4,340	4,919	5,577	(12)%	(12)%

Total revenue	$1,175,950	$1,223,680	$1,127,644	6%	(4)%

1	compound annual growth rate

As of December 31, 2009, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 65% of Federated’s total revenue for 2009 was attributable to money market managed assets. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $281.6 billion in money market fund assets at December 31, 2009, $150.2 billion or 53% were invested in government agency and treasury funds. Reflecting increased market demand beginning in the latter part of 2008 for government securities, and thereby government and treasury money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses. During the fourth quarter 2008, Federated began waiving fees in order for certain funds to maintain positive or zero net yields.

During the course of 2009, fee waivers to maintain positive or zero net yields progressively increased quarter over quarter as fund yields declined. These fee waivers which totaled $120.6 million for 2009 were partially offset by a related reduction in marketing and distribution expenses of $86.4 million such that the net impact to Federated was $34.2 million in reduced operating income. The impact of these fee waivers was significantly less in 2008 with $3.6 million in waived fees, $1.9 million in reduced marketing and distribution expenses and a net impact on operating income of $1.7 million. (See Note (23) to the Consolidated Financial Statements for information regarding the quarterly operating income impact of the fee waivers.) Management expects the fee waivers and the related reduction in marketing and distribution expense will continue in 2010 and will likely be material. An increase in interest rates that results in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to provide a reasonable estimate of the impact of fee waivers expected for 2010 as the amount of the waivers is contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the waivers.

Revenue concentration by product – Approximately 10% of Federated’s total revenue for 2009 was derived from services provided to one sponsored fund (Government Obligations Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to marketing and distribution expenses associated with this fund.

Revenue concentration by customer – Two intermediary customers, the Bank of New York Mellon Corporation (including its Pershing subsidiary) and Edward Jones & Co., L.P., accounted for approximately 19% and 9%, respectively, of Federated’s total revenue for 2009. Most of this revenue is derived from broker/dealer cash sweep money market products. Significant changes in Federated’s relationship with these customers could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to marketing and distribution expenses associated with such intermediaries.

Federated’s revenues from domestic and foreign operations over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			Growth Rate
(dollars in thousands)	2009	2008	2007	3 Yr. CAGR[1]	2009
Domestic	$1,140,956	$1,178,508	$1,084,985	7%	(3)%
Foreign	34,994	45,172	42,659	(1)%	(23)%

Total revenue	$1,175,950	$1,223,680	$1,127,644	6%	(4)%

1	Compound Annual Growth Rate

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

Federated is one of the largest U.S. managers of money market assets, with $313.2 billion in such assets under management at December 31, 2009. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 35 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($167.0 billion); prime corporate ($111.6 billion); and tax free ($34.6 billion).

Federated’s fixed-income assets total $33.8 billion at December 31, 2009 and are managed in a wide range of sectors including multi-sector ($10.9 billion); municipal ($6.1 billion); U.S. government ($5.1 billion); U.S. corporate ($3.8 billion); mortgage-backed ($3.2 billion); high-yield ($2.5 billion); and international/global ($2.2 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet their investment needs.

Equity assets total $29.7 billion at December 31, 2009 and are managed across a wide range of styles including growth ($9.7 billion); value ($6.9 billion); blend ($6.1 billion); alternative ($3.4 billion); and international/global ($2.0 billion). Federated also manages assets in balanced and asset allocation funds ($1.6 billion). These asset allocation funds may include fixed-income assets.

Federated’s liquidation portfolios total $12.6 million at December 31, 2009.

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

Distribution Channels

Federated’s distribution strategy is to provide products geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to over 5,200 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of over 180 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2009 attributable to such markets are as follows: wealth management and trust (55%), broker/dealer (27%) and global institutional (15%).

Wealth Management & Trust, Global Capital Markets and Institutional Cash. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds over 35 years ago, and has since expanded our services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all these types of firms use a broad range of Federated’s equity and fixed-income funds to invest the assets over which they have discretion. Federated also supports its clients’ asset allocation programs through Federated’s PRISM® series, which is comprised of asset allocation models.

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

Federated employs a dedicated sales force backed by an experienced support staff to offer products and services to the wealth management and trust market. As of December 31, 2009, Managed Assets in this market included $196.1 billion in money market assets, $12.2 billion in fixed-income assets and $4.6 billion in equity assets.

Broker/Dealer. Federated distributes its products in this market through a large, diversified group of approximately 2,000 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2009, Managed Assets in the broker/dealer market included $75.5 billion in money market assets, $17.3 billion in equity assets and $12.5 billion in fixed-income assets.

Global Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of global institutional customers: corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. Federated includes institutional assets gathered in the U.S. in this market, as well as assets gathered from customers outside the U.S. through Federated Investors (U.K.) Ltd. and Federated Asset Management GmbH. As of December 31, 2009, Managed Assets in the global institutional market included $36.1 billion in money market assets, $12.6 billion in liquidation portfolios, $7.4 billion in fixed-income assets and $4.0 billion in equity assets.

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2009, there were over 7,500 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions, hedge funds and exchange traded funds.

Competition for sales of investment products is influenced by various factors, including investment performance, in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.

Regulatory Matters

Substantially all aspects of Federated’s business are subject to federal and state regulation and, to the extent operations take place outside the United States, the regulations of certain foreign countries. Depending upon the nature of any non-compliance, the results could include the suspension or revocation of licenses or registrations, including broker/dealer licenses and registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies. Federated’s domestic advisory companies are registered with the Securities and Exchange Commission (the SEC) under the Advisers Act and with certain states. All of the U.S. mutual funds managed, distributed, and administered by Federated are registered with the SEC under the Investment Company Act. Certain wholly owned subsidiaries of Federated are registered as broker/dealers with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act) and with various states and are members of the Financial Industry Regulatory Authority (FINRA). Their activities are regulated by the SEC, FINRA and the various states in which they are registered. These subsidiaries are required to meet capital requirements established by the SEC pursuant to the Exchange Act. One subsidiary is regulated by the Pennsylvania Department of Banking. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been substantially augmented. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Currently pending legislation could impose additional requirements and restrictions on, or otherwise affect the operations of, Federated and/or the Federated Funds. In addition, during the past few years the SEC, FINRA and the New York Stock Exchange have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. In January 2010, the SEC adopted amendments to Rule 2a-7 of the Investment Company Act which could impact the operation of certain Federated Funds, although Federated does not expect any such impact to Federated or the Federated Funds to be material. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur.

Certain regulatory changes by governmental agencies, including the SEC, and industry groups could result in a material adverse effect on Federated’s business of managing money market funds, if enacted. Examples of regulatory changes that could cause such harm include the imposition of banking regulations on investment advisers, the creation of net capital requirements for investment advisers and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds.

The federal, state and foreign laws and regulations applicable to most aspects of Federated’s business are primarily intended to benefit or protect Federated’s customers and the funds’ shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Federated from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of broker/dealer licenses and registrations, censure and fines.

For further details regarding recent regulatory matters, see Note (21)(c) and (d) to the Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this Form 10-K.

Employees

At December 31, 2009, Federated employed 1,368 persons.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K and the 2009 Annual Report to Shareholders, including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs; and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements, including the new consolidation standard; concentration risk; indemnification obligations; the impact of increased regulation (including the possible impact of recent amendments to Rule 2a-7 of the Investment Company Act of 1940); the prospect of increased marketing and distribution-related expenses; insurance recoveries; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; the possibility that money market funds may close to new and/or existing shareholders or their shareholders may become subject to an interim cash management fee; possible impairment charges; self-funding of B-shares; tax expenses; the ability to use capital loss carryforwards and the various items set forth under the section entitled “Risk Factors” constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to keep money market fund products open to new and/or existing shareholders and to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future.

Executive Officers

The following section sets forth certain information regarding the executive officers of Federated as of February 19, 2010:

Name	Position	Age
John F. Donahue	Chairman and Director	85

J. Christopher Donahue	President, Chief Executive Officer and Director	60

Brian P. Bouda	Vice President and Chief Compliance Officer	62

Gordon J. Ceresino	Vice Chairman and President, Federated International Management Limited	52

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	51

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	53

Eugene F. Maloney	Vice President and Executive Vice President, Federated Investors Management Company	64

Denis McAuley III	Vice President, Principal Accounting Officer, President of Federated Shareholder Services Company and President of Federated Investors Trust Company	63

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	71

Thomas E. Territ	Vice President and President, Federated Securities Corp.	50

*	Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Ltd., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC.

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

Mr. Brian P. Bouda has served as Vice President of Federated Services Company since 1999. Mr. Bouda has been Vice President of Federated, Chief Compliance Officer of Federated and for each of Federated’s subsidiaries and Chief Compliance Officer and Senior Vice President of the investment companies managed by subsidiaries of Federated since 2004.

Mr. Gordon J. Ceresino has served as Vice Chairman of Federated since 2007. He is President of Federated International Management Limited, a wholly owned subsidiary of Federated. Mr. Ceresino served as President and Chief Executive Officer of MDTA LLC from 2002 until its acquisition by Federated in 2006.

Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. He is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of J. Christopher Donahue who serves as director, President and Chief Executive Officer of Federated.

Mr. John B. Fisher has served as Vice President of Federated since 1998. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006. Prior to that, he served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated.

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

Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. Mr. McGonigle is also Secretary of 44 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 43 of those registered investment companies.

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

Available Information

Federated makes available, free of charge on its website, www.FederatedInvestors.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

Other Information

All other information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated

Balance Sheets, Consolidated Statements of Income and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 1A – RISK FACTORS

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and is incorporated herein by reference.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Federated’s facilities are concentrated in Pittsburgh, Pennsylvania where it leases space sufficient to meet its operating needs. Federated’s headquarters are located in the Federated Investors Tower, where Federated occupies approximately 259,000 square feet. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania. Federated also leases an aggregate of approximately 25,000 square feet at other locations in the Pittsburgh area. Federated maintains office space in Frankfurt, Germany for certain international initiatives; in Rochester, New York, for the operations of Federated Clover Investment Advisors; in New York, New York, for the operations of Federated Global Investment Management Corp.; and in Boston, Massachusetts, for the operations of Federated MDTA LLC.

ITEM 3 – LEGAL PROCEEDINGS

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and under the caption Notes to the Consolidated Financial Statements – Note (21) Commitments and Contingencies – (c) Past Mutual Fund Trading Issues and Related Legal Proceedings and (d) Other Legal Proceedings and is incorporated herein by reference.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2009. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (12) and Note (16) to the Consolidated Financial Statements incorporated by reference in Part II, Item 8 of this Form 10-K.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October	0	$0.00	0	4,251,600
November	40,000	26.13	40,000	4,211,600
December	10,000	25.05	10,000	4,201,600

Total	50,000	$25.92	50,000	4,201,600

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of December 31, 2009.

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s 500 ® Index (S&P 500 Index), and to a Peer Group Index of publicly traded asset management firms for the five-year period ended on December 31, 2009. The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2004. Total return includes reinvestment of all dividends. As a member of the S&P 500 Index, Federated is required to include this comparison. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Federated	124.08	115.47	143.75	66.93	113.02
S&P 500 ® Index	104.91	121.48	128.16	80.74	102.11
Peer Group *	126.53	153.02	180.41	98.13	161.97

*	The following companies are included in the Peer Group: Affiliated Managers Group, Inc.; Eaton Vance Corp.; Franklin Resources, Inc.; T. Rowe Price Group, Inc.; and Waddell & Reed Financial, Inc.

All other information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements (including, but not limited to Note (12) Recourse Debt and Note (23) Supplementary Quarterly Financial Data (Unaudited)) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the caption Selected Consolidated Financial Data and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Federated’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures are effective.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

All other information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the caption Management’s Assessment of Internal Control Over Financial Reporting and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for its 2010 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2010 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding Federated’s share-based compensation as of December 31, 2009:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	3,705,082	$27.59	2,665,095
Not approved by shareholders	0	0	0

Total	3,705,082	$27.59	2,665,095

All other information required by this Item is contained in Federated’s Information Statement for the 2010 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Federated’s Information Statement for the 2010 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2010 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The information required by this Item is contained in Federated’s 2009 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

(a)(2) Financial Statement Schedules:

All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this Form 10-K.

(a)(3) Exhibits:

The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.04	Sale, Purchase and Put/Call Agreement dated as of May 11, 2006, among Federated Investors, Inc., MDTA LLC, HBSS Acquisition Co. and the Selling Parties (incorporated by reference to Exhibit 2.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

2.05	Definitive Agreement between Federated Investors, Inc. and David W. Tice & Associates, LLC dated as of July 14, 2008 (incorporated by reference to Exhibit 2.1 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.06	Definitive Agreement between Federated Investors, Inc. and Clover Capital Management, Inc. dated as of September 12, 2008 (incorporated by reference to Exhibit 2.2 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.07	Amendment No. 1 dated as of December 1, 2008 to the Asset Purchase Agreement dated as of September 12, 2008, among Federated Investors, Inc. and Clover Capital Management Inc. (incorporated by reference to Exhibit 2.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.06	Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.09	Federated Investors Program Revolving Purchase Agreement, dated as of October 24, 1997, between Federated Funding 1997-1, Inc. and PLT Finance, L.P. (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 (File No. 333-48405))

10.10	Federated Investors Program Fee Agreement, dated as of October 24, 1997, between Federated Investors and PLT Finance, L.P. (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-48405))

10.11	Schedule X to Federated Program Master Agreement, dated as of October 24, 1997, among Federated, Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, PLT Finance, L.P., Putnam, Lovell & Thornton Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.18	Employment Agreement, dated January 16, 1997, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.20	Employment Agreement, dated December 22, 1993, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1 (File No. 333-48405))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.33	Employment agreement, dated May 13, 2002, between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.2 to the March 31, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002, between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.39	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.43	Federated Investors, Inc. Annual Incentive Plan, amended as of February 5, 2004 (incorporated by reference to Exhibit 10.1 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.44	Federated Investors, Inc. Stock Incentive Plan, amended as of April 19, 2004 (incorporated by reference to Exhibit 10.2 to the March 31, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.45	Agreement with Boston Financial Data Services (incorporated by reference to Exhibit 10.1 to the June 30, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.49	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.50	Amendment dated June 29, 2005 to the definitive agreement between Federated Investors and Alliance Capital Management L.P. dated October 28, 2004 and filed as Exhibit 10.46 to Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 (incorporated by reference to Exhibit 10.1 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.51	Amendment dated June 30, 2005 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.2 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.52	Amendment dated June 30, 2005 to the Federated Program Master Agreement, dated as of October 24, 1997, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors Inc., Wilmington Trust Company, Putnam Lovell Finance, L.P., Putnam, Lovell NBF Securities Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.3 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.54	Agreement, effective March 13, 2006, by and among Federated Investors, Inc., Federated Investment Management Company, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Advisory Services Company, Passport Research Ltd., Federated Equity Management Company of Pennsylvania, Passport Research II, Ltd. and Keith M. Schappert (incorporated by reference to Exhibit 10.1 to the March 16, 2006 Report on Form 8-K (File No. 001-14818))

10.55	Asset Purchase Agreement dated as of February 15, 2006, by and between Matrix Settlement & Clearing Services, LLC and Edgewood Services, Inc. (incorporated by reference to Exhibit 10.1 to the March 31, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.56	Federated Investors, Inc. Stock Incentive Plan most recently amended as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.58	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of October 26, 2006 (incorporated by reference to Exhibit 10.2 to the September 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.59	Credit Agreement, dated as of October 31, 2006, by and among Federated Investors, Inc., certain of its subsidiaries, the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-14818))

10.60	Amendment dated December 29, 2006 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-14818))

10.61	Agreement, effective March 1, 2007, by and among Federated, Federated Investors Management Company, as transferor, Federated Securities Corp., as distributor, principal shareholder servicer and servicer, Federated Funding 1997-1, Inc., as Seller, Citibank, N.A., as purchaser, and Citicorp North America, Inc., as Program Agent (incorporated by reference to Exhibit 10.1 to the March 7, 2007 Report on Form 8-K (File No. 001-14818))

10.62	Definitive Agreement between Federated Investors, Inc. and Rochdale Investment Management, LLC dated as of April 20, 2007 (incorporated by reference to Exhibit 10.1 to the June 30, 2007 Quarterly Report on Form 10-Q (File No. 001-14818))

10.63	Federated Investors, Inc. Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the June 30, 2007 Quarterly Report on Form 10-Q (File No. 001-14818))

10.64	$140,000,000 Term Loan Facility Credit Agreement, dated as of August 19, 2008, by and among Federated Investors, Inc. and the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

10.65	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-14818))

13.01	Selected Portions of 2009 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

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

Date: February 19, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. DONAHUE	Chairman and Director	February 19, 2010
John F. Donahue

/S/ J. CHRISTOPHER DONAHUE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2010
J. Christopher Donahue

/S/ THOMAS R. DONAHUE	Chief Financial Officer	February 19, 2010
Thomas R. Donahue

/S/ MICHAEL J. FARRELL	Director	February 19, 2010
Michael J. Farrell

/S/ DAVID M. KELLY	Director	February 19, 2010
David M. Kelly

Signature	Title	Date

/S/ DENIS MCAULEY III	Principal Accounting Officer	February 19, 2010
Denis McAuley III

/S/ JOHN W. MCGONIGLE	Director	February 19, 2010
John W. McGonigle

/S/ JAMES L. MURDY	Director	February 19, 2010
James L. Murdy

/S/ EDWARD G. O’CONNOR	Director	February 19, 2010
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description

13.01	Selected Portions of 2009 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002