Form 10-Q
period 2010-03-31
FEDERATED INVESTORS INC /PA/
filed 2010-04-23
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 20, 2010, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,222,016 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation (including the possible impact of recent amendments to Rule 2a-7 of the Investment Company Act of 1940); the prospect of increased distribution-related expenses; insurance recoveries; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax expenses; capital losses; the impact of the forward-starting interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$41,573	$90,452
Investments	34,183	31,538
Receivables – affiliates	10,499	11,490
Receivables – other, net of reserve of $139 and $200, respectively	11,492	8,144
Prepaid expenses	10,290	27,090
Current deferred tax asset, net	10,411	11,166
Other current assets	1,594	4,907

Total current assets	120,042	184,787

Long-Term Assets
Goodwill	586,548	581,673
Customer-relationship intangible assets, net	68,697	71,959
Other intangible assets, net	8,811	9,364
Deferred sales commissions, net of accumulated amortization of $52,560 and $50,018, respectively	13,139	15,318
Property and equipment, net of accumulated depreciation of $37,142 and $35,541, respectively	39,210	40,027
Other long-term assets	9,036	9,305

Total long-term assets	725,441	727,646

Total assets	$845,483	$912,433

LIABILITIES
Current Liabilities
Short-term debt – recourse	$102,750	$21,000
Accounts payable and accrued expenses	50,454	50,404
Accrued compensation and benefits	24,951	64,387
Other current liabilities	70,501	61,207

Total current liabilities	248,656	196,998

Long-Term Liabilities
Long-term debt – recourse	98,000	105,000
Long-term debt – nonrecourse	11,231	13,556
Long-term deferred tax liability, net	38,535	39,234
Other long-term liabilities	12,525	14,917

Total long-term liabilities	160,291	172,707

Total liabilities	408,947	369,705

Commitments and contingencies (Note (14))

TEMPORARY EQUITY
Redeemable noncontrolling interests in subsidiaries	16,837	13,913

PERMANENT EQUITY
Federated Investors shareholders’ equity Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	223,565	216,820
Retained earnings	984,839	1,105,073
Treasury stock, at cost, 26,292,440 and 26,571,219 shares Class B common stock, respectively	(789,314)	(795,389)
Accumulated other comprehensive (loss) income, net of tax	(324)	1,514

Total Federated Investors shareholders’ equity	418,955	528,207
Nonredeemable noncontrolling interest in subsidiary	744	608

Total permanent equity	419,699	528,815

Total liabilities, temporary equity and permanent equity	$845,483	$912,433

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Investment advisory fees, net-affiliates	$139,410	$176,113
Investment advisory fees, net-other	15,083	14,356
Administrative service fees, net-affiliates	56,249	66,945
Other service fees, net-affiliates	18,277	48,953
Other service fees, net-other	2,977	2,379
Other, net	974	1,897

Total revenue	232,970	310,643

Operating Expenses
Compensation and related	64,396	66,227
Distribution	58,490	122,772
Professional service fees	10,079	10,007
Office and occupancy	6,296	6,666
Systems and communications	5,758	5,962
Travel and related	2,429	2,443
Advertising and promotional	2,156	2,650
Intangible asset impairment and amortization	3,815	20,730
Amortization of deferred sales commissions	3,172	4,873
Other	4,569	8,264

Total operating expenses	161,160	250,594

Operating income	71,810	60,049

Nonoperating Income (Expenses)
Investment income, net	284	250
Loss on securities, net	(258)	(652)
Debt expense – recourse	(620)	(1,112)
Debt expense – nonrecourse	(167)	(432)
Other, net	(12)	20

Total nonoperating expenses, net	(773)	(1,926)

Income before income taxes	71,037	58,123
Income tax provision	26,842	20,654

Net income including noncontrolling interests in subsidiaries	$44,195	$37,469
Less: Net income attributable to noncontrolling interests in subsidiaries	2,188	2,334

Net income	$42,007	$35,135

Amounts attributable to Federated Investors, Inc.
Earnings per common share – Basic and Diluted	$0.38	$0.34

Total net income attributable to Federated Common Stock[1]	$37,707	$34,407

Cash dividends per share	$1.50	$0.24

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]

Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share. See Note (13) for additional information on the calculation of earnings per share.

Consolidated Statements of Changes in Equity

(dollars in thousands)

(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2008	$198,630	$0	$1,028,928	$(804,481)	$297	$423,374	$417	$423,791	$779
Net Income	0	0	35,135	0	0	35,135	2,297	37,432	37
Other comprehensive income, net of tax:
Reclassification adjustment net of unrealized loss[1]	0	0	(148)	0	250	102	0	102	0
Foreign currency translation[2]	0	0	0	0	5	5	0	5	19

Comprehensive Income[3]						35,242	2,297	37,539

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	2,594
Deconsolidation	0	0	0	0	0	0	0	0	(423)
Amortization of share-based compensation plans	5,615	0	0	0	0	5,615	0	5,615	0
Restricted stock activity	(1,353)	(79)	(11,090)	11,469	0	(1,053)	0	(1,053)	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(24,439)	0	0	(24,439)	(2,122)	(26,561)	0
Exercise of stock options	120	79	(142)	684	0	741	0	741	0
Purchase of treasury stock	0	0	0	(1,066)	0	(1,066)	0	(1,066)	0

Balance at March 31, 2009	$203,012	$0	$1,028,244	$(793,394)	$552	$438,414	$592	$439,006	$3,006

Balance at December 31, 2009	$217,009	$0	$1,105,073	$(795,389)	$1,514	$528,207	$608	$528,815	$13,913
Net Income	0	0	42,007	0	0	42,007	2,516	44,523	(328)
Other comprehensive loss, net of tax:
Unrealized gain, net of reclassification adjustment[1]	0	0	0	0	(1,465)	(1,465)	0	(1,465)	0
Foreign currency translation[2]	0	0	0	0	(373)	(373)	0	(373)	(43)

Comprehensive Income[3]						40,169	2,516	42,685
Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	3,396
Amortization of share-based compensation plans	5,141	0	0	0	0	5,141	0	5,141	0
Restricted stock activity	1,561	0	(8,142)	8,142	0	1,561	0	1,561	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(153,969)	0	0	(153,969)	(2,380)	(156,349)	(101)
Exercise of stock options	43	0	(130)	618	0	531	0	531	0
Purchase of treasury stock	0	0	0	(2,685)	0	(2,685)	0	(2,685)	0

Balance at March 31, 2010	$223,754	$0	$984,839	$(789,314)	$(324)	$418,955	$744	$419,699	$16,837

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax expense on the reclassification adjustment, net of unrealized gain/loss was $856 and $133 for the three months ended March 31, 2010 and 2009, respectively.
[2]	The tax benefit (expense) on the foreign currency translation was $201 and ($3) for the three months ended March 31, 2010 and 2009, respectively.
[3]	Consolidated Comprehensive Income was $42,357 and $37,576 for the three months ended March 31, 2010 and 2009, respectively.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2010	2009
Operating Activities
Net income including noncontrolling interests in subsidiaries	$44,195	$37,469
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	3,172	4,873
Depreciation and other amortization	5,470	6,550
Impairment of assets	0	20,163
Share-based compensation expense	5,625	5,730
Loss on disposal of assets	492	456
Provision (benefit) for deferred income taxes	946	(9,203)
Tax benefit (detriment) from share-based compensation	1,604	(1,037)
Excess tax benefits from share-based compensation	(2,155)	(205)
Net purchases of trading securities	(2,774)	(4,889)
Deferred sales commissions paid	(2,796)	(2,378)
Contingent deferred sales charges received	685	1,164
Proceeds from sale of certain B-share-related future revenue	1,190	1,107
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(2,357)	2,696
Decrease in prepaid expenses and other assets	20,333	1,381
Decrease in accounts payable and accrued expenses	(46,127)	(31,597)
Increase in income taxes payable	6,350	23,676
Decrease in other liabilities	(434)	(242)

Net cash provided by operating activities	33,419	55,714

Investing Activities
Cash paid for business acquisitions	(5,157)	(762)
Proceeds from disposal of property and equipment	3,298	0
Cash paid for property and equipment	(1,129)	(5,740)
Purchases of securities available for sale	(422)	(1,272)
Proceeds from redemptions of securities available for sale	105	1

Net cash used in investing activities	(3,305)	(7,773)

Financing Activities
Dividends paid	(154,454)	(24,553)
Purchases of treasury stock	(558)	(843)
Distributions to noncontrolling interest in subsidiaries	(2,481)	(2,122)
Contributions from noncontrolling interest in subsidiaries	3,396	2,174
Proceeds from shareholders for share-based compensation	487	921
Excess tax benefits from share-based compensation	2,155	205
Proceeds from new borrowings – recourse	97,500	28,300
Proceeds from new borrowings – nonrecourse	261	243
Payments on debt – recourse	(22,750)	(40,523)
Payments on debt – nonrecourse	(2,549)	(5,560)

Net cash used in financing activities	(78,993)	(41,758)

Net (decrease) increase in cash and cash equivalents	(48,879)	6,183
Cash and cash equivalents, beginning of period	90,452	45,438

Cash and cash equivalents, end of period	$41,573	$51,621

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain items previously reported have been reclassified to conform to the current period’s presentation.

(2) Summary of Revised Significant Accounting Policies

Included below are excerpts of Federated’s significant accounting policies that have been revised in 2010. For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2009.

(a) Principles of Consolidation for Variable Interest Entities

Beginning on January 1, 2010, Federated adopted the provisions of the Financial Accounting Standards Board’s (FASB) new consolidation model for variable interest entities (VIEs). As a result, Federated applies two different approaches to consider VIEs for possible consolidation. For non-investment fund entities, Federated considers a qualitative model for identifying whether its interest in a VIE is a controlling financial interest. The qualitative model considers whether Federated has: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that could potentially be significant to the VIE. Federated reevaluates the need for consolidation under this qualitative approach on an ongoing basis.

For Federated’s interests in certain investment funds that meet the definition of VIEs, Federated evaluates the extent of Federated’s participation in the economic risks and rewards of the entity based on a quantitative model to determine whether consolidation is necessary. In cases where the results of the quantitative model indicate that Federated’s interest in such an entity absorbs the majority of the variability in the entity’s net assets, Federated is deemed to be the primary beneficiary and thus consolidates the entity.

(b) Deferred Sales Commissions – Self Financing

Federated began self-funding the sale of Class B-shares of its sponsored mutual funds in March 2010. Accordingly, Federated capitalizes the upfront commissions related to these B-share sales as deferred sales commissions. The deferred sales commission asset is amortized over the estimated period of benefit of approximately eight years. Distribution and shareholder service fees earned are recognized in the Consolidated Statements of Income over the life of the mutual fund share class. Contingent deferred sales charges collected on these share classes are used to reduce the deferred sales commission asset.

(c) Cash Flow Derivative Accounting

Upon inception of a hedging relationship, Federated formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the nature of the risk being hedged. To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the cash flows of the hedged item. The effective portions of the change in the fair value of the derivative are reported as a component of Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets and subsequently reclassified to interest expense in the period or periods during which the hedged transaction affects earnings. The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in earnings. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. If hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive (loss) income, net of tax will be recognized immediately into earnings. If hedge accounting is discontinued because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive (loss) income, net of tax up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive (loss) income, net of tax until the forecasted transaction affects earnings.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3) Recent Accounting Pronouncements

(a) On January 1, 2010, Federated adopted the new requirements for expanded fair value disclosures as issued by the FASB. The new literature requires disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These new rules impact disclosures only and had no impact on Federated’s financial position or results of operations. The new rules also require additional disclosures regarding Level 3 fair value measurements which are effective for reporting periods beginning after December 15, 2010.

(b) On January 1, 2010, Federated adopted the FASB’s new rules governing the consolidation of VIEs, as amended in February 2010 to defer the effective date of the new rules for a reporting entity’s interests in certain investment funds. The new rules prescribe a qualitative model for identifying whether a company has a controlling financial interest in a VIE and eliminates the quantitative model previously prescribed. The new rules identify two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE. Under the new accounting standard, a company is required to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The adoption of the new standard did not have a material impact on Federated’s Consolidated Financial Statements.

(c) On January 1, 2010, Federated adopted a new accounting standard regarding accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from authoritative guidance and also removes the exception previously under GAAP. This new accounting standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this new accounting standard did not have a material impact on its Consolidated Financial Statements as Federated is not currently involved with any transactions to transfer financial assets.

(d) On January 6, 2010, the FASB issued an update to clarify the scope of the decrease-in-ownership provisions of the accounting rules relating to noncontrolling interests. In addition, the update expands the disclosures required upon deconsolidation of a subsidiary. The update is effective immediately for Federated and is expected to only impact future disclosures regarding the deconsolidation of subsidiaries. Management does not expect the adoption of the update to impact Federated’s Consolidated Financial Statements.

(e) On February 24, 2010, the FASB issued an update to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. Effective upon its issuance, the update exempts Securities and Exchange Commission (SEC) filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on Federated’s Consolidated Financial Statements.

(4) Concentration Risk

As of March 31, 2010, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 50% of Federated’s total revenue for the three months ended March 31, 2010 was attributable to money market managed assets. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

products. Of Federated’s total $240.2 billion in money market fund assets at March 31, 2010, $121.5 billion or 51% were invested in government agency and treasury funds and yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses. During the fourth quarter 2008, Federated began waiving fees in order for certain funds to maintain positive or zero net yields.

During the first quarter 2010, fee waivers to maintain positive or zero net yields totaled $69.5 million and were partially offset by a related reduction in distribution expenses of $51.7 million such that the net impact to Federated was $17.8 million in reduced operating income. The impact of these fee waivers was significantly less for the three months ended March 31, 2009 with $9.7 million in waived fees, $4.6 million in reduced distribution expenses and a net impact on operating income of $5.1 million. Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2010 may result in a net impact on operating income of approximately $15 million to $16 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

Revenue concentration by product – Revenue earned from two sponsored funds, the Federated Kaufmann Fund and the Government Obligations Fund, accounted for approximately 12% and 10% of Federated’s total revenue for the three months ended March 31, 2010. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

Revenue concentration by customer – Approximately 12% of Federated’s total revenue for the three months ended March 31, 2010 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or VIEs. In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to March 31, 2010 and December 31, 2009.

(a) Consolidated Variable Interest Entities

Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given Federated’s typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. From time to time, Federated invests in certain of these launched products in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of March 31, 2010 and December 31, 2009, Federated was the sole or majority investor in certain of these products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. Federated’s conclusion to consolidate a sponsored product may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. At March 31, 2010, the aggregate assets and liabilities of such entities that Federated consolidated were $29.1 million and $4.1 million, respectively, and Federated recorded $16.8 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Sheets. At December 31, 2009, the aggregate assets and liabilities of such entities that Federated consolidated were $22.6 million and $0.5 million, respectively, and Federated recorded $13.9 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. The liabilities of the products are primarily classified as Accounts payable and accrued expenses on Federated’s Consolidated Balance Sheets and primarily represent a liability position in a foreign currency forward contract at March 31, 2010 and other operating liabilities of the entities. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these products for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2009). Federated has not provided financial support to any of these products outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

At March 31, 2010 and December 31, 2009, Federated was involved with certain VIEs in which it held a significant variable interest or was the sponsor that held a variable interest, but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	As of March 31, 2010			As of December 31, 2009
in millions	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Sponsored investment products[1]	$266,761.7	$—	$40.4	$305,652.4	$—	$89.2
CDOs[2]	$24.1	$123.3	$0	$31.1	$127.3	$0
Equity investment	$6.5	$1.4	$7.5	$9.0	$4.9	$7.6

[1]

The unconsolidated VIE assets for the sponsored investment products represent total net assets under management for the related products. Of Federated’s $40.4 million invested in these products at March 31, 2010, $32.6 million represents investments in money market products included in Cash and cash equivalents, with the remaining $7.8 million included in Investments on the Consolidated Balance Sheets. Of Federated’s $89.2 million invested in these products at December 31, 2009, $81.6 million represents investments in money market products included in Cash and cash equivalents, with the remaining $7.6 million included in Investments on the Consolidated Balance Sheets.

[2]	The risk of loss does not reflect any potential loss as a result of a related deferred tax asset expiring unutilized.

Sponsored Investment Products – Federated acts as the investment manager for certain investment products that are deemed to be VIEs, as disclosed above. In addition to Federated’s involvement as the investment manager, Federated may also hold investments in these products. Federated is not the primary beneficiary of these VIEs since Federated’s involvement is limited to that of service provider or represents a minority interest in the fund’s assets under management, or both. As a result, Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets and therefore Federated has not consolidated these entities.

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these products for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2009). Federated has not provided financial support to any of these products outside the ordinary course of business.

CDOs – At March 31, 2010 and December 31, 2009, Federated acted as the investment manager for two CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. These CDOs were not consolidated at March 31, 2010 or December 31, 2009. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CDOs are partially collateralized by high yield bonds and had original expected maturities of ten to twelve years. Federated’s variable interests in the CDOs are limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

rights and obligations to income and expected losses of the CDOs on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entities. Federated has not provided financial support to the CDOs.

Federated is not the primary beneficiary of these VIEs at March 31, 2010 or at December 31, 2009. Upon consideration of the new qualitative model prescribed by the FASB, Federated determined that as of January 1, 2010 and March 31, 2010, neither its equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to the entity. Therefore Federated has not consolidated these entities.

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $1 billion in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders, Dix Hills meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the activities of Dix Hills and therefore is not the primary beneficiary. Federated has not provided financial support to Dix Hills. Federated’s investment in Dix Hills is included in Other long-term assets on the Consolidated Balance Sheets.

(6) Fair Value Measurements

The FASB defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. As defined, fair value focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. The FASB established a fair value reporting hierarchy to maximize the use of observable inputs and defines the three levels of inputs as follows:

Level 1 – Quoted prices for identical instruments in active markets. Level 1 assets and liabilities may include debt securities and equity securities that are traded in an active exchange market.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. In addition pricing services may determine the fair value of equity securities traded principally in foreign markets when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. Level 2 assets and liabilities may include debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010 Fair Value Measurements Using				December 31, 2009 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$41,573	$––	$—	$41,573	$90,452	$—	$—	$90,452
Available-for-sale equity securities[1]	7,864	––	—	7,864	7,591	—	—	7,591
Trading securities – equity[1]	19,476	––	—	19,476	4,536	12,966	—	17,502
Trading securities – debt[1]	664	6,179	—	6,843	267	6,178	—	6,445
Foreign currency forward contract[2]	—	3,769	—	3,769	—	—	—	—

Total financial assets	$69,577	$9,948	$—	$79,525	$102,846	$19,144	$—	$121,990

Financial Liabilities
Forward-starting interest rate swap[3]	$—	$2,350	$—	$2,350	$—	$—	$—	$—
Foreign currency forward contract[4]	—	3,789	—	3,789	—	154	—	154

Total financial liabilities	$—	$6,139	$—	$6,139	$—	$154	$—	$154

[1]	Amounts included in Investments on the Consolidated Balance Sheets.
[2]

Amount included in Receivables – other, net on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

[3]

Amount included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities.

[4]

Amount included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the quarter ended March 31, 2010 or year ended December 31, 2009.

Federated transferred approximately $12 million of investments from Level 2 to Level 1 between December 31, 2009 and March 31, 2010. The transfers primarily reflected the use at December 31, 2009 of pricing services to determine the fair value of equity securities traded principally in foreign markets based upon a determination by management that there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed as compared to using quoted market prices to determine fair values of these equity securities at March 31, 2010. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

With the exception of the aircraft that was classified as held for sale as of December 31, 2009 (and further discussed below), Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2010 or December 31, 2009.

(b) Fair Value Measurements on a Nonrecurring Basis

In the first quarter 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired primarily in connection with one acquisition in a prior year. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to the

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

significant declines in the latter half of 2008. Management’s quarterly recoverability test of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Cash flow projections at March 31, 2009 were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed assets under management growth rates ranging from 35% to -30%. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance compared to peer funds and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

As a result of deterioration in the resale market for used aircraft in 2008 and 2009 and management’s intent to sell its aircraft before the end of its previously estimated useful life, Federated recognized impairment charges totaling $5.2 million to write down the carrying value of one of Federated’s aircraft in 2009. Based upon independent valuation and market data for similar assets (Level 2), management estimated the value of this aircraft less expected costs to sell to be $3.4 million at December 31, 2009. The impairment charges of $3.7 million, $1.0 million and $0.5 million were recorded as operating expense in Other on the Consolidated Statements of Income for the first, third and fourth quarters of 2009, respectively. As a result of adopting a plan to sell this aircraft late in 2009, this aircraft was included in Other current assets on the Consolidated Balance Sheets as of December 31, 2009. In the first quarter 2010, this aircraft was sold for net proceeds of $3.3 million. The loss on sale was recorded in operating expense for the quarter ended March 31, 2010.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated’s nonrecourse debt is estimated based on estimated annual redemption and market appreciation rates of the underlying B-share fund assets. Based on this estimate, the carrying value of nonrecourse debt appearing on the Consolidated Balance Sheets approximates fair value.

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(7) Investments

Investments as of March 31, 2010 and December 31, 2009 included available-for-sale and trading securities. At March 31, 2010 and December 31, 2009, Federated held investments totaling $7.9 million and $7.6 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities and were included in Investments on the Consolidated Balance Sheets.

Federated’s trading securities totaled $26.3 million and $23.9 million at March 31, 2010 and December 31, 2009, respectively. Federated consolidates certain sponsored products into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (5)). As a result, all investments held by these sponsored products were included in Federated’s Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 as trading securities. Federated’s trading investments primarily represented stocks of large- and mid-cap U.S. and international companies and investment-grade debt securities and were included in Investments on the Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Available-for-sale securities were as follows:

	At March 31, 2010				At December 31, 2009
		Gross Unrealized		Estimated Market Value		Gross Unrealized		Estimated Market Value
(in thousands)	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity mutual funds	$2,368	$406	$0	$2,774	$2,301	$343	$0	$2,644
Fixed-income mutual funds	4,728	367	(5)	5,090	4,620	332	(5)	4,947

Total fluctuating-value mutual funds	$7,096	$773	$(5)	$7,864	$6,921	$675	$(5)	$7,591

The following table presents gains and losses recognized in Loss on securities, net on the Consolidated Statements of Income in connection with investments:

	Three Months Ended March 31,
(in thousands)	2010	2009
Unrealized gain on trading securities	$9	$219
Realized gains1, [3]	253	105
Realized losses[2,3]	(520)	(590)
Impairments	0	(386)

Loss on securities, net	$(258)	$(652)

[1]

Realized gains of $249 and $105 related to the disposal of trading securities for the three months ended March 31, 2010 and 2009, respectively. Realized gains of $4 related to the disposal of available-for-sale securities in for the three months ended March 31, 2010.

[2]	Realized losses of $520 and $590 related to the disposal of trading securities for the three months ended March 31, 2010 and 2009, respectively.
[3]	Realized gains and losses are computed on a specific-identification basis and recognized in Loss on securities, net on the Consolidated Statements of Income.

(8) Other Current Liabilities

Federated’s Other current liabilities at March 31, 2010 and December 31, 2009 included accruals of $33.5 million and $28.9 million, respectively, related to the contingent purchase price payments for the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) which is payable annually in April with a final payment due in July 2010. Also included in Other current liabilities at both March 31, 2010 and December 31, 2009 was $20.8 million related to an insurance recovery for claims submitted to cover costs associated with the government investigations into past mutual fund trading practices and related legal proceedings (see Note (14)(c)). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Recourse Debt

Recourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maturity Date	March 31, 2010	December 31, 2009
	2010[1]	2009[2]
$140 million Term Loan[3,4]	1.24%	1.72%	October 31, 2011	$120,750	$126,000
$200 million Revolving Credit Facility[3] , 5	0.45%	N/A	October 31, 2011	80,000	0

Total debt – recourse				200,750	126,000
Less: Short-term debt – recourse				102,750	21,000

Long-term debt – recourse				$98,000	$105,000

[1]	As of March 31, 2010
[2]	As of December 31, 2009
[3]	The terms of these agreements allow up to eight separate borrowing tranches each for the purpose of setting different interest rates and maturities.
[4]	The current rate is the weighted-average rate of two loan tranches maturing on various dates through April 6, 2010.
[5]	The current rate is the weighted-average rate of two loan tranches maturing on April 6, 2010.

As of March 31, 2010, $120 million of Federated’s $200 million Revolving Credit Facility was available for borrowings. On April 9, 2010, all outstanding borrowings on the Revolving Credit Facility were repaid. See Note (15) for information on the amended and restated term loan that Federated entered into in the second quarter 2010.

(10) Forward-Starting Interest Rate Swap

On March 30, 2010, Federated entered into a forward-starting interest rate swap transaction (the Swap) which became effective on April 9, 2010. Federated entered into the Swap to hedge its interest rate risk associated with a $425 million amended and restated term loan entered into on April 9, 2010 (see Note (15)). The Swap has an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated will receive payments based on the London Interbank Offering Rate (LIBOR) plus a spread and will make payments based on an annual fixed rate of 4.396%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements will be recorded as adjustments to Debt expense – recourse on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated plans to evaluate effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at March 31, 2010 was a liability of $2.3 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive (loss) income, net of tax for the quarter ended March 31, 2010. During the next twelve months management expects to reclassify $7.7 million of this after-tax loss to earnings. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to March 31, 2010 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented.

During the first quarter of 2010, no gains or losses from this cash flow hedge derivative were reclassified to earnings arising from the determination that the original forecasted transaction would not occur.

(11) Share-Based Compensation Plans

(a) Restricted Stock

During the first quarter of 2010, Federated awarded 352,879 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. Federated awarded 1,155,136 shares of restricted Federated Class B common stock under its Stock Incentive Plan to employees during 2009.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(b)	Stock Options

During the first three months of 2010, 36,900 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2009 totaled 345,275.

(12)	Equity

During 2008, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back as many as 5 million shares of Class B common stock. No other programs exist as of March 31, 2010. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the quarter ended March 31, 2010, Federated repurchased 0.1 million shares of common stock for $2.7 million, the majority of which were repurchased in the open market and the remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At March 31, 2010, approximately 4.1 million shares remain available to be purchased under the current buyback program.

(13) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$42,007	$35,135
Less: Total income available to participating unvested restricted shareholders[1]	(4,300)	(728)

Total net income attributable to Federated Common Stock[2]	$37,707	$34,407

Denominator
Basic weighted-average common shares outstanding	99,862	99,927
Dilutive potential shares from stock options	160	108

Diluted weighted-average common shares outstanding	100,022	100,035

Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.38	$0.34

[1]

Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of estimated and actual forfeited dividends, and their proportionate share of undistributed earnings, if any.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the quarters ended March 31, 2010 and March 31, 2009, 1.9 million and 3.5 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(14) Commitments and Contingencies

(a) Contractual

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved. The first contingent purchase price payment of $5.1 million was paid in the first quarter of 2010.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first payment related to the anniversary year ended in December 2009. As such, no amounts were accrued in 2009 or were paid in 2010.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period following the acquisition date. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first four contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million and $19.8 million were paid in the second quarters of 2006, 2007, 2008 and 2009, respectively. As of March 31, 2010, $33.5 million, which includes a $10 million lump-sum payment, was accrued in Other current liabilities and recorded as goodwill. Of this amount, $32.4 million was paid in the second quarter 2010. The final payment will be paid in the third quarter 2010 and based on current asset levels, is expected to be approximately $3.3 million, of which $1.1 million is accrued as of March 31, 2010. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2010, $2.1 million was paid related to these semi-annual contingent purchase price payments and $0.5 million related to future contingent purchase price payments was accrued in Other current liabilities and recorded as goodwill, of which $0.4 million will be paid in the second quarter 2010. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2010, the maximum bonus payable over the remaining terms of the contracts approximates $91 million, of which approximately $4 million would be payable in 2010 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, a nominal amount would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Pursuant to long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the three months ended March 31, 2010 and 2009, these fee reductions were approximately $1 million.

Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. Without admitting the validity of any claim, Federated has reached a preliminary settlement with the plaintiffs in these pending cases. The settlement, which is subject to approval by the U.S. District Court for the District of Maryland, was accrued in a prior period and the accrual was not material to the Consolidated Financial Statements.

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

The Consolidated Financial Statements for the three-month periods ended March 31, 2010 and 2009 reflect $2.5 million and $3.3 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2010, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(15) Subsequent Events

On April 9, 2010, Federated entered into a $425 million amended and restated term loan credit agreement by and among Federated, certain of its subsidiaries and a syndicate of 22 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Term Loan).

The Term Loan amends and restates Federated’s $140 million term loan dated August 19, 2008. The Term Loan requires quarterly principal payments of $10.6 million per quarter for the first four years and $63.8 million per quarter for the fifth year with the final payment due on April 1, 2015. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Term Loan. The Term Loan also includes representations, warranties and other financial and non-financial covenants. See Note (10) for information on the Swap that Federated entered into on March 30, 2010 to hedge its interest rate risk associated with the Term Loan. Proceeds from the Term Loan were used to refinance and repay the existing debt and will be used for general corporate purposes. The Term Loan qualifies for modification accounting treatment. Accordingly, closing costs of $2.8 million were capitalized in the second quarter 2010 and will be amortized over the 5-year term of the loan.

On April 22, 2010, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 7, 2010 to be paid on May 14, 2010.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2009.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $350 billion in managed assets as of March 31, 2010. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at March 31, 2010 attributable to such markets are as follows: wealth management and trust (51%), broker/dealer (29%) and global institutional (17%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements (including settlement-related waivers (see Note (14)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of its fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a distribution expense.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services generally depends upon the number of plan participants, which may vary as a result of sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits, and distribution expenses. Certain of these expenses are dependent upon sales, product performance, levels of assets and asset mix and management’s willingness to continue fee waivers to maintain positive or zero net yields.

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

Business Developments

Recent Disruption in Global Financial Markets

In recent years, the financial markets have experienced periods of extreme volatility due to uncertainty and disruption in large segments of the credit markets. During the latter half of 2008 and early 2009, the disruptions in the financial markets worsened causing severe dislocations on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt markets, including the commercial paper markets, which are important for the operation of prime money market funds which invest primarily in a portfolio of short-term, high-quality, fixed-income securities.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows, which drove substantial increases in Federated’s money market managed assets. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. Of Federated’s total $240.2 billion in money market fund assets at March 31, 2010, $121.5 billion or 51% were invested in government agency and treasury funds and yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses. During the fourth quarter 2008, Federated began waiving fees in order for certain funds to maintain positive or zero net yields.

During the first quarter 2010, fee waivers to maintain positive or zero net yields totaled $69.5 million and were partially offset by a related reduction in distribution expenses of $51.7 million such that the net impact to Federated was $17.8 million in reduced operating income. The impact of these fee waivers was significantly less for the three months ended March 31, 2009 with $9.7 million in waived fees, $4.6 million in reduced distribution expenses and a net impact on operating income of $5.1 million. Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2010 may result in a net impact on operating income of approximately $15 million to $16 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

For the three months ended March 31, 2010, approximately 50% of Federated’s total revenue was attributable to money market managed assets as compared to 71% for the same period of 2009. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Special Cash Dividend

A $1.26 per share or $129.8 million special cash dividend was paid in February 2010. This payment was in addition to the regular quarterly cash dividend of $0.24 per share or $24.7 million also paid in February 2010. All dividends were considered ordinary dividends for tax purposes. The February 2010 dividend of $1.50 per share negatively impacted first quarter 2010 diluted earnings per share by approximately $0.04 per share due to the application of the two-class method of calculating earnings per share.

Amended and Restated Term Loan and Forward-Starting Interest Rate Swap

On April 9, 2010, Federated entered into a $425 million amended and restated term loan credit agreement by and among Federated, certain of its subsidiaries and a syndicate of 22 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Term Loan).

The Term Loan amends and restates Federated’s $140 million term loan dated August 19, 2008. The Term Loan requires quarterly principal payments of $10.6 million per quarter for the first four years and $63.8 million per quarter for the fifth year with the final payment due on April 1, 2015. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Term Loan. The Term Loan also includes representations, warranties and other financial and non-financial covenants. Proceeds from the Term Loan were used to refinance and repay the existing debt and will be used for general corporate purposes.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). On March 30, 2010, Federated entered into a forward-starting interest rate swap transaction (the Swap) with PNC Bank, National Association which became effective on April 9, 2010, to hedge its interest rate risk associated with the Term Loan. The Swap has an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 4.396%. The Term Loan qualifies for modification accounting treatment. Accordingly, closing costs of $2.8 million were capitalized in the second quarter 2010 and will be amortized over the 5-year term of the loan.

Asset Impairments in 2009

In 2009, Federated experienced significant declines in the underlying assets under management related to certain customer relationship intangible assets acquired primarily in connection with one acquisition in a prior year. The declines reflected significant market depreciation as well as investor net redemptions in 2009, which were incremental to similar significant declines in the latter half of 2008. Management’s quarterly recoverability test of the carrying value of these customer relationships as of March 31, 2009 indicated that the carrying values were not fully recoverable. Cash flow projections at March 31, 2009 were lower than previous projections prepared in connection with this recoverability testing as a result of continued managed asset declines due to market depreciation and net outflows. Management estimated the fair value of these customer relationship intangible assets based upon expected future cash flows using an income approach valuation methodology with unobservable inputs. Such inputs included (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; (4) useful life of the acquired asset; and (5) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset, incremental operating expenses and the useful life of the acquired asset are generally based on contract terms and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. As a result of this fair value analysis, Federated recorded a $16.0 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income to write down these customer relationship intangible assets to $11.1 million as of March 31, 2009.

As a result of deterioration in the resale market for used aircraft in 2008 and 2009 and management’s intent to sell its aircraft before the end of its previously estimated useful life, Federated recognized impairment charges totaling $5.2 million to write down the carrying value of one of Federated’s aircraft in 2009. Based upon independent valuation and market data for similar assets, management estimated the value of this aircraft less expected costs to sell to be $3.4 million at December 31, 2009. The impairment charges of $3.7 million, $1.0 million and $0.5 million were recorded as operating expense in Other on the Consolidated Statements of Income for the first, third and fourth quarters of 2009, respectively. As a result of adopting a plan to sell this aircraft late in 2009, this aircraft was included in Other current assets on the Consolidated Balance Sheets as of December 31, 2009. In the first quarter 2010, this aircraft was sold for net proceeds of $3.3 million. The loss on sale was recorded in operating expense for the quarter ended March 31, 2010.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2010	2009
By Asset Class
Money market	$272,344	$360,127	(24)%
Fixed-income	35,527	24,971	42%
Equity	30,066	23,411	28%
Liquidation portfolios[1]	11,930	700	1,604%

Total managed assets	$349,867	$409,209	(15)%

By Product Type
Funds:
Money market	$240,160	$328,780	(27)%
Fixed-income	30,007	20,752	45%
Equity	21,445	15,902	35%

Total mutual fund assets	$291,612	$365,434	(20)%

Separate Accounts:
Money market	$32,184	$31,347	3%
Fixed-income	5,520	4,219	31%
Equity	8,621	7,509	15%

Total separate account assets	$46,325	$43,075	8%

Liquidation Portfolios[1]	$11,930	$700	1,604%

Total managed assets	$349,867	$409,209	(15)%

Average Managed Assets

	Three Months Ended March 31,		Percent Change
(in millions)	2010	2009
By Asset Class
Money market	$290,094	$362,269	(20)%
Fixed-income	34,962	24,218	44%
Equity	29,493	24,219	22%
Liquidation portfolios[1]	12,320	975	1,164%

Total average managed assets	$366,869	$411,681	(11)%

By Product Type
Funds:
Money market	$255,985	$330,294	(22)%
Fixed-income	29,329	20,009	47%
Equity	20,971	16,240	29%

Total average mutual fund assets	$306,285	$366,543	(16)%

Separate Accounts:
Money market	$34,109	$31,975	7%
Fixed-income	5,633	4,209	34%
Equity	8,522	7,979	7%

Total average separate account assets	$48,264	$44,163	9%

Liquidation Portfolios[1]	$12,320	$975	1,164%

Total average managed assets	$366,869	$411,681	(11)%

[1]

Liquidation portfolios include portfolios of distressed fixed-income securities and liquidating collateralized debt obligation (CDO) products. In the distressed security category, Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period. In the case of liquidating CDOs, the CDO structure has unwound earlier than expected due to events of default related to certain distressed securities in the portfolio. Management fee rates earned from these portfolios are significantly different than those of traditional separate account mandates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Managed Assets

	Three Months Ended March 31,
(in millions)	2010	2009
Fixed-Income Funds
Beginning assets	$28,427	$19,321

Sales	4,548	3,151
Redemptions	(3,302)	(2,010)

Net sales	1,246	1,141
Net exchanges	23	42
Market gains and losses/reinvestments[1]	311	248

Ending assets	$30,007	$20,752

Equity Funds
Beginning assets	$20,960	$17,562

Sales	1,484	1,325
Redemptions	(1,671)	(1,591)

Net redemptions	(187)	(266)
Net exchanges	(10)	(75)
Market gains and losses/reinvestments[1]	682	(1,319)

Ending assets	$21,445	$15,902

[1]

Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets

	Three Months Ended March 31,
(in millions)	2010	2009
Fixed-Income Separate Accounts
Beginning assets	$5,360	$4,165

Net customer flows[2]	97	7
Market gains and losses/reinvestments[3]	63	47

Ending assets	$5,520	$4,219

Equity Separate Accounts
Beginning assets	$8,713	$9,099

Net customer flows[2]	(353)	(561)
Market gains and losses/reinvestments[3]	261	(1,029)

Ending assets	$8,621	$7,509

Liquidation Portfolios
Beginning assets	$12,596	$1,505

Net customer flows[2]	(666)	(802)
Market gains and losses/reinvestments[3]	—	(3)

Ending assets	$11,930	$700

[2]	For certain accounts, Net customer flows are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.
[3]

Reflects approximate changes in the market value of the securities held in the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates per invested dollar earned on each asset and product type. Equity products generally have a higher management-fee rate than fixed-income products, money market products and liquidation portfolios. Likewise, mutual fund products typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset type for the three months ended March 31:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2010	2009	2010	2009
By Asset Class
Money market assets	79%	88%	50%	71%
Fixed-income assets	10%	6%	17%	9%
Equity assets	8%	6%	32%	19%
Liquidation portfolios	3%	—	—	—
Other activities	N/A	N/A	1%	1%

By Product Type
Funds:
Money market assets	70%	80%	49%	70%
Fixed-income assets	8%	5%	16%	9%
Equity assets	6%	4%	27%	16%
Separate Accounts:
Money market assets	9%	8%	1%	1%
Fixed-income assets	2%	1%	1%	0%
Equity assets	2%	2%	5%	3%
Liquidation Portfolios	3%	—	—	—
Other activities	N/A	N/A	1%	1%

Total managed assets represent the balance of assets under management at a point in time. By contrast, average managed assets represent the average balance of assets under management during a period of time. Because substantially all revenue and certain components of distribution expense are generally calculated daily based on assets under management, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period.

March 31, 2010 period-end managed assets decreased 15% over period-end managed assets at March 31, 2009 as a result of decreases in money market assets, partially offset by increases in liquidation portfolios and fixed-income and equity assets. Average managed assets for the three-month period ended March 31, 2010 decreased 11% over average managed assets for the same period in 2009. Period-end money market assets at March 31, 2010 decreased 24% as compared to March 31, 2009. Average money market assets decreased 20% for the three-month period ended March 31, 2010 as compared to the same period in 2009.

Period-end fixed-income assets at March 31, 2010 increased 42% as compared to March 31, 2009 and average fixed-income assets for the three-month period ended March 31, 2010, increased 44% as compared to the same period in 2009 primarily due to positive net sales and, to a lesser extent, market appreciation. Period-end equity assets at March 31, 2010 increased 28% as compared to March 31, 2009 and average equity assets for the three-month period ended March 31, 2010 increased 22% as compared to the same period in 2009 primarily due to market appreciation. Liquidation portfolios at March 31, 2010 increased as compared to March 31, 2009 and average assets in liquidation portfolios increased for the three-month period ended March 31, 2010 as compared to the same period in 2009 primarily due to the selection of Federated to advise a multi-billion-dollar portfolio in the third quarter 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue for the three-month periods ended March 31 is set forth in the following table:

	Three Months Ended March 31,
(in millions)	2010	2009	Change	Percent Change
Revenue from managed assets	$230.9	$308.8	$(77.9)	(25)%
Revenue from sources other than managed assets	2.1	1.8	0.3	17%

Total revenue	$233.0	$310.6	$(77.6)	(25)%

Revenue from managed assets decreased $77.9 million for the three-month period ended March 31, 2010 as compared to the same period in 2009 primarily due to an increase of $59.8 million in voluntary fee waivers by certain money market funds in order to maintain positive or zero net yields and a decrease of $48.3 million resulting from a decrease in average money market managed assets. See Business Developments - Recent and Ongoing Disruption in Global Financial Markets for additional information on the fee waivers to maintain positive or zero net yields along with the related offsetting reduction in expense and the net impact on operating income. The decrease in revenue was partially offset by an increase in revenue of $15.4 million due to an increase in average equity managed assets and an increase of $14.2 million due to an increase average fixed-income managed assets.

Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2010 may result in a net impact on operating income of approximately $15 million to $16 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

For the three-month period ended March 31, 2010, Federated’s ratio of revenue from managed assets to average managed assets was 0.26% as compared to 0.30% for the same period of 2009. The decrease in the rate was primarily due to the significant increase in voluntary fee waivers to maintain positive or zero net yields.

Operating Expenses. Operating expenses for the three-month periods ended March 31 are set forth in the following table:

	Three Months Ended March 31,
(in millions)	2010	2009	Change	Percent Change
Compensation and related	$64.4	$66.2	$(1.8)	(3)%
Distribution	58.5	122.8	(64.3)	(52)%
Intangible asset impairment and amortization	3.8	20.7	(16.9)	(82)%
All other	34.5	40.9	(6.4)	(16)%

Total operating expenses	$161.2	$250.6	$(89.4)	(36)%

Total operating expenses for the three-month period ended March 31, 2010 decreased $89.4 million compared to the same period in 2009. Distribution expense decreased $64.3 million primarily due to a $47.1 million decrease compared to the same period of the prior year associated with maintaining positive or zero net yields in certain money market funds and a $20.8 million decrease related to decreased average money market managed assets in the first quarter 2010 as compared to the same period in 2009. Intangible asset impairment and amortization decreased $16.9 million due primarily to the impairment of certain customer relationship intangible assets in the first quarter of 2009. See Business Developments – Asset Impairments for additional information.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Nonoperating Income (Expenses). Nonoperating expenses, net decreased $1.2 million for the three months ended March 31, 2010 as compared to the same period in 2009.

Income Taxes. The income tax provision increased $6.2 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to higher income before income taxes. The effective tax rate was 37.8% for the three-month period ended March 31, 2010 as compared to 35.5% for the same period in 2009. The increase was primarily due to valuation allowance adjustments (0.8%) and increased state taxes (0.5%).

Net Income attributable to Federated Investors, Inc. Net income increased $6.9 million for the three months ended March 31, 2010 as compared to the same period in 2009, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended March 31, 2010 increased $0.04 as compared to the same period of 2009 due to increased net income attributable to Federated, partially offset by an increase in income available to participating unvested restricted shareholders ($0.04) primarily as a result of the special cash dividend paid in the first quarter 2010. See Note (13) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2010, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $97.7 million as compared to $141.6 million at December 31, 2009. The decrease of $43.9 million primarily reflects a decrease of $48.9 million in Cash and cash equivalents which was attributable to the following significant items:

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $33.4 million for the three months ended March 31, 2010 as compared to $55.7 million for the same period in 2009. The decrease of $22.3 million was primarily due to: (1) timing differences of $18.1 million in the cash settlement of assets and liabilities and (2) a $20.2 million resulting from impairments recorded in the first quarter 2009. These items were partially offset by (1) a $10.1 million increase in the provision for deferred income taxes primarily due to the first quarter 2009 deferred income tax benefit related to the impairment of intangible and fixed assets and (2) a $6.7 million increase in Net income including noncontrolling interests in subsidiaries.

Cash Used in Investing Activities. During the three-month period ended March 31, 2010, Federated used $3.3 million for investing activities, which primarily included $5.1 million in cash paid in connection with a contingent purchase price payment for a prior year business acquisition partially offset by $3.3 million in net cash received from the sale of an aircraft in the first quarter 2010.

Cash Used in Financing Activities. During the three-month period ended March 31, 2010, Federated used $79.0 million for financing activities. Of this amount, Federated paid $154.5 million or a total of $1.50 per share in dividends to holders of its common shares in the first three months of 2010. In addition, Federated borrowed $97.5 million and repaid $17.5 million during the first three months of 2010 in connection with its $200 million revolving credit facility. During the three months ended March 31, 2010, Federated also repaid $5.3 million of its borrowings on its $140 million term loan. See Note (9) to the Consolidated Financial Statements for more information on Recourse debt.

Borrowings. During 2008, Federated entered into a $140 million term loan. During 2009, Federated repaid $14 million of its borrowings on this loan and made a $5.3 million principal payment in the first quarter 2010. On April 9, 2010, Federated amended and restated this loan. See Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap for information on the amendment and restatement of the loan.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (Revolving Credit Facility). As of March 31, 2010, Federated had $120 million available for additional borrowings on the Revolving Credit Facility. See Note (9) to the Consolidated Financial Statements for more information on Recourse debt.

Proceeds from the debt facilities have been used for general corporate purposes including cash payments related to acquisitions, quarterly dividends and share repurchase programs.

As of March 31, 2010, both the Revolving Credit Facility and $140 million term loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) of at least 4 to 1 and a leverage ratio covenant (consolidated debt to consolidated EBITDA) of no more than 2 to 1, as well as other

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

customary terms and conditions. As of March 31, 2010, the interest coverage ratio and leverage ratio were 108.5 to 1 and 0.5 to 1, respectively. Federated was in compliance with its interest coverage and leverage ratios at and during the quarter ended March 31, 2010. Both the Revolving Credit Facility and $140 million term loan also have certain stated events of default and cross default provisions which would permit the lenders to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, repaying recourse debt obligations, paying shareholder dividends, funding business acquisitions, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters previously described regarding past mutual fund trading issues and related legal proceedings, including the excessive fee cases could result in payments which may have a material impact on Federated’s liquidity, capital resources and results of operations.

On April 22, 2010, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 7, 2010 to be paid on May 14, 2010.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, the proceeds from the Term Loan entered into in the second quarter 2010, its remaining borrowing capacity under the Revolving Credit Facility and its ability to issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Management may choose to borrow additional amounts up to the maximum available under the Revolving Credit Facility which could cause total outstanding borrowings to total as much as $625 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prepaid expenses at March 31, 2010 decreased $16.8 million from December 31, 2009 primarily as a result of a decrease in prepaid taxes due to the required fourth quarter 2009 estimated tax payments being paid in December 2009, prior to the end of the fourth quarter, while the first quarter 2010 federal estimated tax payment is not required to be paid until April 2010, after the end of the first quarter.

Goodwill at March 31, 2010 increased $4.9 million from December 31, 2009. During the first three months of 2010, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($4.6 million). See Note (14)(a) to the Consolidated Financial Statements for additional information. As of March 31, 2010, Federated’s market capitalization exceeded the recorded goodwill balance by more than 350%.

Accrued compensation and benefits at March 31, 2010 decreased $39.4 million from December 31, 2009 primarily due to the annual 2009 accrued incentive compensation being paid in the first quarter 2010 ($55.4 million), partially offset by one quarter of certain 2010 incentive compensation accruals net of payments being recorded in the first quarter of 2010 ($19.3 million).

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. As disclosed in Federated’s 2009 Annual Report on Form 10-K, Federated’s contractual obligations consist of payments related to long-term debt and related interest expense, among other obligations. Due to the recent changes as described in the section entitled Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap, Federated has updated contractual obligation information related to its new long-term debt obligations. As of March 31, 2010, payments due for the remainder of 2010 approximate $36 million; 2011-2012: $117 million; 2013-2014: $214 million; and 2015: $129 million. Amounts include principal payments, interest payments and related fees. The interest payments reflect the fixed rate of 4.396% in effect under the forward-starting interest rate swap.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Contingent Liabilities and Payments. In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved. The first contingent purchase price payment of $5.1 million was paid in the first quarter of 2010.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first payment related to the anniversary year ended in December 2009. As such, no amounts were accrued in 2009 or were paid in 2010.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period following the acquisition date. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The first four contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million and $19.8 million were paid in the second quarters of 2006, 2007, 2008 and 2009, respectively. As of March 31, 2010, $33.5 million, which includes a $10 million lump-sum payment, was accrued in Other current liabilities and recorded as goodwill. Of this amount, $32.4 million was paid in the second quarter 2010. The final payment will be paid in the third quarter 2010 and based on current asset levels, is expected to be approximately $3.3 million, of which $1.1 million is accrued as of March 31, 2010. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2010, $2.1 million was paid related to these semi-annual contingent purchase price payments and $0.5 million related to future contingent purchase price payments was accrued in Other current liabilities and recorded as goodwill, of which $0.4 million will be paid in the second quarter 2010. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2010, the maximum bonus payable over the remaining terms of the contracts approximates $91 million, of which approximately $4 million would be payable in 2010 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, a nominal amount would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Pursuant to long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the three months ended March 31, 2010 and 2009, these fee reductions were approximately $1 million.

Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. One market timing/late trading case

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

was voluntarily dismissed by the plaintiff without prejudice. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. Without admitting the validity of any claim, Federated has reached a preliminary settlement with the plaintiffs in these pending cases. The settlement, which is subject to approval by the U.S. District Court for the District of Maryland, was accrued in a prior period and the accrual was not material to the Consolidated Financial Statements.

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

The Consolidated Financial Statements for the three-month periods ended March 31, 2010 and 2009 reflect $2.5 million and $3.3 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2010, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Recent Accounting Pronouncements

On January 1, 2010, Federated adopted the Financial Accounting Standards Board’s new rules governing the consolidation of variable interest entities (VIEs), as amended in February 2010 to defer the effective date of the new rules for a reporting entity’s interests in certain investment funds. The new rules prescribe a qualitative model for identifying whether a company has a controlling financial interest in a VIE and eliminates the quantitative model previously prescribed. The new rules identify two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE. Under the new accounting standard, a company is required to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The adoption of the new standard did not have a material impact on Federated’s Consolidated Financial Statements.

For a complete list of new accounting standards recently adopted by Federated, see Note (3) to the Consolidated Financial Statements.

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be significant.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2009, management believes that its policies regarding accounting for VIE consolidation, intangible assets, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional detail on these policies.

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the three months ended March 31, 2010, approximately 50% of Federated’s total revenue was attributable to money market managed assets as compared to 71% for the same period of 2009. A significant change in Federated’s money market business or a significant decline in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which could cause material adverse effects on Federated’s financial position, results of operations or liquidity in the future. Federated, however, is not obligated to make such fee waivers or to assume such fund expenses.

Federated began waiving fees during the fourth quarter 2008 in order for certain funds to maintain positive or zero net yields. During the course of 2009 and in the first quarter 2010, fee waivers to maintain positive or zero net yields progressively increased quarter over quarter as fund yields declined. These fee waivers which totaled $69.5 million for the three months ended March 31, 2010 were partially offset by a related reduction in distribution expenses of $51.7 million such that the net impact to Federated was $17.8 million in reduced operating income. The impact of these fee waivers was significantly less for the three months ended March 31, 2009 with $9.7 million in waived fees, $4.6 million in reduced distribution expenses and a net impact on operating income of $5.1 million. Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2010 may result in a net impact on operating income of approximately $15 million to $16 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

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

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 (the Investment Company Act) and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA), the Board of Governors of the Federal Reserve System, U.S. Department of the Treasury and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

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

Certain regulatory changes by governmental agencies, including the SEC, and industry groups could result in a material adverse effect on Federated’s business of managing money market funds if enacted. Examples of regulatory changes that could cause such harm include the imposition of banking regulations on investment advisers, the creation of net capital requirements for investment advisers and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 50% of Federated’s revenue for the first three months of 2010 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Various executives, investment, sales and other key personnel own restricted stock and hold stock options subject to vesting periods of up to ten years from the date acquired or awarded and to provisions that require resale or forfeiture to Federated in certain circumstances upon termination of employment. In addition, certain of these employees are employed under contracts which require periodic review of compensation and contain restrictive covenants with regard to divulging confidential information and engaging in competitive activities.

Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of mutual funds and Separate Accounts with other fund management companies, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, the range of products offered and fees charged.

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 137 managed funds, 83 are sold without a sales commission.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 12% of Federated’s total revenue for the three months ended March 31, 2010 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products and liquidation portfolios. Likewise, mutual fund products generally have a higher management fee than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, revenue earned from two sponsored funds, the Federated Kaufmann Fund and the Government Obligations Fund, accounted for approximately 22% of Federated’s total revenue for the three months ended March 31, 2010. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

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

Impairment Risk. At March 31, 2010, Federated had intangible assets including goodwill totaling $664.1 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Potential Adverse Effects Related to Past Mutual Fund Trading Issues and Related Legal Proceedings. In the fourth quarter 2005, Federated entered into settlement agreements with the SEC and NYAG to resolve the past mutual fund trading issues. Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. The plaintiffs in the excessive fee cases seek compensatory damages reflecting a return of all advisory fees earned by Federated in connection with the management of the Federated Kaufmann Fund since June 28, 2003, as well as attorneys’ fees and expenses. The remaining lawsuits seek unquantified damages, attorneys’ fees and expenses. Federated is defending this litigation. The potential impact of these lawsuits and similar suits against third parties is uncertain. It is possible that an unfavorable determination will cause a material adverse impact to Federated’s reputation, financial position, results of operations and/or liquidity. Responding to future requests from regulatory authorities, defending pending litigation and addressing the undertakings required by the settlement agreements will increase Federated’s operating expenses or may reduce Federated’s revenue and could have other material adverse effects on Federated’s business.

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

Potential Adverse Effects of Unpredictable Events. Unpredictable events, including natural disaster, technology failure, pandemic, war and terrorist attack, could adversely impact Federated’s ability to conduct business. Such events could cause disruptions in economic conditions, system interruption, loss of life, unavailability of personnel or additional costs. As such, there can be no assurance that unpredictable events, or the costs to address such events, would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

Since December 31, 2009, Federated entered into a new Term Loan and a Swap (see Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap). Federated entered into the Swap to convert the variable rate on its Term Loan to a fixed rate thereby mitigating its exposure to interest rate risk. After considering the resulting mitigation of risk, there were no material changes to the disclosure presented as of December 31, 2009.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2010.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (14)(c) and Note (14)(d) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 1A. Risk Factors

(Unaudited)

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January[2]	11,000	$3.00	0	4,201,600
February	0	0	0	4,201,600
March	100,000	26.52	100,000	4,101,600

Total	111,000	$24.19	100,000	4,101,600

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of March 31, 2010.

[2]	In January 2010, 11,000 shares of restricted stock with a weighted-average price of $3.00 per share were repurchased in connection with employee separations.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – Exhibits and schedules related to the Credit Agreement, dated as of October 31, 2006, by and among Federated Investors, Inc., certain of its subsidiaries, the banks set forth therein and PNC Bank, National Association originally filed as Exhibit 10.59 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed herewith)

Exhibit 10.2 – Exhibits and schedules related to the $140,000,000 Term Loan Facility Credit Agreement, dated as of August 19, 2008, by and among Federated Investors, Inc. and the banks set forth therein and PNC Bank, National Association originally filed as Exhibit 10.1 to the September 30, 2008 Quarterly Report on Form 10-Q (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	April 23, 2010	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 23, 2010	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer