Form 10-Q
period 2010-06-30
FEDERATED INVESTORS INC /PA/
filed 2010-07-28
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 21, 2010, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,048,688 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and management’s expectations regarding liquidity and borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation (including the possible impact of recent amendments to Rule 2a-7 of the Investment Company Act of 1940); the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability; capital losses; the impact of the forward-starting interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$205,942	$90,452
Investments	77,178	31,538
Receivables – affiliates	10,974	11,490
Receivables – other, net of reserve of $139 and $200, respectively	7,196	8,144
Prepaid expenses	16,898	27,090
Current deferred tax asset, net	2,375	11,166
Other current assets	27,029	4,907

Total current assets	347,592	184,787

Long-Term Assets
Goodwill	588,874	581,673
Customer-related intangible assets, net of accumulated amortization of $106,841 and $100,710, respectively	61,498	71,959
Other intangible assets, net of accumulated amortization of $8,038 and $6,932, respectively	6,699	9,364
Deferred sales commissions, net of accumulated amortization of $54,408 and $50,018, respectively	12,061	15,318
Property and equipment, net of accumulated depreciation of $38,867 and $35,541, respectively	38,811	40,027
Other long-term assets	11,097	9,305

Total long-term assets	719,040	727,646

Total assets	$1,066,632	$912,433

LIABILITIES
Current Liabilities
Short-term debt – recourse	$42,500	$21,000
Accounts payable and accrued expenses	50,079	50,404
Accrued compensation and benefits	38,671	64,387
Other current liabilities	47,380	61,207

Total current liabilities	178,630	196,998

Long-Term Liabilities
Long-term debt – recourse	382,500	105,000
Long-term debt – nonrecourse	8,866	13,556
Long-term deferred tax liability, net	34,947	39,234
Other long-term liabilities	12,592	14,917

Total long-term liabilities	438,905	172,707

Total liabilities	617,535	369,705

Commitments and contingencies (Note (14))

TEMPORARY EQUITY
Redeemable noncontrolling interests in subsidiaries	15,273	13,913

PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	228,339	216,820
Retained earnings	1,007,606	1,105,073
Treasury stock, at cost, 26,465,040 and 26,571,219 shares Class B common stock, respectively	(793,030)	(795,389)
Accumulated other comprehensive (loss) income, net of tax	(9,669)	1,514

Total Federated Investors shareholders’ equity	433,435	528,207
Nonredeemable noncontrolling interest in subsidiary	389	608

Total permanent equity	433,824	528,815

Total liabilities, temporary equity and permanent equity	$1,066,632	$912,433

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Investment advisory fees, net-affiliates	$140,903	$180,747	$280,313	$356,860
Investment advisory fees, net-other	15,051	13,010	30,134	27,366
Administrative service fees, net-affiliates	51,899	67,514	108,148	134,459
Other service fees, net-affiliates	20,095	41,796	38,372	90,749
Other service fees, net-other	2,988	2,790	5,965	5,169
Other, net	548	1,037	1,522	2,934

Total revenue	231,484	306,894	464,454	617,537

Operating Expenses
Compensation and related	60,686	63,609	125,082	129,836
Distribution	62,779	114,618	121,269	237,390
Systems and communications	5,877	5,851	11,634	11,813
Office and occupancy	4,853	5,647	11,149	12,314
Travel and related	2,884	2,872	5,313	5,315
Advertising and promotional	2,600	3,059	4,756	5,709
Professional service fees	(9,884)	9,777	195	19,784
Intangible asset impairment and amortization	9,311	3,981	13,126	24,712
Amortization of deferred sales commissions	3,114	4,960	6,286	9,832
Other	5,403	4,455	9,972	12,719

Total operating expenses	147,623	218,829	308,782	469,424

Operating income	83,861	88,065	155,672	148,113

Nonoperating Income (Expenses)
Investment income, net	725	306	1,009	557
(Loss) gain on securities, net	(2,333)	904	(2,591)	252
Debt expense – recourse	(4,619)	(1,146)	(5,239)	(2,258)
Other, net	(66)	(334)	(245)	(746)

Total nonoperating expenses, net	(6,293)	(270)	(7,066)	(2,195)

Income before income taxes	77,568	87,795	148,606	145,918
Income tax provision	29,293	31,712	56,136	52,366

Net income including noncontrolling interests in subsidiaries	$48,275	$56,083	$92,470	$93,552

Less: Net income attributable to noncontrolling interests in subsidiaries	625	2,809	2,813	5,143

Net income	$47,650	$53,274	$89,657	$88,409

Amounts attributable to Federated Investors, Inc.
Earnings per common share – Basic and Diluted	$0.46	$0.52	$0.85	$0.86

Cash dividends per share	$0.24	$0.24	$1.74	$0.48

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity

(dollars in thousands)

(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2008	$198,630	$0	$1,028,928	$(804,481)	$297	$423,374	$417	$423,791	$779
Net Income	0	0	88,409	0	0	88,409	4,653	93,062	490
Other comprehensive income, net of tax:
Reclassification adjustment net of unrealized gain[1]	0	0	(133)	0	472	339	0	339	0
Foreign currency translation[2]	0	0	0	0	350	350	0	350	45

Comprehensive Income[3]						89,098	4,653	93,751

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	2,837
Deconsolidation	0	0	0	0	0	0	0	0	(423)
Share-based compensation	8,732	(79)	(11,090)	11,469	0	9,032	0	9,032	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(49,038)	0	0	(49,038)	(4,711)	(53,749)	(79)
Exercise of stock options	537	79	(2,283)	6,142	0	4,475	0	4,475	0
Purchase of treasury stock	0	0	0	(6,823)	0	(6,823)	0	(6,823)	0

Balance at June 30, 2009	$207,899	$0	$1,054,793	$(793,693)	$1,119	$470,118	$359	$470,477	$3,649

Balance at December 31, 2009	$217,009	$0	$1,105,073	$(795,389)	$1,514	$528,207	$608	$528,815	$13,913
Net Income	0	0	89,657	0	0	89,657	4,974	94,631	(2,161)
Other comprehensive loss, net of tax:
Unrealized loss, net of reclassification adjustment[1]	0	0	16	0	(10,212)	(10,196)	0	(10,196)	0
Foreign currency translation[2]	0	0	0	0	(971)	(971)	0	(971)	(112)

Comprehensive Income[3]						78,490	4,974	83,464

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	5,406
Share-based compensation	11,323	0	(8,283)	8,283	0	11,323	0	11,323	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(178,727)	0	0	(178,727)	(5,193)	(183,920)	(1,773)
Exercise of stock options	196	0	(130)	617	0	683	0	683	0
Purchase of treasury stock	0	0	0	(6,541)	0	(6,541)	0	(6,541)	0

Balance at June 30, 2010	$228,528	$0	$1,007,606	$(793,030)	$(9,669)	$433,435	$389	$433,824	$15,273

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax benefit (expense) on the reclassification adjustment, net of unrealized gain/loss was $6,085 and ($254) for the six months ended June 30, 2010 and 2009, respectively.
[2]	The tax benefit (expense) on the foreign currency translation was $523 and ($188) for the six months ended June 30, 2010 and 2009, respectively.
[3]

Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $38,321, $2,458 and $40,779, respectively, for the three months ended June 30, 2010. Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $53,856, $2,356 and $56,212, respectively, for the three months ended June 30, 2009.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended June 30,	2010	2009
Operating Activities
Net income including noncontrolling interests in subsidiaries	$92,470	$93,552
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	6,286	9,832
Depreciation and other amortization	10,948	12,217
Impairment of assets	6,956	20,163
Share-based compensation expense	10,622	10,025
Loss on disposal of assets	299	421
Provision (benefit) for deferred income taxes	10,879	(7,057)
Tax benefit (detriment) from share-based compensation	1,393	(477)
Excess tax benefits from share-based compensation	(2,443)	(682)
Net purchases of trading securities	(2,809)	(5,328)
Deferred sales commissions paid	(5,462)	(5,475)
Contingent deferred sales charges received	1,277	2,027
Proceeds from sale of certain B-share-related future revenue	1,221	2,559
Other changes in assets and liabilities:
Decrease in receivables, net	1,464	5,513
Decrease (increase) in prepaid expenses and other assets	12,848	(4,226)
Decrease in accounts payable and accrued expenses	(28,871)	(22,898)
Increase in income taxes payable	546	881
(Decrease) increase in other liabilities	(17,892)	1,609

Net cash provided by operating activities	99,732	112,656

Investing Activities
Purchases of securities available for sale	(50,763)	(1,277)
Cash paid for business acquisitions	(37,932)	(20,927)
Cash paid for property and equipment	(3,566)	(7,668)
Cash paid for purchased loans	(2,914)	0
Proceeds from disposal of property and equipment	3,298	0
Proceeds from redemptions of securities available for sale	337	0

Net cash used by investing activities	(91,540)	(29,872)

Financing Activities
Dividends paid	(179,224)	(49,233)
Purchases of treasury stock	(6,120)	(6,342)
Distributions to noncontrolling interest in subsidiaries	(6,965)	(4,711)
Contributions from noncontrolling interest in subsidiaries	5,406	2,338
Proceeds from shareholders for share-based compensation	487	4,238
Excess tax benefits from share-based compensation	2,443	682
Proceeds from new borrowings – recourse	407,000	54,800
Proceeds from new borrowings – nonrecourse	271	562
Payments on debt – recourse	(108,000)	(76,847)
Payments on debt – nonrecourse	(5,134)	(10,585)
Other	(2,866)	0

Net cash provided (used) by financing activities	107,298	(85,098)

Net increase (decrease) in cash and cash equivalents	115,490	(2,314)
Cash and cash equivalents, beginning of period	90,452	45,438

Cash and cash equivalents, end of period	$205,942	$43,124

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

(a) Principles of Consolidation for Variable Interest Entities

Beginning on January 1, 2010, Federated adopted the provisions of the Financial Accounting Standards Board’s (FASB) new consolidation model for variable interest entities (VIEs). As a result, Federated applies two different approaches to consider VIEs for possible consolidation. For non-investment fund entities, Federated considers a qualitative model for identifying whether its interest in a VIE is a controlling financial interest. The qualitative model considers whether Federated has: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or to provide rights to receive benefits from the VIE that could potentially be significant to the VIE. Federated reevaluates the need for consolidation under this qualitative approach on an ongoing basis.

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

(b) Deferred Sales Commissions – Self Financing

Federated began self-funding the sale of Class B-shares of its sponsored mutual funds in March 2010. Accordingly, Federated capitalizes the upfront commissions related to these B-share sales as deferred sales commissions. The deferred sales commission asset is amortized over the estimated period of benefit of up to eight years. Distribution and shareholder service fees earned are recognized in the Consolidated Statements of Income over the life of the mutual fund share class. Contingent deferred sales charges collected on these share classes are used to reduce the deferred sales commission asset.

(c) Cash Flow Hedge

Federated holds a forward-starting interest rate swap that qualifies for cash flow hedge accounting. Upon inception of a hedging relationship, Federated formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the nature of the risk being hedged. To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the cash flows of the hedged item. The effective portions of the change in the fair value of the derivative are reported as a component of Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets and subsequently reclassified to earnings in the period or periods during which the hedged transaction affects earnings. The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in earnings. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. If hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

in current earnings, and the gains and losses in Accumulated other comprehensive (loss) income, net of tax will be recognized immediately into earnings. If hedge accounting is discontinued because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive (loss) income, net of tax up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive (loss) income, net of tax until the forecasted transaction affects earnings.

(d) Purchased Loans

Purchased loans, consisting primarily of syndicated, commercial, US dollar-denominated, floating-rate term loans, are recorded at fair value and included in Other current assets on the Consolidated Balance Sheets. Fair value of a purchased loan is determined using an independent, third-party pricing service that determines fair value based upon obtaining bid and ask prices from potential buyers and sellers. Federated is holding the purchased loans as an investment for current income and elected to use fair-value accounting as of the purchase date of the loans in order to account for the purchased loans in a manner similar to its accounting for trading securities. Interest income, which is calculated based on actual days elapsed in a 360-day year, was recorded in Investment income, net in the Consolidated Statements of Income. Changes in the fair values of purchased loans are recognized in (Loss) gain on securities, net in the Consolidated Statements of Income. See Note (6) for additional information on the fair value of the purchased loans held at June 30, 2010.

(3) Recent Accounting Pronouncements

(a) On January 1, 2010, Federated adopted the new requirements for expanded fair-value disclosures as issued by the FASB. The new literature requires disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These new rules impact disclosures only and had no impact on Federated’s financial position or results of operations. The new rules also require additional disclosures regarding Level 3 fair value measurements which are effective for reporting periods beginning after December 15, 2010.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(4) Concentration Risk

As of June 30, 2010, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 50% of Federated’s total revenue for the six months ended June 30, 2010 was attributable to money market managed assets. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

During the six months ended June 30, 2010, fee waivers to maintain positive or zero net yields totaled $127.8 million and were partially offset by a related reduction in distribution expenses of $97.0 million such that the net impact to Federated was $30.8 million in reduced operating income. The impact of these fee waivers for the six months ended June 30, 2010 was significantly more than the impact for the six months ended June 30, 2009 with $26.6 million in waived fees, $15.9 million in reduced distribution expenses and a net impact on operating income of $10.7 million. Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the third quarter 2010 may result in a net impact on operating income of approximately $11 million to $12 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

Revenue concentration by product – Approximately 12% of Federated’s total revenue for both the three and six months ended June 30, 2010 was derived from services provided to one sponsored fund (Federated Kaufmann Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

Revenue concentration by customer – Approximately 13% and 12% of Federated’s total revenue for the three and six months ended June 30, 2010, respectively, was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or VIEs. In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to June 30, 2010 and December 31, 2009.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Consolidated Variable Interest Entities

Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given Federated’s typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. From time to time, Federated invests in certain of these products for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of June 30, 2010 and December 31, 2009, Federated was the sole or majority investor in certain of these products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. Federated’s conclusion to consolidate a sponsored product may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. At June 30, 2010, the aggregate assets and liabilities of such entities that Federated consolidated were $22.5 million and $0.3 million, respectively, and Federated recorded $15.3 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2009, the aggregate assets and liabilities of such entities that Federated consolidated were $22.6 million and $0.5 million, respectively, and Federated recorded $13.9 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. The liabilities of the products are primarily classified as Accounts payable and accrued expenses on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these products for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2009). Federated has not provided financial support to any of these products outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

At June 30, 2010 and December 31, 2009, Federated was involved with certain VIEs in which it held a significant variable interest or was the sponsor that held a variable interest, but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	As of June 30, 2010			As of December 31, 2009
in millions	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Sponsored investment funds[1]	$256,762.9	$0	$236.7	$305,652.4	$0	$89.2
CDOs[2]	$20.8	$122.9	$0	$31.1	$127.3	$0
Equity investment	$7.2	$1.3	$7.6	$9.0	$4.9	$7.6

[1]

The unconsolidated VIE assets for the sponsored investment products represent total net assets under management for the related products. Of Federated’s $236.7 million invested in these products at June 30, 2010, $183.6 million represents investments in money market products included in Cash and cash equivalents, with the remaining $53.1 million included in Investments on the Consolidated Balance Sheets. Of Federated’s $89.2 million invested in these products at December 31, 2009, $81.6 million represents investments in money market products included in Cash and cash equivalents, with the remaining $7.6 million included in Investments on the Consolidated Balance Sheets.

[2]	The risk of loss does not reflect any potential loss as a result of a related deferred tax asset expiring unutilized.

Sponsored Investment Funds – Federated acts as the investment manager for certain investment funds that are deemed to be VIEs, as disclosed above. In addition to Federated’s involvement as the investment manager, Federated may also hold investments in these products. Federated is not the primary beneficiary of these VIEs since Federated’s involvement is limited

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

to that of service provider or represents a minority interest in the fund’s assets under management, or both. As a result, Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets and therefore Federated has not consolidated these entities.

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

CDOs – At June 30, 2010 and December 31, 2009, Federated acted as the investment manager for two CDOs with assets under management of $20.8 million and $31.1 million, respectively, that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. These CDOs were not consolidated at June 30, 2010 or December 31, 2009. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CDOs are partially collateralized by high yield bonds and had original expected maturities of ten to twelve years. Federated’s variable interests in the CDOs are limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDOs on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entities. Federated has not provided financial support to the CDOs.

Federated is not the primary beneficiary of these VIEs at June 30, 2010 or at December 31, 2009. Upon consideration of the new qualitative model prescribed by the FASB, Federated determined that as of January 1, 2010 and June 30, 2010, neither its equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to either of these entities. Therefore Federated has not consolidated these entities.

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

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. In addition pricing services may determine the fair value of equity securities traded principally in foreign markets when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010 Fair Value Measurements Using				December 31, 2009 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$205,942	$0	$0	$205,942	$90,452	$0	$0	$90,452
Available-for-sale equity securities[1]	53,132	0	0	53,132	7,591	0	0	7,591
Trading securities – equity[1]	2,593	12,893	0	15,486	4,536	12,966	0	17,502
Trading securities – debt[1]	710	7,850	0	8,560	267	6,178	0	6,445
Purchased loans[2]	0	25,562	0	25,562	0	0	0	0

Total financial assets	$262,377	$46,305	$0	$308,682	$102,846	$19,144	$0	$121,990

Financial Liabilities
Forward-starting interest rate swap[3]	$0	$11,812	$0	$11,812	$0	$0	$0	$0
Foreign currency forward contract[4]	0	15	0	15	0	154	0	154

Total financial liabilities	$0	$11,827	$0	$11,827	$0	$154	$0	$154

[1]	Amount included in Investments on the Consolidated Balance Sheets.
[2]	Amount included in Other current assets on the Consolidated Balance Sheets. Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
[3]

Amount included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities.

[4]

Amount included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

Federated did not hold material investments in securities that were measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2010 or year ended December 31, 2009.

Between December 31, 2009 and June 30, 2010, there were no significant transfers between Level 2 and Level 1. From time to time, transfers between Levels 1 and 2 occur reflecting a change in whether pricing services were used to determine the fair value of equity securities traded principally in foreign markets based upon a determination by management that there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed or if quoted market prices were used to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

With the exception of the aircraft that was classified as held for sale as of December 31, 2009 (and further discussed below), Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2010 or December 31, 2009.

(b) Fair Value Measurements on a Nonrecurring Basis

Since 2008, Federated has experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflect significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets have been tested for recoverability at various times over the last 18 months. In the first quarter 2009, as a result of management’s impairment

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

testing, Federated recorded a $15.5 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income. As of June 30, 2010, management’s quarterly recoverability test of the carrying value of these intangible assets indicated that the carrying values were not fully recoverable. Cash flow projections at June 30, 2010 were lower than previous projections prepared in connection with this recoverability testing as a result of additional declines in assets under management due to market depreciation and net outflows. Management estimated the fair value of these intangible assets based primarily upon expected future cash flows using an income approach valuation methodology with unobservable inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management; (2) expected revenue per managed asset; (3) direct operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying assets under management based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and direct operating expenses are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed growth rates in assets under management ranging from -100% to 9% over the cash-flow projection period. As a result of this fair value analysis, Federated recorded a $7.0 million impairment charge on the Consolidated Statements of Income, $5.6 million of which was included in Intangible asset impairment and amortization with the remainder in Other operating expenses. As a result, the related customer relationship intangible assets were written down to $4.3 million, the noncompete agreement included in Other intangible assets was written down to $1.6 million and the related fixed assets were written down to $1.4 million as of June 30, 2010. Intangible asset amortization expense for the succeeding 5 years will be reduced by $0.5 million for the remainder of 2010 and approximately $1 million in each of the years 2011 through 2014. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

As a result of deterioration in the resale market for used aircraft in 2008 and 2009 and management’s intent to sell its aircraft before the end of its previously estimated useful life, Federated recognized impairment charges totaling $5.2 million to write down the carrying value of one of Federated’s aircraft in 2009. Based upon independent valuation and market data for similar assets (Level 2), management estimated the value of this aircraft less expected costs to sell to be $3.4 million at December 31, 2009. The impairment charges of $3.7 million, $1.0 million and $0.5 million were recorded as operating expense in Other on the Consolidated Statements of Income for the first, third and fourth quarters of 2009, respectively. As a result of adopting a plan to sell this aircraft late in 2009, this aircraft was included in Other current assets on the Consolidated Balance Sheets as of December 31, 2009. In the first quarter 2010, this aircraft was sold for net proceeds of $3.3 million. The loss on sale was recorded as an operating expense in Other on the Consolidated Statements of Income in the first quarter of 2010.

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

(7) Investments

Investments on the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 included available-for-sale and trading securities. At June 30, 2010 and December 31, 2009, Federated held investments totaling $53.1 million and $7.6 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities.

Federated’s trading securities totaled $24.1 million and $23.9 million at June 30, 2010 and December 31, 2009, respectively. Federated consolidates certain sponsored products into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (5)). As a result, all investments held by these sponsored products were included in Federated’s Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 as trading securities.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated’s trading investments primarily represented stocks of large- and mid-cap U.S. and international companies and investment-grade debt securities.

Available-for-sale securities were as follows:

	At June 30, 2010				At December 31, 2009
		Gross Unrealized		Estimated Market Value		Gross Unrealized		Estimated Market Value
(in thousands)	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity mutual funds	$47,327	$257	$(4,428)	$43,156	$2,301	$343	$0	$2,644
Fixed-income mutual funds	9,621	374	(19)	9,976	4,620	332	(5)	4,947

Total fluctuating-value mutual funds	$56,948	$631	$(4,447)	$53,132	$6,921	$675	$(5)	$7,591

During the second quarter 2010, Federated invested approximately $45 million of available cash in various equity mutual funds and approximately $5 million of available cash in a fixed-income mutual fund. As of June 30, 2010, unrealized losses of $4.4 million related primarily to equity investments with a fair value of $40.6 million, all of which were outstanding for less than 65 days.

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Unrealized (loss) gain on trading securities	$(2,524)	$910	$(2,515)	$1,129
Realized gains[1,3]	972	390	1,225	496
Realized losses[2,3]	(781)	(396)	(1,301)	(987)
Impairments	0	0	0	(386)

(Loss) gain on securities, net	$(2,333)	$904	$(2,591)	$252

[1]

Realized gains of $951 and $357 related to the disposal of trading securities for the three months ended June 30, 2010 and 2009, respectively. Realized gains of $21 and $33 related to the disposal of available-for-sale securities for the three months ended June 30, 2010 and 2009, respectively. Realized gains of $1,200 and $463 related to the disposal of trading securities for the six months ended June 30, 2010 and 2009, respectively. Realized gains of $25 and $33 related to the disposal of available-for-sale securities for the six months ended June 30, 2010 and 2009, respectively.

[2]

Realized losses of $779 and $396 related to the disposal of trading securities for the three months ended June 30, 2010 and 2009, respectively. Realized losses of $1,298 and $987 related to the disposal of trading securities for the six months ended June 30, 2010 and 2009, respectively.

[3]	Realized gains and losses are computed on a specific-identification basis.

(8) Purchased Loans

In June 2010, Federated began investing in syndicated, commercial, US dollar-denominated, floating-rate term loans. As of June 30, 2010, the fair value of these purchased loans, which totaled $25.6 million, was included in Other current assets on the Consolidated Balance Sheets. Of this amount, purchases of $22.7 million were unsettled at June 30, 2010; therefore, an offsetting amount was recorded in Other current liabilities on the Consolidated Balance Sheets. The aggregate unpaid principal balance on the purchased loans approximated fair value as of June 30, 2010. As of June 30, 2010, there were no defaults on any of the purchased loans.

(9) Other Current Liabilities

Federated’s Other current liabilities at June 30, 2010 and December 31, 2009 included accruals of $3.3 million and $28.9 million, respectively, related to the contingent purchase price payments for the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) which was payable annually in April with a final payment to be made in July 2010.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated’s Other current liabilities at June 30, 2010 included $22.7 million related to unsettled purchased loans (see Note (8) for additional information) and $11.8 million related to the forward-starting interest rate swap (see Note (10) for additional information).

Also included in Other current liabilities at December 31, 2009 was $20.8 million related to insurance proceeds for claims submitted to cover costs associated with the government investigations into past mutual fund trading practices and related legal proceedings (see Note (14)(c)). The retention of these advance insurance payments was contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim was denied, Federated would have been required to repay all or a portion of these advance payments. During the second quarter 2010, Federated received an additional $4.2 million in related insurance proceeds and received final approvals by the insurance carrier for $25 million of claims. Accordingly, $25 million of proceeds were recognized on the Consolidated Statements of Income as reductions to the operating expense line items originally charged.

(10) Recourse Debt and Forward-Starting Interest Rate Swap

Recourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maturity Date	June 30, 2010	December 31, 2009
	2010[1]	2009[2]
Term Loan	4.396%	1.72%	April 1, 2015	$425,000	$126,000
Less: Short-term debt – recourse				42,500	21,000

Long-term debt – recourse				$382,500	$105,000

[1]	As of June 30, 2010; See additional information below regarding the interest rate fixed at 4.396% in connection with the forward-starting interest rate swap.
[2]	As of December 31, 2009

During the second quarter 2010, Federated entered into a five-year $425 million amended and restated term loan credit agreement by and among Federated, certain of its subsidiaries and a syndicate of 22 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Term Loan).

The Term Loan amended and restated Federated’s $140 million term loan dated August 19, 2008. The Term Loan requires principal payments of $10.6 million per quarter for the first four years and $63.8 million per quarter for the fifth year with the final payment due on April 1, 2015. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Term Loan. The Term Loan also includes representations, warranties and other financial and non-financial covenants. Proceeds from the Term Loan were used to refinance and repay the existing debt and are being used for general corporate purposes. The Term Loan qualified for modification accounting treatment. Accordingly, closing costs of $2.8 million were capitalized in the second quarter 2010 and are being amortized over the 5-year term of the loan.

During the first quarter 2010, Federated entered into a forward-starting interest rate swap to hedge its interest rate risk associated with the $425 million Term Loan (the Swap). The Swap, which became effective in the second quarter 2010, had an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on the London Interbank Offering Rate (LIBOR) plus a spread and makes payments based on an annual fixed rate of 4.396%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements will be recorded as adjustments to Debt expense – recourse on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at June 30, 2010 was a liability of $11.8 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets at June 30, 2010. During the next twelve months management expects to charge $7.6 million of this after-tax loss to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 4.396%. This amount could differ from amounts actually

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

recognized due to changes in interest rates subsequent to June 30, 2010 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the second quarter 2010, $2.1 million was charged to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 4.396%.

In addition, as of June 30, 2010 and December 31, 2009, all of Federated’s $200 million Revolving Credit Facility was available for borrowings.

(11) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2010, Federated awarded 352,879 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. Federated awarded 1,155,136 shares of restricted Federated Class B common stock under its Stock Incentive Plan to employees during 2009.

(b) Stock Options

During the first six months of 2010, 36,900 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2009 totaled 345,275.

(c) Non-management Director Award

During the second quarter of 2010, Federated awarded 6,000 shares of Federated Class B common stock to non-management directors. During the second quarter of 2009, Federated awarded 12,000 fully vested stock options to non-management directors.

(12) Equity

During 2008, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back as many as 5 million shares of Class B common stock. No other programs exist as of June 30, 2010. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the first six months of 2010, Federated repurchased 0.3 million shares of common stock for $6.5 million, the majority of which were repurchased in the open market and the remainder of which were repurchased in connection with employee separations and were not counted against the board-approved share repurchase program. At June 30, 2010, 3.9 million shares remain available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(13) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator – Basic
Net income attributable to Federated Investors, Inc.	$47,650	$53,274	$89,657	$88,409
Less: Total income available to participating unvested restricted shareholders[1]	(1,478)	(1,381)	(5,063)	(2,083)

Total net income attributable to Federated Common Stock[2]	$46,172	$51,893	$84,594	$86,326

Numerator – Diluted
Net income attributable to Federated Investors, Inc.	$47,650	$53,274	$89,657	$88,409
Less: Total income available to participating unvested restricted shareholders[1]	(1,477)	(1,380)	(5,063)	(2,082)

Total net income attributable to Federated Common Stock[2]	$46,173	$51,894	$84,594	$86,327

Denominator
Basic weighted-average common shares outstanding	99,943	100,041	99,903	99,985
Dilutive potential shares from stock options	53	123	106	116

Diluted weighted-average common shares outstanding	99,996	100,164	100,009	100,101

Earnings per Share
Net income attributable to Federated Common Stock – Basic[2]	$0.46	$0.52	$0.85	$0.86

Net income attributable to Federated Common Stock – Diluted[2]	$0.46	$0.52	$0.85	$0.86

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

For the three- and six-month periods ended June 30, 2010, 3.4 million and 2.7 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For both the three- and six-month periods ended June 30, 2009, 3.4 million stock option awards were outstanding, but not included in the computation of diluted earnings per share for the period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

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

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first payment related to the anniversary year ended in December 2009. As such, no amounts were accrued in 2009 or paid in 2010.

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period following the acquisition date. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The five contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million, $19.8 million and $22.4 million were paid in the second quarters of 2006, 2007, 2008, 2009 and 2010, respectively. In addition, a $10 million lump-sum payment was paid in the second quarter of 2010. The final payment will be paid in the third quarter 2010 and based on current asset levels, is expected to be approximately $3.3 million, which is accrued as of June 30, 2010. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2010, with regard to the semi-annual contingent purchase price payments, $2.5 million was paid and $0.3 million related to future contingent purchase price payments was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2010, the maximum bonus payable over the remaining terms of the contracts approximates $91 million, none of which would be payable in the remainder of 2010. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, $0.1 million would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Pursuant to other long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Federated Funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the six months ended June 30, 2010 and 2009, these fee reductions were approximately $1 million.

Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. Without admitting the validity of any claim, Federated has reached a preliminary settlement with the plaintiffs in these pending cases. The settlement, which has received preliminary approval by the U.S. District Court for the District of Maryland, was accrued in a prior period and the accrual was not material to the Consolidated Financial Statements. A hearing to address final approval of the settlement is scheduled for the fourth quarter 2010.

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

The Consolidated Financial Statements for the six-month periods ended June 30, 2010 and 2009 reflect $6.5 million and $6.4 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. As of June 30, 2010, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(15) Subsequent Events

On July 16, 2010, Federated reached a definitive agreement with SunTrust Banks, Inc. (SunTrust) to acquire its money market management business. In connection with this acquisition, money market assets ($17 billion as of May 31, 2010) will be transitioned to Federated. Money market mutual fund assets in nine money market mutual funds currently managed by SunTrust’s RidgeWorth Capital Management will be transitioned into six existing Federated money market mutual funds with similar investment objectives. Certain assets maintained by SunTrust in collective and common funds will be transitioned to Federated money market mutual funds. The board of directors of Federated has approved the transaction. The transition of assets from the RidgeWorth funds to the Federated Funds is expected to be completed through various consent processes with fund shareholders.

This transaction, which is expected to occur through a series of closings by December 31, 2010, includes upfront cash payments that could total up to $8.75 million due at the transaction closing dates. Based on asset levels as of May 31, 2010, the upfront cash payments would total $7.9 million. The transaction also includes contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as a percentage of revenue less operating expenses

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

directly attributed to certain eligible assets. Based on asset levels as of May 31, 2010, these additional payments would total approximately $30 million over five years. The agreement includes customary representations, warranties and covenants, including certain covenants relating to non-competition made by SunTrust and certain of its subsidiaries. The transaction is also subject to normal and customary approvals.

On July 22, 2010, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 6, 2010 to be paid on August 13, 2010.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $337 billion in managed assets as of June 30, 2010. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at June 30, 2010 attributable to such markets are as follows: wealth management and trust (50%), broker/dealer (29%) and global institutional (18%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products and liquidation portfolios. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements (including settlement-related waivers (see Note (14)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of its fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a distribution expense.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services generally depends upon the number of plan participants, which may vary as a result of sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include compensation and related costs, which represent fixed and variable compensation and related employee benefits, and distribution expenses. Certain of these expenses are dependent upon sales, product performance, levels of assets, asset mix and management’s willingness to continue fee waivers to maintain positive or zero net yields.

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

During the six months ended June 30, 2010, fee waivers to maintain positive or zero net yields totaled $127.8 million and were partially offset by a related reduction in distribution expenses of $97.0 million such that the net impact to Federated was $30.8 million in reduced operating income. The impact of these fee waivers for the six months ended June 30, 2010 was significantly more than the impact for the six months ended June 30, 2009 with $26.6 million in waived fees, $15.9 million in reduced distribution expenses and a net impact on operating income of $10.7 million. Conversely, the net impact of these fee waivers on operating income for the quarter ended June 30, 2010 ($13.0 million) was less than in the fourth quarter 2009 ($14.9 million) and the first quarter 2010 ($17.8 million). Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the third quarter 2010 may result in a net impact on operating income of approximately $11 million to $12 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

For the six months ended June 30, 2010, approximately 50% of Federated’s total revenue was attributable to money market managed assets as compared to 70% for the same period of 2009. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Recognition of Insurance Proceeds

In the second quarter 2010, Federated obtained the final approval by the insurance carrier for $25 million of claims submitted over the past several years to cover costs associated with the government investigations into past mutual fund trading practices and related legal proceedings. Accordingly, Federated recognized the $25 million of insurance proceeds on the Consolidated Statements of Income as reductions to the operating expense line items originally charged, including Professional service fees ($21.6 million); Compensation and related ($1.5 million); Office and occupancy ($1.4 million); and Advertising and promotional ($0.5 million).

Special Cash Dividend

A $1.26 per share or $129.8 million special cash dividend was paid in the first quarter 2010. This payment was in addition to the regular quarterly cash dividend of $0.24 per share or $24.7 million also paid in the first quarter 2010. All dividends were considered ordinary dividends for tax purposes. The first quarter 2010 dividend of $1.50 per share negatively impacted first quarter 2010 diluted earnings per share by approximately $0.04 per share due to the application of the two-class method of calculating earnings per share.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Amended and Restated Term Loan and Forward-Starting Interest Rate Swap

In the second quarter 2010, Federated entered into a five-year $425 million amended and restated term loan credit agreement by and among Federated, certain of its subsidiaries and a syndicate of 22 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Term Loan).

The Term Loan amended and restated Federated’s $140 million term loan dated August 19, 2008. The Term Loan requires principal payments of $10.6 million per quarter for the first four years and $63.8 million per quarter for the fifth year with the final payment due on April 1, 2015. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Term Loan. The Term Loan also includes representations, warranties and other financial and non-financial covenants. Proceeds from the Term Loan were used to refinance and repay the existing debt and are being used for general corporate purposes.

The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). During the first quarter 2010, Federated entered into a forward-starting interest rate swap transaction (the Swap) which became effective in the second quarter 2010, to hedge its interest rate risk associated with the Term Loan. The Swap had an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 4.396%. The Term Loan qualifies for modification accounting treatment. Accordingly, closing costs of $2.8 million were capitalized in the second quarter 2010 and are being amortized over the 5-year term of the loan.

Asset Impairments

Since 2008, Federated has experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflect significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets have been tested for recoverability at various times over the last 18 months. In the first quarter 2009, as a result of management’s impairment testing, Federated recorded a $15.5 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income. As of June 30, 2010, management’s quarterly recoverability test of the carrying value of these intangible assets indicated that the carrying values were not fully recoverable. Cash flow projections at June 30, 2010 were lower than previous projections prepared in connection with this recoverability testing as a result of additional declines in assets under management due to market depreciation and net outflows. Management estimated the fair value of these intangible assets based primarily upon expected future cash flows using an income approach valuation methodology with unobservable inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management; (2) expected revenue per managed asset; (3) direct operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying assets under management based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and direct operating expenses are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed growth rates in assets under management ranging from -100% to 9% over the cash-flow projection period. As a result of this fair value analysis, Federated recorded a $7.0 million impairment charge on the Consolidated Statements of Income, $5.6 million of which was included in Intangible asset impairment and amortization with the remainder in Other operating expenses. As a result, the related customer relationship intangible assets were written down to $4.3 million, the noncompete agreement included in Other intangible assets was written down to $1.6 million and the related fixed assets were written down to $1.4 million as of June 30, 2010. Intangible asset amortization expense for the succeeding 5 years will be reduced by $0.5 million for the remainder of 2010 and approximately $1 million in each of the years 2011 through 2014. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

As a result of deterioration in the resale market for used aircraft in 2008 and 2009 and management’s intent to sell its aircraft before the end of its previously estimated useful life, Federated recognized impairment charges totaling $5.2 million to write down the carrying value of one of Federated’s aircraft in 2009. Based upon independent valuation and market data for similar assets, management estimated the value of this aircraft less expected costs to sell to be $3.4 million at December 31, 2009. The

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

impairment charges of $3.7 million, $1.0 million and $0.5 million were recorded as operating expense in Other on the Consolidated Statements of Income for the first, third and fourth quarters of 2009, respectively. As a result of adopting a plan to sell this aircraft late in 2009, this aircraft was included in Other current assets on the Consolidated Balance Sheets as of December 31, 2009. In the first quarter 2010, this aircraft was sold for net proceeds of $3.3 million. The loss on sale was recorded as an operating expense in Other on the Consolidated Statements of Income in the first quarter 2010.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent
(in millions)	2010	2009	Change
By Asset Class
Money market	$260,519	$346,354	(25%)
Fixed-income	38,012	28,683	33%
Equity	26,814	26,211	2%
Liquidation portfolios[1]	11,491	556	1,967%

Total managed assets	$336,836	$401,804	(16%)

By Product Type
Funds:
Money market	$231,205	$312,808	(26%)
Fixed-income	30,651	24,100	27%
Equity	19,344	17,966	8%

Total mutual fund assets	$281,200	$354,874	(21%)

Separate Accounts:
Money market	$29,314	$33,546	(13%)
Fixed-income	7,361	4,583	61%
Equity	7,470	8,245	(9%)

Total separate account assets	$44,145	$46,374	(5%)

Liquidation Portfolios[1]	$11,491	$556	1,967%

Total managed assets	$336,836	$401,804	(16%)

Average Managed Assets

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
(in millions)	2010	2009	Change	2010	2009	Change
By Asset Class
Money market	$260,634	$361,502	(28%)	$275,364	$361,886	(24%)
Fixed-income	35,920	26,978	33%	35,440	25,597	38%
Equity	28,781	25,287	14%	29,137	24,753	18%
Liquidation portfolios[1]	11,759	637	1,746%	12,040	806	1,394%

Total average managed assets	$337,094	$414,404	(19%)	$351,981	$413,042	(15%)

By Product Type
Funds:
Money market	$230,353	$326,280	(29%)	$243,169	$328,288	(26%)
Fixed-income	30,266	22,545	34%	29,797	21,277	40%
Equity	20,590	17,220	20%	20,780	16,730	24%

Total average mutual fund assets	$281,209	$366,045	(23%)	$293,746	$366,295	(20%)

Separate Accounts:
Money market	$30,281	$35,222	(14%)	$32,195	$33,598	(4%)
Fixed-income	5,654	4,433	28%	5,643	4,320	31%
Equity	8,191	8,067	2%	8,357	8,023	4%

Total average separate account assets	$44,126	$47,722	(8%)	$46,195	$45,941	1%

Liquidation Portfolios[1]	$11,759	$637	1,746%	$12,040	$806	1,394%

Total average managed assets	$337,094	$414,404	(19%)	$351,981	$413,042	(15%)

[1]

Liquidation portfolios include portfolios of distressed fixed-income securities and liquidating collateralized debt obligation (CDO) products. In the distressed security category, Federated has been retained by a third party to manage assets through an orderly liquidation process that will generally occur over a multi-year period. In the case of liquidating CDOs, the CDO structure has unwound earlier than expected due to events of default related to certain distressed securities in the portfolio. Management-fee rates earned from these portfolios are significantly different than those of traditional separate account mandates.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Managed Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Fixed-Income Funds
Beginning assets	$30,007	$20,752	$28,427	$19,321

Sales	3,572	4,597	8,120	7,748
Redemptions	(3,262)	(1,997)	(6,564)	(4,007)

Net sales	310	2,600	1,556	3,741
Net exchanges	8	6	31	48
Market gains and losses/reinvestments[1]	326	742	637	990

Ending assets	$30,651	$24,100	$30,651	$24,100

Equity Funds
Beginning assets	$21,445	$15,902	$20,960	$17,562

Sales	1,409	1,177	2,893	2,502
Redemptions	(1,851)	(1,151)	(3,522)	(2,742)

Net (redemptions) sales	(442)	26	(629)	(240)
Net exchanges	(13)	8	(23)	(67)
Market gains and losses/reinvestments[1]	(1,646)	2,030	(964)	711

Ending assets	$19,344	$17,966	$19,344	$17,966

[1]

Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Fixed-Income Separate Accounts
Beginning assets	$5,520	$4,219	$5,360	$4,165

Sales[2]	2,164	—	2,759	—
Redemptions[2]	(336)	—	(834)	—

Net sales[2]	1,828	74	1,925	81
Market gains and losses/reinvestments[3]	13	290	76	337

Ending assets	$7,361	$4,583	$7,361	$4,583

Equity Separate Accounts
Beginning assets	$8,621	$7,509	$8,713	$9,099

Sales[2]	344	—	703	—
Redemptions[2]	(692)	—	(1,414)	—

Net redemptions[2]	(348)	(231)	(711)	(815)
Net exchanges	12	27	22	50
Market gains and losses/reinvestments[3]	(815)	940	(554)	(89)

Ending assets	$7,470	$8,245	$7,470	$8,245

Liquidation Portfolios
Beginning assets	$11,930	$700	$12,596	$1,505

Sales[2]	3	—	7	—
Redemptions[2]	(442)	—	(1,112)	—

Net redemptions[2]	(439)	(151)	(1,105)	(953)
Market gains and losses/reinvestments[3]	0	7	0	4

Ending assets	$11,491	$556	$11,491	$556

[2]

For certain accounts, Sales, Redemptions or Net sales/redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments. Sales and Redemptions data was not reported prior to 2010, therefore some historical data is not available.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2010	2009	2010	2009
By Asset Class
Money market assets	78%	88%	50%	70%
Fixed-income assets	10%	6%	17%	10%
Equity assets	8%	6%	32%	20%
Liquidation portfolios	4%	—	—	—
Other activities	N/A	N/A	1%	—

By Product Type
Funds:
Money market assets	69%	80%	49%	69%
Fixed-income assets	8%	5%	16%	9%
Equity assets	6%	4%	27%	17%
Separate Accounts:
Money market assets	9%	8%	1%	1%
Fixed-income assets	2%	1%	1%	1%
Equity assets	2%	2%	5%	3%
Liquidation Portfolios	4%	—	—	—
Other activities	N/A	N/A	1%	—

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

June 30, 2010 period-end managed assets decreased 16% over period-end managed assets at June 30, 2009 and average managed assets for the three- and six-month periods ended June 30, 2010 decreased 19% and 15%, respectively, over average managed assets for the same periods in 2009 as a result of decreases in money market assets, partially offset by increases in liquidation portfolios, fixed-income assets and equity assets. Period-end money market assets at June 30, 2010 decreased 25% as compared to June 30, 2009. Average money market assets decreased 28% and 24% for the three- and six-month periods ended June 30, 2010 as compared to the same periods in 2009.

Period-end fixed-income assets at June 30, 2010 increased 33% as compared to June 30, 2009 and average fixed-income assets for the three- and six-month periods ended June 30, 2010, increased 33% and 38%, respectively, as compared to the same periods in 2009 primarily due to positive net sales and, to a lesser extent, market appreciation. Period-end equity assets at June 30, 2010 increased 2% as compared to June 30, 2009 and average equity assets for the three- and six-month periods ended June 30, 2010 increased 14% and 18%, respectively, as compared to the same periods in 2009 primarily due to market appreciation partially offset by net redemptions. Liquidation portfolios at June 30, 2010 increased significantly as compared to June 30, 2009 and average assets in liquidation portfolios increased for the three- and six-month periods ended June 30, 2010 as compared to the same periods in 2009 primarily due to the selection of Federated to advise a multi-billion-dollar portfolio in the third quarter 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. Revenue is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2010	2009	Change	Percent Change	2010	2009	Change	Percent Change
Revenue from managed assets	$229.7	$305.5	$(75.8)	(25%)	$460.6	$614.3	$(153.7)	(25%)
Revenue from sources other than managed assets	1.8	1.4	0.4	29%	3.9	3.2	0.7	22%

Total revenue	$231.5	$306.9	$(75.4)	(25%)	$464.5	$617.5	$(153.0)	(25%)

Revenue from managed assets decreased $75.8 million for the three-month period ended June 30, 2010 as compared to the same period in 2009 primarily due to a decrease of $58.6 million resulting from a decrease in average money market managed assets as well as an increase of $41.3 million in voluntary fee waivers by certain money market funds in order to maintain positive or zero net yields. See Business Developments - Recent and Ongoing Disruption in Global Financial Markets for additional information on the fee waivers to maintain positive or zero net yields along with the related offsetting reduction in expense and the net impact on operating income. The decrease in revenue was partially offset by an increase in revenue of $11.7 million due to an increase in average equity managed assets and an increase of $11.3 million due to an increase in average fixed-income managed assets.

Revenue from managed assets decreased $153.7 million for the six-month period ended June 30, 2010 as compared to the same period in 2009 primarily due to a decrease of $106.8 million resulting from a decrease in average money market managed assets as well as an increase of $101.2 million in voluntary fee waivers by certain money market funds in order to maintain positive or zero net yields. The decrease in revenue was partially offset by an increase in revenue of $27.0 million due to an increase in average equity managed assets and an increase of $25.5 million due to an increase in average fixed-income managed assets.

For the six-month period ended June 30, 2010, Federated’s ratio of revenue from managed assets to average managed assets was 0.26% as compared to 0.30% for the same period of 2009. The decrease in the rate was primarily due to the significant increase in voluntary fee waivers to maintain positive or zero net yields.

Operating Expenses. Operating expenses are set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2010	2009	Change	Percent Change	2010	2009	Change	Percent Change
Compensation and related	$60.7	$63.6	$(2.9)	(5%)	$125.1	$129.8	$(4.7)	(4%)
Distribution	62.8	114.6	(51.8)	(45%)	121.3	237.4	(116.1)	(49%)
Intangible asset impairment and amortization	9.3	4.0	5.3	133%	13.1	24.7	(11.6)	(47%)
Professional service fees	(9.9)	9.8	(19.7)	(201%)	0.2	19.8	(19.6)	(99%)
All other	24.7	26.8	(2.1)	(8%)	49.1	57.7	(8.6)	(15%)

Total operating expenses	$147.6	$218.8	$(71.2)	(33%)	$308.8	$469.4	$(160.6)	(34%)

Total operating expenses for the three-month period ended June 30, 2010 decreased $71.2 million compared to the same period in 2009. Distribution expense decreased $51.8 million primarily due to a $33.9 million decrease compared to the same period of the prior year associated with maintaining positive or zero net yields in certain money market funds and a $20.4 million decrease related to decreased average money market managed assets in the second quarter 2010 as compared to the same period in 2009. Intangible asset impairment and amortization increased $5.3 million due primarily to the impairment of certain intangible assets in the second quarter of 2010. See Business Developments – Asset Impairments for additional information. Professional service fees decreased $19.7 million due primarily to the recognition of $21.6 million in insurance proceeds for certain legal defense costs primarily for civil lawsuits brought against Federated related to excessive fees, late-day trading and

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

market timing. See Contractual Obligations and Contingent Liabilities – Past Mutual Fund Trading Issues and Related Legal Proceedings for more information regarding these lawsuits and Business Developments – Recognition of Insurance Proceeds for additional information on the insurance recoveries.

Total operating expenses for the six-month period ended June 30, 2010 decreased $160.6 million compared to the same period in 2009. Distribution expense decreased $116.1 million primarily due to a $81.1 million decrease compared to the same period of the prior year associated with maintaining positive or zero net yields in certain money market funds and a $41.2 million decrease related to decreased average money market managed assets in the first six months of 2010 as compared to the same period in 2009. Intangible asset impairment and amortization decreased $11.6 million due primarily to the decrease in impairments of certain intangible assets in the first six months of 2010 as compared to the same period in 2009. See Business Developments – Asset Impairments for additional information. Professional service fees decreased $19.6 million due primarily to the recognition of $21.6 million in insurance proceeds for certain legal defense costs primarily for civil lawsuits brought against Federated related to excessive fees, late-day trading and market timing. See Contractual Obligations and Contingent Liabilities – Past Mutual Fund Trading Issues and Related Legal Proceedings for more information regarding these lawsuits and Business Developments – Recognition of Insurance Proceeds for additional information.

Nonoperating Income (Expenses). Nonoperating expenses, net increased $6.0 million for the three months ended June 30, 2010 as compared to the same period in 2009 due primarily to a $3.5 million increase in Debt expense – recourse related to increased borrowings in 2010 (see Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap for additional information) and, related primarily to investments held by the consolidated sponsored investment products, the impact of experiencing net gains on securities in the second quarter of 2009 compared to net losses in securities in the second quarter of 2010 ($3.2 million) (see Net Income attributable to Noncontrolling Interests in Subsidiaries below for related offset).

Nonoperating expenses, net increased $4.9 million for the six months ended June 30, 2010 as compared to the same period in 2009 due primarily to a $3.0 million increase in Debt expense – recourse related to increased borrowings in 2010 (see Business Developments - Amended and Restated Term Loan and Forward-Starting Interest Rate Swap for additional information) and, related primarily to investments held by the consolidated sponsored investment products, the impact of experiencing net gains on securities in the first six months of 2009 compared to net losses in the first six months of 2010 ($2.8 million) (see Net Income attributable to Noncontrolling Interests in Subsidiaries below for related offset).

Income Taxes. The income tax provision decreased $2.4 million for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to lower income before income taxes. The effective tax rate was 37.8% for the three-month period ended June 30, 2010 as compared to 36.1% for the same period in 2009. The increase was primarily due to the impact of reduced income attributable to noncontrolling interests in subsidiaries (0.9%) and increased state taxes (0.4%).

The income tax provision increased $3.8 million for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to higher income before income taxes and higher state taxes. The effective tax rate was 37.8% for the six-month period ended June 30, 2010 as compared to 35.9% for the same period in 2009. The increase was primarily due to the impact of reduced income attributable to noncontrolling interests in subsidiaries (0.6%) and increased state taxes (0.5%).

Net Income attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries decreased $2.2 million and $2.3 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods last year primarily as a result of losses on the value of certain securities held by the consolidated sponsored investment products.

Net Income attributable to Federated Investors, Inc. Net income decreased $5.6 million for the three months ended June 30, 2010 as compared to the same period in 2009, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended June 30, 2010 decreased $0.06 as compared to the same period of 2009 primarily due to decreased net income attributable to Federated.

Net income increased $1.2 million for the six months ended June 30, 2010 as compared to the same period in 2009, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the six months ended June 30, 2010 decreased $0.01 as compared to the same period of 2009 due to an increase in income available to participating unvested restricted shareholders primarily as a result of the special cash dividend paid in the first quarter 2010, partially offset by increased net income attributable to Federated. See Note (13) to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Liquidity and Capital Resources

Liquid Assets. At June 30, 2010, liquid assets, consisting of cash and cash equivalents, short-term investments and receivables, totaled $301.3 million as compared to $141.6 million at December 31, 2009. The increase of $159.7 million primarily reflects an increase of $115.5 million in Cash and cash equivalents which was attributable to the following significant items:

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $99.7 million for the six months ended June 30, 2010 as compared to $112.7 million for the same period in 2009. The decrease of $13.0 million was primarily due to timing differences of $12.8 million in the cash settlement of assets and liabilities.

Cash Used by Investing Activities. During the six-month period ended June 30, 2010, Federated used $91.5 million for investing activities, which primarily included $50.8 million in cash paid for purchases of securities available for sale and $37.9 million in cash paid in connection with contingent purchase price payments for prior year business acquisitions.

Cash Provided (Used) by Financing Activities. During the six-month period ended June 30, 2010, cash provided by financing activities was $107.3 million. During the second quarter 2010, Federated borrowed an additional $309.5 million and $97.5 million in connection with the Term Loan and its $200 million revolving credit facility, respectively. In addition, during the first six months of 2010, Federated repaid $97.5 million and $10.5 million in connection with its $200 million revolving credit facility and its $140 million term loan, respectively. See Note (10) to the Consolidated Financial Statements for more information on Recourse debt. During the first six months of 2010, Federated also paid $179.2 million or a total of $1.74 per share in dividends to holders of its common shares.

Borrowings. In 2008, Federated entered into a $140 million term loan. During 2009, Federated repaid $14 million of its borrowings on this loan and made a $5.3 million principal payment in both the first and second quarters of 2010. In the second quarter 2010, Federated amended and restated this loan. See Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap for additional information.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (Revolving Credit Facility). As of June 30, 2010, Federated had $200 million available for borrowings on the Revolving Credit Facility. See Note (10) to the Consolidated Financial Statements for more information on Recourse debt.

Proceeds from the debt facilities have been used for general corporate purposes including cash payments related to acquisitions, quarterly dividends and share repurchase programs.

Both the Revolving Credit Facility and the Term Loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and leverage ratio covenants (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Both the Revolving Credit Facility and the Term Loan have an interest coverage ratio covenant of at least 4 to 1, and as of June 30, 2010, the interest coverage ratio was 56.2 to 1. The Revolving Credit Facility and the Term Loan have leverage ratio covenants of no more than 2 to 1 and no more than 2.5 to 1, respectively. As of June 30, 2010, the leverage ratios for the Revolving Credit Facility and the Term Loan were both 1.1 to 1. Federated was in compliance with its interest coverage and leverage ratios at and during the six months ended June 30, 2010. Each of the Revolving Credit Facility, Term Loan and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On July 22, 2010, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 6, 2010 to be paid on August 13, 2010.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, the proceeds from the Term Loan, its remaining borrowing capacity under the Revolving Credit Facility and its ability to issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Management may choose to borrow additional amounts up to the maximum available under the Revolving Credit Facility which could cause total outstanding borrowings to total as much as $614 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prepaid expenses at June 30, 2010 decreased $10.2 million from December 31, 2009 primarily as a result of a decrease in prepaid taxes due to the application of the prior year overpayments to offset current year estimated tax payment requirements.

Goodwill at June 30, 2010 increased $7.2 million from December 31, 2009. During the first half of 2010, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($6.8 million). See Note (14)(a) to the Consolidated Financial Statements for additional information. As of June 30, 2010, Federated’s market capitalization exceeded the recorded goodwill balance by more than 250%.

Accrued compensation and benefits at June 30, 2010 decreased $25.7 million from December 31, 2009 primarily due to the annual 2009 accrued incentive compensation being paid in the first quarter 2010 ($55.4 million), partially offset by two quarters of certain 2010 incentive compensation accruals net of payments being recorded in the first half of 2010 ($32.1 million).

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. As disclosed in Federated’s 2009 Annual Report on Form 10-K, Federated’s contractual obligations consist of payments related to long-term debt and related interest expense, among other obligations. Due to the recent changes as described in the section entitled Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap, Federated has updated contractual obligation information related to its new long-term debt obligations. As of June 30, 2010, payments due for the remainder of 2010 approximate $30 million; 2011-2012: $117 million; 2013-2014: $214 million; and 2015: $129 million. Amounts include principal and interest payments. The interest payments reflect the fixed rate of 4.396% in effect under the Swap.

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

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first payment related to the anniversary year ended in December 2009. As such, no amounts were accrued in 2009 or paid in 2010.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

As part of the Alliance Acquisition, Federated is required to make contingent purchase price payments over a five-year period following the acquisition date. These payments are calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. The five contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million, $19.8 million and $22.4 million were paid in the second quarters of 2006, 2007, 2008, 2009 and 2010, respectively. In addition, a $10 million lump-sum payment was paid in the second quarter of 2010. The final payment will be paid in the third quarter 2010 and based on current asset levels, is expected to be approximately $3.3 million, which is accrued as of June 30, 2010. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2010, with regard to the semi-annual contingent purchase price payments, $2.5 million was paid and $0.3 million related to future contingent purchase price payments was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2010, the maximum bonus payable over the remaining terms of the contracts approximates $91 million, none of which would be payable in the remainder of 2010. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, $0.1 million would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Pursuant to other long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated Funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the six months ended June 30, 2010 and 2009, these fee reductions were approximately $1 million.

Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. Without admitting the validity of any claim, Federated has reached a preliminary settlement with the plaintiffs in these pending cases. The settlement, which has received preliminary approval by the U.S. District Court for the District of Maryland, was accrued in a prior period and the accrual was not material to the Consolidated Financial Statements. A hearing to address final approval of the settlement is scheduled for the fourth quarter 2010.

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

The Consolidated Financial Statements for the six-month periods ended June 30, 2010 and 2009 reflect $6.5 million and $6.4 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. As of June 30, 2010, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2009, management believes that its policies regarding accounting for VIE consolidation, intangible assets, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of these policies.

Accounting for Intangible Assets. In the second quarter 2010, certain intangible assets were written down to fair value as described in Note (6)(b) to the Consolidated Financial Statements. As of June 30, 2010, the undiscounted cash flow projections exceeded the new carrying amounts by 60%. The undiscounted cash flows were estimated using probability-weighted scenarios which assumed assets under management growth rates ranging from -100% to 9% over the cash-flow projection period. The different scenarios were developed after taking into consideration uncertain market conditions, the timing and pace of a

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

forecasted recovery and the likelihood and potential impact of prolonged periods of underperformance compared to peers and indices. As of June 30, 2010, declines in assets under management related to these intangible assets in excess of 30% over the subsequent twelve months could cause the assets to be considered for further impairment.

For the remaining intangible assets, there were no significant changes to the disclosures as of December 31, 2009.

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

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the six months ended June 30, 2010, approximately 50% of Federated’s total revenue was attributable to money market managed assets as compared to 70% for the same period of 2009. A significant change in Federated’s money market business or a significant decline in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

Federated began waiving fees during the fourth quarter 2008 in order for certain funds to maintain positive or zero net yields. During the course of 2009 and in the first quarter 2010, fee waivers to maintain positive or zero net yields progressively increased quarter over quarter as fund yields declined. These fee waivers which totaled $127.8 million for the six months ended June 30, 2010 were partially offset by a related reduction in distribution expenses of $97.0 million such that the net impact to Federated was $30.8 million in reduced operating income. The impact of these fee waivers for the six months ended June 30, 2010 was significantly more than the impact for the six months ended June 30, 2009 with $26.6 million in waived fees, $15.9 million in reduced distribution expenses and a net impact on operating income of $10.7 million. Conversely, the net impact of these fee waivers on operating income for the quarter ended June 30, 2010 ($13.0 million) was less than in the fourth quarter 2009 ($14.9 million) and the first quarter 2010 ($17.8 million). Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the third quarter 2010 may result in a net impact on operating income of approximately $11 million to $12 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

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

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted into law on July 21, 2010. Under the Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be designated by a newly created Financial Stability Oversight Council for enhanced prudential regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Examples of regulatory changes that could occur under the Act are the creation of capital requirements for designated investment advisers or money market funds, and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds. Other provisions of the Act may affect intermediaries in their sale or use of Federated’s products. Prior to full implementation, it will be difficult to assess the impact of the Act on Federated.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 50% of Federated’s revenue for the first six months of 2010 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income managed assets are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds. Of Federated’s 135 managed funds, 84 are sold without a sales commission.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 13% and 12% of Federated’s total revenue for the three and six months ended June 30, 2010, respectively, was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products and liquidation portfolios. Likewise, mutual fund products generally have a higher management fee than Separate Accounts. Similarly, traditional separate accounts typically have a higher fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 12% of Federated’s total revenue for both the three and six months ended June 30, 2010 was derived from services provided to one sponsored fund (Federated Kaufmann Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

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

Impairment Risk. At June 30, 2010, Federated had intangible assets including goodwill totaling $657.1 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

In the normal course of its business, Federated is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks to the extent possible.

Federated’s short-term investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At June 30, 2010, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($11.4 million) and investments in primarily investment-grade debt securities held by certain sponsored products ($5.6 million). At December 31, 2009, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($6.1 million) and primarily investment-grade debt securities held by certain sponsored products ($5.3 million). At June 30, 2010 and December 31, 2009, management considered a hypothetical 200 basis point fluctuation in interest rates, respectively, and determined that the impact of such fluctuations on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

In the second quarter 2010, Federated entered into a new Term Loan and a Swap (see Business Developments – Amended and Restated Term Loan and Forward-Starting Interest Rate Swap). Federated entered into the Swap to convert the variable rate on its Term Loan to a fixed rate thereby mitigating its exposure to interest-rate risk. As of June 30, 2010, Federated’s fair value on the Swap was -$11.8 million. The fair value of the Swap is recognized in earnings as a component of Federated’s interest rate which is fixed at 4.396% over the term of the loan. Near-term reductions in the fair value of the Swap are reasonably possible as a result of changes in interest rates. Management performed a sensitivity analysis of the fair value of the Swap and considered hypothetical six- and twelve-month forward shifts in the assumed yield curve. The analysis showed that a six- and twelve-month forward shift in the current yield curve would lead to a further decrease in the fair value of the Swap of approximately $4 million and $8 million, respectively. The Swap does not subject Federated to income statement risk due to interest rate movements because gains and losses in the fair value of the Swap are recorded in Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets.

In addition, at June 30, 2010, Federated was exposed to credit risk and, to a lesser extent, interest-rate risk, as a result of holding commercial, US dollar-denominated, floating-rate term loans ($25.6 million). At June 30, 2010, management considered a hypothetical default rate of 4% and a hypothetical recovery rate of 66% and determined that such assumptions would not have a material effect on Federated’s financial condition or results of operations.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. Federated was exposed to price risk as a result of its $54.3 million investment primarily in sponsored fluctuating-value mutual funds at June 30, 2010. Federated’s investment in these products represents its maximum exposure to loss. At June 30, 2010, management considered a hypothetical 20% fluctuation in market value and determined that the impact of such fluctuations on these investments would impact Federated’s financial condition and results of operations by approximately $11 million.

At December 31, 2009, Federated was exposed to price risk as a result of its $11.4 million investment primarily in sponsored fluctuating-value mutual funds. Federated’s investment in these products represented its maximum exposure to loss. At December 31, 2009, management considered a hypothetical 20% fluctuation in market value and determined that the impact of such fluctuations on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at June 30, 2010.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April[2]	6,600	$3.00	0	4,101,600
May	80,000	23.49	80,000	4,021,600
June[2]	92,000	21.27	90,000	3,931,600

Total	178,600	$21.59	170,000	3,931,600

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of June 30, 2010.

[2]	In April and June 2010, 6,600 and 2,000 shares, respectively, of restricted stock with a price of $3.00 per share were repurchased in connection with employee separations.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – The Amended and Restated Credit Agreement, dated as of April 9, 2010, by and among Federated Investors, Inc. and PNC Bank, National Association, PNC Bank Capital Markets LLC, Citigroup Global Markets, Inc. and Citibank, N.A. (filed herewith)

Exhibit 10.2 – ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (filed herewith)

Exhibit 10.3 – ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101 – The following materials from Federated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	July 28, 2010	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	July 28, 2010	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer