Form 10-Q
period 2010-09-30
FEDERATED INVESTORS INC /PA/
filed 2010-11-01
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 28, 2010, the Registrant had outstanding 9,000 shares of Class A Common Stock and 102,916,567 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; the timing of acquisition related closings; obligations to make additional payments pursuant to employment agreements; the costs associated with the settlement with the Securities and Exchange Commission and the New York State Attorney General; legal proceedings; future cash needs and management’s expectations regarding liquidity and borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation (including the possible impact of recent amendments to Rule 2a-7 of the Investment Company Act of 1940); the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability; capital losses; the impact of the interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management, the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$222,684	$90,452
Investments	93,226	31,538
Receivables – affiliates	10,846	11,490
Receivables – other, net of reserve of $123 and $200, respectively	9,711	8,144
Prepaid expenses	13,617	27,090
Current deferred tax asset, net	2,031	11,166
Other current assets	5,167	4,907

Total current assets	357,282	184,787

Long-Term Assets
Goodwill	609,753	581,673
Customer-related intangible assets, net of accumulated amortization of $109,781 and $100,710, respectively	85,258	71,959
Other intangible assets, net of accumulated amortization of $8,494 and $6,932, respectively	6,243	9,364
Deferred sales commissions, net of accumulated amortization of $55,981 and $50,018, respectively	11,228	15,318
Property and equipment, net of accumulated depreciation of $40,423 and $35,541, respectively	38,315	40,027
Other long-term assets	11,063	9,305

Total long-term assets	761,860	727,646

Total assets	$1,119,142	$912,433

LIABILITIES
Current Liabilities
Short-term debt – recourse	$42,500	$21,000
Accounts payable and accrued expenses	47,566	50,404
Accrued compensation and benefits	53,013	64,387
Other current liabilities	51,173	61,207

Total current liabilities	194,252	196,998

Long-Term Liabilities
Long-term debt – recourse	371,875	105,000
Long-term debt – nonrecourse	6,639	13,556
Long-term deferred tax liability, net	38,226	39,234
Other long-term liabilities	34,787	14,917

Total long-term liabilities	451,527	172,707

Total liabilities	645,779	369,705

Commitments and contingencies (Note (16))

TEMPORARY EQUITY
Redeemable noncontrolling interests in subsidiaries	19,611	13,913

PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	232,532	216,820
Additional paid-in capital from treasury stock transactions	153	0
Retained earnings	1,025,967	1,105,073
Treasury stock, at cost, 26,597,889 and 26,571,219 shares Class B common stock, respectively	(795,735)	(795,389)
Accumulated other comprehensive (loss) income, net of tax	(9,846)	1,514

Total Federated Investors, Inc. shareholders’ equity	453,260	528,207
Nonredeemable noncontrolling interest in subsidiary	492	608

Total permanent equity	453,752	528,815

Total liabilities, temporary equity and permanent equity	$1,119,142	$912,433

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Investment advisory fees, net-affiliates	$148,051	$174,861	$428,364	$531,721
Investment advisory fees, net-other	15,732	15,151	45,866	42,517
Administrative service fees, net-affiliates	53,085	65,267	161,233	199,726
Other service fees, net-affiliates	21,788	34,374	60,160	125,122
Other service fees, net-other	2,857	2,583	8,821	7,752
Other, net	660	1,367	2,182	4,302

Total revenue	242,173	293,603	706,626	911,140

Operating Expenses
Distribution	68,800	95,911	190,068	333,301
Compensation and related	61,387	62,232	186,469	192,068
Professional service fees	9,401	10,089	9,596	29,873
Office and occupancy	5,841	6,001	16,990	18,315
Systems and communications	5,362	6,058	16,996	17,871
Advertising and promotional	2,724	2,529	7,480	8,238
Travel and related	2,692	2,316	8,005	7,631
Intangible asset impairment and amortization	3,397	3,953	16,522	28,665
Amortization of deferred sales commissions	2,987	5,104	9,274	14,936
Other	4,494	4,677	14,467	17,396

Total operating expenses	167,085	198,870	475,867	668,294

Operating income	75,088	94,733	230,759	242,846

Nonoperating Income (Expenses)
Investment income, net	1,049	233	2,058	789
Gain on securities, net	3,426	1,452	835	1,704
Debt expense – recourse	(4,958)	(1,112)	(10,196)	(3,370)
Other, net	(65)	(415)	(310)	(1,161)

Total nonoperating (expenses) income , net	(548)	158	(7,613)	(2,038)

Income before income taxes	74,540	94,891	223,146	240,808
Income tax provision	26,477	34,604	82,613	86,970

Net income including noncontrolling interests in subsidiaries	$48,063	$60,287	$140,533	$153,838

Less: Net income attributable to noncontrolling interests in subsidiaries	5,007	3,301	7,820	8,444

Net income	$43,056	$56,986	$132,713	$145,394

Amounts attributable to Federated Investors, Inc.
Earnings per common share – Basic and Diluted	$0.42	$0.56	$1.27	$1.42

Cash dividends per share	$0.24	$0.24	$1.98	$0.72

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity

(dollars in thousands)

(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2008	$198,630	$0	$1,028,928	$(804,481)	$297	$423,374	$417	$423,791	$779
Net Income	0	0	145,394	0	0	145,394	7,089	152,483	1,355
Other comprehensive income, net of tax:
Unrealized gain, net of reclassification adjustment[1]	0	0	(132)	0	777	645	0	645	0
Foreign currency translation[2]	0	0	0	0	629	629	0	629	62

Comprehensive Income[3]						146,668	7,089	153,757

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	7,105
Deconsolidation	0	0	0	0	0	0	0	0	(423)
Stock award activity	12,940	(79)	(11,158)	11,548	0	13,251	0	13,251	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(73,650)	0	0	(73,650)	(7,023)	(80,673)	(130)
Exercise of stock options	606	79	(2,133)	6,440	0	4,992	0	4,992	0
Purchase of treasury stock	0	0	0	(18,806)	0	(18,806)	0	(18,806)	0

Balance at September 30, 2009	$212,176	$0	$1,087,249	$(805,299)	$1,703	$495,829	$483	$496,312	$8,748

Balance at December 31, 2009	$217,009	$0	$1,105,073	$(795,389)	$1,514	$528,207	$608	$528,815	$13,913
Net Income	0	0	132,713	0	0	132,713	7,420	140,133	400
Other comprehensive loss, net of tax:
Unrealized loss, net of reclassification adjustment[1]	0	0	16	0	(11,057)	(11,041)	0	(11,041)	0
Foreign currency translation[2]	0	0	0	0	(303)	(303)	0	(303)	(35)

Comprehensive Income[3]						121,369	7,420	128,789

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	7,467
Stock award activity	15,472	0	(8,283)	8,283	0	15,472	0	15,472	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(203,423)	0	0	(203,423)	(7,536)	(210,959)	(2,134)
Exercise of stock options	240	153	(129)	660	0	924	0	924	0
Purchase of treasury stock	0	0	0	(9,289)	0	(9,289)	0	(9,289)	0

Balance at September 30, 2010	$232,721	$153	$1,025,967	$(795,735)	$(9,846)	$453,260	$492	$453,752	$19,611

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax benefit (expense) on the reclassification adjustment, net of unrealized gain/loss was $5,771 and ($429) for the nine months ended September 30, 2010 and 2009, respectively.
[2]	The tax benefit (expense) on the foreign currency translation was $163 and ($339) for the nine months ended September 30, 2010 and 2009, respectively.
[3]

Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $42,879, $2,446 and $45,325, respectively, for the three months ended September 30, 2010. Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $57,570, $2,436 and $60,006, respectively, for the three months ended September 30, 2009.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended September 30,	2010	2009
Operating Activities
Net income including noncontrolling interests in subsidiaries	$140,533	$153,838
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	9,274	14,936
Depreciation and other amortization	16,074	17,947
Impairment of assets	6,956	21,163
Share-based compensation expense	14,703	14,237
(Gain) loss on disposal of assets	(663)	381
Provision (benefit) for deferred income taxes	14,003	(9,793)
Tax benefit (detriment) from share-based compensation	1,536	(344)
Excess tax benefits from share-based compensation	(2,702)	(954)
Net purchases of trading securities	(3,448)	(8,793)
Deferred sales commissions paid	(8,095)	(8,744)
Contingent deferred sales charges received	1,761	2,736
Proceeds from sale of certain B-share-related future revenue	1,223	3,922
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(885)	9,516
Decrease in prepaid expenses and other assets	14,426	635
Decrease in accounts payable and accrued expenses	(17,203)	(15,937)
Increase in income taxes payable	1,079	1,479
(Decrease) increase in other liabilities	(17,581)	4,507

Net cash provided by operating activities	170,991	200,732

Investing Activities
Purchases of securities available for sale	(58,202)	(1,283)
Cash paid for business acquisitions	(46,127)	(24,079)
Cash paid for property and equipment	(5,126)	(9,964)
Cash paid for purchased loans	(44,343)	0
Proceeds from disposal of property and equipment	3,298	0
Proceeds from redemptions of securities available for sale	45,402	1

Net cash used by investing activities	(105,098)	(35,325)

Financing Activities
Dividends paid	(203,951)	(73,912)
Purchases of treasury stock	(9,289)	(18,806)
Distributions to noncontrolling interest in subsidiaries	(9,670)	(7,153)
Contributions from noncontrolling interest in subsidiaries	7,467	6,686
Proceeds from shareholders for share-based compensation	683	4,697
Excess tax benefits from share-based compensation	2,702	954
Proceeds from new borrowings – recourse	407,000	54,800
Proceeds from new borrowings – nonrecourse	271	861
Payments on debt – recourse	(118,625)	(102,371)
Payments on debt – nonrecourse	(7,383)	(15,600)
Other	(2,866)	0

Net cash provided (used) by financing activities	66,339	(149,844)

Net increase in cash and cash equivalents	132,232	15,563
Cash and cash equivalents, beginning of period	90,452	45,438

Cash and cash equivalents, end of period	$222,684	$61,001

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

(b) Deferred Sales Commissions – Self Financing

Federated began self-funding the sale of Class B shares of its sponsored mutual funds in March 2010. Accordingly, Federated capitalizes the upfront commissions related to these B-share sales as deferred sales commissions. The deferred sales commission asset is amortized over the estimated period of benefit of up to eight years. Distribution and shareholder service fees earned are recognized in the Consolidated Statements of Income over the life of the mutual fund share class. Contingent deferred sales charges collected on these share classes are used to reduce the deferred sales commission asset. As of September 30, 2010, Federated has funded $3.7 million in deferred sales commissions.

(c) Cash Flow Hedge

Federated holds an interest rate swap that qualifies for cash flow hedge accounting. Upon inception of a hedging relationship, Federated formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the nature of the risk being hedged. To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the cash flows of the hedged item. The effective portions of the change in the fair value of the derivative are reported as a component of Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets and subsequently reclassified to earnings in the period or periods during which the hedged transaction affects earnings. The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in earnings. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. If hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive (loss) income, net of tax will be recognized immediately into earnings. If hedge accounting is discontinued because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive (loss) income, net of tax up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive (loss) income, net of tax until the forecasted transaction affects earnings. See Note (7) and Note (12) for additional information on the fair value of the interest rate swap at September 30, 2010.

(d) Purchased Loans

Purchased loans, consisting primarily of syndicated, commercial, US dollar-denominated, floating-rate term loans, are recorded at fair value and included in Other current assets on the Consolidated Balance Sheets. Fair value of a purchased loan is determined using an independent, third-party pricing service that determines fair value based upon obtaining bid and ask prices from potential buyers and sellers. Federated is holding the purchased loans as an investment for current income and elected to use fair-value accounting as of the purchase date of the loans in order to account for the purchased loans in a manner similar to its accounting for trading securities. Interest income, which is calculated based on actual days elapsed in a 360-day year, is recorded in Investment income, net in the Consolidated Statements of Income. Changes in the fair values of purchased loans are recognized in Gain on securities, net in the Consolidated Statements of Income. See Note (7) and Note (10) for additional information on the fair value of the purchased loans held at September 30, 2010.

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

(c) On January 1, 2010, Federated adopted a new accounting standard regarding accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from authoritative guidance and also removes the exception previously under GAAP. This new accounting standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this new accounting standard did not have a material impact on its Consolidated Financial Statements as Federated was not involved with any transactions to transfer financial assets at the time of adoption.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

update affected disclosure only, the adoption of the update did not have an impact on Federated’s Consolidated Financial Statements.

(4) Business Combinations and Acquisitions

On September 20, 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). Pursuant to the definitive agreement signed on July 16, 2010, $11.0 billion of money market assets transitioned to Federated during the quarter ended September 30, 2010. To date, money market mutual fund assets in nine money market mutual funds managed by SunTrust’s RidgeWorth Capital Management were transitioned into eight existing Federated money market mutual funds with similar investment objectives in connection with the first in a series of closings. Federated expects two more closings to occur in November 2010 to complete the transition.

The transaction includes upfront cash payments that are expected to total up to $7 million, with $4.9 million paid as of September 30, 2010. The transaction also includes contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The contingent payments are not limited by any maximum amount. Based on asset levels of $14.5 billion, the additional payments would total approximately $27 million over five years. The actual amount of the contingent payments will vary based on asset levels and related net revenues. Management is unable to reasonably estimate a range of possible outcomes due to the wide range of possible flow-rate scenarios for the assets under management. The preliminary estimate of fair value of the total estimated consideration is $26.7 million. As of September 30, 2010, a liability of $21.8 million representing the fair value of future consideration payments was recorded in Other long-term liabilities (see Note (7)(a) for a discussion regarding the valuation methodology). This liability will be remeasured at each reporting date and changes in the fair value will be recognized in earnings.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired based upon preliminary estimates of fair values as of the acquisition date. Federated is currently completing its valuation to determine the fair value of the identifiable intangible assets and consideration associated with the SunTrust Acquisition. Although the preliminary results of the valuation are reflected in the Consolidated Financial Statements as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and the related footnotes, the final valuation results may require adjustments to this preliminary valuation and such adjustments may be material. The preliminary valuation results indicate that the purchase price is primarily assignable to a $26.7 million identifiable intangible asset with an indefinite life, which will be deductible for tax purposes.

The results of operations for the SunTrust Acquisition were included in Federated’s Consolidated Financial Statements beginning in September 2010 based on the date of the acquisition. The following table summarizes unaudited pro forma financial information assuming the SunTrust Acquisition occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect lower current levels of assets under management:

	(pro forma) Three Months Ended September 30,		(pro forma) Nine Months Ended September 30,
(in millions, except per share data)	2010	2009	2010	2009
Revenue	$249.7	$305.6	$735.4	$950.7
Net income attributable to Federated Investors, Inc.	$45.1	$60.4	$141.0	$157.2

Earnings per share – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$0.44	$0.59	$1.35	$1.53

The pro forma results include adjustments for the effect of acquisition-related expenses including transaction expenses and income tax expense.

(5) Concentration Risk

As of September 30, 2010, Federated has the following revenue concentrations:

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Revenue concentration by asset class – Approximately 50% of Federated’s total revenue for the nine months ended September 30, 2010 was attributable to money market managed assets. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, persistent declines in or prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

During the nine months ended September 30, 2010, fee waivers to maintain positive or zero net yields totaled $181.6 million and were partially offset by a related reduction in distribution expenses of $139.8 million such that the net impact to Federated was $41.8 million in reduced operating income. The impact of these fee waivers for the nine months ended September 30, 2010 was significantly more than the impact for the nine months ended September 30, 2009 with $63.1 million in waived fees, $43.8 million in reduced distribution expenses and a net impact on operating income of $19.3 million. Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and into 2011 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the fourth quarter 2010 may result in a net impact on operating income of approximately $11 million to $12 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

Revenue concentration by product – Approximately 11% and 12% of Federated’s total revenue for the three and nine months ended September 30, 2010, respectively, was derived from services provided to one sponsored fund (Federated Kaufmann Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

Revenue concentration by customer – Approximately 14% and 13% of Federated’s total revenue for the three and nine months ended September 30, 2010, respectively, was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or VIEs. In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to September 30, 2010 and December 31, 2009.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

From time to time, Federated invests in certain of these products for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of September 30, 2010 and December 31, 2009, Federated was the sole or majority investor in certain of these products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. Federated’s conclusion to consolidate a sponsored product may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. At September 30, 2010, the aggregate assets and liabilities of such entities that Federated consolidated were $25.6 million and $0.4 million, respectively, and Federated recorded $19.6 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2009, the aggregate assets and liabilities of such entities that Federated consolidated were $22.6 million and $0.5 million, respectively, and Federated recorded $13.9 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets. The liabilities of the products are primarily classified as Accounts payable and accrued expenses on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities. Neither creditors nor equity investors in the products have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these products for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2009). Federated has not provided financial support to any of these products outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

At September 30, 2010 and December 31, 2009, Federated was involved with certain VIEs in which it held a significant variable interest or was the sponsor that held a variable interest, but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	As of September 30, 2010			As of December 31, 2009
in millions	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Sponsored investment funds[1]	$262,606.0	$0	$280.5	$305,652.4	$0	$89.2
Collateralized debt obligations[2]	$17.3	$122.9	$0	$31.1	$127.3	$0
Equity investment	$7.0	$2.0	$7.5	$9.0	$4.9	$7.6

[1]

The unconsolidated VIE assets for the sponsored investment products represent total net assets under management for the related products. Of Federated’s $280.5 million invested in these products at September 30, 2010, $214.5 million represents investments in money market products included in Cash and cash equivalents, with the remaining $66.0 million included in Investments on the Consolidated Balance Sheets. Of Federated’s $89.2 million invested in these products at December 31, 2009, $81.6 million represents investments in money market products included in Cash and cash equivalents, with the remaining $7.6 million included in Investments on the Consolidated Balance Sheets.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

Collateralized Debt Obligations (CDOs) – At September 30, 2010 and December 31, 2009, Federated acted as the investment manager for two CDOs with assets under management of $17.3 million and $31.1 million, respectively, that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. These CDOs were not consolidated at September 30, 2010 or December 31, 2009. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the CDOs are partially collateralized by high yield bonds and had original expected maturities of ten to twelve years. Federated’s variable interests in the CDOs are limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDOs on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entities. Federated has not provided financial support to the CDOs.

Federated is not the primary beneficiary of these VIEs at September 30, 2010 or at December 31, 2009. Upon consideration of the new qualitative model prescribed by the FASB, Federated determined that as of January 1, 2010 and September 30, 2010, neither its equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to either of these entities. Therefore Federated has not consolidated these entities.

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

(7) Fair Value Measurements

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

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. In addition, pricing services may determine the fair value of equity securities traded principally in foreign markets when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable market data inputs.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010 Fair Value Measurements Using				December 31, 2009 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$222,684	$0	$0	$222,684	$90,452	$0	$0	$90,452
Available-for-sale equity securities[1]	65,995	0	0	65,995	7,591	0	0	7,591
Trading securities – equity[1]	3,594	16,720	0	20,314	4,536	12,966	0	17,502
Trading securities – debt[1]	850	6,067	0	6,917	267	6,178	0	6,445
Foreign currency forward contract[2]	0	232	0	232	0	0	0	0
Purchased loans[3]	0	3,882	0	3,882	0	0	0	0

Total financial assets	$293,123	$26,901	$0	$320,024	$102,846	$19,144	$0	$121,990

Financial Liabilities

Interest rate swap[4]	$0	$18,380	$0	$18,380	$0	$0	$0	$0
SunTrust Acquisition future consideration payments liability	0	0	21,846	21,846	0	0	0	0
Foreign currency forward contract[5]	0	1	0	1	0	154	0	154

Total financial liabilities	$0	$18,381	$21,846	$40,227	$0	$154	$0	$154

[1]	Amount included in Investments on the Consolidated Balance Sheets.
[2]	Amount included in Receivables – other on the Consolidated Balance Sheets.
[3]	Amount included in Other current assets on the Consolidated Balance Sheets. Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
[4]

Amount included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities.

[5]

Amount included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

The liability for future consideration payments related to the SunTrust Acquisition is recorded at fair value in Other long-term liabilities on the Consolidated Balance Sheet as of September 30, 2010. Management estimated the fair value of future consideration payments related to the SunTrust Acquisition based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management based on estimated net redemptions or sales; (2) expected net revenue per managed asset based generally on contract terms; and (3) a discount rate estimated at the current market rate of return.

Federated did not hold material investments in securities that were measured at fair value using significant unobservable market data inputs (Level 3) during the nine months ended September 30, 2010 or year ended December 31, 2009.

Between December 31, 2009 and September 30, 2010, there were no significant transfers between Level 2 and Level 1. From time to time, transfers between Levels 1 and 2 occur reflecting a change in whether pricing services were used to determine the fair value of equity securities traded principally in foreign markets based upon a determination by management that there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed or if quoted

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

market prices were used to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

With the exception of the aircraft that was classified as held for sale as of December 31, 2009 (and further discussed below), Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2010 or December 31, 2009.

(b) Fair Value Measurements on a Nonrecurring Basis

Since 2008, Federated has experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflect significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets have been tested for recoverability at various times over the last 18 months. In the first quarter 2009, as a result of management’s impairment testing, Federated recorded a $15.5 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income. In the second quarter 2010, management’s quarterly recoverability test of the carrying value of these intangible assets indicated that the carrying values were not fully recoverable. Cash flow projections at June 30, 2010 were lower than previous projections prepared in connection with this recoverability testing as a result of additional declines in assets under management due to market depreciation and net outflows. Management estimated the fair value of these intangible assets based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management; (2) expected revenue per managed asset; (3) direct operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying assets under management based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and direct operating expenses are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed growth rates in assets under management ranging from -100% to 9% over the cash-flow projection period. As a result of this fair value analysis, Federated recorded a $7.0 million impairment charge on the Consolidated Statements of Income, $5.6 million of which was included in Intangible asset impairment and amortization with the remainder in Other operating expenses. As a result, the related customer relationship intangible assets were written down to $4.3 million, the noncompete agreement included in Other intangible assets was written down to $1.6 million and the related fixed assets were written down to $1.4 million as of June 30, 2010. Intangible asset amortization expense for the succeeding 5 years will be reduced as a result of this impairment. See Note (9) for the revised successive five-year amortization table. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(8) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 included available-for-sale and trading securities. At September 30, 2010 and December 31, 2009, Federated held investments totaling $66.0 million and $7.6 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities.

Federated’s trading securities totaled $27.2 million and $23.9 million at September 30, 2010 and December 31, 2009, respectively. Federated consolidates certain sponsored products into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (6)). As a result, all investments held by these sponsored products were included in Federated’s Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 as trading securities. Federated’s trading investments primarily represented stocks of large- and mid-cap U.S. and international companies and investment-grade debt securities.

Available-for-sale securities were as follows:

	At September 30, 2010				At December 31, 2009
		Gross Unrealized		Estimated Market Value		Gross Unrealized		Estimated Market Value
(in thousands)	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity mutual funds	$47,362	$2,048	$(557)	$48,853	$2,301	$343	$0	$2,644
Fixed-income mutual funds	16,411	736	(5)	17,142	4,620	332	(5)	4,947

Total fluctuating-value mutual funds	$63,773	$2,784	$(562)	$65,995	$6,921	$675	$(5)	$7,591

During the first nine months of 2010, Federated invested $55.0 million of available cash in various sponsored equity and fixed-income mutual funds. As of September 30, 2010, unrealized losses of $0.6 million related primarily to equity investments with a fair value of $14.5 million, all of which were outstanding for less than 160 days.

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Unrealized gain (loss) on trading securities	$2,440	$1,477	$(75)	$2,606
Realized gains[1,3]	1,104	323	2,329	818
Realized losses[2,3]	(118)	(348)	(1,419)	(1,334)

Impairments	0	0	0	(386)

Gain on securities, net	$3,426	$1,452	$835	$1,704

[1]

Realized gains of $1,094 and $323 related to the disposal of trading securities for the three months ended September 30, 2010 and 2009, respectively. Realized gains of $10 and $0 related to the disposal of available-for-sale securities for the three months ended September 30, 2010 and 2009, respectively. Realized gains of $2,294 and $786 related to the disposal of trading securities for the nine months ended September 30, 2010 and 2009, respectively. Realized gains of $35 and $32 related to the disposal of available-for-sale securities for the nine months ended September 30, 2010 and 2009, respectively.

[2]

Realized losses of $118 and $348 related to the disposal of trading securities for the three months ended September 30, 2010 and 2009, respectively. Realized losses of $1,417 and $1,334 related to the disposal of trading securities for the nine months ended September 30, 2010 and 2009, respectively.

[3]	Realized gains and losses are computed on a specific-identification basis.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Intangible Assets and Goodwill

Federated’s identifiable intangible assets consisted of the following at September 30:

	September 30, 2010			December 31, 2009
(in thousands)	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Finite-lived intangible assets:
Customer relationships[1]	$130,539	$(109,781)	$20,758	$134,869	$(100,710)	$34,159
Noncompete agreements[2]	12,837	(8,494)	4,343	14,396	(6,932)	7,464

Total finite-lived intangible assets[3]	143,376	(118,275)	25,101	149,265	(107,642)	41,623

Indefinite-lived intangible assets:
Renewable investment advisory rights	64,500	N/A	64,500	37,800	N/A	37,800
Trade names	1,900	N/A	1,900	1,900	N/A	1,900

Total indefinite-lived intangible assets	66,400	N/A	66,400	39,700	N/A	39,700

Total identifiable intangible assets	$209,776	$(118,275)	$91,501	$188,965	$(107,642)	$81,323

[1]	Weighted average amortization period of 9.6 years as of September 30, 2010
[2]	Weighted average amortization period of 7.0 years as of September 30, 2010
[3]	Weighted average amortization period of 9.4 years as of September 30, 2010

The decrease of $5.9 million in the cost of the Total finite-lived intangible assets at September 30, 2010 as compared to December 31, 2009 primarily relates to a $5.6 million impairment charge recorded in the second quarter of 2010. See Note (7)(b) for additional information on the impairment.

The increase of $26.7 million in the cost of the Renewable investment advisory rights indefinite-lived intangible assets at September 30, 2010, as compared to December 31, 2009, reflects the purchase price related to the SunTrust Acquisition. See Note (4) for additional information.

Amortization expense for identifiable intangible assets for the three- and nine-month periods ended September 30, 2010 was $3.4 million and $10.9 million, respectively, and $4.0 million and $12.6 million, respectively, for the same periods of 2009. This expense was included in Intangible asset impairment and amortization on the Consolidated Statements of Income for each period.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

(in millions)	For the years ending December 31,
2010	$14.3
2011	$7.5
2012	$3.9
2013	$3.1
2014	$2.4

Goodwill at September 30, 2010 and December 31, 2009 was $609.8 million and $581.7 million, respectively. During the first nine months of 2010, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($6.8 million) and the 2008 acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition) ($19.4 million). See Note (16)(a) for additional information.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(10) Purchased Loans

During the second quarter 2010, Federated began investing in syndicated, commercial, US dollar-denominated, floating-rate term loans. During the third quarter 2010, Federated transferred $43.4 million in purchased loans and $2.7 million in cash into a new Federated sponsored fund in exchange for shares of the fund. This transfer of assets was recorded as a sale for accounting purposes given that the loans were legally isolated from Federated, the Federated sponsored fund has the right to pledge or exchange the loans and Federated has not maintained effective control over the transferred loans. Federated recorded $0.6 million in Gain on securities, net on the Consolidated Statements of Income as a result of the sale of these loans. As of September 30, 2010, the fair value of the remaining purchased loans, which totaled $3.9 million, was included in Other current assets on the Consolidated Balance Sheets. Of this amount, purchases of $2.8 million had not settled as of September 30, 2010; therefore, an offsetting amount was recorded in Other current liabilities on the Consolidated Balance Sheets. The aggregate unpaid principal balance on the purchased loans approximated fair value as of September 30, 2010. As of September 30, 2010, there were no defaults on any of the remaining purchased loans.

(11) Other Current Liabilities

Federated’s Other current liabilities at September 30, 2010 included an accrual of $19.4 million related to the second anniversary contingent purchase price payment for the Prudent Bear Acquisition, which is payable no later than March 2011 (see Note (16)(a) for additional information), $18.4 million related to the interest rate swap (see Note (12) for additional information) and $2.8 million related to unsettled purchased loans (see Note (10) for additional information).

Federated’s Other current liabilities at December 31, 2009 included an accrual of $28.9 million related to the contingent purchase price payments for the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) which was paid in April 2010. The final payment for the Alliance Acquisition of $3.3 million was paid in July 2010. Also included in Other current liabilities at December 31, 2009 was $20.8 million related to insurance proceeds for claims submitted to cover costs associated with the government investigations into past mutual fund trading practices and related legal proceedings (see Note (16)(c)). The retention of these advance insurance payments was contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim was denied, Federated would have been required to repay all or a portion of these advance payments. During the second quarter 2010, Federated received an additional $4.2 million in related insurance proceeds and received final approvals by the insurance carrier for $25 million of claims. Accordingly, $25 million of proceeds were recognized on the Consolidated Statements of Income for the second quarter 2010 as reductions to the operating expense line items originally charged.

(12) Recourse Debt and Interest Rate Swap

Recourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maturity Date	September 30, 2010	December 31, 2009
	2010[1]	2009[2]
Term Loan	4.396%	1.72%	April 1, 2015	$414,375	$126,000
Less: Short-term debt – recourse				42,500	21,000

Long-term debt – recourse				$371,875	$105,000

[1]	As of September 30, 2010; See additional information below regarding the interest rate fixed at 4.396% in connection with the interest rate swap.
[2]	As of December 31, 2009

During the second quarter 2010, Federated entered into a five-year $425 million amended and restated term loan credit agreement by and among Federated, certain of its subsidiaries and a syndicate of 22 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Term Loan).

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

During the first quarter 2010, Federated entered into an interest rate swap to hedge its interest rate risk associated with the $425 million Term Loan (the Swap). The Swap, which became effective in the second quarter 2010, had an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on the London Interbank Offering Rate (LIBOR) plus a spread and makes payments based on an annual fixed rate of 4.396%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements will be recorded as adjustments to Debt expense – recourse on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at September 30, 2010 was a liability of $18.4 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets at September 30, 2010. During the next twelve months management expects to charge $8.2 million of this after-tax loss to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 4.396%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to September 30, 2010 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the three- and nine-month periods ended September 30, 2010, $2.2 million and $4.3 million, respectively, were charged to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 4.396%.

In addition, as of September 30, 2010 and December 31, 2009, all of Federated’s $200 million Revolving Credit Facility was available for borrowings.

(13) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2010, Federated awarded 352,879 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. Federated awarded 1,155,136 shares of restricted Federated Class B common stock under its Stock Incentive Plan to employees during 2009.

(b) Stock Options

During the first nine months of 2010, 51,900 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2009 totaled 345,275.

(c) Non-management Director Award

During the first nine months of 2010, Federated awarded 6,000 shares of Federated Class B common stock to non-management directors. During 2009, Federated awarded 12,000 fully vested stock options to non-management directors.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(14) Equity

During 2008, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back as many as 5 million shares of Class B common stock. No other programs existed as of September 30, 2010. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock will be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the first nine months of 2010, Federated repurchased 0.4 million shares of common stock for $9.3 million, the majority of which were repurchased in the open market and the remainder of which were repurchased in connection with employee separations and were not counted against the board-approved share repurchase program. At September 30, 2010, 3.8 million shares remain available to be purchased under the current buyback program.

(15) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator – Basic
Net income attributable to Federated Investors, Inc.	$43,056	$56,986	$132,713	$145,394

Less: Total income available to participating unvested restricted shareholders[1]	(1,251)	(1,436)	(5,766)	(3,514)

Total net income attributable to Federated Common Stock[2]	$41,805	$55,550	$126,947	$141,880

Numerator – Diluted
Net income attributable to Federated Investors, Inc.	$43,056	$56,986	$132,713	$145,394
Less: Total income available to participating unvested restricted shareholders[1]	(1,251)	(1,435)	(5,766)	(3,512)

Total net income attributable to Federated Common Stock[2]	$41,805	$55,551	$126,947	$141,882

Denominator
Basic weighted-average common shares outstanding	99,916	99,958	99,907	99,976
Dilutive potential shares from stock options	38	128	84	120

Diluted weighted-average common shares outstanding	99,954	100,086	99,991	100,096

Earnings per Share
Net income attributable to Federated Common Stock – Basic[2]	$0.42	$0.56	$1.27	$1.42

Net income attributable to Federated Common Stock – Diluted[2]	$0.42	$0.56	$1.27	$1.42

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

For the three- and nine-month periods ended September 30, 2010, 3.4 million and 2.9 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and nine-month periods ended September 30, 2009, 1.9 million and 2.9 million stock option awards, respectively, were outstanding, but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(16) Commitments and Contingencies

(a) Contractual

As part of the SunTrust Acquisition, Federated is required to make contingent purchase price payments over the five-year period following the acquisition date. The contingent purchase price payments will be calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. Based on asset levels of $14.5 billion, the additional payments would total approximately $27 million over five years. The actual amount of the contingent payments will vary based on asset levels and related net revenues. Management is unable to reasonably estimate a range of possible outcomes due to the wide range of possible flow-rate scenarios for the assets under management. As of September 30, 2010, a liability of $21.8 million representing the fair value of future consideration payments was recorded in Other long-term liabilities (see Note (7)(a) for a discussion regarding the valuation methodology). This liability will be remeasured at each reporting date and changes in the fair value will be recognized in earnings.

As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved. The first contingent purchase price payment of $5.1 million was paid in the first quarter of 2010. As of September 30, 2010, $19.4 million was accrued for the second anniversary year payment expected to be made as early as Q4 2010 but no later than March 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first payment related to the anniversary year ended in December 2009. As such, no amounts were accrued in 2009 or paid in 2010. No amounts were accrued as of September 30, 2010 for the second anniversary year ending in December 2010.

As part of the Alliance Acquisition, Federated was required to make contingent purchase price payments over a five-year period following the acquisition date. These payments were primarily calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. Contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million, $19.8 million and $32.4 million were paid in the second quarters of 2006, 2007, 2008, 2009, and 2010, respectively. In addition, a final contingent purchase payment of $3.3 million was paid in the third quarter 2010. Contingent payments were recorded as additional goodwill at the time the related contingency was resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2010, $2.5 million was paid in semi-annual contingent purchase price payments, $0.6 million was accrued related to future semi-annual contingent purchase price payments and $1.1 million was accrued with regard to the first form of contingent payment payable in the fourth quarter 2010. Both of these future payments were accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2010, the maximum bonus payable over the remaining terms of the contracts approximates $91 million, none of which would be payable in the remainder of 2010. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, $0.1 million

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

(c) Past Mutual Fund Trading Issues and Related Legal Proceedings

During the fourth quarter 2005, Federated entered into settlement agreements with the SEC and New York State Attorney General to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated Funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the nine months ended September 30, 2010 and 2009, these fee reductions were approximately $2 million.

Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. Without admitting the validity of any claim, Federated reached a settlement with the plaintiffs in these pending cases. The settlement was accrued in a prior period and the accrual was not material to the Consolidated Financial Statements. A hearing to address final approval of the settlement was held on October 21 and October 22, 2010. The Court entered an order granting final approval of the settlement on October 25, 2010.

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

The Consolidated Financial Statements for the nine-month periods ended September 30, 2010 and 2009 reflect $7.9 million and $8.9 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement,

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

(d) Other Legal Proceedings

Federated has other claims asserted and threatened against it in the ordinary course of business. As of September 30, 2010, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(17) Subsequent Events

On October 28, 2010, the board of directors declared a $0.24 per share dividend to shareholders of record as of November 8, 2010 to be paid on November 15, 2010.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $341 billion in managed assets as of September 30, 2010. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at September 30, 2010 attributable to such markets are as follows: wealth management and trust (49%), broker/dealer (30%) and global institutional (18%).

Investment advisory fees, administrative service fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, rates charged for advisory services provided to equity products are higher than rates charged on money market and fixed-income products and liquidation portfolios. Likewise, mutual funds typically have a higher fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements (including settlement-related waivers (see Note (16)(c) to the Consolidated Financial Statements)) or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of its fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the party receiving the payment and are recorded on the Consolidated Statements of Income as a distribution expense.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services generally depends upon the number of plan participants, which may vary as a result of sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include distribution expenses and compensation and related costs, which represent fixed and variable compensation and related employee benefits. Certain of these expenses are dependent upon sales, product performance, levels of assets, asset mix and management’s willingness to continue fee waivers to maintain positive or zero net yields.

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

Business Developments

Continuing Disruption in Global Financial Markets

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

During the nine months ended September 30, 2010, fee waivers to maintain positive or zero net yields totaled $181.6 million and were partially offset by a related reduction in distribution expenses of $139.8 million such that the net impact to Federated was $41.8 million in reduced operating income. The impact of these fee waivers for the nine months ended September 30, 2010 was significantly more than the impact for the nine months ended September 30, 2009 with $63.1 million in waived fees, $43.8 million in reduced distribution expenses and a net impact on operating income of $19.3 million. Conversely, the net impact of these fee waivers on operating income for the quarter ended September 30, 2010 ($11.0 million) was less than in the fourth quarter 2009 ($14.9 million), the first quarter 2010 ($17.8 million) and the second quarter 2010 ($13.0 million). Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and into 2011 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the fourth quarter 2010 may result in a net impact on operating income of approximately $11 million to $12 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

For the nine months ended September 30, 2010, approximately 50% of Federated’s total revenue was attributable to money market managed assets as compared to 67% for the same period of 2009. A significant change in Federated’s money market business or a significant reduction in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Business Combinations and Acquisitions

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). Pursuant to the definitive agreement signed on July 16, 2010, $11.0 billion of money market assets transitioned to Federated as of September 30, 2010. To date, money market mutual fund assets in nine money market mutual funds managed by SunTrust’s RidgeWorth Capital Management were transitioned into eight existing Federated money market mutual funds with similar investment objectives in connection with the first in a series of closings. Federated expects two more closings to occur in November 2010 to complete the transition.

The transaction includes upfront cash payments that are expected to total up to $7 million, with $4.9 million paid as of September 30, 2010. The transaction also includes contingent purchase price payments payable over five years. The contingent purchase price payments will be calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The contingent payments are not limited by any maximum amount. Based on asset levels of $14.5 billion, the additional contingent payments would total approximately $27 million over five years. The actual amount of the contingent payments will vary based on asset levels and related net revenues. Management is unable to reasonably estimate a range of possible outcomes due to the wide range of possible flow-rate scenarios for the assets under management. As of September 30, 2010, a liability of $21.8 million representing the fair value of future consideration payments was recorded in Other long-term

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

liabilities (see Note (7)(a) for a discussion regarding the valuation methodology). This liability will be remeasured at each reporting date and changes in the fair value will be recognized in earnings.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired based upon preliminary estimates of fair values as of the acquisition date. Federated is currently completing its valuation to determine the fair value of the identifiable intangible assets and consideration associated with the SunTrust Acquisition. Although the preliminary results of the valuation are reflected in the Consolidated Financial Statements as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and the related footnotes, the final valuation results may require adjustments to this preliminary valuation and such adjustments may be material. See Note (4) and Note (16)(a) to the Consolidated Financial Statements for additional information on this acquisition and the related contingent payments.

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

Amended and Restated Term Loan and Interest Rate Swap

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

The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). During the first quarter 2010, Federated entered into an interest rate swap transaction (the Swap) which became effective in the second quarter 2010, to hedge its interest rate risk associated with the Term Loan. The Swap had an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 4.396%. The Term Loan qualifies for modification accounting treatment. Accordingly, closing costs of $2.8 million were capitalized in the second quarter 2010 and are being amortized over the 5-year term of the loan.

Asset Impairments

Since 2008, Federated has experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflect significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets have been tested for recoverability at various times over the last 18 months. In the first quarter 2009, as a result of management’s impairment testing, Federated recorded a $15.5 million impairment charge in Intangible asset impairment and amortization on the Consolidated Statements of Income. As of June 30, 2010, management’s quarterly recoverability test of the carrying value of

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

these intangible assets indicated that the carrying values were not fully recoverable. Cash flow projections at June 30, 2010 were lower than previous projections prepared in connection with this recoverability testing as a result of additional declines in assets under management due to market depreciation and net outflows. Management estimated the fair value of these intangible assets based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). See Note (7) to the Consolidated Financial Statements for additional information. Such inputs included (1) an estimated rate of change for underlying assets under management; (2) expected revenue per managed asset; (3) direct operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying assets under management based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and direct operating expenses are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed growth rates in assets under management ranging from -100% to 9% over the cash-flow projection period. In the second quarter 2010, as a result of management’s impairment testing, Federated recorded a $7.0 million impairment charge on the Consolidated Statements of Income, $5.6 million of which was included in Intangible asset impairment and amortization with the remainder in Other operating expenses. As a result, the related customer relationship intangible assets were written down to $4.3 million, the noncompete agreement included in Other intangible assets was written down to $1.6 million and the related fixed assets were written down to $1.4 million as of June 30, 2010. Intangible asset amortization expense for the succeeding 5 years will be reduced as a result of this impairment. See Note (9) for the revised successive five-year amortization table. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

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

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2010	2009
By Asset Class
Money market	$260,899	$318,064	(18%)
Fixed-income	40,174	32,039	25%
Equity	29,133	29,124	0%
Liquidation portfolios[1]	11,071	13,073	(15%)

Total managed assets	$341,277	$392,300	(13%)

By Product Type
Funds:
Money market	$233,611	$287,634	(19%)
Fixed-income	32,211	26,960	19%
Equity	21,325	20,350	5%

Total mutual fund assets	$287,147	$334,944	(14%)

Separate Accounts:
Money market	$27,288	$30,430	(10%)
Fixed-income	7,963	5,079	57%
Equity	7,808	8,774	(11%)

Total separate account assets	$43,059	$44,283	(3%)

Liquidation Portfolios[1]	$11,071	$13,073	(15%)

Total managed assets	$341,277	$392,300	(13%)

Average Managed Assets

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(in millions)	2010	2009		2010	2009
By Asset Class
Money market	$260,098	$336,530	(23%)	$270,276	$353,434	(24%)
Fixed-income	39,192	30,376	29%	36,691	27,190	35%
Equity	28,033	27,872	1%	28,769	25,793	12%
Liquidation portfolios[1]	11,313	13,370	(15%)	11,797	4,994	136%

Total average managed assets	$338,636	$408,148	(17%)	$347,533	$411,411	(16%)

By Product Type
Funds:
Money market	$232,230	$304,959	(24%)	$239,523	$320,511	(25%)
Fixed-income	31,491	25,499	23%	30,362	22,684	34%
Equity	20,411	19,215	6%	20,657	17,558	18%

Total average mutual fund assets	$284,132	$349,673	(19%)	$290,542	$360,753	(19%)

Separate Accounts:
Money market	$27,868	$31,571	(12%)	$30,753	$32,923	(7%)
Fixed-income	7,701	4,877	58%	6,329	4,506	40%
Equity	7,622	8,657	(12%)	8,112	8,235	(1%)

Total average separate account assets	$43,191	$45,105	(4%)	$45,194	$45,664	(1%)

Liquidation Portfolios[1]	$11,313	$13,370	(15%)	$11,797	$4,994	136%

Total average managed assets	$338,636	$408,148	(17%)	$347,533	$411,411	(16%)

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

Changes in Fixed-Income and Equity Fund Managed Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Fixed-Income Funds
Beginning assets	$30,651	$24,100	$28,427	$19,321

Sales	3,655	4,789	11,775	12,537
Redemptions	(2,829)	(2,971)	(9,393)	(6,978)

Net sales	826	1,818	2,382	5,559
Net exchanges	20	53	51	101
Market gains and losses/reinvestments[1]	714	989	1,351	1,979

Ending assets	$32,211	$26,960	$32,211	$26,960

Equity Funds
Beginning assets	$19,344	$17,966	$20,960	$17,562

Sales	1,639	1,503	4,532	4,005
Redemptions	(1,582)	(1,377)	(5,104)	(4,119)

Net sales (redemptions)	57	126	(572)	(114)
Net exchanges	(31)	(12)	(54)	(79)
Acquisition-related	0	257	0	257
Market gains and losses/reinvestments[1]	1,955	2,013	991	2,724

Ending assets	$21,325	$20,350	$21,325	$20,350

[1]

Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Fixed-Income Separate Accounts
Beginning assets	$7,361	$4,583	$5,360	$4,165

Sales[2]	530	—	3,289	—
Redemptions[2]	(244)	—	(1,078)	—

Net sales[2]	286	188	2,211	269
Market gains and losses/reinvestments[3]	316	308	392	645

Ending assets	$7,963	$5,079	$7,963	$5,079

Equity Separate Accounts
Beginning assets	$7,470	$8,245	$8,713	$9,099

Sales[2]	522	—	1,225	—
Redemptions[2]	(975)	—	(2,389)	—

Net redemptions[2]	(453)	(281)	(1,164)	(1,096)
Net exchanges	9	20	31	70
Acquisition-related	0	(257)	0	(257)
Market gains and losses/reinvestments[3]	782	1,047	228	958

Ending assets	$7,808	$8,774	$7,808	$8,774

Liquidation Portfolios
Beginning assets	$11,491	$556	$12,596	$1,505

Sales[2]	3	—	10	—
Redemptions[2]	(423)	—	(1,535)	—

Net (redemptions) sales[2]	(420)	12,516	(1,525)	11,563
Market gains and losses/reinvestments[3]	0	1	0	5

Ending assets	$11,071	$13,073	$11,071	$13,073

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2010	2009	2010	2009
By Asset Class
Money market assets	78%	86%	50%	67%
Fixed-income assets	11%	7%	18%	11%
Equity assets	8%	6%	31%	21%
Liquidation portfolios	3%	1%	—	—
Other activities	N/A	N/A	1%	1%

By Product Type
Funds:
Money market assets	69%	78%	49%	66%
Fixed-income assets	9%	6%	17%	10%
Equity assets	6%	4%	27%	18%
Separate Accounts:
Money market assets	9%	8%	1%	1%
Fixed-income assets	2%	1%	1%	1%
Equity assets	2%	2%	4%	3%
Liquidation Portfolios	3%	1%	—	—
Other activities	N/A	N/A	1%	1%

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

September 30, 2010 period-end managed assets decreased 13% over period-end managed assets at September 30, 2009 and average managed assets for the three- and nine-month periods ended September 30, 2010 decreased 17% and 16%, respectively, over average managed assets for the same periods in 2009 primarily as a result of decreases in money market assets, partially offset by increases in fixed-income assets. Period-end money market assets at September 30, 2010 decreased 18% as compared to September 30, 2009. Average money market assets decreased 23% and 24% for the three- and nine-month periods ended September 30, 2010 as compared to the same periods in 2009.

Period-end fixed-income assets at September 30, 2010 increased 25% as compared to September 30, 2009 and average fixed-income assets for the three- and nine-month periods ended September 30, 2010, increased 29% and 35%, respectively, as compared to the same periods in 2009 primarily due to positive net sales and, to a lesser extent, market appreciation. Period-end equity assets at September 30, 2010 remained flat as compared to September 30, 2009 and average equity assets for the three- and nine-month periods ended September 30, 2010 increased 1% and 12%, respectively, as compared to the same periods in 2009 primarily due to market appreciation. As expected, liquidation portfolios at September 30, 2010 decreased 15% as compared to September 30, 2009 and average assets in liquidation portfolios decreased 15% for the three-month period ended September 30, 2010 as compared to the same period in 2009 due to the gradual liquidation of the portfolio. Average assets in liquidation portfolios increased significantly for the nine-month period ended September 30, 2010 as compared to the

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

same period of 2009 primarily due to the selection of Federated to advise a multi-billion-dollar portfolio in the third quarter 2009.

Results of Operations

Revenue. Revenue for the three- and nine-month periods ended September 30 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2010	2009	Change	Percent Change	2010	2009	Change	Percent Change
Revenue from managed assets	$240.3	$291.9	$(51.6)	(18%)	$700.8	$906.2	$(205.4)	(23%)
Revenue from sources other than managed assets	1.9	1.7	0.2	12%	5.8	4.9	0.9	18%

Total revenue	$242.2	$293.6	$(51.4)	(18%)	$706.6	$911.1	(204.5)	(22%)

Revenue from managed assets decreased $51.6 million for the three-month period ended September 30, 2010 as compared to the same period in 2009 primarily due to a decrease of $42.9 million resulting from a decrease in average money market managed assets and an increase of $17.3 million in voluntary fee waivers by certain money market funds in order to maintain positive or zero net yields. See Business Developments - Continuing Disruption in Global Financial Markets for additional information on the fee waivers to maintain positive or zero net yields along with the related offsetting reduction in expense and the net impact on operating income. The decrease in revenue was partially offset by an increase in revenue of $8.8 million due to an increase in average fixed-income managed assets and an increase of $2.1 million due to an increase average equity managed assets.

Revenue from managed assets decreased $205.4 million for the nine-month period ended September 30, 2010 as compared to the same period in 2009 primarily due to a decrease of $149.8 million resulting from a decrease in average money market managed assets and an increase of $118.5 million in voluntary fee waivers by certain money market funds in order to maintain positive or zero net yields. The decrease in revenue was partially offset by an increase in revenue of $34.3 million due to an increase in average fixed-income managed assets and an increase of $29.2 million due to an increase average equity managed assets.

For the nine-month period ended September 30, 2010, Federated’s ratio of revenue from managed assets to average managed assets was 0.27% as compared to 0.29% for the same period of 2009. The decrease in the rate was primarily due to the significant increase in voluntary fee waivers to maintain positive or zero net yields.

Operating Expenses. Operating expenses are set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2010	2009	Change	Percent Change	2010	2009	Change	Percent Change
Distribution	$68.8	$95.9	$(27.1)	(28%)	$190.1	$333.3	$(143.2)	(43%)
Compensation and related	61.4	62.2	(0.8)	(1%)	186.5	192.1	(5.6)	(3%)
Professional service fees	9.4	10.1	(0.7)	(7%)	9.6	29.9	(20.3)	(68%)
Intangible asset impairment and amortization	3.4	4.0	(0.6)	(15%)	16.5	28.7	(12.2)	(43%)
All other	24.1	26.7	(2.6)	(10%)	73.2	84.3	(11.1)	(13%)

Total operating expenses	$167.1	$198.9	$(31.8)	(16%)	$475.9	$668.3	$(192.4)	(29%)

Total operating expenses for the three-month period ended September 30, 2010 decreased $31.8 million compared to the same period in 2009. Distribution expense decreased $27.1 million primarily due to a $14.9 million decrease compared to the same period of the prior year associated with maintaining positive or zero net yields in certain money market funds and a $14.0 million decrease related to decreased average money market managed assets in the third quarter 2010 as compared to the same period in 2009.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Total operating expenses for the nine-month period ended September 30, 2010 decreased $192.4 million compared to the same period in 2009. Distribution expense decreased $143.2 million primarily due to a $96.0 million decrease compared to the same period of the prior year associated with maintaining positive or zero net yields in certain money market funds and a $55.3 million decrease related to decreased average money market managed assets in the first nine months of 2010 as compared to the same period in 2009. Professional service fees decreased $20.3 million due primarily to the recognition of $21.6 million in insurance recoveries for certain legal defense costs primarily for civil lawsuits brought against Federated related to excessive fees, late-day trading and market timing. See Contractual Obligations and Contingent Liabilities – Past Mutual Fund Trading Issues and Related Legal Proceedings for more information regarding these lawsuits and Business Developments – Recognition of Insurance Proceeds for additional information on the insurance recoveries. Intangible asset impairment and amortization decreased $12.2 million due primarily to the decrease in impairments of certain intangible assets in the first nine months of 2010 as compared to the same period in 2009. See Business Developments – Asset Impairments for additional information.

Nonoperating Income (Expenses). Nonoperating expenses, net increased $0.7 million for the three months ended September 30, 2010 as compared to the same period in 2009 due primarily to a $3.8 million increase in Debt expense – recourse related to increased borrowings in 2010 (see Business Developments - Amended and Restated Term Loan and Interest Rate Swap for additional information) partially offset by a $2.0 million increase in Gain on securities, net in the third quarter 2010 compared to the third quarter of 2009, related primarily to investments held by the consolidated sponsored investment products, (see Net Income attributable to Noncontrolling Interests in Subsidiaries below for related offset).

Nonoperating expenses, net increased $5.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due primarily to a $6.8 million increase in Debt expense – recourse related to increased borrowings in 2010 (see Business Developments - Amended and Restated Term Loan and Interest Rate Swap for additional information).

Income Taxes. The income tax provision decreased $8.1 million for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower income before income taxes. The effective tax rate was 35.5% for the three-month period ended September 30, 2010 as compared to 36.5% for the same period in 2009, primarily due to the third quarter 2009 increase in deferred tax expense to record a valuation allowance on certain deferred tax assets.

The income tax provision decreased $4.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower income before income taxes. The effective tax rate was 37.0% for the nine-month period ended September 30, 2010 as compared to 36.1% for the same period in 2009 primarily due to the impact of increased state taxes.

Net Income attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries increased $1.7 million for the three months ended September 30, 2010 as compared to the same period last year primarily as a result of gains on the value of certain securities held by the consolidated sponsored investment products.

Net Income attributable to Federated Investors, Inc. Net income decreased $13.9 million for the three months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended September 30, 2010 decreased $0.14 as compared to the same period of 2009 primarily due to decreased net income attributable to Federated.

Net income decreased $12.7 million for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the nine months ended September 30, 2010 decreased $0.15 as compared to the same period of 2009 due primarily to decreased net income attributable to Federated. See Note (15) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2010, liquid assets, consisting of cash and cash equivalents, marketable security investments and receivables, totaled $336.5 million as compared to $141.6 million at December 31, 2009. The increase of $194.9 million primarily reflects an increase of $132.2 million in Cash and cash equivalents which was attributable to the following significant items:

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $171.0 million for the nine months ended September 30, 2010 as compared to $200.7 million for the same period in 2009. The decrease of $29.7 million was

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

primarily due to timing differences of $20.4 million in the cash settlement of assets and liabilities and a $13.3 million decrease in net income including noncontrolling interests in subsidiaries.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2010, Federated used $105.1 million for investing activities, which included $58.2 million in cash paid for purchases of securities available for sale, $46.1 million in cash paid in connection with purchase price payments for current and prior year business acquisitions and $44.3 million in cash paid for purchases of loans partially offset by $45.4 million of proceeds from sales of securities available for sale.

Cash Provided (Used) by Financing Activities. During the nine-month period ended September 30, 2010, cash provided by financing activities was $66.3 million. During the first nine months of 2010, Federated borrowed an additional $309.5 million and $97.5 million in connection with the Term Loan and its $200 million revolving credit facility, respectively. In addition, during the first nine months of 2010, Federated repaid $97.5 million and $21.1 million in connection with its $200 million revolving credit facility and its Term Loan, respectively. See Note (12) to the Consolidated Financial Statements for more information on Recourse debt. During the first nine months of 2010, Federated also paid $204.0 million or a total of $1.98 per share in dividends to holders of its common shares.

Borrowings. In 2008, Federated entered into a $140 million term loan. In the second quarter 2010, Federated amended and restated this loan. See Business Developments – Amended and Restated Term Loan and Interest Rate Swap for additional information. During 2009, Federated repaid $14 million of its borrowings on this loan and made $21.1 million in principal payments during the first nine months of 2010.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (Revolving Credit Facility). As of September 30, 2010, Federated had $200 million available for borrowings on the Revolving Credit Facility. See Note (12) to the Consolidated Financial Statements for more information on Recourse debt.

Proceeds from the debt facilities have been used for general corporate purposes including cash payments related to acquisitions, quarterly dividends and share repurchase programs.

Both the Revolving Credit Facility and the Term Loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and leverage ratio covenants (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Both the Revolving Credit Facility and the Term Loan have an interest coverage ratio covenant of at least 4 to 1, and as of September 30, 2010, the interest coverage ratio was 36.10 to 1. The Revolving Credit Facility and the Term Loan have leverage ratio covenants of no more than 2 to 1 and no more than 2.5 to 1, respectively. As of September 30, 2010, the leverage ratios for the Revolving Credit Facility and the Term Loan were 1.14 to 1 and 1.09 to 1, respectively. Federated was in compliance with its interest coverage and leverage ratios at and during the nine months ended September 30, 2010. Each of the Revolving Credit Facility, Term Loan and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include funding distribution expenditures, paying incentive and base compensation, repaying recourse debt obligations, paying shareholder dividends, funding business acquisitions, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase. Resolution of the matters previously described regarding past mutual fund trading issues and related legal proceedings, including the excessive fee cases could result in payments which may have a material impact on Federated’s liquidity, capital resources and results of operations.

On October 28, 2010, the board of directors declared a $0.24 per share dividend to shareholders of record as of November 8, 2010 to be paid on November 15, 2010.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, the proceeds from the Term Loan, its remaining borrowing capacity under the Revolving Credit Facility and its ability to obtain additional financing

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Management may choose to borrow additional amounts up to the maximum available under the Revolving Credit Facility which could cause total outstanding borrowings to total as much as $604 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prepaid expenses at September 30, 2010 decreased $13.5 million from December 31, 2009 primarily as a result of a decrease in prepaid taxes due to the application of the prior year overpayments to offset current year estimated tax payment requirements.

Goodwill at September 30, 2010 increased $28.1 million from December 31, 2009. During the first nine months of 2010, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2008 acquisition of the certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition) ($19.4 million) and the 2005 acquisition of the cash management business of Alliance Capital Management L.P. (Alliance Acquisition) ($6.8 million). See Note (16)(a) to the Consolidated Financial Statements for additional information. As of September 30, 2010, Federated’s market capitalization exceeded the recorded goodwill balance by more than 250%.

Other long-term liabilities at September 30, 2010 increased $19.9 million from December 31, 2009 primarily as a result of the liability for future consideration payments related to the SunTrust Acquisition recorded at a fair value of $21.8 million. See Note (4) and Note (7)(a) to the Consolidated Financial Statements for additional information.

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. As disclosed in Federated’s 2009 Annual Report on Form 10-K, Federated’s contractual obligations consist of payments related to long-term debt and related interest expense, among other obligations. Due to the recent changes as described in the section entitled Business Developments – Amended and Restated Term Loan and Interest Rate Swap, Federated has updated contractual obligation information related to its new long-term debt obligations. As of September 30, 2010, payments due for the remainder of 2010 approximate $15 million; 2011-2012: $117 million; 2013-2014: $214 million; and 2015: $129 million. Amounts include principal and interest payments. The interest payments reflect the fixed rate of 4.396% in effect under the Swap.

Contingent Liabilities and Payments. As part of the SunTrust Acquisition, Federated is required to make contingent purchase price payments over the five-year period following the acquisition date. The contingent purchase price payments will be calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. Based on asset levels of $14.5 billion, the additional payments would total approximately $27 million over five years. The actual amount of the contingent payments will vary based on asset levels and related net revenues. Management is unable to reasonably estimate a range of possible outcomes due to the wide range of possible flow-rate scenarios for the assets under management. As of September 30, 2010, a liability of $21.8 million representing the fair value of future consideration payments was recorded in Other long-term liabilities (see Note (7)(a) for a discussion regarding the valuation methodology). This liability will be remeasured at each reporting date and changes in the fair value will be recognized in earnings.

As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments, which could total as much as $99.5 million, will be recorded as additional goodwill at the time the contingency is resolved. The first contingent purchase price payment of $5.1 million was paid in the first quarter of 2010. As of September 30, 2010, $19.4 million was accrued for the second anniversary year payment expected to be made as early as Q4 2010 but no later than March 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first payment related to the anniversary year ended in December 2009. As such,

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

no amounts were accrued in 2009 or paid in 2010. No amounts were accrued as of September 30, 2010 for the second anniversary year ending in December 2010.

As part of the Alliance Acquisition, Federated was required to make contingent purchase price payments over a five-year period following the acquisition date. These payments were primarily calculated as a percentage of revenues less certain operating expenses directly attributed to the assets acquired. Contingent purchase price payments of $10.7 million, $13.3 million, $16.2 million, $19.8 million and $32.4 million were paid in the second quarters of 2006, 2007, 2008, 2009, and 2010, respectively. In addition, a final contingent purchase payment of $3.3 million was paid in the third quarter 2010. Contingent payments were recorded as additional goodwill at the time the related contingency was resolved.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2010, $2.5 million was paid in semi-annual contingent purchase price payments, $0.6 million was accrued related to future semi-annual contingent purchase price payments and $1.1 million was accrued with regard to the first form of contingent payment payable in the fourth quarter 2010. Both of these future payments were accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2010, the maximum bonus payable over the remaining terms of the contracts approximates $91 million, none of which would be payable in the remainder of 2010. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on current asset levels, $0.1 million would be paid in 2011 as the first Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Pursuant to other long-term employment arrangements, Federated may be required to make additional payments upon the occurrence of certain events. Under these other agreements, payments could occur on an annual basis and continue through 2013.

Past Mutual Fund Trading Issues and Related Legal Proceedings. During the fourth quarter 2005, Federated entered into settlement agreements with the Securities and Exchange Commission (SEC) and New York State Attorney General (NYAG) to resolve the past mutual fund trading issues. Under the terms of the settlements, Federated paid for the benefit of fund shareholders a total of $80.0 million. In addition, Federated agreed to reduce the investment advisory fees on certain Federated Funds by $4.0 million per year for the five-year period beginning January 1, 2006, based upon effective fee rates and assets under management as of September 30, 2005. Depending upon the level of assets under management in these funds during the five-year period, the actual investment advisory fee reduction could be greater or less than $4.0 million per year. For each of the nine months ended September 30, 2010 and 2009, these fee reductions were approximately $2 million.

Since October 2003, Federated has been named as a defendant in twenty-three cases filed in various federal district courts and state courts involving allegations relating to market timing, late trading and excessive fees. One market timing/late trading case was voluntarily dismissed by the plaintiff without prejudice. All of the pending cases involving allegations related to market timing and late trading have been transferred to the U.S. District Court for the District of Maryland and consolidated for pre-trial proceedings. Without admitting the validity of any claim, Federated reached a settlement with the plaintiffs in these pending cases. The settlement was accrued in a prior period and the accrual was not material to the Consolidated Financial Statements. A hearing to address final approval of the settlement was held on October 21 and October 22, 2010. The Court entered an order granting final approval of the settlement on October 25, 2010.

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

The Consolidated Financial Statements for the nine-month periods ended September 30, 2010 and 2009 reflect $7.9 million and $8.9 million, respectively, for costs associated with various legal, regulatory and compliance matters, including costs incurred on behalf of the funds, costs incurred and estimated to complete the distribution of Federated’s regulatory settlement, costs related to certain other undertakings of these settlement agreements, and costs incurred and estimated to resolve certain of the above-mentioned ongoing legal proceedings. Accruals for these estimates represent management’s best estimate of probable losses at this time. Actual losses may differ from these estimates, and such differences may have a material impact on Federated’s consolidated results of operations, financial position or cash flows.

Other Legal Proceedings. Federated has other claims asserted and threatened against it in the ordinary course of business. As of September 30, 2010, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

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

Accounting for Intangible Assets. In the second quarter 2010, certain intangible assets were written down to fair value as described in Note (7)(b) to the Consolidated Financial Statements. As of June 30, 2010, the undiscounted cash flow projections

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

exceeded the new carrying amounts by 60%. The undiscounted cash flows were estimated using probability-weighted scenarios which assumed assets under management growth rates ranging from -100% to 9% over the cash-flow projection period. The different scenarios were developed after taking into consideration uncertain market conditions, the timing and pace of a forecasted recovery and the likelihood and potential impact of prolonged periods of underperformance compared to peers and indices. As of June 30, 2010, declines in assets under management related to these intangible assets in excess of 30% over the subsequent twelve months could cause the assets to be considered for further impairment. There were no indicators of impairment present at September 30, 2010 for these assets.

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

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the nine months ended September 30, 2010, approximately 50% of Federated’s total revenue was attributable to money market managed assets as compared to 67% for the same period of 2009. A significant change in Federated’s money market business or a significant decline in money market managed assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

Federated began waiving fees during the fourth quarter 2008 in order for certain funds to maintain positive or zero net yields. During the course of 2009 and in the first quarter 2010, fee waivers to maintain positive or zero net yields progressively increased quarter over quarter as fund yields declined. These fee waivers which totaled $181.6 million for the nine months ended September 30, 2010 were partially offset by a related reduction in distribution expenses of $139.8 million such that the net impact to Federated was $41.8 million in reduced operating income. The impact of these fee waivers for the nine months ended September 30, 2010 was significantly more than the impact for the nine months ended September 30, 2009 with $63.1 million in waived fees, $43.8 million in reduced distribution expenses and a net impact on operating income of $19.3 million. Conversely, the net impact of these fee waivers on operating income for the quarter ended September 30, 2010 ($11.0 million) was less than in the fourth quarter 2009 ($14.9 million), the first quarter 2010 ($17.8 million), and the second quarter 2010 ($13.0 million). Management expects the fee waivers and the related reduction in distribution expense will continue for the remainder of 2010 and into 2011 and will likely be material. Assuming current market conditions and asset levels remain constant, fee waivers for the fourth quarter 2010 may result in a net impact on operating income of approximately $11 million to $12 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the operating income impact of these waivers. Management is unable to predict the amount of future fee waivers as they are contingent on a number of variables including available yields on instruments held by the funds, changes in assets within the funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the funds, changes in the mix of customer assets, and Federated’s willingness to continue the fee waivers.

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

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 (the Investment Company Act) and the Investment Advisers Act of 1940, state laws regarding securities fraud, and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA), and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be designated by a newly created Financial Stability Oversight Council (“FSOC”) for enhanced prudential regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Examples of regulatory changes that could occur are the creation of capital requirements for designated investment advisers or money market funds, and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated’s products. Prior to full implementation, it will be difficult to assess the impact of the Dodd-Frank Act on Federated.

In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. In January 2010, the SEC adopted amendments to Rule 2a-7 of the Investment Company Act which could impact the operation of certain Federated Funds, although Federated does not expect any such impact to Federated or the Federated Funds to be material. Other significant regulations or amendments to regulations (such as proposed changes to Rule 12b-1 of the Investment Company Act) have been proposed that, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur.

On October 21, 2010, the President’s Working Group issued its report on Money Market Fund Reform Options (the “Report”). The President’s Working Group was tasked with studying possible reforms relating to money market funds that could mitigate systemic risk in the financial markets (including the potential for disruption in the financial markets caused by rapid shareholder redemptions in money market funds). The Report discusses the conditions that could cause money market funds to experience rapid shareholder redemptions and describes the advantages and disadvantages of a variety of policy options that could reduce the risk of such rapid redemptions. The Report suggests that the FSOC examine these options as part of its

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

implementation of the Dodd-Frank Act. At this time, it is difficult to assess what impact, if any, the Report’s recommendations will have on Federated.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 50% of Federated’s revenue for the first nine months of 2010 was from managed assets in money market products. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 14% and 13% of Federated’s total revenue for the three and nine months ended September 30, 2010, respectively, was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

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

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 11% and 12% of Federated’s total revenue for both the three and nine months ended September 30, 2010, respectively, was derived from services provided to one sponsored fund (Federated Kaufmann Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

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

Impairment Risk. At September 30, 2010, Federated had intangible assets including goodwill totaling $701.3 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Capital Losses on Investments. Federated has and may continue to realize capital losses upon disposition of its investments. To the extent that these losses are not offset by capital gains in the year realized, there are specific rules in each tax jurisdiction (federal and state) that dictate the other tax years, if any, in which these losses may be used to offset net capital gains. The inability to utilize the capital loss deferred tax assets net of a valuation allowance within the prescribed timeframe may increase Federated’s federal and/or state income tax expense and, as a result, reduce net income.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

In the normal course of its business, Federated is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks to the extent possible.

Federated’s marketable security and loan investments expose it to various market risks. A single investment can expose Federated to multiple risks. Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At September 30, 2010, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($18.6 million), investments in primarily investment-grade debt securities held by certain sponsored products ($6.3 million) and investments in commercial, U.S. dollar-denominated, floating-rate term loans ($3.9 million). At December 31, 2009, Federated was exposed to interest-rate and, to a lesser extent, credit risk, as a result of holding investments in fixed-income sponsored funds ($6.1 million) and primarily investment-grade debt securities held by certain sponsored products ($5.3 million). At September 30, 2010 and December 31, 2009, management considered a hypothetical 200 basis point fluctuation in interest rates, respectively, and determined that the impact of such fluctuations on these investments, individually and in the aggregate, would not have a material effect on Federated’s financial condition or results of operations.

In the second quarter 2010, Federated entered into a new Term Loan and a Swap (see Business Developments – Amended and Restated Term Loan and Interest Rate Swap). Federated entered into the Swap to convert the variable rate on its Term Loan to a fixed rate thereby mitigating its exposure to interest-rate risk. As of September 30, 2010, Federated’s fair value on the Swap was a liability of $18.4 million. The fair value of the Swap is recognized in earnings as a component of Federated’s interest rate which is fixed at 4.396% over the term of the loan. Near-term reductions in the fair value of the Swap are reasonably possible as a result of changes in interest rates. Management performed a sensitivity analysis of the fair value of the Swap and considered hypothetical six- and twelve-month forward shifts in the assumed yield curve. The analysis showed that a six- and twelve-month forward shift in the current yield curve would lead to a further decrease in the fair value of the Swap of approximately $3 million and $6 million, respectively. The Swap does not subject Federated to income statement risk due to interest rate movements because gains and losses in the fair value of the Swap are recorded in Accumulated other comprehensive (loss) income, net of tax on the Consolidated Balance Sheets.

Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss for Federated. Federated was exposed to price risk as a result of its $67.5 million investment primarily in sponsored fluctuating-value mutual funds at September 30, 2010. Federated’s investment in these products represents its maximum exposure to loss. At September 30, 2010, management considered a hypothetical 20% fluctuation in market value and determined that the impact of such fluctuations on these investments would impact Federated’s financial condition and results of operations by approximately $14 million.

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

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2010.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c)	The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	33,953	$19.05	30,000	3,931,600
August[2]	103,800	19.96	100,000	3,901,600
September[2]	10,096	2.88	0	3,801,600

Total	147,849	$18.59	130,000	3,801,600

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of September 30, 2010.

[2]

In July, August, and September 2010, 3,953, 3,800 and 10,096 shares, respectively, of restricted stock with weighted-average prices of $2.45, $3.00 and $2.88 per share, respectively, were repurchased in connection with employee separations.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 2.1 – Definitive Agreement between Federated Investors, Inc. and SunTrust Banks, Inc. dated July 16, 2010 (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101 – The following materials from Federated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	November 1, 2010	By:	/S/ J. CHRISTOPHER DONAHUE
J. Christopher Donahue
President and Chief Executive Officer

Date	November 1, 2010	By:	/S/ THOMAS R. DONAHUE
Thomas R. Donahue
Chief Financial Officer