Form 10-K
period 2010-12-31
FEDERATED INVESTORS INC /PA/
filed 2011-02-22
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $1.8 billion, based on the last reported sales price of $20.71 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 16, 2011, was 9,000 and 104,037,459, respectively.

Documents incorporated by reference:

Selected portions of the 2010 Annual Report to Shareholders – Part I, Part II and Part IV of this Form 10-K.

Selected portions of the 2011 Information Statement – Part III of this Form 10-K.

Part I

ITEM 1 – BUSINESS

General

Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest mutual fund managers in the United States with $358.2 billion in assets under management at December 31, 2010.

Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products). Federated’s principal source of revenue is investment advisory fee income earned by various subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the assets under management of the investment products.

Federated provided investment advisory services to 136 Federated-sponsored funds (the Federated Funds) as of December 31, 2010. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (Investment Company Act) and under applicable federal laws. Each of the U.S.-domiciled funds enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the Investment Company Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice to the investment adviser.

Of the 136 Federated Funds as of December 31, 2010, Federated’s investment advisory subsidiaries managed 49 money market funds totaling $244.8 billion in assets under management, 50 fixed-income funds with $31.9 billion in assets under management and 37 equity funds with $22.6 billion in assets under management.

As of December 31, 2010, Federated provided investment advisory services to $48.2 billion in Separate Account assets. These Separate Accounts represent assets of high-net-worth individuals, government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on assets under management pursuant to investment advisory agreements that may be terminated at any time.

In addition, Federated managed liquidation portfolios which include portfolios of distressed fixed-income securities. In the distressed security category, Federated has been retained by third parties to manage these assets through an orderly liquidation process that will generally occur over a multi-year period. As of December 31, 2010, Federated managed four liquidation portfolios with $10.7 billion in assets.

Certain Federated Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated for distribution expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval by such directors or trustees annually.

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

Total Managed Assets (composed of Federated Funds, Separate Accounts and Liquidation Portfolios) represent the balance of assets under management at a point in time. Total Managed Assets for the past three years were as follows:

Managed Assets by Asset Type

	As of December 31,
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Money Market	$276,026	$313,260	$355,658	(12%)	(12%)
Fixed-Income	40,705	33,787	23,486	20%	44%
Equity	30,802	29,673	26,661	4%	11%
Liquidation Portfolios	10,708	12,596	1,505	(15%)	737%

Total Managed Assets	$358,241	$389,316	$407,310	(8%)	(4%)

Average Managed Assets represent the average balance of assets under management during a period of time. Because substantially all revenue and distribution expense are generally calculated daily based on assets under management, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period. Average Managed Assets for the past three years were as follows:

Average Managed Assets by Asset Type

	Year ended December 31,
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Money Market	$268,701	$343,265	$283,901	(22%)	21%
Fixed-Income	37,690	28,684	22,628	31%	27%
Equity	29,104	26,680	34,363	9%	(22%)
Liquidation Portfolios	11,579	6,966	1,629	66%	328%

Total Average Managed Assets	$347,074	$405,595	$342,521	(14%)	18%

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

Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			2010 vs. 2009	2009 vs. 2008
(dollars in thousands)	2010	2009	2008
Investment advisory fees, net	$639,404	$749,823	$775,381	(15%)	(3%)
Administrative service fees, net	215,715	262,788	222,053	(18%)	18%
Other service fees, net	94,035	158,999	221,327	(41%)	(28%)
Other, net	2,789	4,340	4,919	(36%)	(12%)

Total revenue	$951,943	$1,175,950	$1,223,680	(19%)	(4%)

As of December 31, 2010, Federated has the following revenue concentrations:

Revenue concentration by asset class – Approximately 50% of Federated’s total revenue for 2010 was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Through the adverse market conditions of 2008, Federated’s government agency and treasury money market funds experienced significant asset inflows. These funds grew as certain investors favored the perceived safety and liquidity of portfolios backed by government securities over other investment products. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses. During the fourth quarter 2008, Federated began waiving fees in order for certain funds to maintain positive or zero net yields.

During 2010, fee waivers to maintain positive or zero net yields totaled $241.6 million and were partially offset by a related reduction in distribution expenses of $186.6 million such that the net impact to Federated was $55.0 million in reduced operating income. The impact of these fee waivers for 2010 was significantly more than the impact for 2009 with $120.6 million in waived fees, $86.4 million in reduced distribution expenses and a net impact on operating income of $34.2 million and the impact for 2008 with $3.6 million in waived fees, $1.9 million in reduced distribution expenses and a net impact on operating income of $1.7 million. (See Note (24) to the Consolidated Financial Statements for information regarding the quarterly operating income impact of the fee waivers.) Management expects the fee waivers and the related reduction in distribution expense will continue into 2011 and will likely be material. Management does not expect the quarterly operating income impact from these waivers for the first quarter of 2011 to change materially from the $12.3 million experienced in the fourth quarter 2010. These fee waivers are expected to decrease over time as the market begins to factor in the potential for increases in short-term interest rates and then again when the Federal Reserve begins to increase interest rates. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the operating income impact of these waivers by about one-third from the current levels and a 25-basis-point increase would reduce the impact by about two-thirds. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve and the U.S. Department of the Treasury, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

Revenue concentration by product – Approximately 12% of Federated’s total revenue for 2010 was derived from services provided to one sponsored fund (Federated Kaufmann Fund). A significant and prolonged decline in the assets under management in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

Revenue concentration by customer – Approximately 12% of Federated’s total revenue for 2010 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

Federated’s revenues from domestic and foreign operations over the last three years were as follows:

Revenue from Continuing Operations

	Year ended December 31,			2010 vs. 2009	2009 vs. 2008
(dollars in thousands)	2010	2009	2008
Domestic	$929,903	$1,140,956	$1,178,508	(18%)	(3%)
Foreign	22,040	34,994	45,172	(37%)	(23%)

Total revenue	$951,943	$1,175,950	$1,223,680	(19%)	(4%)

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

Federated is one of the largest U.S. managers of money market assets, with $276.0 billion in such assets under management at December 31, 2010. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 35 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($127.2 billion); prime ($121.1 billion); and tax free ($27.7 billion).

Federated’s fixed-income assets totaled $40.7 billion at December 31, 2010 and are managed in a wide range of sectors including multi-sector ($16.2 billion); municipal ($5.9 billion); U.S. government ($5.7 billion); U.S. corporate ($4.4 billion); mortgage-backed ($3.4 billion); high-yield ($2.9 billion); and international/global ($2.2 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet their investment needs.

Equity assets totaled $30.8 billion at December 31, 2010 and are managed across a wide range of styles including growth ($10.7 billion); value ($8.6 billion); blend ($4.9 billion); alternative ($2.8 billion); and international/global ($2.3 billion). Federated also manages assets in balanced and asset allocation funds ($1.5 billion). These asset allocation funds may include fixed-income assets.

Federated’s liquidation portfolios totaled $10.7 billion at December 31, 2010.

Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated’s proprietary, independent investment research process is centered on the integration of several fundamentals: fundamental research and credit analysis, quantitative research models, style-consistent and disciplined portfolio construction and management, performance attribution and trading.

Distribution Channels

Federated’s distribution strategy is to provide products geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to approximately 5,000 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of approximately 180 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2010 attributable to such markets are as follows: wealth management and trust (51%), broker/dealer (29%) and global institutional (18%).

Wealth Management & Trust, Global Capital Markets and Institutional Cash. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds over 35 years ago, and has since expanded our services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all of these types of firms use a broad range of Federated’s equity and fixed-income funds to invest the assets over which they have discretion.

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

Federated employs a dedicated sales force backed by an experienced support staff to offer products and services to the wealth management and trust market. As of December 31, 2010, Managed Assets in this market included $162.2 billion in money market assets, $13.7 billion in fixed-income assets and $5.3 billion in equity assets.

Broker/Dealer. Federated distributes its products in this market through a large, diversified group of approximately 1,500 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2010, Managed Assets in the broker/dealer market included $72.1 billion in money market assets, $17.6 billion in equity assets and $14.8 billion in fixed-income assets.

Global Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of global institutional customers: corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. Federated includes institutional assets gathered in the U.S. in this market, as well as assets gathered from customers outside the U.S. through Federated Investors (U.K.) Ltd. and Federated Asset Management GmbH. As of December 31, 2010, Managed Assets in the global institutional market included $39.0 billion in money market assets, $10.7 billion in liquidation portfolios, $10.6 billion in fixed-income assets and $3.7 billion in equity assets.

Competition

The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2010, there were approximately 7,500 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions, hedge funds and exchange traded funds.

Competition for sales of investment products is influenced by various factors, including investment performance, in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.

Regulatory Matters

Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act and the Advisers Act, state laws regarding securities fraud, and regulations promulgated by various regulatory authorities, including the Securities and Exchange Commission (the SEC), the Financial Industry Regulatory Authority (FINRA), and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be designated by a newly created Financial Stability Oversight Council (FSOC) for enhanced prudential regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Examples of regulatory changes that could occur are the creation of capital requirements for designated investment advisers or money market funds, and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds. Certain of these regulatory changes, if implemented, such as a change to fluctuating NAVs for money market mutual funds, could have a material adverse affect on the business and operations of Federated. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated’s products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.

In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. In January 2010, the SEC adopted amendments to Rule 2a-7 of the Investment Company Act which could impact the operation of certain Federated Funds, although Federated does not expect any such impact to Federated or the Federated Funds to be material. Other significant regulations or amendments to regulations (such as proposed changes to Rule 12b-1 of the Investment Company Act) have been proposed and, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur.

On October 21, 2010, the President’s Working Group issued its report on Money Market Fund Reform Options (the Report). The President’s Working Group was tasked with studying possible reforms relating to money market funds that could mitigate systemic risk in the financial markets (including the potential for disruption in the financial markets caused by rapid shareholder redemptions in money market funds). The Report discusses the conditions that could cause money market funds to experience rapid shareholder redemptions and describes the advantages and disadvantages of a variety of policy options that could reduce the risk of such rapid redemptions. The Report suggests that the FSOC examine these options as part of its implementation of the Dodd-Frank Act. At this time, it is difficult to assess what impact, if any, the Report’s recommendations will have on Federated.

Over the past few years, various service industries, including mutual fund service providers, have been the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions effect similar changes, there could be a material adverse effect on Federated's tax liability and effective tax rate and, as a result, net income.

The federal, state and foreign laws and regulations applicable to most aspects of Federated’s business are primarily intended to benefit or protect Federated’s customers and the funds’ shareholders and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Federated from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, suspension or revocation of licenses or registrations, including broker/dealer licenses and registrations, as well as the imposition of civil fines and penalties and in certain limited circumstances, prohibition from acting as an adviser to registered investment companies.

For further details regarding recent regulatory matters, see Note (22)(c) and (d) to the Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this Form 10-K.

Employees

At December 31, 2010, Federated employed 1,334 persons.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K and the 2010 Annual Report to Shareholders, including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors under Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers

The following section sets forth certain information regarding the executive officers of Federated as of February 22, 2011:

Name	Position	Age
John F. Donahue	Chairman and Director	86

J. Christopher Donahue	President, Chief Executive Officer and Director	61

Brian P. Bouda	Vice President and Chief Compliance Officer	63

Gordon J. Ceresino	Vice Chairman and President, Federated International Management Limited	53

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	52

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	54

Eugene F. Maloney	Executive Vice President and Executive Vice President, Federated Investors Management Company	65

Denis McAuley III	Vice President, Principal Accounting Officer, President of Federated Shareholder Services Company and President of Federated Investors Trust Company	64

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	72

Thomas E. Territ	Vice President and President, Federated Securities Corp.	51

*	Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Ltd., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated's initial public offering in May 1998. He is a director or trustee of 41 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President of 39 investment companies managed by subsidiaries of Federated. He is also director or trustee of 41 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer.

Mr. Brian P. Bouda has served as Vice President of Federated Services Company since 1999. Mr. Bouda has been Vice President of Federated and serves as Chief Compliance Officer of Federated and for each of Federated’s subsidiaries. He is also Chief Compliance Officer and Senior Vice President of the investment companies managed by subsidiaries of Federated since as early as 2004.

Mr. Gordon J. Ceresino has served as Vice Chairman of Federated since 2007. He is President of Federated International Management Limited and Vice Chairman of Federated MDTA LLC, both of which are wholly owned subsidiaries of Federated. Mr. Ceresino served as President and Chief Executive Officer of MDTA LLC from 2002 until its acquisition by Federated in 2006.

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

Mr. Eugene F. Maloney has served as Vice President of Federated since 1998 and currently serves as Executive Vice President of Federated since March 2009. He is Executive Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Mr. Maloney provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

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

Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. Mr. McGonigle is also Secretary of 41 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 40 of those registered investment companies.

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

Federated will also provide, free of charge, a copy of the company's most recent annual report on Form 10-K upon written request. Send requests to: Corporate Communications, Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

The public may read and copy any materials Federated files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Other Information

All other information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated

Balance Sheets, Consolidated Statements of Income and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 1A – RISK FACTORS

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and is incorporated herein by reference.

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

ITEM 3 – LEGAL PROCEEDINGS

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and under the caption Notes to the Consolidated Financial Statements – Note (22) Commitments and Contingencies – (c) Past Mutual Fund Trading Issues and Related Legal Proceedings and (d) Other Legal Proceedings and is incorporated herein by reference.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2010. Stock repurchases and dividend payments are subject to the restrictions outlined in Note (12) and Note (16) to the Consolidated Financial Statements incorporated by reference in Part II, Item 8 of this Form 10-K.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October	0	$0	0	3,801,600
November[2]	182,226	21.54	160,000	3,641,600
December	40,000	25.87	40,000	3,601,600

Total	222,226	$22.32	200,000	3,601,600

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans exist as of December 31, 2010.

[2]	In November 2010, 22,226 shares of restricted stock with a weighted-average price of $2.84 per share were repurchased in connection with employee separations.

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s 500 ® Index (S&P 500 Index), and to a Peer Group Index of publicly traded asset management firms for the five-year period ended on December 31, 2010. A comparison to a broader industry index, the S&P 1500 Asset Management & Custody Banks Index, is also included and will in subsequent years, replace the Peer Group Index. The change in indices is being made in order to compare the total return performance of Federated to a broader group of peer industry companies using a published industry index. All companies in the current Peer Group Index are included in the broader S&P 1500 Asset Management & Custody Banks Index, which currently consists of 15 companies in the asset management and custody space.

The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2005. Total return includes reinvestment of all dividends. As a member of the S&P 500 Index, Federated is required to include this comparison. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Federated	93.06	115.86	53.94	91.09	94.89

S&P 500 ® Index	115.79	122.16	76.96	97.33	111.99

Peer Group *	120.94	142.59	77.56	128.01	146.32

S&P 1500 Asset Management & Custody Banks	118.62	138.05	70.86	89.55	102.17

*	The following companies are included in the Peer Group: Affiliated Managers Group, Inc.; Eaton Vance Corp.; Franklin Resources, Inc.; T. Rowe Price Group, Inc.; and Waddell & Reed Financial, Inc.

All other information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements (including, but not limited to Note (12) Recourse Debt and Interest Rate Swap and Note (24) Supplementary Quarterly Financial Data (Unaudited)) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the caption Selected Consolidated Financial Data and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at December 31, 2010.

There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

All other information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the caption Management’s Assessment of Internal Control Over Financial Reporting and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for its 2011 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.

Executive Officers

The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section Executive Officers.

Code of Ethics

In October 2003, Federated adopted a code of ethics for its senior financial officers. This code meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this Form 10-K as Exhibit 14.01. The code of ethics is available at www.FederatedInvestors.com. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated would post such information on its internet website.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is contained in Federated’s Information Statement for the 2011 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding Federated’s share-based compensation as of December 31, 2010:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	3,215,432	$28.67	1,824,891
Not approved by shareholders	0	0	0

Total	3,215,432	$28.67	1,824,891

All other information required by this Item is contained in Federated’s Information Statement for the 2011 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in Federated’s Information Statement for the 2011 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in Federated’s Information Statement for the 2011 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements:

The information required by this Item is contained in Federated’s 2010 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

(a)(3)     Exhibits:

The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 (File No. 333-48405))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.04	Sale, Purchase and Put/Call Agreement dated as of May 11, 2006, among Federated Investors, Inc., MDTA LLC, HBSS Acquisition Co. and the Selling Parties (incorporated by reference to Exhibit 2.1 to the June 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

2.05	Definitive Agreement between Federated Investors, Inc. and David W. Tice & Associates, LLC dated as of July 14, 2008 (incorporated by reference to Exhibit 2.1 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.06	Definitive Agreement between Federated Investors, Inc. and Clover Capital Management, Inc. dated as of September 12, 2008 (incorporated by reference to Exhibit 2.2 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.07	Amendment No. 1 dated as of December 1, 2008 to the Asset Purchase Agreement dated as of September 12, 2008, among Federated Investors, Inc. and Clover Capital Management Inc. (incorporated by reference to Exhibit 2.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-14818))

2.08	Definitive Agreement between Federated Investors, Inc. and SunTrust Banks, Inc. dated July 16, 2010 (incorporated by reference to Exhibit 2.1 to the September 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-1 (File No. 333-48405))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1 (File No. 333-48405))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1 (File No. 333-48405))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-1 (File No. 333-48405))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-1 (File No. 333-48405))

10.14	Form of Bonus Stock Option Agreement (incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14818))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1 (File No. 333-48405))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1 (File No. 333-48405))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-1 (File No. 333-48405))

10.26	Purchase and Sale Agreement, dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.27	Amendment No. 2 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors, Inc., Federated Funding 1997-1, Inc., Federated Investors Management Company, Federated Securities Corp., Wilmington Trust Company, Putnam Lovell Finance L.P., Putnam Lovell Securities Inc., and Bankers Trust Company (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14818))

10.34	Annual Stock Option Agreement dated April 24, 2002, between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.39	Federated Investors, Inc. Guaranty and Suretyship Agreement, dated as of September 30, 2003 (incorporated by reference to Exhibit 10.2 to the September 30, 2003 Quarterly Report on Form 10-Q (File No. 001-14818))

10.40	Amendment to Purchase and Sale Agreement, dated as of December 31, 2003, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A., and Citicorp North America, Inc. Company (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.45	Agreement with Boston Financial Data Services (incorporated by reference to Exhibit 10.1 to the June 30, 2004 Quarterly Report on Form 10-Q (File No. 001-14818))

10.46	Agreement with Alliance Capital Management L.P., dated as of October 28, 2004 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.47	Amendment dated December 31, 2004 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-14818))

10.49	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.50	Amendment dated June 29, 2005 to the definitive agreement between Federated Investors and Alliance Capital Management L.P. dated October 28, 2004 and filed as Exhibit 10.46 to Federated’s Annual Report on Form 10-K for the year ended December 31, 2004 (incorporated by reference to Exhibit 10.1 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.51	Amendment dated June 30, 2005 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.2 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.52	Amendment dated June 30, 2005 to the Federated Program Master Agreement, dated as of October 24, 1997, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors Inc., Wilmington Trust Company, Putnam Lovell Finance, L.P., Putnam, Lovell NBF Securities Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.3 to the June 30, 2005 Quarterly Report on Form 10-Q (File No. 001-14818))

10.54	Agreement, effective March 13, 2006, by and among Federated Investors, Inc., Federated Investment Management Company, Federated Global Investment Management Corp., Federated

Investment Counseling, Federated Advisory Services Company, Passport Research Ltd., Federated Equity Management Company of Pennsylvania, Passport Research II, Ltd. and Keith M. Schappert (incorporated by reference to Exhibit 10.1 to the March 16, 2006 Report on Form 8-K (File No. 001-14818))

10.55	Asset Purchase Agreement dated as of February 15, 2006, by and between Matrix Settlement & Clearing Services, LLC and Edgewood Services, Inc. (incorporated by reference to Exhibit 10.1 to the March 31, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.58	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of October 26, 2006 (incorporated by reference to Exhibit 10.2 to the September 30, 2006 Quarterly Report on Form 10-Q (File No. 001-14818))

10.59	Credit Agreement, dated as of October 31, 2006, by and among Federated Investors, Inc., certain of its subsidiaries, the banks set forth therein and PNC Bank, National Association (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-14818)) Exhibits and schedules related to this agreement (incorporated by reference to Exhibit 10.1 to the March 31, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.60	Amendment dated December 29, 2006 to the Federated Investors Program Documents dated as of December 21, 2000, among Federated Investors Management Company, Federated Securities Corp., Federated Funding 1997-1, Inc., Federated Investors, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-14818))

10.61	Agreement, effective March 1, 2007, by and among Federated, Federated Investors Management Company, as transferor, Federated Securities Corp., as distributor, principal shareholder servicer and servicer, Federated Funding 1997-1, Inc., as Seller, Citibank, N.A., as purchaser, and Citicorp North America, Inc., as Program Agent (incorporated by reference to Exhibit 10.1 to the March 7, 2007 Report on Form 8-K (File No. 001-14818))

10.62	Definitive Agreement between Federated Investors, Inc. and Rochdale Investment Management, LLC dated as of April 20, 2007 (incorporated by reference to Exhibit 10.1 to the June 30, 2007 Quarterly Report on Form 10-Q (File No. 001-14818))

10.63	Federated Investors, Inc. Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the June 30, 2007 Quarterly Report on Form 10-Q (File No. 001-14818))

10.64	The Amended and Restated Credit Agreement, dated as of April 9, 2010, by and among Federated Investors, Inc. and PNC Bank, National Association, PNC Bank Capital Markets LLC, Citigroup Global Markets, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.65	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-14818))

10.66	Federated Investors, Inc. Stock Incentive Plan, amended as of April 22, 2010 (incorporated by reference to Exhibit 10.1 to the April 28, 2010 Report on Form 8-K (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (Filed herewith)

13.01	Selected Portions of 2010 Annual Report to Shareholders (Filed herewith)

14.01	Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (Filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.01	The following materials from Federated’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text (Furnished herewith)

(b)	Exhibits:

See (a)(3) above.

(c)	Financial Statement Schedules:

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 22, 2011
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 22, 2011
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer	February 22, 2011
Thomas R. Donahue

/s/ Michael J. Farrell	Director	February 22, 2011
Michael J. Farrell

/s/ David M. Kelly	Director	February 22, 2011
David M. Kelly

Signature	Title	Date

/s/ Denis McAuley III	Principal Accounting Officer	February 22, 2011
Denis McAuley III

/s/ John W. McGonigle	Director	February 22, 2011
John W. McGonigle

/s/ James L. Murdy	Director	February 22, 2011
James L. Murdy

/s/ Edward G. O’Connor	Director	February 22, 2011
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer

13.01	Selected Portions of 2010 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.01	The following materials from Federated’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text