Form 10-Q
period 2011-03-31
FEDERATED INVESTORS INC /PA/
filed 2011-05-02
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 26, 2011, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,600,335 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and future principal uses of cash; management’s expectations regarding borrowing and the need for new borrowing arrangements; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)
(unaudited)	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$176,825	$198,756
Investments	140,630	134,885
Receivables – affiliates	11,358	11,651
Receivables – other, net of reserve of $66 and $60, respectively	8,782	9,577
Prepaid expenses	9,488	15,861
Current deferred tax asset, net	4,657	1,129
Other current assets	1,399	1,311

Total current assets	353,139	373,170

Long-Term Assets
Goodwill	635,640	635,313
Renewable investment advisory rights	61,900	64,500
Other intangible assets, net of accumulated amortization of $115,382 and $112,502, respectively	18,131	21,012
Deferred sales commissions, net of accumulated amortization of $59,250 and $57,480, respectively	9,362	10,317
Property and equipment, net of accumulated depreciation of $43,895 and $41,981, respectively	38,420	38,516
Other long-term assets	10,349	10,676

Total long-term assets	773,802	780,334

Total assets	$1,126,941	$1,153,504

LIABILITIES
Current Liabilities
Short-term debt – recourse	$42,500	$42,500
Accounts payable and accrued expenses	61,076	86,191
Accrued compensation and benefits	25,059	61,129
Other current liabilities	37,819	24,532

Total current liabilities	166,454	214,352

Long-Term Liabilities
Long-term debt – recourse	350,625	361,250
Long-term debt – nonrecourse	2,419	4,436
Long-term deferred tax liability, net	59,751	51,380
Other long-term liabilities	23,887	28,371

Total long-term liabilities	436,682	445,437

Total liabilities	603,136	659,789

Commitments and contingencies (Note (13))

TEMPORARY EQUITY
Redeemable noncontrolling interests in subsidiaries	4,208	1,543

PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	242,882	237,208
Additional paid-in capital from treasury stock transactions	2	135
Retained earnings	1,033,513	1,036,571
Treasury stock, at cost, 24,920,121 and 25,841,365 shares Class B common stock, respectively	(756,113)	(778,609)
Accumulated other comprehensive loss, net of tax	(1,528)	(3,695)

Total Federated Investors, Inc. shareholders’ equity	518,945	491,799
Nonredeemable noncontrolling interest in subsidiary	652	373

Total permanent equity	519,597	492,172

Total liabilities, temporary equity and permanent equity	$1,126,941	$1,153,504

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)	Three Months Ended
(unaudited)	March 31,
	2011	2010
Revenue
Investment advisory fees, net-affiliates	$144,350	$139,410
Investment advisory fees, net-other	15,239	15,083
Administrative service fees, net-affiliates	54,048	56,249
Other service fees, net-affiliates	21,434	18,277
Other service fees, net-other	3,229	2,977
Other, net	582	974

Total revenue	238,882	232,970

Operating Expenses
Distribution	64,692	58,490
Compensation and related	64,396	64,396
Professional service fees	26,185	10,079
Office and occupancy	6,201	6,296
Systems and communications	5,579	5,758
Advertising and promotional	3,162	2,156
Travel and related	2,438	2,429
Intangible asset related	3,780	3,815
Amortization of deferred sales commissions	2,782	3,172
Other	3,167	4,569

Total operating expenses	182,382	161,160

Operating income	56,500	71,810

Nonoperating Income (Expenses)
Investment income, net	1,036	284
Gain (loss) on securities, net	2,776	(258)
Debt expense – recourse	(4,636)	(620)
Other, net	(24)	(179)

Total nonoperating expenses, net	(848)	(773)

Income before income taxes	55,652	71,037
Income tax provision	20,598	26,842

Net income including noncontrolling interests in subsidiaries	$35,054	$44,195
Less: Net income attributable to the noncontrolling interests in subsidiaries	1,823	2,188

Net income	$33,231	$42,007

Amounts attributable to Federated Investors, Inc.
Earnings per common share – Basic and Diluted	$0.32	$0.38

Total net income attributable to Federated Common Stock[1]	$32,109	$37,707

Cash dividends per share	$0.24	$1.50

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]

Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share. See Note (12) for additional information on the calculation of earnings per share.

Consolidated Statements of Changes in Equity

(dollars in thousands)	Federated Investors, Inc. Shareholders
(unaudited)	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2009	$217,009	$0	$1,105,073	$(795,389)	$1,514	$528,207	$608	$528,815	$13,913
Net Income	0	0	42,007	0	0	42,007	2,516	44,523	(328)
Other comprehensive loss, net of tax:
Unrealized gain on securities available for sale, net of reclassification adjustment[1]	0	0	0	0	62	62	0	62	0
Unrealized loss on interest rate swap[2]	0	0	0	0	(1,527)	(1,527)	0	(1,527)	0
Foreign currency translation loss[3]	0	0	0	0	(373)	(373)	0	(373)	(43)

Comprehensive Income						40,169	2,516	42,685

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	3,396
Stock award activity	6,702	0	(8,142)	8,142	0	6,702	0	6,702	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(153,969)	0	0	(153,969)	(2,380)	(156,349)	(101)
Exercise of stock options	43	0	(130)	618	0	531	0	531	0
Purchase of treasury stock	0	0	0	(2,685)	0	(2,685)	0	(2,685)	0

Balance at March 31, 2010	$223,754	$0	$984,839	$(789,314)	$(324)	$418,955	$744	$419,699	$16,837

Balance at December 31, 2010	$237,397	$135	$1,036,571	$(778,609)	$(3,695)	$491,799	$373	$492,172	$1,543
Net Income	0	0	33,231	0	0	33,231	1,782	35,013	41
Other comprehensive income, net of tax:
Reclassification adjustment net of unrealized gain on securities available for sale[1]	0	0	(2)	0	(60)	(62)	0	(62)	0
Reclassification adjustment and unrealized gain on interest rate swap [2]	0	0	0	0	1,858	1,858	0	1,858	0
Foreign currency translation gain[3]	0	0	0	0	369	369	0	369	43

Comprehensive Income						35,396	1,782	37,178

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	5,943
Deconsolidation	0	0	0	0	0	0	0	0	(3,335)
Stock award activity	5,880	(455)	(10,839)	11,293	0	5,879	0	5,879	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(24,950)	0	0	(24,950)	(1,503)	(26,453)	(27)
Exercise of stock options	(206)	322	(498)	14,093	0	13,711	0	13,711	0
Purchase of treasury stock	0	0	0	(2,890)	0	(2,890)	0	(2,890)	0

Balance at March 31, 2011	$243,071	$2	$1,033,513	$(756,113)	$(1,528)	$518,945	$652	$519,597	$4,208

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax related to this line item was $41 and ($34) for the three months ended March 31, 2011 and 2010, respectively.
[2]	The tax related to this line item was ($712) and $822 for the three months ended March 31, 2011 and 2010, respectively.
[3]	The tax related to this line item was ($199) and $201 for the three months ended March 31, 2011 and 2010, respectively.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended March 31,	2011	2010
Operating Activities
Net income including noncontrolling interest in subsidiaries	$35,054	$44,195
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	2,782	3,172
Depreciation and other amortization	4,603	5,470
Share-based compensation expense	5,458	5,625
(Gain) loss on disposal of assets	(2,454)	492
Provision for deferred income taxes	4,071	946
Fair-value adjustments for contingent liabilities	900	0
Tax benefit from share-based compensation	217	1,604
Excess tax benefits from share-based compensation	(920)	(2,155)
Net purchases of trading securities	(6,487)	(2,774)
Deferred sales commissions paid	(2,254)	(2,796)
Contingent deferred sales charges received	506	685
Proceeds from sale of certain B-share-related future revenue	0	1,190
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	916	(2,357)
Decrease in prepaid expenses and other assets	6,619	20,333
Decrease in accounts payable and accrued expenses	(19,515)	(46,127)
Increase in income taxes payable	7,935	6,350
Increase (decrease) in other liabilities	9,069	(434)

Net cash provided by operating activities	46,500	33,419

Investing Activities
Purchases of securities available for sale	(10,697)	(422)
Cash paid for business acquisitions	(44,732)	(5,157)
Cash paid for property and equipment	(1,857)	(1,129)
Proceeds from disposal of property and equipment	0	3,298
Proceeds from redemptions of securities available for sale	10,912	105

Net cash used by investing activities	(46,374)	(3,305)

Financing Activities
Dividends paid	(24,950)	(154,454)
Purchases of treasury stock	(3,677)	(558)
Distributions to noncontrolling interests in subsidiaries	(1,530)	(2,481)
Contributions from noncontrolling interests in subsidiaries	5,943	3,396
Proceeds from shareholders for share-based compensation	13,917	487
Excess tax benefits from share-based compensation	920	2,155
Proceeds from new borrowings – recourse	0	97,500
Proceeds from new borrowings – nonrecourse	0	261
Payments on debt – recourse	(10,625)	(22,750)
Payments on debt – nonrecourse	(2,055)	(2,549)

Net cash used by financing activities	(22,057)	(78,993)

Net decrease in cash and cash equivalents	(21,931)	(48,879)
Cash and cash equivalents, beginning of period	198,756	90,452

Cash and cash equivalents, end of period	$176,825	$41,573

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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain items previously reported have been reclassified to conform to the current period’s presentation.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2010.

(3) Business Combinations and Acquisitions

On September 20, 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). Pursuant to the definitive agreement signed on July 16, 2010, $14.1 billion of money market assets transitioned to Federated during the third and fourth quarters of 2010. Money market mutual fund assets in nine money market mutual funds managed by SunTrust’s RidgeWorth Capital Management were transitioned into eight existing Federated money market mutual funds with similar investment objectives in connection with a series of closings during the third and fourth quarters of 2010, the first, and most significant of which, occurred on September 20, 2010.

The SunTrust Acquisition included upfront cash payments that totaled $6.6 million. The transaction also includes contingent purchase price payments payable over five years. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At March 31, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. The SunTrust Acquisition was accounted for under the acquisition method of accounting. The valuation, which was finalized in the first quarter 2011, resulted in total consideration with a fair value of $24.1 million assignable to a single identifiable intangible asset with an indefinite life and recorded in Renewable investment advisory rights. This asset is deductible for tax purposes. The valuation results are reflected in the Consolidated Balance Sheet and the related footnotes as of and for the period ended March 31, 2011 and include an adjustment to reflect the final estimate of fair value. As of March 31, 2011, a liability of $18.4 million representing the fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) (see Note (6)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The results of operations for the SunTrust Acquisition were included in Federated’s Consolidated Financial Statements beginning in September 2010 based on the date of the acquisition. The following table summarizes unaudited pro forma financial information assuming the SunTrust Acquisition occurred at the beginning of the period presented. This pro forma financial information is for informational purposes only and is not indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect lower current levels of assets under management:

(in millions, except per share data)	(pro forma) Three Months Ended March 31, 2010
Revenue	$244.4
Net income attributable to Federated Investors, Inc.	$45.1

Earnings per share – Basic and Diluted attributable to Federated Investors, Inc.	$0.41

The pro forma results include adjustments for the effect of acquisition-related expenses including accretion of interest on the contingent consideration liability and income tax expense.

(4) Concentration Risk

Revenue concentration by asset class – Approximately 49% of Federated’s total revenue for the three months ended March 31, 2011 was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

In certain money market funds, the gross yield is not sufficient to cover all of the fund’s normal operating expenses due to historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields.

During the first quarter 2011, fee waivers to maintain positive or zero net yields totaled $63.4 million and were partially offset by a related reduction in distribution expenses of $49.5 million and net income attributable to noncontrolling interests of $0.8 million such that the net impact to Federated was $13.1 million in reduced pre-tax income. The impact of these fee waivers for the three months ended March 31, 2011 was less than the impact for the three months ended March 31, 2010 with $69.5 million in waived fees, $51.2 million in reduced distribution expenses, $0.5 million reduction in net income attributable to noncontrolling interests and a net impact of $17.8 million in reduced pre-tax income. Beginning on April 1, 2011, primarily as a result of certain changes in bank assessments impacting products insured by the Federal Deposit Insurance Corporation, overnight interest rates for repurchase agreements declined. This reduction in short-term interest rates caused an increase in fee waivers to maintain positive or zero net yields in April. Management expects the elevated fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least through the end of the quarter ended June 30, 2011. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2011 may result in a net impact on pre-tax income of approximately $17.5 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the pre-tax income impact of these waivers. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

Revenue concentration by product – Approximately 12% and 11% of Federated’s total revenue for the three months ended March 31, 2011 was derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related reductions to distribution expenses associated with these funds.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Revenue concentration by customer – Approximately 11% of Federated’s total revenue for the three months ended March 31, 2011 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such consolidation evaluation of VIEs pertaining to March 31, 2011 and December 31, 2010.

(a) Consolidated Variable Interest Entities

Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given Federated’s typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. From time to time, Federated invests in certain of these products for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of March 31, 2011 and December 31, 2010, Federated was the sole or majority investor in certain of these products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. At March 31, 2011, the aggregate assets and liabilities of such entities that Federated consolidated were $25.9 million and $0.4 million, respectively, and Federated recorded $4.2 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2010, the aggregate assets and liabilities of such entities that Federated consolidated were $27.1 million and $0.2 million, respectively, and Federated recorded $1.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets and are restricted for use by the products only. The liabilities of the products are primarily classified as Accounts payable and accrued expenses on Federated’s Consolidated Balance Sheets and primarily represent operating liabilities of the entities.

Federated’s conclusion to consolidate a sponsored fund may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. During the three months ended March 31, 2011, Federated deconsolidated a sponsored mutual fund based on a determination that it no longer was the primary beneficiary of the fund as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $8.4 million in Investments and $3.3 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the date of deconsolidation. During 2010, Federated deconsolidated a sponsored mutual fund based on a determination that it no longer was the primary beneficiary of the fund as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $22.0 million in Investments and $21.3 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income for the three months ended March 31, 2011 or 2010, respectively, from entities that were deconsolidated.

Neither creditors nor equity investors in the products have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these products for competitive, regulatory or contractual reasons (see Note (1)(p) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2010). Federated has not provided financial support to any of these products outside the ordinary course of business.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(b) Non-Consolidated Variable Interest Entities

At March 31, 2011 and December 31, 2010, Federated was involved with certain VIEs in which it held a significant variable interest or was the sponsor that held a variable interest, but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	As of March 31, 2011			As of December 31, 2010
in millions	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Sponsored investment funds[1]	$271,073.7	$—	$283.2	$275,365.1	$—	$297.0
Collateralized debt obligations[2]	$9.7	$12.0	$0	$12.8	$121.6	$0
Equity investment	$6.3	$1.7	$7.4	$6.4	$2.4	$7.4

[1]

The unconsolidated VIE assets for the sponsored investment products represent total net assets under management for the related products. Of Federated’s $283.2 million invested in these products at March 31, 2011, $170.6 million represents investments in money market products included in Cash and cash equivalents, with the remaining $112.6 million included in Investments on the Consolidated Balance Sheets. Of Federated’s $297.0 million invested in these products at December 31, 2010, $191.2 million represents investments in money market products included in Cash and cash equivalents, with the remaining $105.8 million included in Investments on the Consolidated Balance Sheets.

[2]	The risk of loss does not include the potential loss associated with related deferred tax assets expiring unutilized.

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

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these products for competitive, regulatory or contractual reasons (see Note (1)(p) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2010). Federated has not provided financial support to any of these products outside the ordinary course of business.

Collateralized Debt Obligations (CDOs) – At December 31, 2010, Federated acted as the investment manager for two CDOs with assets under management of $12.8 million. Because one of these CDOs unwound in the first quarter 2011, Federated acted as the investment manager for only one CDO with assets under management of $9.7 million as of March 31, 2011. The CDOs met the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. These CDOs were not consolidated at March 31, 2011 or December 31, 2010. CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the remaining CDO are partially collateralized by high yield bonds and had an original expected maturity of twelve years. Federated’s variable interests in the remaining CDO is limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDO on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entity. Federated has not provided financial support to the CDO.

Federated was not the primary beneficiary of either of these VIEs at March 31, 2011 or at December 31, 2010. Upon consideration of the qualitative model prescribed by the Financial Accounting Standards Board (FASB), Federated determined that as of December 31, 2010 and March 31, 2011, neither its equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to either of these entities. Therefore Federated has not consolidated these entities. Due to its impairment in a prior year, Federated did not recognize an investment gain or loss as a result of the unwinding of the CDO in the first quarter 2011.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages $1 billion in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders, Dix Hills meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the activities of Dix Hills and therefore is not the primary beneficiary. Federated has not provided financial support to Dix Hills. Federated’s investment in Dix Hills is included in Other long-term assets on the Consolidated Balance Sheets.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011 Fair Value Measurements Using				December 31, 2010 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$176,825	$0	$0	$176,825	$198,756	$0	$0	$198,756
Available-for-sale equity securities[1]	112,648	0	0	112,648	105,724	0	0	105,724
Trading securities – equity[1]	12,332	14	0	12,346	6,937	4,431	0	11,368
Trading securities – debt[1]	9,199	6,437	0	15,636	10,016	7,777	0	17,793
Foreign currency forward contract[2]	0	96	0	96	0	68	0	68

Total financial assets	$311,004	$6,547	$0	$317,551	$321,433	$12,276	$0	$333,709

Financial Liabilities
Interest rate swap[3]	$0	$9,164	$0	$9,164	$0	$11,734	$0	$11,734
SunTrust Acquisition future consideration payments liability	0	0	18,358	18,358	0	0	20,058	20,058
Foreign currency forward contract[4]	0	3	0	3	0	0	0	0

Total financial liabilities	$0	$9,167	$18,358	$27,525	$0	$11,734	$20,058	$31,792

[1]	Amount included in Investments on the Consolidated Balance Sheets.
[2]

Amount included in Receivables – other on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

[3]

Amount included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (9) for more information regarding the swap.

[4]

Amount included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

The liability for future consideration payments related to the SunTrust Acquisition is recorded at fair value in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) on the Consolidated Balance Sheet as of March 31, 2011. Management estimated the fair value of future consideration payments related to the SunTrust Acquisition based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management based on estimated net redemptions or sales; (2) expected net revenue per managed asset based generally on contract terms; and (3) a discount rate estimated at the current market rate of return.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to the SunTrust Acquisition (a Level 3 financial liability measured at fair value on a recurring basis):

(in thousands)
Balance at December 31, 2010	$20,058
Adjustment to reflect final valuation[1]	(2,600)
Changes in fair value[2]	900
Contingent consideration payments	0

Balance at March 31, 2011	$18,358

[1]	As a result of finalizing the valuation relating to the SunTrust Acquisition this adjustment was required to revise the preliminary estimate of fair value.
[2]	Amounts included in Intangible asset related expense on the Consolidated Statements of Income.

Federated transferred $4.4 million of investments from Level 2 to Level 1 between December 31, 2010 and March 31, 2011. The transfers primarily reflected the use of pricing services at December 31, 2010 to determine the fair value of equity securities traded principally in foreign markets based upon a determination by management that there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed as compared to using quoted market prices to determine fair values of these equity securities at March 31, 2011. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2011 or December 31, 2010.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2011.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(7) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 included available-for-sale and trading securities. At March 31, 2011 and December 31, 2010, Federated held investments totaling $112.6 million and $105.7 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities. Federated’s trading securities totaled $28.0 million and $29.2 million at March 31, 2011 and December 31, 2010, respectively. Federated consolidates certain sponsored funds into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (5)). As a result, all investments held by these sponsored funds were included in Federated’s Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 as trading securities. Federated’s trading securities primarily represented stocks of large-cap U.S. and international companies and domestic and foreign debt securities.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Available-for-sale securities were as follows:

	At March 31, 2011				At December 31, 2010
		Gross Unrealized		Estimated Market Value		Gross Unrealized		Estimated Market Value
(in thousands)	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity mutual funds	$43,074	$4,971	$0	$48,045	$41,879	$5,200	$(24)	$47,055
Fixed-income mutual funds	63,957	750	(104)	64,603	58,143	662	(136)	58,669

Total fluctuating-value mutual funds	$107,031	$5,721	$(104)	$112,648	$100,022	$5,862	$(160)	$105,724

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated sponsored products:

	Three Months Ended March 31,
(in thousands)	2011	2010
Unrealized gain on trading securities	$327	$9
Realized gains[1,2]	2,715	253
Realized losses[2,3]	(266)	(520)

Gain (loss) on securities, net	$2,776	$(258)

[1]

Realized gains of $2,086 and $4 related to the disposal of available-for-sale securities for the three months ended March 31, 2011 and 2010, respectively. Realized gains of $397 and $249 related to the disposal of trading securities for the three months ended March 31, 2011 and 2010, respectively. Realized gains of $232 related to the settlement of economic derivatives held by certain consolidated sponsored products for the three months ended March 31, 2011.

[2]	Realized gains and losses are computed on a specific-identification basis.
[3]

Realized losses of $196 and $195 related to the disposal of trading securities for the three months ended March 31, 2011 and 2010, respectively. Realized losses of $70 and $325 related to the settlement of economic derivatives held by certain consolidated sponsored products for the three months ended March 31,2011 and 2010, respectively.

(8) Other Current Liabilities

Federated’s Other current liabilities at March 31, 2011 included an accrual of $9.2 million related to the interest rate swap (see Note (9) for additional information) and $5.3 million for the short-term portion of the SunTrust Acquisition future consideration payments liability (see Note (3) for additional information). Also included in Other current liabilities at March 31, 2011 was $10.0 million related to insurance proceeds for claims submitted to cover costs associated with certain legal proceedings (see Note (13)(c) for additional information). The retention of these advance insurance payments is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities at December 31, 2010 included an accrual of $11.7 million related to the interest rate swap and $5.3 million for the short-term portion of the SunTrust Acquisition future consideration payments liability.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(9) Recourse Debt and Interest Rate Swap

Recourse debt consisted of the following:

(dollars in thousands)	Weighted- Average Interest Rates		Maturity Date	March 31, 2011	December 31, 2010
	2011[1]	2010[1]
Term Loan	4.396%	4.396%	April 1, 2015	$393,125	$403,750
Less: Short-term debt – recourse				42,500	42,500

Long-term debt – recourse				$350,625	$361,250

[1]	As of March 31, 2011 and December 31, 2010, respectively; See additional information below regarding the interest rate fixed at 4.396% in connection with the interest rate swap.

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

The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). During the first quarter 2010, Federated entered into an interest rate swap transaction (the Swap) which became effective in the second quarter 2010, to hedge its interest rate risk associated with the Term Loan. The Swap requires monthly cash settlements of interest paid or received. The fair value of the Swap agreement at March 31, 2011 was a liability of $9.2 million which was recorded in Other current liabilities on the Consolidated Balance Sheet. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheet at March 31, 2011. During the next twelve months management expects to charge $7.5 million of this loss to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 4.396%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to March 31, 2011 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the three-month period ended March 31, 2011, $2.1 million was charged to Debt expense – recourse on the Consolidated Statement of Income as a component of Federated’s fixed interest rate of 4.396% and was included in Net cash provided by operating activities on the Consolidated Statement of Cash Flows for the three months ended March 31, 2011.

In addition, as of March 31, 2011 and December 31, 2010, all of Federated’s $200 million Revolving Credit Facility was available for borrowings. The Revolving Credit Facility expires on October 31, 2011. Federated is currently considering new borrowing arrangements to replace the expiring Revolving Credit Facility.

(10) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2011, Federated awarded 456,876 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. Federated awarded 897,379 shares of restricted Federated Class B common stock under its Stock Incentive Plan to employees during 2010.

(b) Stock Options

During the first three months of 2011, 574,668 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2010 totaled 486,150.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(11) Equity

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

During the first three months of 2011, Federated repurchased 0.1 million shares of common stock for $2.9 million, which were repurchased in the open market. At March 31, 2011, 3.5 million shares remain available to be purchased under the current buyback program.

(12) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$33,231	$42,007
Less: Total income available to participating unvested restricted shareholders[1]	(1,122)	(4,300)

Total net income attributable to Federated Common Stock[2]	$32,109	$37,707

Denominator
Basic weighted-average common shares outstanding	100,586	99,862
Dilutive potential shares from stock options	81	160

Diluted weighted-average common shares outstanding	100,667	100,022

Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.32	$0.38

[1]

Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of forfeited dividends, and their proportionate share of undistributed earnings, if any.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the quarters ended March 31, 2011 and 2010, 1.9 million stock option awards were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(13) Commitments and Contingencies

(a) Contractual

As part of the SunTrust Acquisition, Federated is required to make contingent purchase price payments over the five-year period following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At March 31, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of March 31, 2011, a liability of $18.4 million representing the fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) (see Note (6)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense in the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The remaining contingent purchase price payments could total as much as $49 million. As of March 31, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to 2009 or 2010. As of March 31, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2011, $3.0 million was paid in semi-annual contingent purchase price payments and $0.7 million was accrued related to future semi-annual contingent purchase price payments (of which $0.5 million will be paid in the second quarter 2011) and $1.1 million was paid in the fourth quarter 2010 with regard to the first form of contingent payment. The future semi-annual contingent purchase price payment was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2011, the maximum bonus payable over the remaining terms of the contracts approximates $73 million, of which approximately $5 million would be payable in 2011 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at March 31, 2011, $0.4 million would be paid in 2012. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Legal Proceedings

Since February 2004, Federated has been named as a defendant in seven cases involving the fees charged to the Federated Kaufmann Fund. These cases were originally filed in five different federal courts and one state court. The state court case was voluntarily dismissed by the plaintiff without prejudice. The six federal cases were consolidated in the U.S. District Court for the Western District of Pennsylvania.

The plaintiffs in these cases sought compensatory damages reflecting a return of all advisory fees earned by Federated in connection with the management of the Federated Kaufmann Fund since June 28, 2003, as well as attorney’s fees and expenses. On April 28, 2011, Federated reached a final settlement to resolve these cases. Prior to the settlement, Federated had been preparing for trial which was scheduled to begin on April 12, 2011. Operating income for the quarter ended March 31, 2011 included charges of $18.2 million in legal and related costs associated with these cases. This amount, which represents management’s best estimate, is accrued in Accounts payable and accrued expenses and was charged primarily to Professional service fees. Federated is pursuing insurance reimbursements for these costs. Actual costs to resolve these cases may differ from these estimates but such differences are not expected to be material to Federated’s consolidated results of operations, financial position or cash flow.

Federated has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2011, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(14) Subsequent Events

On April 28, 2011, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 6, 2011 to be paid on May 13, 2011.

On April 28, 2011, Federated reached a final settlement to resolve the company’s previously disclosed consolidated cases involving the fees charged to the Federal Kaufmann Fund. See Note (13)(c) for additional information.

Part I, Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2010.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $355 billion in managed assets as of March 31, 2011. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at March 31, 2011 attributable to such markets are as follows: wealth management and trust (50%), broker/dealer (29%) and global institutional (18%).

Investment advisory fees, administrative service fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged to money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and are recorded on the Consolidated Statements of Income as a distribution expense. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services generally depends upon the number of plan participants which may vary as a result of sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include distribution expenses and compensation and related costs, which include fixed and variable compensation and related employee benefits. Certain of these expenses are dependent upon sales, product performance, levels of assets and asset mix and the willingness to continue fee waivers to maintain positive or zero net yields.

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Management evaluates Federated’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain assets under management and, in light of the recent and continuing adverse market conditions, are also dependent upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers to maintain positive or zero net yields on certain money market products. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and net income, both in total and per diluted share.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Business Developments

Historically Low Short-Term Interest Rates

During the latter half of 2008 and early 2009, disruptions in the financial markets caused severe dislocations on the functioning of the credit markets and unprecedented strain on the availability of liquidity in the short-term debt markets, including the commercial paper markets, which are important for the operation of prime money market funds which invest primarily in a portfolio of short-term, high-quality, fixed-income securities.

In certain money market funds, the gross yield is not sufficient to cover all of the fund’s normal operating expenses due to historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields.

During the first quarter 2011, fee waivers to maintain positive or zero net yields totaled $63.4 million and were partially offset by a related reduction in distribution expenses of $49.5 million and net income attributable to noncontrolling interests of $0.8 million such that the net impact to Federated was $13.1 million in reduced pre-tax income. The impact of these fee waivers for the three months ended March 31, 2011 was less than the impact for the three months ended March 31, 2010 with $69.5 million in waived fees, $51.2 million in reduced distribution expenses, $0.5 million reduction in net income attributable to noncontrolling interests and a net impact of $17.8 million in reduced pre-tax income. Beginning on April 1, 2011, primarily as a result of certain changes in bank assessments impacting products insured by the Federal Deposit Insurance Corporation, overnight interest rates for repurchase agreements declined. This reduction in short-term interest rates caused an increase in fee waivers to maintain positive or zero net yields in April. Management expects the elevated fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least through the end of the quarter ended June 30, 2011. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2011 may result in a net impact on pre-tax income of approximately $17.5 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the pre-tax income impact of these waivers. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

For the three months ended March 31, 2011, approximately 49% of Federated’s total revenue was attributable to money market assets as compared to 50% for the same period of 2010. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Current Legal Proceedings

On April 28, 2011, Federated reached a final settlement to resolve the consolidated cases involving the fees being charged to the Federated Kaufmann Fund. Prior to the settlement, Federated had been preparing for trial which was scheduled to begin on April 12, 2011. Operating income for the quarter ended March 31, 2011 included charges of $18.2 million in legal and related costs associated with these cases. This amount, which represents management’s best estimate, is accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheet and was charged primarily to Professional service fees on the Consolidated Statement of Income. Federated is pursuing insurance reimbursements for these costs. Actual costs to resolve these cases may differ from these estimates but such differences are not expected to be material to Federated’s consolidated results of operations, financial position or cash flow.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Business Combinations and Acquisitions

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). Pursuant to the definitive agreement signed on July 16, 2010, $14.1 billion of money market assets transitioned to Federated during the third and fourth quarters of 2010. The SunTrust Acquisition included upfront cash payments that totaled $6.6 million and contingent purchase price payments payable over five years. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At March 31, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. The SunTrust Acquisition was accounted for under the acquisition method of accounting. The valuation, which was finalized in the first quarter 2011, results indicate the fair value of the total consideration is $24.1 million assignable to a single identifiable intangible asset with an indefinite life and recorded in Renewable investment advisory rights on the Consolidated Balance Sheets. This asset is deductible for tax purposes. The valuation results are reflected in the Consolidated Balance Sheet and the related footnotes as of and for the period ended March 31, 2011 and include an adjustment to reflect the final estimate of fair value. As of March 31, 2011, a liability of $18.4 million representing the fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million). This liability is remeasured at each reporting date with changes in the fair value recognized on the Consolidated Statements of Income.

Special Cash Dividend

In the first quarter 2010, Federated paid $1.26 per share, or $129.8 million, as a special cash dividend to shareholders. This payment was in addition to the regular quarterly cash dividend of $0.24 per share or $24.7 million also paid in the first quarter 2010. The first quarter 2010 dividend of $1.50 per share negatively impacted first quarter 2010 diluted earnings per share by approximately $0.04 per share due to the application of the two-class method of calculating earnings per share.

All dividends are considered ordinary dividends for tax purposes.

Amended and Restated Term Loan and Interest Rate Swap

In the second quarter 2010, Federated entered into a five-year $425 million amended and restated term loan credit agreement (Term Loan). The Term Loan amended and restated Federated’s $140 million term loan dated August 19, 2008. The Term Loan requires principal payments of $10.6 million per quarter for the first four years and $63.8 million per quarter for the fifth year with the final payment due on April 1, 2015. The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). During the first quarter 2010, Federated entered into an interest rate swap transaction (the Swap) which became effective in the second quarter 2010, to hedge its interest rate risk associated with the Term Loan. The Swap had an initial notional amount of $425 million that declines in accordance with the scheduled principal payments associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 4.396%. See Note (9) to the Consolidated Financial Statements for additional information regarding the Term Loan and Swap.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2011	2010
By Asset Class
Money market	$271,141	$272,344	0%
Fixed-income	41,756	35,527	18%
Equity	31,641	30,066	5%
Liquidation portfolios[1]	10,384	11,930	(13%)

Total managed assets	$354,922	$349,867	1%

By Product Type
Funds:
Money market	$238,990	$240,160	0%
Fixed-income	32,689	30,007	9%
Equity	22,848	21,445	7%

Total mutual fund assets	$294,527	$291,612	1%

Separate Accounts:
Money market	$32,151	$32,184	0%
Fixed-income	9,067	5,520	64%
Equity	8,793	8,621	2%

Total separate account assets	$50,011	$46,325	8%

Liquidation Portfolios[1]	$10,384	$11,930	(13%)

Total managed assets	$354,922	$349,867	1%

Average Managed Assets
	Three Months Ended March 31,		Percent Change
(in millions)	2011	2010
By Asset Class
Money market	$273,542	$290,094	(6%)
Fixed-income	41,187	34,962	18%
Equity	31,056	29,493	5%
Liquidation portfolios[1]	10,534	12,320	(14%)

Total average managed assets	$356,319	$366,869	(3%)

By Product Type
Funds:
Money market	$240,375	$255,985	(6%)
Fixed-income	32,265	29,329	10%
Equity	22,599	20,971	8%

Total average mutual fund assets	$295,239	$306,285	(4%)

Separate Accounts:
Money market	$33,167	$34,109	(3%)
Fixed-income	8,922	5,633	58%
Equity	8,457	8,522	(1%)

Total average separate account assets	$50,546	$48,264	5%

Liquidation Portfolios[1]	$10,534	$12,320	(14%)

Total average managed assets	$356,319	$366,869	(3%)

[1]

Liquidation portfolios include portfolios of distressed fixed-income securities and liquidating collateralized debt obligation (CDO) products. In the distressed security category, Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period. In the case of liquidating CDOs, one CDO unwound earlier than expected due to events of default related to certain distressed securities in the portfolio.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Assets

	Three Months Ended March 31,
(in millions)	2011	2010
Fixed-Income Funds
Beginning assets	$31,933	$28,427

Sales	4,910	4,548
Redemptions	(4,381)	(3,302)

Net sales	529	1,246
Net exchanges	(12)	23
Market gains and losses/reinvestments[1]	239	311

Ending assets	$32,689	$30,007

Equity Funds
Beginning assets	$22,626	$20,960

Sales	1,558	1,484
Redemptions	(2,023)	(1,671)

Net redemptions	(465)	(187)
Net exchanges	1	(10)
Market gains and losses/reinvestments[1]	686	682

Ending assets	$22,848	$21,445

[1]

Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended March 31,
(in millions)	2011	2010
Fixed-Income Separate Accounts
Beginning assets	$8,772	$5,360

Sales[2]	551	595
Redemptions[2]	(374)	(498)

Net sales[2]	177	97
Market gains and losses/reinvestments[3]	118	63

Ending assets	$9,067	$5,520

Equity Separate Accounts
Beginning assets	$8,176	$8,713

Sales[2]	692	359
Redemptions[2]	(606)	(722)

Net sales (redemptions)[2]	86	(363)
Net exchanges	13	10
Market gains and losses/reinvestments[3]	518	261

Ending assets	$8,793	$8,621

Liquidation Portfolios
Beginning assets	$10,708	$12,596

Sales[2]	2	4
Redemptions[2]	(325)	(670)

Net redemptions [2]	(323)	(666)
Market gains and losses/reinvestments[3]	(1)	0

Ending assets	$10,384	$11,930

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2011	2010	2011	2010
By Asset Class
Money market assets	77%	79%	49%	50%
Fixed-income assets	11%	10%	18%	17%
Equity assets	9%	8%	32%	32%
Liquidation portfolios	3%	3%	—	—
Other activities	N/A	N/A	1%	1%

By Product Type
Funds:
Money market assets	68%	70%	48%	49%
Fixed-income assets	9%	8%	17%	16%
Equity assets	7%	6%	28%	27%
Separate Accounts:
Money market assets	9%	9%	1%	1%
Fixed-income assets	2%	2%	1%	1%
Equity assets	2%	2%	4%	5%
Liquidation Portfolios	3%	3%	—	—
Other activities	N/A	N/A	1%	1%

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

March 31, 2011 period-end managed assets increased 1% over period-end managed assets at March 31, 2010. Average managed assets for the three-month period ended March 31, 2011 decreased 3% over average managed assets for the same period in 2010 primarily as a result of decreases in average money market assets, partially offset by increases in average fixed-income assets. Period-end money market assets at March 31, 2011 remained flat compared to March 31, 2010. Average money market assets decreased 6% for the three-month period ended March 31, 2011 as compared to the same period in 2010. Period-end fixed-income assets at March 31, 2011 increased 18% as compared to March 31, 2010 and average fixed-income assets for the three-month period ended March 31, 2011 increased 18% as compared to the same period in 2010 primarily due to positive net sales and, to a lesser extent, market appreciation. Period-end equity assets at March 31, 2011 increased 5% as compared to March 31, 2010 and average equity assets for the three-month period ended March 31, 2011 increased 5% as compared to the same period in 2010 primarily due to market appreciation. As expected, liquidation portfolios at March 31, 2011 decreased 13% as compared to March 31, 2010 and average assets in liquidation portfolios decreased 14% for the three-month period ended March 31, 2011 as compared to the same period in 2010 due to the gradual liquidation of the portfolio.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the three-month periods ended March 31:

	Three Months Ended March 31,
(in millions)	2011	2010	Change	Percent Change
Revenue from managed assets	$236.9	$230.9	$6.0	3%
Revenue from sources other than managed assets	2.0	2.1	(0.1)	(5%)

Total revenue	$238.9	$233.01	$5.9	3%

Revenue from managed assets increased $6.0 million for the three-month period ended March 31, 2011 as compared to the same period in 2010 primarily due to a decrease of $6.1 million in voluntary fee waivers by certain money market funds in order to maintain positive or zero net yields. See Business Developments – Historically Low Short-Term Interest Rates for additional information on the related offsetting increase in expense and the net impact on pre-tax income. In addition, revenue increased $3.7 million resulting from higher average fixed-income assets and $2.9 million due to higher average equity assets, partially offset by a decrease of $6.4 million due to lower average money market assets (inclusive of an offsetting increase in revenue of approximately $9 million from average assets attributable to the SunTrust Acquisition).

See Business Developments – Historically Low Short-Term Interest Rates for a discussion of management’s expectation regarding fee waivers and the related reduction in distribution expense for the second quarter of 2011.

For the three-month period ended March 31, 2011, Federated’s ratio of revenue from managed assets to average managed assets was 0.27% as compared to 0.26% for the same period of 2010. The increase in the rate was primarily due to the decrease in voluntary fee waivers to maintain positive or zero net yields.

Operating Expenses. The following table sets forth operating expenses for the three-month periods ended March 31:

	Three Months Ended March 31,
(in millions)	2011	2010	Change	Percent Change
Distribution	$64.7	$58.5	$6.2	11%
Professional service fees	26.2	10.1	16.1	159%
All other	91.5	92.6	(1.1)	(1%)

Total operating expenses	$182.4	$161.2	$21.2	13%

Total operating expenses for the three-month period ended March 31, 2011 increased $21.2 million compared to the same period in 2010. Distribution expense increased $6.2 million primarily due to a $3.0 million increase related to the client mix of average money market assets in the first quarter 2011 as compared to the same period in 2010 and a $1.7 million increase as a result of lower fee waivers to maintain positive or zero net yields in the first quarter 2011 as compared to the same period of the prior year. Professional service fees increased $16.1 million primarily due to expenses related to the aforementioned legal proceedings. See Business Developments – Current Legal Proceedings for information regarding these charges.

Nonoperating Income (Expenses). Nonoperating expenses, net increased $0.1 million for the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to a $4.0 million increase in Debt expense – recourse related to increased borrowings in 2010 (see Business Developments - Amended and Restated Term Loan and Interest Rate Swap for additional information) partially offset by a (1) $3.0 million increase in Gain on securities, net in the first quarter 2011 compared to the first quarter of 2010, related primarily to gains realized from the sale of mutual fund holdings; and (2) a $0.8 million increase in Investment income, net in the first quarter 2011 compared to the first quarter 2010 due primarily to increases in average investment balances.

Income Taxes. The income tax provision decreased $6.2 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to lower income before income taxes. The effective tax rate was 37.0% for the three-month period ended March 31, 2011 as compared to 37.8% for the same period in 2010.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Net Income attributable to Federated Investors, Inc. Net income decreased $8.8 million for the three months ended March 31, 2011 as compared to the same period in 2010, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended March 31, 2011 decreased $0.06 as compared to the same period of 2010 primarily due to decreased net income attributable to Federated, partially offset by a decrease in income available to participating unvested restricted shareholders ($0.03) primarily as a result of the special cash dividend paid in the first quarter 2010. See Note (12) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2011, liquid assets, consisting of cash and cash equivalents, investments and receivables, totaled $337.6 million as compared to $354.9 million at December 31, 2010. The decrease of $17.3 million primarily reflects a decrease of $21.9 million in Cash and cash equivalents offset by an increase of $5.7 million in Investments which is described further below.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $46.5 million for the three months ended March 31, 2011 as compared to $33.4 million for the same period in 2010. The increase of $13.1 million was primarily due to the receipt of $10.0 million of insurance proceeds for claims submitted to cover costs associated with certain legal proceedings (see Note (13)(c) to the Consolidated Financial Statements for additional information) and an increase in cash received from customers due to the $6.0 million increase in revenue from managed assets previously discussed, partially offset by a $4.3 million increase in cash paid for interest due to the increased average outstanding loan balances and a higher average interest rate as a result of the Term Loan.

Cash Used by Investing Activities. During the three-month period ended March 31, 2011, Federated used $46.4 million for investing activities primarily related to cash paid in connection with a contingent purchase price payment for a prior year acquisition.

Cash Used by Financing Activities. During the three-month period ended March 31, 2011, cash used by financing activities was $22.1 million. During the first three months of 2011, Federated paid $25.0 million or $0.24 per share in dividends to holders of its common shares and repaid $10.6 million in connection with its Term Loan. These items were partially offset by $13.9 million received related to the exercise of 0.6 million options in the first quarter 2011.

Borrowings. In the first quarter 2010, Federated made a $5.3 million principal payment on its $140 million term loan. In the second quarter 2010, Federated amended and restated this loan. See Business Developments – Amended and Restated Term Loan and Interest Rate Swap for additional information. During the first quarter 2011, Federated made a $10.6 million principal payment on the Term Loan.

Federated also has a $200 million Revolving Credit Facility that expires October 31, 2011 (Revolving Credit Facility). As of March 31, 2011, Federated had $200 million available for borrowings on the Revolving Credit Facility. Federated is currently considering new borrowing arrangements to replace the expiring Revolving Credit Facility. See Note (9) to the Consolidated Financial Statements for more information on Recourse debt.

Proceeds from the debt facilities have been used for general corporate purposes including cash payments related to acquisitions, quarterly dividends and share repurchases.

Both the Revolving Credit Facility and the Term Loan have interest coverage ratio covenants (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and leverage ratio covenants (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Both the Revolving Credit Facility and the Term Loan have an interest coverage ratio covenant of at least 4 to 1, and as of March 31, 2011, the interest coverage ratio was 19.61 to 1. The Revolving Credit Facility and the Term Loan have leverage ratio covenants of no more than 2 to 1 and no more than 2.5 to 1, respectively. As of March 31, 2011, the leverage ratios for the Revolving Credit Facility and the Term Loan were 1.13 to 1 and 1.10 to 1, respectively. Federated was in compliance with its interest coverage and leverage ratios at and during the three months ended March 31, 2011. Each of the Revolving Credit Facility, Term Loan and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include funding distribution expenditures, paying incentive and base compensation, repaying recourse debt obligations, paying shareholder dividends, funding business acquisitions, paying taxes, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On April 28, 2011, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 6, 2011 to be paid on May 13, 2011.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its remaining borrowing capacity under the Revolving Credit Facility and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the Revolving Credit Facility for the remainder of 2011, management may choose to borrow additional amounts up to the maximum available under the Revolving Credit Facility which could cause total outstanding borrowings to total as much as $583 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of March 31, 2011.

Accounts payable and accrued expenses at March 31, 2011 decreased $25.1 million from December 31, 2010 primarily due to the payment of contingent consideration related to a prior year acquisition ($44.7 million), partially offset by an increase in the accrual for the legal and related costs associated with the aforementioned legal proceedings ($16.9 million). See Business Developments – Current Legal Proceedings for information regarding the current quarter charges.

Accrued compensation and benefits at March 31, 2011 decreased $36.1 million from December 31, 2010 primarily due to the annual 2010 accrued incentive compensation being paid in the first quarter 2011 ($50.8 million), partially offset by the accrual of 2011 incentive compensation earned in the first quarter of 2011 ($18.2 million).

Other current liabilities at March 31, 2011 increased $13.3 million from December 31, 2010 primarily as a result of the $10.0 million in insurance proceeds received related to claims submitted to cover costs associated with certain legal proceedings. See Note (8) and Note (13)(c) to the Consolidated Financial Statements for additional information.

Goodwill at March 31, 2011 increased $0.3 million from December 31, 2010. During the first three months of 2011, Federated recorded goodwill primarily in connection with contingent purchase price payments and accruals related to the 2007 acquisition of certain assets of Rochdale Investment Management LLC relating to the business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition) ($0.3 million). See Note (13)(a) to the Consolidated Financial Statements for additional information. As of March 31, 2011, Federated’s market capitalization exceeded the recorded goodwill balance by more than 300%.

Contractual Obligations and Contingent Liabilities

Contingent Liabilities and Payments. As part of the SunTrust Acquisition, Federated is required to make contingent purchase price payments over the five-year period following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At March 31, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of March 31, 2011, a liability of $18.4 million representing the fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) (see Note (6)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized on the Consolidated Statements of Income.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The remaining contingent purchase price payments could total as much as $49 million. As of March 31, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to 2009 or 2010. As of March 31, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of March 31, 2011, $3.0 million was paid in semi-annual contingent purchase price payments and $0.7 million was accrued related to future semi-annual contingent purchase price payments (of which $0.5 million will be paid in the second quarter 2011) and $1.1 million was paid in the fourth quarter 2010 with regard to the first form of contingent payment. The future semi-annual contingent purchase price payment was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2011, the maximum bonus payable over the remaining terms of the contracts approximates $73 million, of which approximately $5 million would be payable in 2011 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on levels at March 31, 2011, $0.4 million would be paid in 2012. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Since February 2004, Federated has been named as a defendant in seven cases involving the fees charged to the Federated Kaufmann Fund. These cases were originally filed in five different federal courts and one state court. The state court case was voluntarily dismissed by the plaintiff without prejudice. The six federal cases were consolidated in the U.S. District Court for the Western District of Pennsylvania.

The plaintiffs in these cases sought compensatory damages reflecting a return of all advisory fees earned by Federated in connection with the management of the Federated Kaufmann Fund since June 28, 2003, as well as attorneys’ fees and expenses. On April 28, 2011, Federated reached a final settlement to resolve these cases. Prior to the settlement, Federated had been preparing for trial which was scheduled to begin on April 12, 2011. Operating income for the quarter ended March 31, 2011 included charges of $18.2 million in legal and related costs associated with these cases. This amount, which represents management’s best estimate, is accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheet and was charged primarily to Professional service fees on the Consolidated Statement of Income. Federated is pursuing insurance reimbursements for these costs. Actual costs to resolve these cases may differ from these estimates but such differences are not expected to be material to Federated’s consolidated results of operations, financial position or cash flow.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Federated has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2011, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be significant.

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2010, management believes that its policies regarding accounting for variable interest entity consolidation, intangible assets, the acquisition-related future consideration liability, income taxes and loss contingencies involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of these policies.

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the three months ended March 31, 2011, approximately 49% of Federated’s total revenue was attributable to money market assets as compared to 50% for the same period of 2010. A significant change in Federated’s money market business or a significant decline in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which has and could continue to cause material adverse effects on Federated’s results of operations. Federated, however, is not obligated to make such fee waivers or to assume such fund expenses.

Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. During the first quarter 2011, fee waivers to maintain positive or zero net yields totaled $63.4 million and were partially offset by a related reduction in distribution expenses of $49.5 million and net income attributable to noncontrolling interests of $0.8 million such that the net impact to Federated was $13.1 million in reduced pre-tax income. The impact of these fee waivers for the three months ended March 31, 2011 was less than the impact for the three months ended March 31, 2010 with

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

$69.5 million in waived fees, $51.2 million in reduced distribution expenses, $0.5 million reduction in net income attributable to noncontrolling interests, and a net impact of $17.8 million in reduced pre-tax income. Beginning on April 1, 2011, primarily as a result of certain changes in bank assessments impacting products insured by the Federal Deposit Insurance Corporation, overnight interest rates for repurchase agreements declined. This reduction in short-term interest rates caused an increase in fee waivers to maintain positive or zero net yields in April. Management expects the elevated fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least through the end of the quarter ended June 30, 2011. Assuming current market conditions and asset levels remain constant, fee waivers for the second quarter 2011 may result in a net impact on pre-tax income of approximately $17.5 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the pre-tax income impact of these waivers. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

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

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 (Investment Company Act) and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

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

In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed and, if adopted, will affect Federated and the Federated Funds, and Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur, including possible further amendments to Rule 2a-7 of the Investment Company Act.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 49% of Federated’s total revenue for the first three months of 2011 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Many of Federated’s products are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income assets are held by institutional investors. Because most institutional investment vehicles are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to transfer their assets among various institutional funds than investors in retail mutual funds.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 11% of Federated’s total revenue for the three months ended March 31, 2011 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products and liquidation portfolios. Likewise, mutual fund products generally have a higher management fee than Separate Accounts. Similarly, traditional separate accounts typically have a higher fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from assets in money market funds than assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 12% and 11% of Federated’s total revenue for the three months ended March 31, 2011 was derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related reductions to distribution expenses associated with these funds.

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

Impairment Risk. At March 31, 2011, Federated had intangible assets including goodwill totaling $715.7 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with sponsored funds that, as required by law, are terminable upon 60 days notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board of directors or trustees, including disinterested members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on Federated. As required by the Investment Company Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these agreements.

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

Capital Losses on Investments. Federated has and may continue to realize capital losses upon disposition of some of its investments. To the extent that these losses are not offset by capital gains in the year realized, there are specific rules in each tax jurisdiction (federal and state) that dictate the other tax years, if any, in which these losses may be used to offset net capital gains. The inability to utilize the capital loss deferred tax assets net of a valuation allowance within the prescribed timeframe may increase Federated's federal and/or state income tax expense and, as a result, reduce net income.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

There have not been any material changes to Federated’s exposures to market risk during the quarter ended March 31, 2011 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2010.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2011.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item 1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (13)(c) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Part II, Item 1A. Risk Factors

(Unaudited)

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	50,300	$26.35	50,300	3,551,300
February	0	0	0	3,551,300
March	60,000	26.08	60,000	3,491,300

Total	110,300	$26.20	110,300	3,491,300

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date.

Part II, Item 5. Other Information

(Unaudited)

AMENDMENT OF THE FEDERATED INVESTORS, INC. STOCK INCENTIVE PLAN.

At the Annual Meeting of Shareholders of Federated Investors, Inc. (Federated) held on Thursday, April 28, 2011 in Pittsburgh, Pennsylvania, the holder of Federated’s Class A Common Stock approved an amendment to Federated’s Stock Incentive Plan. The Amendment is designed to reserve an additional 3,500,000 shares of Federated Class B Common Stock for the Stock Incentive Plan, thereby increasing the total number of shares reserved for issuance under the Stock Incentive Plan from 23,550,000 to 27,050,000 shares. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the description contained in Federated’s Information Statement to shareholders dated March 17, 2011 (Information Statement). The Stock Incentive Plan, as amended, is attached hereto as Exhibit 10.1 and incorporated by reference herein.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At Federated’s 2011 Annual Meeting of Shareholders held on Thursday, April 28, 2011 in Pittsburgh, Pennsylvania, the holder of Federated’s Class A Common Stock which constituted all of the shares entitled to vote at the meeting, approved two proposals, both of which are described in more detail in Federated’s Information Statement.

Proposal I

The holder of Federated’s Class A Common Stock elected six individuals to the Board of Directors as set forth below:

Director	Shares Voted For	Shares Withheld
John F. Donahue	9,000	0
J. Christopher Donahue	9,000	0
John W. McGonigle	9,000	0
Michael J. Farrell	9,000	0
David M. Kelly	9,000	0
Edward G. O’Connor	9,000	0

Proposal II

The holder of Federated’s Class A Common Stock approved an amendment to Federated’s Stock Incentive Plan as set forth below:

Shares Voted For	Shares Voted Against	Shares Abstained
9,000	0	0

OTHER EVENTS.

On April 28, 2011, Federated reached a final settlement to resolve the consolidated cases involving the fees being charged to the Federated Kaufmann Fund. Prior to the settlement, Federated had been preparing for trial which was scheduled to begin on April 12, 2011. Operating income for the quarter ended March 31, 2011 included charges of $18.2 million in legal and related costs associated with these cases. This amount, which represents management’s best estimate, is accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheet and was charged primarily to Professional service fees on the Consolidated Statement of Income. Federated is pursuing insurance reimbursements for these costs. Actual costs to resolve these cases may differ from these estimates but such differences are not expected to be material to Federated’s consolidated results of operations, financial position or cash flow.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – Federated Investors, Inc. Stock Incentive Plan, as amended

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101 – The following materials from Federated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date May 2, 2011	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date May 2, 2011	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer