Form 10-Q
period 2011-06-30
FEDERATED INVESTORS INC /PA/
filed 2011-08-03
CIK 1056288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 26, 2011, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,280,230 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and future principal uses of cash; management’s expectations regarding borrowing; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation, including potential changes relating to the regulation of money market funds; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the ongoing threat of terrorism and the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 1. Financial Statements

Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$155,248	$198,756
Investments	138,899	134,885
Receivables – affiliates	11,085	11,651
Receivables – other, net of reserve of $237 and $60, respectively	8,591	9,577
Prepaid expenses	25,340	15,861
Current deferred tax asset, net	4,376	1,129
Other current assets	1,248	1,311

Total current assets	344,787	373,170

Long-Term Assets
Goodwill	635,944	635,313
Renewable investment advisory rights	61,900	64,500
Other intangible assets, net of accumulated amortization of $57,011 and $112,502, respectively	16,503	21,012
Deferred sales commissions, net of accumulated amortization of $5,221 and $57,480, respectively	9,292	10,317
Property and equipment, net of accumulated depreciation of $45,887 and $41,981, respectively	39,800	38,516
Other long-term assets	11,947	10,676

Total long-term assets	775,386	780,334

Total assets	$1,120,173	$1,153,504

LIABILITIES
Current Liabilities
Short-term debt – recourse	$42,500	$42,500
Accounts payable and accrued expenses	40,471	86,191
Accrued compensation and benefits	38,240	61,129
Other current liabilities	33,994	24,532

Total current liabilities	155,205	214,352

Long-Term Liabilities
Long-term debt – recourse	340,000	361,250
Long-term debt – nonrecourse	1,441	4,436
Long-term deferred tax liability, net	69,071	51,380
Other long-term liabilities	24,459	28,371

Total long-term liabilities	434,971	445,437

Total liabilities	590,176	659,789

Commitments and contingencies (Note (15))

TEMPORARY EQUITY
Redeemable noncontrolling interests in subsidiaries	530	1,543

PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	243,510	237,208
Additional paid-in capital from treasury stock transactions	340	135
Retained earnings	1,051,234	1,036,571
Treasury stock, at cost, 25,217,883 and 25,841,365 shares Class B common stock, respectively	(763,029)	(778,609)
Accumulated other comprehensive loss, net of tax	(3,865)	(3,695)

Total Federated Investors, Inc. shareholders’ equity	528,379	491,799
Nonredeemable noncontrolling interest in subsidiary	1,088	373

Total permanent equity	529,467	492,172

Total liabilities, temporary equity and permanent equity	$1,120,173	$1,153,504

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Investment advisory fees, net-affiliates	$132,894	$140,903	$277,245	$280,313
Investment advisory fees, net-other	16,233	15,051	31,472	30,134
Administrative service fees, net-affiliates	54,550	51,899	108,598	108,148
Other service fees, net-affiliates	18,301	20,095	39,734	38,372
Other service fees, net-other	3,164	2,988	6,394	5,965
Other, net	635	548	1,217	1,522

Total revenue	225,777	231,484	464,660	464,454

Operating Expenses
Compensation and related	62,493	60,686	126,889	125,082
Distribution	57,798	62,779	122,490	121,269
Professional service fees	8,548	(9,884)	34,734	195
Office and occupancy	6,032	4,853	12,233	11,149
Systems and communications	5,727	5,877	11,306	11,634
Advertising and promotional	2,841	2,600	6,003	4,756
Travel and related	3,253	2,884	5,692	5,313
Intangible asset related	1,629	9,311	5,408	13,126
Amortization of deferred sales commissions	1,880	3,114	4,662	6,286
Other	3,493	5,403	6,660	9,972

Total operating expenses	153,694	147,623	336,077	308,782

Operating income	72,083	83,861	128,583	155,672

Nonoperating Income (Expenses)
Investment income, net	1,147	725	2,184	1,009
Gain (loss) on securities, net	31	(2,333)	2,807	(2,591)
Debt expense – recourse	(4,577)	(4,619)	(9,215)	(5,239)
Other, net	(85)	(66)	(109)	(245)

Total nonoperating expenses, net	(3,484)	(6,293)	(4,333)	(7,066)

Income before income taxes	68,599	77,568	124,250	148,606
Income tax provision	25,714	29,293	46,312	56,136

Net income including noncontrolling interests in subsidiaries	$42,885	$48,275	$77,938	$92,470

Less: Net income attributable to the noncontrolling interests in subsidiaries	472	625	2,295	2,813

Net income	$42,413	$47,650	$75,643	$89,657

Amounts attributable to Federated Investors, Inc.
Earnings per common share – Basic and Diluted	$0.41	$0.46	$0.73	$0.85

Cash dividends per share	$0.24	$0.24	$0.48	$1.74

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]

Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share. See Note (13) for additional information on the calculation of earnings per share.

Consolidated Statements of Changes in Equity

(dollars in thousands)

(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2009	$217,009	$0	$1,105,073	$(795,389)	$1,514	$528,207	$608	$528,815	$13,913
Net Income	0	0	89,657	0	0	89,657	4,974	94,631	(2,161)
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of reclassification adjustment[1]	0	0	16	0	(2,534)	(2,518)	0	(2,518)	0
Unrealized loss on interest rate swap, net of reclassification adjustment[2]	0	0	0	0	(7,678)	(7,678)	0	(7,678)	0
Foreign currency translation loss[3]	0	0	0	0	(971)	(971)	0	(971)	(112)

Comprehensive Income[4]						78,490	4,974	83,464

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	5,406
Stock award activity	11,323	0	(8,283)	8,283	0	11,323	0	11,323	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(178,727)	0	0	(178,727)	(5,193)	(183,920)	(1,773)
Exercise of stock options	196	0	(130)	617	0	683	0	683	0
Purchase of treasury stock	0	0	0	(6,541)	0	(6,541)	0	(6,541)	0

Balance at June 30, 2010	$228,528	$0	$1,007,606	$(793,030)	$(9,669)	$433,435	$389	$433,824	$15,273

Balance at December 31, 2010	$237,397	$135	$1,036,571	$(778,609)	$(3,695)	$491,799	$373	$492,172	$1,543
Net Income	0	0	75,643	0	0	75,643	2,219	77,862	76
Other comprehensive loss, net of tax:
Unrealized gain on securities available for sale, net of reclassification adjustment[1]	0	0	(3)	0	19	16	0	16	0
Unrealized loss on interest rate swap, net of reclassification adjustment [2]	0	0	0	0	(721)	(721)	0	(721)	0
Foreign currency translation gain[3]	0	0	0	0	532	532	0	532	62

Comprehensive Income[4]						75,470	2,219	77,689

Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	6,511
Deconsolidation	0	0	0	0	0	0	0	0	(7,627)
Stock award activity	10,388	(457)	(10,948)	11,428	0	10,411	0	10,411	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(50,029)	0	0	(50,029)	(1,504)	(51,533)	(35)
Stock option activity	(4,086)	662	0	14,468	0	11,044	0	11,044	0
Purchase of treasury stock	0	0	0	(10,316)	0	(10,316)	0	(10,316)	0

Balance at June 30, 2011	$243,699	$340	$1,051,234	$(763,029)	$(3,865)	$528,379	$1,088	$529,467	$530

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax related to this line item was ($24) and $1,952 for the six months ended June 30, 2011 and 2010, respectively.
[2]	The tax related to this line item was $806 and $4,134 for the six months ended June 30, 2011 and 2010, respectively.
[3]	The tax related to this line item was ($286) and $523 for the six months ended June 30, 2011 and 2010, respectively.
[4]

Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $40,074, $437 and $40,511, respectively, for the three months ended June 30, 2011. Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $38,321, $2,458 and $40,779, respectively, for the three months ended June 30, 2010.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended June 30,	2011	2010
Operating Activities
Net income including noncontrolling interest in subsidiaries	$77,938	$92,470
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	4,662	6,286
Depreciation and other amortization	8,089	10,948
Share-based compensation expense	10,077	10,622
(Gain) loss on disposal of assets	(2,610)	299
Provision for deferred income taxes	9,746	10,879
Fair-value adjustments for contingent liabilities	900	0
Tax benefit from share-based compensation	72	1,393
Excess tax benefits from share-based compensation	(1,206)	(2,443)
Impairment of assets	0	6,956
Net purchases of trading securities	(7,714)	(2,809)
Deferred sales commissions paid	(4,482)	(5,462)
Contingent deferred sales charges received	861	1,277
Proceeds from sale of certain B-share-related future revenue	0	1,221
Other changes in assets and liabilities:
Decrease in receivables, net	1,933	1,464
(Increase) decrease in prepaid expenses and other assets	(8,665)	12,848
Decrease in accounts payable and accrued expenses	(26,911)	(28,871)
Increase in income taxes payable	1,665	546
Increase (decrease) in other liabilities	9,807	(17,892)

Net cash provided by operating activities	74,162	99,732

Investing Activities
Purchases of securities available for sale	(11,396)	(50,763)
Cash paid for business acquisitions	(45,275)	(37,932)
Cash paid for property and equipment	(5,387)	(3,566)
Cash paid for purchased loans	0	(2,914)
Proceeds from disposal of property and equipment	0	3,298
Proceeds from redemptions of securities available for sale	10,911	337

Net cash used by investing activities	(51,147)	(91,540)

Financing Activities
Dividends paid	(50,042)	(179,224)
Purchases of treasury stock	(11,103)	(6,120)
Distributions to noncontrolling interests in subsidiaries	(1,539)	(6,965)
Contributions from noncontrolling interests in subsidiaries	6,511	5,406
Proceeds from shareholders for share-based compensation	15,153	487
Excess tax benefits from share-based compensation	1,206	2,443
Proceeds from new borrowings – recourse	0	407,000
Proceeds from new borrowings – nonrecourse	0	271
Payments on debt – recourse	(21,250)	(108,000)
Payments on debt – nonrecourse	(3,623)	(5,134)
Other	(1,836)	(2,866)

Net cash (used) provided by financing activities	(66,523)	107,298

Net (decrease) increase in cash and cash equivalents	(43,508)	115,490
Cash and cash equivalents, beginning of period	198,756	90,452

Cash and cash equivalents, end of period	$155,248	$205,942

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

(3) Recent Accounting Pronouncements

(a) Fair Value Measurement

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued an update to the accounting standard on fair value measurement. The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. This update is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact this update may have on Federated’s Consolidated Financial Statements but does not expect the impact to be material.

(b) Comprehensive Income

On June 16, 2011, the FASB issued an update to the accounting standard on the presentation of comprehensive income. The update requires presentation of the components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not modify the components of comprehensive income and is effective for interim and annual periods beginning after December 15, 2011. As this update affects disclosure only, the adoption of the update will not impact Federated’s Consolidated Financial Statements.

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

The SunTrust Acquisition included upfront cash payments that totaled $6.6 million. The transaction also includes annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At June 30, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. The SunTrust Acquisition was accounted for under the acquisition method of accounting. The valuation resulted in total consideration with a fair value of $24.1 million assignable to

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

a single identifiable intangible asset with an indefinite life and recorded in Renewable investment advisory rights on the Consolidated Balance Sheets. This asset is deductible for tax purposes. The valuation results, which were finalized in the first quarter 2011, are reflected in the Consolidated Balance Sheet and the related footnotes as of and for the period ended June 30, 2011. As of June 30, 2011, a liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

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

(in millions, except per share data)	(pro forma) Three Months Ended June 30, 2010	(pro forma) Six Months Ended June 30, 2010
Revenue	$241.8	$486.2
Net income attributable to Federated Investors, Inc.	$50.4	$95.5

Earnings per share – Basic
Net income attributable to Federated Investors, Inc.	$0.49	$0.91

Earnings per share – Diluted
Net income attributable to Federated Investors, Inc.	$0.49	$0.90

The pro forma results include adjustments for the effect of acquisition-related expenses including accretion of interest on the contingent consideration liability and income tax expense.

(5) Concentration Risk

Revenue concentration by asset class – Approximately 47% of Federated’s total revenue for the six months ended June 30, 2011 was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

In certain money market funds, the gross yield is not sufficient to cover all of the fund’s normal operating expenses due to historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields.

During the six months ended June 30, 2011, fee waivers in order for certain money market funds to maintain positive or zero net yields totaled $142.8 million and were partially offset by a related reduction in distribution expenses of $107.3 million and net income attributable to noncontrolling interests of $3.0 million such that the net impact to Federated was $32.5 million in reduced pre-tax income. The impact of these fee waivers for the six months ended June 30, 2011 was more than the impact for the six months ended June 30, 2010 with $127.8 million in waived fees, $96.3 million in reduced distribution expenses, $0.7 million in reduced net income attributable to noncontrolling interests and a net impact of $30.8 million in reduced pre-tax income. During the second quarter 2011, interest rates for money market investments further declined which caused an increase in these fee waivers. As such, the net impact of these fee waivers on pre-tax income for the quarter ended June 30, 2011 ($19.4 million) was more than the impact in the first quarter 2011 ($13.1 million), the fourth quarter 2010 ($12.1 million) and the third quarter 2010 ($11.0 million). Management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue into 2012. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the third quarter 2011 may result in a net impact on pre-tax income of approximately $23 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the pre-tax income impact of these waivers. The

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

Revenue concentration by product – Approximately 13% and 12% of Federated’s total revenue were derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively, for both the three and six months ended June 30, 2011. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and net income.

Revenue concentration by customer – Approximately 10% and 11% of Federated’s total revenue for the three and six months ended June 30, 2011, respectively, were derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such consolidation evaluation of VIEs pertaining to June 30, 2011 and December 31, 2010.

(a) Consolidated Variable Interest Entities

Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given the funds’ typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. From time to time, Federated invests in certain of these products for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash thereby allowing the product to establish a performance history. Federated’s investment in these products represents its maximum exposure to loss. As of June 30, 2011 and December 31, 2010, Federated was the sole or majority investor in certain of these products and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. At June 30, 2011, the aggregate assets and liabilities of such entities that Federated consolidated were $17.6 million and $0.8 million, respectively, and Federated recorded $0.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2010, the aggregate assets and liabilities of such entities that Federated consolidated were $27.1 million and $0.2 million, respectively, and Federated recorded $1.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the products are primarily classified as Investments on Federated’s Consolidated Balance Sheets and are restricted for use by the products only. The liabilities of the products are primarily classified as Accounts payable and accrued expenses on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities.

Federated’s conclusion to consolidate a sponsored fund may vary from period to period based on changes in Federated’s percentage interest in the product resulting from changes in the number of fund shares held by either Federated or third parties. Given that the products follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. During the six months ended June 30, 2011, Federated deconsolidated two sponsored mutual funds based on a determination that it no longer was the primary beneficiary of the funds as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $17.7 million in Investments and $7.6 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the dates of deconsolidation. There was no impact to the Consolidated Statements of Income for the three and six months ended June 30, 2011 from entities that were deconsolidated. During the fourth quarter of 2010, Federated deconsolidated a sponsored

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

mutual fund based on a determination that it no longer was the primary beneficiary of the fund as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $22.0 million in Investments and $21.3 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the date of deconsolidation.

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

(b) Non-Consolidated Variable Interest Entities

At June 30, 2011 and December 31, 2010, Federated was involved with certain VIEs in which it held a significant variable interest or was the sponsor that held a variable interest, but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	As of June 30, 2011			As of December 31, 2010
in millions	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Sponsored investment funds[1]	$269,699.7	$—	$267.0	$275,365.1	$—	$297.0
Collateralized debt obligations[2]	$10.0	$12.0	$0	$12.8	$121.6	$0
Equity investment	$5.5	$1.3	$7.3	$6.4	$2.4	$7.4

[1]

The unconsolidated VIE assets for the sponsored investment products represent total net assets under management for the related products. Of Federated’s $267.0 million invested in these products at June 30, 2011, $148.2 million represents investments in money market products included in Cash and cash equivalents, with the remaining $118.8 million included in Investments on the Consolidated Balance Sheets. Of Federated’s $297.0 million invested in these products at December 31, 2010, $191.2 million represents investments in money market products included in Cash and cash equivalents, with the remaining $105.8 million included in Investments on the Consolidated Balance Sheets.

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

Collateralized Debt Obligations (CDOs) – At December 31, 2010, Federated acted as the investment manager for two CDOs with assets under management of $12.8 million. Because one of these CDOs unwound in the first quarter 2011, Federated acted as the investment manager for only one CDO with assets under management of $10.0 million as of June 30, 2011. The CDOs met the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. These CDOs were not consolidated at June 30, 2011 or December 31, 2010. CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

their investment. The notes issued by the remaining CDO are partially collateralized by high yield bonds and had an original expected maturity of twelve years. Federated’s variable interests in the remaining CDO is limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDO on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entity. Federated has not provided financial support to the CDO.

Federated was not the primary beneficiary of either of these VIEs at June 30, 2011 or at December 31, 2010. Upon consideration of the qualitative model prescribed by the FASB, Federated determined that as of December 31, 2010 and June 30, 2011, neither its equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to either of these entities. Therefore Federated has not consolidated these entities.

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and manages over $800 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders, Dix Hills meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the activities of Dix Hills and therefore is not the primary beneficiary. Federated has not provided financial support to Dix Hills. Federated’s investment in Dix Hills is included in Other long-term assets on the Consolidated Balance Sheets.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011 Fair Value Measurements Using				December 31, 2010 Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$155,248	$0	$0	$155,248	$198,756	$0	$0	$198,756
Available-for-sale equity securities[1]	118,819	0	0	118,819	105,724	0	0	105,724
Trading securities – equity[1]	6,637	5,848	0	12,485	6,937	4,431	0	11,368
Trading securities – debt[1]	689	6,906	0	7,595	10,016	7,777	0	17,793
Foreign currency forward contract[2]	0	0	0	0	0	68	0	68

Total financial assets	$281,393	$12,754	$0	$294,147	$321,433	$12,276	$0	$333,709

Financial Liabilities
Interest rate swap[3]	$0	$13,260	$0	$13,260	$0	$11,734	$0	$11,734
SunTrust Acquisition future consideration payments liability	0	0	18,358	18,358	0	0	20,058	20,058
Foreign currency forward contract[4]	0	43	0	43	0	0	0	0

Total financial liabilities	$0	$13,303	$18,358	$31,661	$0	$11,734	$20,058	$31,792

[1]	Amount included in Investments on the Consolidated Balance Sheets.
[2]

Amount included in Receivables – other on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

[3]

Amount included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (10) for more information regarding the swap.

[4]

Amount included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all observable inputs.

Between December 31, 2010 and June 30, 2011, there were no significant transfers between Level 1 and Level 2. From time to time, transfers between Level 1 and 2 occur reflecting a change in whether pricing services were used to determine the fair value of equity securities traded principally in foreign markets based upon a determination by management that there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed or if quoted market prices were used to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to the SunTrust Acquisition (a Level 3 financial liability measured at fair value on a recurring basis):

(in thousands)
Balance at December 31, 2010	$20,058
Adjustment to reflect final valuation[1]	(2,600)
Changes in fair value[2]	900
Contingent consideration payments	0

Balance at June 30, 2011	$18,358

[1]	As a result of finalizing the valuation relating to the SunTrust Acquisition this adjustment was required to revise the preliminary estimate of fair value.
[2]	Amounts included in Intangible asset related expense on the Consolidated Statements of Income.

The liability for future consideration payments related to the SunTrust Acquisition is recorded at fair value in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) on the Consolidated Balance Sheet as of June 30, 2011. Management estimated the fair value of future consideration payments related to the SunTrust Acquisition based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management based on estimated net redemptions or sales; (2) expected net revenue per managed asset based generally on contract terms; and (3) a discount rate estimated at the current market rate of return.

Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2011 or December 31, 2010.

(b) Fair Value Measurements on a Nonrecurring Basis

Since 2008, Federated experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflected significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets were tested for recoverability at various times over the past two and one half years. For the second quarter 2010, management’s quarterly recoverability test of the carrying value of these intangible assets performed as of June 30, 2010 indicated that the carrying values were not fully recoverable. Cash flow projections at June 30, 2010 were lower than previous projections prepared in connection with recoverability testing as a result of actual and projected declines in assets under management in excess of prior estimates. Management estimated the fair value of these intangible assets at June 30, 2010 based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management; (2) expected revenue per managed asset; (3) direct operating expenses; and (4) a discount rate. Management estimated a rate of change for underlying assets under management based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and direct operating expenses are generally based on contract terms, average market participant data and historical experience. The discount rate was estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed growth rates in assets under management ranging from -100% to 9% over the cash-flow projection period. As a result of this fair value analysis, in the second quarter 2010 Federated recorded a $7.0 million impairment charge on the Consolidated Statements of Income, $5.6 million of which was included in Intangible asset related expenses with the remainder in Other operating expenses. The related customer relationship intangible assets were written down to $4.3 million, the noncompete agreement included in Other intangible assets was written down to $1.6 million and the related fixed assets were written down to $1.4 million as of June 30, 2010. Intangible asset amortization expense for future periods was reduced as a result of this impairment. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance of the quantitative products compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2011.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(8) Investments

Investments on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 included available-for-sale and trading securities. At June 30, 2011 and December 31, 2010, Federated held investments totaling $118.8 million and $105.7 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities. Federated’s trading securities totaled $20.1 million and $29.2 million at June 30, 2011 and December 31, 2010, respectively. Federated consolidates certain sponsored funds into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (6)). As a result, all investments held by these sponsored funds were included in Federated’s Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 as trading securities. Federated’s trading securities primarily represented stocks of large-cap U.S. and international companies and domestic and foreign investment-grade debt securities.

Available-for-sale securities were as follows:

	At June 30, 2011				At December 31, 2010
		Gross Unrealized		Estimated Market		Gross Unrealized		Estimated Market
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$43,109	$5,255	$(121)	$48,243	$41,879	$5,200	$(24)	$47,055
Fixed-income mutual funds	69,948	719	(91)	70,576	58,143	662	(136)	58,669

Total fluctuating-value mutual funds	$113,057	$5,974	$(212)	$118,819	$100,022	$5,862	$(160)	$105,724

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated sponsored products:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Unrealized (loss) gain on trading securities	$(159)	$(2,524)	$169	$(2,515)
Realized gains[1]
Available-for-sale securities	0	21	2,086	25
Trading securities	214	940	611	1,189
Derivatives[2]	174	11	406	11
Realized losses[1]
Available-for-sale securities	0	(2)	0	(3)
Trading securities	(119)	(429)	(315)	(624)
Derivatives[2]	(79)	(350)	(150)	(674)

Gain (loss) on securities, net	$31	$(2,333)	$2,807	$(2,591)

[1]	Realized gains and losses are computed on a specific-identification basis.
[2]	Realized gains and losses relate to the settlement of economic derivatives held by certain consolidated sponsored products.

(9) Other Current Liabilities

Federated’s Other current liabilities at June 30, 2011 included an accrual of $13.3 million related to the interest rate swap (see Note (10) for additional information) and $5.3 million for the short-term portion of the SunTrust Acquisition future

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

consideration payments liability (see Note (4) for additional information). Also included in Other current liabilities at June 30, 2011 was $10.0 million related to insurance proceeds for claims submitted to cover costs associated with various legal proceedings. Federated is involved in legal proceedings with certain insurance carriers, among other things, to retain these insurance reimbursements. In the event that Federated does not prevail, it will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities at December 31, 2010 included an accrual of $11.7 million related to the interest rate swap and $5.3 million for the short-term portion of the SunTrust Acquisition future consideration payments liability.

(10) Recourse Debt and Interest Rate Swap

Recourse debt consisted of the following:

	Weighted-Average Interest Rates		June 30, 2011	December 31, 2010
(dollars in thousands)	2011[1]	2010[2]
Term Loan[3]	3.646%	4.396%	$382,500	$403,750
Less: Short-term debt – recourse			42,500	42,500

Long-term debt – recourse			$340,000	$361,250

[1]	As of June 30, 2011. See additional information below regarding the interest rate fixed at 3.646% in connection with the interest rate swap, which expires on April 1, 2015.
[2]	As of December 31, 2010.
[3]	The borrowings for the term loan under the Credit Agreement expire on June 10, 2016.

On June 10, 2011, Federated entered into an Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries, PNC Bank, National Association as administrative agent, a syndicate of 19 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Credit Agreement). The Credit Agreement amends and restates Federated’s prior $425 million term loan facility dated April 9, 2010. The borrowings of $382.5 million under the Credit Agreement equal the remaining principal balance from the prior $425 million term loan. The Credit Agreement qualified for modification accounting treatment. Accordingly, closing costs of $1.8 million were capitalized in the second quarter 2011 and are being amortized over the 5-year term of the loan.

The Credit Agreement also contains a $200 million revolving credit facility. This new revolving credit facility replaces the previous $200 million revolving credit facility, which was scheduled to expire on October 31, 2011, and was terminated in connection with Federated’s entry into the Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. Federated pays an annual facility fee, currently 15 basis points, based on its credit rating. Borrowings on the new revolving credit facility bear interest similar to the borrowings for the term loan under the Credit Agreement except the London Interbank Offering Rate (LIBOR) spread is currently 110 basis points, based on its credit rating. As of June 30, 2011, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement expires on June 10, 2016 and requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. The Credit Agreement also includes representations, warranties and other financial and non-financial covenants. Federated was in compliance with all such covenants at and for the six months ended June 30, 2011.

The borrowings under the term loan component of the Credit Agreement bear interest at a reduced spread over LIBOR, as compared to the prior term loan. The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the prior $425 million term loan remains in effect.

Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

received. The fair value of the Swap agreement at June 30, 2011 was a liability of $13.3 million which was recorded in Other current liabilities on the Consolidated Balance Sheet. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheet at June 30, 2011. During the next twelve months management expects to charge $7.5 million of this loss to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to June 30, 2011 and will not affect the amount of interest expense recognized in total on the Credit Agreement for any period presented. During the three- and six-month periods ended June 30, 2011, $2.1 million and $4.2 million, respectively, were charged to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap. During the three- and six-month periods ended June 30, 2010, $2.1 million was charged to Debt expense–recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.

(11) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2011, Federated awarded 464,376 shares of restricted Federated Class B common stock, nearly all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 897,379 shares of restricted Federated Class B common stock under its Stock Incentive Plan to certain key employees during 2010.

(b) Stock Options

During the first six months of 2011, 603,418 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2010 totaled 486,150.

(c) Non-management Director Stock Award

During the first six months of 2011 and for the entire year of 2010, Federated awarded 4,500 shares and 6,000 shares of Federated Class B common stock, respectively, to non-management directors.

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

During the first six months of 2011, Federated repurchased 0.4 million shares of common stock for $10.3 million, the majority of which were repurchased in the open market and the remainder of which were repurchased in connection with employee separations and were not counted against the board-approved share repurchase program. At June 30, 2011, 3.2 million shares remain available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(13) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator – Basic
Net income attributable to Federated Investors, Inc.	$42,413	$47,650	$75,643	$89,657
Less: Total income available to participating unvested restricted shareholders[1]	(1,412)	(1,478)	(2,534)	(5,063)

Total net income attributable to Federated Common Stock[2]	$41,001	$46,172	$73,109	$84,594

Numerator – Diluted
Net income attributable to Federated Investors, Inc.	$42,413	$47,650	$75,643	$89,657
Less: Total income available to participating unvested restricted shareholders[1]	(1,412)	(1,477)	(2,534)	(5,063)

Total net income attributable to Federated Common Stock[2]	$41,001	$46,173	$73,109	$84,594

Denominator
Basic weighted-average common shares outstanding	100,907	99,943	100,748	99,903
Dilutive potential shares from stock options	10	53	45	106

Diluted weighted-average common shares outstanding	100,917	99,996	100,793	100,009

Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.41	$0.46	$0.73	$0.85

[1]

Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of forfeited dividends, and their proportionate share of undistributed earnings, if any.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the three- and six-month periods ended June 30, 2011, 0.3 million and 1.1 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and six-month periods ended June 30, 2010, 3.4 million and 2.7 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(14) Purchased Loans

As part of seeding a new Federated-sponsored fund, Federated began investing in purchased loans, consisting primarily of syndicated, commercial, US dollar-denominated, floating-rate term loans during the second quarter 2010. As of June 30, 2010, the fair value of these purchased loans, which totaled $25.6 million, was included in Other current assets on the Consolidated Balance Sheet. Of this amount, purchases of $22.7 million had not settled as of June 30, 2010; therefore, an offsetting amount was recorded in Other current liabilities on the Consolidated Balance Sheet. These purchased loans were transferred into a new Federated-sponsored fund in exchange for shares of the fund in the second half of 2010. As of June 30, 2011, Federated did not hold any purchased loans but maintains a seed investment in this fund.

(15) Commitments and Contingencies

(a) Contractual

As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At June 30, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of June 30, 2011, a liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense in the Consolidated Statements of Income.

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent Global Income Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The remaining contingent purchase price payments could total as much as $49 million. As of June 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to 2009 or 2010. As of June 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2011, $3.6 million was paid in semi-annual contingent purchase price payments, $0.4 million was accrued related to future semi-annual contingent purchase price payments and $1.1 million was paid in the fourth quarter 2010 with regard to the first form of contingent payment. The future semi-annual contingent purchase price payment was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2011, the maximum bonus payable over the remaining terms of the contracts approximates $73 million, of which approximately $5 million would be payable in the remainder of 2011 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at June 30, 2011, $0.5 million would be paid in 2012. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

(c) Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2011, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(16) Subsequent Events

On July 28, 2011, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 8, 2011 to be paid on August 15, 2011.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $349 billion in managed assets as of June 30, 2011. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at June 30, 2011 attributable to such markets are as follows: wealth management and trust (48%), broker/dealer (31%) and global institutional (18%).

Investment advisory fees, administrative service fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged to money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields or to meet regulatory or contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a significant portion of the distribution fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and are recorded on the Consolidated Statements of Income as a distribution expense. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the distribution revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds.

Federated’s remaining Other Services fees are primarily based on fixed rates per retirement plan participant. Revenue relating to these services generally depends upon the number of plan participants which may vary as a result of sales and marketing efforts, competitive fund performance, introduction and market reception of new product features and acquisitions.

Federated’s most significant operating expenses include compensation and related costs, which include fixed and variable compensation and related employee benefits, and distribution expenses. Certain of these expenses are dependent upon sales, product performance, levels of assets and asset mix and the willingness to continue fee waivers in order for certain money market funds to maintain positive or zero net yields.

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Management evaluates Federated’s performance at the consolidated level based on the view that Federated operates in a single operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain assets under management and, in light of the recent and continuing adverse market conditions, are also dependent upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers in order for certain money market funds to maintain positive or zero net yields. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and net income, both in total and per diluted share.

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

During the six months ended June 30, 2011, fee waivers in order for certain money market funds to maintain positive or zero net yields totaled $142.8 million and were partially offset by a related reduction in distribution expenses of $107.3 million and net income attributable to noncontrolling interests of $3.0 million such that the net impact to Federated was $32.5 million in reduced pre-tax income. The impact of these fee waivers for the six months ended June 30, 2011 was more than the impact for the six months ended June 30, 2010 with $127.8 million in waived fees, $96.3 million in reduced distribution expenses, $0.7 million in reduced net income attributable to noncontrolling interests and a net impact of $30.8 million in reduced pre-tax income. During the second quarter 2011, interest rates for money market investments further declined which caused an increase in these fee waivers. As such, the net impact of these fee waivers on pre-tax income for the quarter ended June 30, 2011 ($19.4 million) was more than the impact in the first quarter 2011 ($13.1 million), the fourth quarter 2010 ($12.1 million) and the third quarter 2010 ($11.0 million). Management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue into 2012. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the third quarter 2011 may result in a net impact on pre-tax income of approximately $23 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the pre-tax income impact of these waivers. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

For the six months ended June 30, 2011, approximately 47% of Federated’s total revenue was attributable to money market assets as compared to 50% for the same period of 2010. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Amended and Restated Credit Agreement

On June 10, 2011, Federated entered into an Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries, PNC Bank, National Association as administrative agent, a syndicate of 19 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Credit Agreement). The Credit Agreement amends and restates Federated’s prior $425 million term loan facility dated April 9, 2010. The borrowings of $382.5 million under the Credit Agreement equal the remaining principal balance from the prior $425 million term loan. The Credit Agreement qualified for modification accounting treatment. Accordingly, closing costs of $1.8 million were capitalized in the second quarter 2011 and are being amortized over the 5-year term of the loan.

The Credit Agreement also contains a $200 million revolving credit facility. This new revolving credit facility replaces the previous $200 million revolving credit facility, which was scheduled to expire on October 31, 2011, and was terminated in connection with Federated’s entry into the Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of June 30, 2011, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement expires on June 10, 2016 and requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

The borrowings under the term loan component of the Credit Agreement bear interest at a reduced spread over the London Interbank Offering Rate (LIBOR), as compared to the prior term loan. The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the prior $425 million term loan remains in effect. Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. See Note (10) to the Consolidated Financial Statements for additional information regarding the Credit Agreement and Swap.

Current Legal Proceedings

On April 28, 2011, Federated reached a final settlement to resolve the consolidated cases involving the fees being charged to the Federated Kaufmann Fund. Prior to the settlement, Federated had been preparing for trial. Operating income for the six-month period ended June 30, 2011 included a charge of $17.6 million in legal and related costs associated with these cases. This amount was recorded primarily in the first quarter of 2011 and was charged mainly to Professional service fees. Federated is involved in legal proceedings with certain insurance carriers to obtain and/or retain insurance reimbursements for these and other related costs.

Business Combinations and Acquisitions

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). Pursuant to the definitive agreement signed on July 16, 2010, $14.1 billion of money market assets transitioned to Federated during the third and fourth quarters of 2010. The SunTrust Acquisition included upfront cash payments that totaled $6.6 million and annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At June 30, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. The SunTrust Acquisition was accounted for under the acquisition method of accounting. The valuation resulted in total consideration with a fair value of $24.1 million assignable to a single identifiable intangible asset with an indefinite life and recorded in Renewable investment advisory rights on the Consolidated Balance Sheets. This asset is deductible for tax purposes. The valuation results, which were finalized in the first quarter 2011, are reflected in the Consolidated Balance Sheet and the related footnotes as of and for the period ended June 30, 2011. A liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) as of June 30, 2011. This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

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

Asset Impairments

Since 2008, Federated has experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflected significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets were tested for recoverability at various times over the past two and one half years. For the six months ended June 30, 2010, Federated recorded $7.0 million in impairment charges on the Consolidated Statement of Income, $5.6 million of which was included in Intangible asset related expenses with the remainder in Other operating expenses. See Note (7)(b) to the Consolidated Financial Statements for additional information regarding these impairments. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance of the quantitative products compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2011	2010
By Asset Class
Money market	$265,651	$260,519	2%
Fixed-income	42,418	38,012	12%
Equity	31,380	26,814	17%
Liquidation portfolios[1]	9,964	11,491	(13%)

Total managed assets	$349,413	$336,836	4%

By Product Type
Funds:
Money market	$236,077	$231,205	2%
Fixed-income	34,874	30,651	14%
Equity	22,678	19,344	17%

Total mutual fund assets	$293,629	$281,200	4%

Separate Accounts:
Money market	$29,574	$29,314	1%
Fixed-income	7,544	7,361	2%
Equity	8,702	7,470	16%

Total separate account assets	$45,820	$44,145	4%

Liquidation Portfolios[1]	$9,964	$11,491	(13%)

Total managed assets	$349,413	$336,836	4%

Average Managed Assets

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(in millions)	2011	2010		2011	2010
By Asset Class
Money market	$270,411	$260,634	4%	$271,976	$275,364	(1%)
Fixed-income	42,127	35,920	17%	41,657	35,440	18%
Equity	31,520	28,781	10%	31,288	29,137	7%
Liquidation portfolios[1]	10,138	11,759	(14%)	10,336	12,040	(14%)

Total average managed assets	$354,196	$337,094	5%	$355,257	$351,981	1%

By Product Type
Funds:
Money market	$239,642	$230,353	4%	$240,008	$243,169	(1%)
Fixed-income	33,534	30,266	11%	32,899	29,797	10%
Equity	22,741	20,590	10%	22,670	20,780	9%

Total average mutual fund assets	$295,917	$281,209	5%	$295,577	$293,746	1%

Separate Accounts:
Money market	$30,769	$30,281	2%	$31,968	$32,195	(1%)
Fixed-income	8,593	5,654	52%	8,758	5,643	55%
Equity	8,779	8,191	7%	8,618	8,357	3%

Total average separate account assets	$48,141	$44,126	9%	$49,344	$46,195	7%

Liquidation Portfolios[1]	$10,138	$11,759	(14%)	$10,336	$12,040	(14%)

Total average managed assets	$354,196	$337,094	5%	$355,257	$351,981	1%

[1]

Liquidation portfolios include portfolios of distressed fixed-income securities. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Fixed-Income Funds
Beginning assets	$32,689	$30,007	$31,933	$28,427

Sales	4,335	3,572	9,245	8,120
Redemptions	(4,339)	(3,262)	(8,720)	(6,564)

Net (redemptions) sales	(4)	310	525	1,556
Net exchanges	1,818	8	1,806	31
Market gains and losses/reinvestments[1]	371	326	610	637

Ending assets	$34,874	$30,651	$34,874	$30,651

Equity Funds
Beginning assets	$22,848	$21,445	$22,626	$20,960

Sales	1,456	1,409	3,014	2,893
Redemptions	(1,701)	(1,851)	(3,724)	(3,522)

Net redemptions	(245)	(442)	(710)	(629)
Net exchanges	(5)	(13)	(4)	(23)
Market gains and losses/reinvestments[1]	80	(1,646)	766	(964)

Ending assets	$22,678	$19,344	$22,678	$19,344

[1]

Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Fixed-Income Separate Accounts
Beginning assets	$9,067	$5,520	$8,772	$5,360

Sales[2]	534	2,164	1,085	2,759
Redemptions[2]	(405)	(336)	(779)	(834)

Net sales[2]	129	1,828	306	1,925
Net exchanges	(1,807)	0	(1,807)	0
Market gains and losses/reinvestments[3]	155	13	273	76

Ending assets	$7,544	$7,361	$7,544	$7,361

Equity Separate Accounts
Beginning assets	$8,793	$8,621	$8,176	$8,713

Sales[2]	573	344	1,265	703
Redemptions[2]	(744)	(692)	(1,350)	(1,414)

Net redemptions[2]	(171)	(348)	(85)	(711)
Net exchanges	8	12	21	22
Market gains and losses/reinvestments[3]	72	(815)	590	(554)

Ending assets	$8,702	$7,470	$8,702	$7,470

Liquidation Portfolios
Beginning assets	$10,384	$11,930	$10,708	$12,596

Sales[2]	0	3	2	7
Redemptions[2]	(420)	(442)	(745)	(1,112)

Net redemptions[2]	(420)	(439)	(743)	(1,105)
Market gains and losses/reinvestments[3]	0	0	(1)	0

Ending assets	$9,964	$11,491	$9,964	$11,491

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2011	2010	2011	2010
By Asset Class
Money market assets	76%	78%	47%	50%
Fixed-income assets	12%	10%	19%	17%
Equity assets	9%	8%	33%	32%
Liquidation portfolios	3%	4%	—	—
Other activities	N/A	N/A	1%	1%
By Product Type
Funds:
Money market assets	67%	69%	46%	49%
Fixed-income assets	9%	8%	18%	16%
Equity assets	7%	6%	29%	27%
Separate Accounts:
Money market assets	9%	9%	1%	1%
Fixed-income assets	3%	2%	1%	1%
Equity assets	2%	2%	4%	5%
Liquidation Portfolios	3%	4%	—	—
Other activities	N/A	N/A	1%	1%

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

June 30, 2011 period-end managed assets increased 4% over period-end managed assets at June 30, 2010. Average managed assets for the three-month period ended June 30, 2011 increased 5% compared to the same period of 2010 due to increases in average money market, fixed-income and equity assets. Average managed assets for the six-month period ended June 30, 2011 increased 1% over average managed assets for the same period in 2010 primarily as a result of increases in average fixed-income and equity assets. Period-end money market assets at June 30, 2011 increased 2% as compared to June 30, 2010. Average money market assets increased 4% for the three-month period ended June 30, 2011 and decreased 1% for the six-month period ended June 30, 2011 as compared to the same periods in 2010.

Period-end fixed-income assets at June 30, 2011 increased 12% as compared to June 30, 2010 and average fixed-income assets for the three- and six-month periods ended June 30, 2011 increased 17% and 18%, respectively, as compared to the same periods in 2010 primarily due to positive net sales and, to a lesser extent, market appreciation. Period-end equity assets at June 30, 2011 increased 17% as compared to June 30, 2010 and average equity assets for the three- and six-month periods ended June 30, 2011 increased 10% and 7%, respectively, as compared to the same periods in 2010 primarily due to market appreciation. As expected, liquidation portfolios at June 30, 2011 decreased 13% as compared to June 30, 2010 and average assets in liquidation portfolios decreased 14% for the three- and six-month periods ended June 30, 2011 as compared to the same periods in 2010 due to the gradual liquidation of the portfolio.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the three- and six-month periods ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2011	2010	Change	Percent Change	2011	2010	Change	Percent Change
Revenue from managed assets	$223.7	$229.7	$(6.0)	(3%)	$460.7	$460.6	$0.1	0%
Revenue from sources other than managed assets	2.1	1.8	0.3	17%	4.0	3.9	0.1	3%

Total revenue	$225.8	$231.5	$(5.7)	(2%)	$464.7	$464.5	$0.2	0%

Revenue from managed assets decreased $6.0 million for the three-month period ended June 30, 2011 as compared to the same period in 2010 primarily due to an increase of $21.1 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. The decrease in revenue was partially offset by an increase of $5.8 million resulting from higher average money market assets (inclusive of an increase in revenue of approximately $8.8 million from average assets attributable to the SunTrust Acquisition), an increase of $4.9 million due to higher average equity assets and an increase of $4.6 million due to higher average fixed-income assets.

Revenue from managed assets increased slightly for the six-month period ended June 30, 2011 as compared to the same period in 2010 primarily due to an increase of $8.3 million resulting from higher average fixed-income assets and an increase of $7.9 million due to higher average equity assets. The increase in revenue was partially offset by an increase of $15.0 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. In addition, revenue decreased $0.6 million resulting from lower average money market assets (inclusive of a partially offsetting increase in revenue of approximately $17.7 million from average assets attributable to the SunTrust Acquisition).

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decrease in expense, the net impact on pre-tax income and a discussion of management’s expectation regarding fee waivers and the related reduction in distribution expense for the third quarter of 2011.

For the six-month periods ended June 30, 2011 and 2010, Federated’s ratio of revenue from managed assets to average managed assets was 0.26%.

Operating Expenses. The following table sets forth operating expenses for the three- and six-month periods ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2011	2010	Change	Percent Change	2011	2010	Change	Percent Change
Distribution	$57.8	$62.8	$(5.0)	(8%)	$122.5	$121.3	$1.2	1%
Professional service fees	8.5	(9.9)	18.4	186%	34.7	0.2	34.5	17,250%
Intangible asset related	1.6	9.3	(7.7)	(83%)	5.4	13.1	(7.7)	(59%)
All other	85.8	85.4	0.4	0%	173.5	174.2	(0.7)	(0%)

Total operating expenses	$153.7	$147.6	$6.1	4%	$336.1	$308.8	$27.3	9%

Total operating expenses for the three-month period ended June 30, 2011 increased $6.1 million compared to the same period in 2010. Distribution expense decreased $5.0 million in the second quarter 2011 as compared to the same period of the prior year primarily due to a $12.8 million decrease as a result of higher fee waivers in order for certain money market funds to maintain positive or zero net yields partially offset by a $6.1 million increase resulting from higher average money market assets in the second quarter 2011 as compared to the same period in 2010. Professional service fees increased $18.4 million primarily due to the recognition of $25.0 million in insurance proceeds in the second quarter of 2010 related to various previously disclosed legal proceedings, $21.6 million of which was recorded as a reduction to Professional service fees. See Business Developments – Recognition of Insurance Proceeds for additional information. Intangible asset related expense decreased $7.7 million due primarily to the impairment of certain intangible assets in the second quarter of 2010. See Business Developments – Asset Impairments for additional information.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Total operating expenses for the six-month period ended June 30, 2011 increased $27.3 million compared to the same period in 2010. Distribution expense increased $1.2 million primarily due to a $8.7 million increase related to the client mix of average money market assets in the first six months of 2011 as compared to the same period in 2010 and $2.1 million and $0.7 million increases primarily related to higher average fixed-income and equity assets, respectively, in the first six months of 2011 as compared to the same period in 2010 partially offset by a $11.0 million decrease in the first six months of 2011 as compared to the same period of the prior year as a result of higher fee waivers in order for certain money market funds to maintain positive or zero net yields. Professional service fees increased $34.5 million primarily due to the recognition of $25.0 million in insurance proceeds in the second quarter of 2010 related to various previously disclosed legal proceedings, $21.6 million of which was recorded as a reduction to Professional service fees. See Business Developments – Recognition of Insurance Proceeds for additional information. In addition, an $11.6 million increase in Professional service fees related to the aforementioned legal proceedings. See Business Developments – Current Legal Proceedings for information regarding these charges. Intangible asset related expense decreased $7.7 million due primarily to the impairment of certain intangible assets in the second quarter of 2010. See Business Developments – Asset Impairments for additional information.

Nonoperating Income (Expenses). Nonoperating expenses, net decreased $2.8 million for the three months ended June 30, 2011 as compared to the same period in 2010 due primarily to a $2.4 million increase in Gain (loss) on securities, net due primarily to decreases in market values of trading securities held during the second quarter of 2010.

Nonoperating expenses, net decreased $2.7 million for the six months ended June 30, 2011 as compared to the same period in 2010. Gain (loss) on securities, net increased $5.4 million due primarily to decreases in market values of trading securities held during the first six months of 2010 ($2.6 million) along with gains realized from the sale of mutual fund holdings during the first six months of 2011 ($2.0 million). Investment income, net increased $1.2 million in the first six months of 2011 compared to the first six months of 2010 due primarily to increases in average investment balances and average yields. Debt expense – recourse increased $4.0 million primarily related to increased borrowings beginning in April 2010 (see Business Developments – Amended and Restated Credit Agreement for additional information).

Income Taxes. The income tax provision decreased $3.6 million for the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to lower income before income taxes. The effective tax rate was 37.5% for the three-month period ended June 30, 2011 as compared to 37.8% for the same period in 2010.

The income tax provision decreased $9.8 million for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to lower income before income taxes. The effective tax rate was 37.3% for the six-month period ended June 30, 2011 as compared to 37.8% for the same period in 2010.

Net Income attributable to Federated Investors, Inc. Net income decreased $5.2 million for the three months ended June 30, 2011 as compared to the same period in 2010, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended June 30, 2011 decreased $0.05 as compared to the same period of 2010 primarily due to decreased net income attributable to Federated.

Net income decreased $14.0 million for the six months ended June 30, 2011 as compared to the same period in 2010, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the six months ended June 30, 2011 decreased $0.12 as compared to the same period of 2010 primarily due to decreased net income attributable to Federated, partially offset by a decrease in income available to participating unvested restricted shareholders ($0.03) primarily as a result of the special cash dividend paid in the first quarter 2010. See Note (13) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2011, liquid assets, consisting of cash and cash equivalents, investments and receivables, totaled $313.8 million as compared to $354.9 million at December 31, 2010. The decrease of $41.1 million primarily reflects a decrease of $43.5 million in Cash and cash equivalents which is described further below.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $74.2 million for the six months ended June 30, 2011 as compared to $99.7 million for the same period in 2010. The decrease of $25.5 million was primarily

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

related to (1) an increase in cash paid for taxes ($10.0 million) primarily due to differences between years in the amount of prior year federal tax overpayment applied to reduce current year estimated tax payments, (2) an increase in cash paid for interest ($5.2 million) due to the increased average outstanding loan balances and a higher average interest rate during the six months ended June 30, 2011 as compared to the same period of the prior year and (3) an increase of net cash paid for trading securities ($4.9 million). These items were partially offset by an increase in insurance proceeds received ($5.8 million) during the six months ended June 30, 2011 as compared to the same period of the prior year. The remaining difference is primarily related to cash paid to vendors for operating activities.

Cash Used by Investing Activities. During the six-month period ended June 30, 2011, Federated used $51.1 million for investing activities primarily related to cash paid in connection with a contingent purchase price payment for a prior year acquisition.

Cash Used by Financing Activities. During the six-month period ended June 30, 2011, cash used by financing activities was $66.5 million. During the first six months of 2011, Federated paid $50.0 million or $0.48 per share in dividends to holders of its common shares, repaid $21.3 million in connection with its previous $425 million term loan and used $11.1 million to repurchase 0.5 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. These items were partially offset by $15.2 million received related primarily to the exercise of 0.6 million options in the first six months of 2011.

Borrowings. During the six-month period ended June 30, 2010, Federated made principal payments of $10.6 million on its $140 million term loan. In the second quarter 2010, Federated amended and restated this loan in its $425 million term loan. During the six-month period ended June 30, 2011, Federated made principal payments of $21.3 million on its $425 million term loan. In the second quarter 2011, Federated amended and restated the $425 million term loan. See Business Developments – Amended and Restated Credit Agreement for additional information.

The Credit Agreement also contains a $200 million revolving credit facility. This new revolving credit facility replaces the previous $200 million revolving credit facility, which was scheduled to expire on October 31, 2011, and was terminated in connection with Federated’s entry into the Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of June 30, 2011, the entire $200 million revolving credit facility was available for borrowings.

Proceeds from the debt facilities have been used for general corporate purposes including cash payments related to acquisitions, quarterly dividends and share repurchases.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. An interest coverage ratio of at least 4 to 1 is required and as of June 30, 2011, the interest coverage ratio was 18.46 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of June 30, 2011, the leverage ratio was 1.16 to 1. Federated was in compliance with its interest coverage and leverage ratios at and during the six months ended June 30, 2011. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, repaying recourse debt obligations, paying shareholder dividends, funding business acquisitions, paying taxes, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On July 28, 2011, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 8, 2011 to be paid on August 15, 2011.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its remaining borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the remainder of 2011, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $572 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of June 30, 2011.

Prepaid expenses at June 30, 2011 increased $9.5 million from December 31, 2010 primarily due to an increase in prepaid taxes as a result of required projections used in the calculation of estimated federal income tax payments.

Accounts payable and accrued expenses at June 30, 2011 decreased $45.7 million from December 31, 2010 primarily due to the payment of contingent consideration related to a prior year acquisition ($44.7 million).

Accrued compensation and benefits at June 30, 2011 decreased $22.9 million from December 31, 2010 primarily due to the annual 2010 accrued incentive compensation being paid in the first quarter 2011 ($50.8 million), partially offset by two quarters of certain 2011 incentive compensation accruals net of payments recorded in the first half of 2011 ($31.4 million).

Other current liabilities at June 30, 2011 increased $9.5 million from December 31, 2010 primarily as a result of the $10.0 million in insurance proceeds received related to claims submitted to cover costs associated with various legal proceedings. See Note (9) to the Consolidated Financial Statements for additional information.

Long-term deferred tax liability, net at June 30, 2011 increased $17.7 million from December 31, 2010 primarily as a result of tax amortization of intangible assets ($9.4 million) and net share-based compensation activity ($7.0 million).

As of June 30, 2011, Federated’s market capitalization exceeded the recorded goodwill balance by more than 250%.

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. As disclosed in Federated’s 2010 Annual Report on Form 10-K, Federated’s contractual obligations consist of payments related to long-term debt and related interest expense, among other obligations. Due to the recent changes described in the section entitled Business Developments – Amended and Restated Credit Agreement, Federated has updated contractual obligation information related to its new long-term debt obligations. As of June 30, 2011, payments due for the remainder of 2011 approximate $28 million; 2012-2013: $109 million; 2014-2015: $205 million; and 2016: $86 million. Amounts include principal and interest payments. The interest payments reflect the fixed rate of 3.646% in effect under the Swap.

Contingent Liabilities and Payments. As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At June 30, 2011, management estimated contingent payments could total $26 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of June 30, 2011, a liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.3 million) and Other long-term liabilities ($13.1 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

million were paid in the first quarters of 2010 and 2011, respectively. The remaining contingent purchase price payments could total as much as $49 million. As of June 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to 2009 or 2010. As of June 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of June 30, 2011, $3.6 million was paid in semi-annual contingent purchase price payments, $0.4 million was accrued related to future semi-annual contingent purchase price payments and $1.1 million was paid in the fourth quarter 2010 with regard to the first form of contingent payment. The future semi-annual contingent purchase price payment was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2011, the maximum bonus payable over the remaining terms of the contracts approximates $73 million, of which approximately $5 million would be payable in the remainder of 2011 if the necessary performance targets are met and the employees continue to be employed as of the relevant payment dates. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on levels at June 30, 2011, $0.5 million would be paid in 2012. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2011, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

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

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the six months ended June 30, 2011, approximately 47% of Federated’s total revenue was attributable to money market assets as compared to 50% for the same period of 2010. A significant change in Federated’s money market business or a significant decline in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. During the six months ended June 30, 2011, fee waivers in order for certain money market funds to maintain positive or zero net yields totaled $142.8 million and were partially offset by a related reduction in distribution expenses of $107.3 million and net income attributable to noncontrolling interests of $3.0 million such that the net impact to Federated was $32.5 million in reduced pre-tax income. The impact of these fee waivers for the six months ended June 30, 2011 was more than the impact for the six months ended June 30, 2010 with $127.8 million in waived fees, $96.3 million in reduced distribution expenses, $0.7 million in reduced net income attributable to noncontrolling interests, and a net impact of $30.8 million in reduced pre-tax income. During the second quarter 2011, interest rates for money market investments further declined which caused an increase in these fee waivers. As such, the net impact of these fee waivers on pre-tax income for the quarter ended June 30, 2011 ($19.4 million) was more than the impact in the first quarter 2011 ($13.1 million), the fourth quarter 2010 ($12.1 million) and the third quarter 2010 ($11.0 million). Management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue into 2012. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the third quarter 2011 may result in a net impact on pre-tax income of approximately $23 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the pre-tax income impact of these waivers. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets and Federated’s willingness to continue the fee waivers.

Potential Adverse Effects of Rising Interest Rates. While a rising short-term interest rate environment will result in reduced fee waivers in order for certain money market funds to maintain positive or zero net yields as noted above, certain investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of securities held in various investment portfolios and other products. Thus, increases in interest rates could have an adverse effect on Federated’s revenue from money market products and from other fixed-income products.

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

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be designated by a newly created Financial Stability Oversight Council (FSOC) for enhanced prudential regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Examples of regulatory changes that could occur are the creation of capital requirements for designated investment advisers or money market funds, and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds. Certain of these regulatory changes, if implemented, such as a change to fluctuating NAVs for money market mutual funds, could have a material adverse affect on the business and operations of Federated. Recent developments have increased the risk that some form of capital or a fluctuating NAV could be required for money market mutual funds. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated’s products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 47% of Federated’s total revenue for the first six months of 2011 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 10% and 11% of Federated’s total revenue for the three and six months ended June 30, 2011, respectively, were derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to certain money market funds maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

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

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 13% and 12% of Federated’s total revenue were derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively, for both the three and six months ended June 30, 2011. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and net income.

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

No Assurance of Successful Future Acquisitions. Federated’s business strategy contemplates the acquisition of other investment management companies, domestic and foreign, as well as investment assets. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or successfully integrate acquired companies into Federated, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.

Management’s Discussion and Analysis (continued)

of Financial Condition and Results of Operations (Unaudited)

Impairment Risk. At June 30, 2011, Federated had intangible assets including goodwill totaling $714.3 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Unaudited)

There have not been any material changes to Federated’s exposures to market risk during the six months ended June 30, 2011 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2010.

Part I, Item 4. Controls and Procedures

(Unaudited)

(a)	Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at June 30, 2011.

(b)	There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II, Item1. Legal Proceedings

(Unaudited)

The information required by this Item is contained in Note (15)(c) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Unaudited)

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	58,512	$2.34	0	3,491,300
May	280,000	26.03	280,000	3,211,300
June	0	0	0	3,211,300

Total	338,512	$21.94	280,000	3,211,300

[1]

Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date.

[2]	In April 2011, 58,512 shares of restricted stock with a weighted-average price of $2.34 per share were repurchased in connection with employee separations.

Part II, Item 6. Exhibits

(Unaudited)

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

Exhibit 10.1 – The Amended and Restated Credit Agreement, dated as of June 10, 2011, by and among Federated Investors, Inc. and PNC Bank, National Association, PNC Bank Capital Markets LLC, Citigroup Global Markets, Inc. and Citibank, N.A.

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101 – The following materials from Federated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	August 3, 2011	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	August 3, 2011	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer