Form 10-Q
period 2011-09-30
FEDERATED INVESTORS INC /PA/
filed 2011-10-31
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-14818
___________________________________________________
Federated Investors, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________

Pennsylvania	25-1111467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Federated Investors Tower Pittsburgh, Pennsylvania	15222-3779
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) 412-288-1900
 ____________________________________________________________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 26, 2011, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,757,440 shares of Class B Common Stock.

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

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$132,796	$198,756
Investments	189,393	134,885
Receivables – affiliates	10,542	11,651
Receivables – other, net of reserve of $190 and $60, respectively	8,573	9,577
Prepaid expenses	16,460	15,861
Current deferred tax asset, net	4,329	1,129
Other current assets	1,222	1,311
Total current assets	363,315	373,170
Long-Term Assets
Goodwill	636,182	635,313
Renewable investment advisory rights	64,600	64,500
Other intangible assets, net of accumulated amortization of $58,274 and $112,502, respectively	15,240	21,012
Deferred sales commissions, net of accumulated amortization of $5,873 and $57,480, respectively	9,903	10,317
Property and equipment, net of accumulated depreciation of $47,709 and $41,981, respectively	39,139	38,516
Other long-term assets	16,802	10,676
Total long-term assets	781,866	780,334
Total assets	$1,145,181	$1,153,504
LIABILITIES
Current Liabilities
Short-term debt – recourse	$42,500	$42,500
Accounts payable and accrued expenses	39,882	86,191
Accrued compensation and benefits	49,088	61,129
Other current liabilities	54,757	24,532
Total current liabilities	186,227	214,352
Long-Term Liabilities
Long-term debt – recourse	329,375	361,250
Long-term deferred tax liability, net	66,910	51,380
Other long-term liabilities	32,046	32,807
Total long-term liabilities	428,331	445,437
Total liabilities	614,558	659,789
Commitments and contingencies (Note (15))
TEMPORARY EQUITY
Redeemable noncontrolling interests in subsidiaries	519	1,543
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	248,047	237,208
Additional paid-in capital from treasury stock transactions	340	135
Retained earnings	1,064,552	1,036,571
Treasury stock, at cost, 25,748,016 and 25,841,365 shares Class B common stock, respectively	(771,817)	(778,609)
Accumulated other comprehensive loss, net of tax	(12,460)	(3,695)
Total Federated Investors, Inc. shareholders’ equity	528,851	491,799
Nonredeemable noncontrolling interest in subsidiary	1,253	373
Total permanent equity	530,104	492,172
Total liabilities, temporary equity and permanent equity	$1,145,181	$1,153,504
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Investment advisory fees, net-affiliates	$123,510	$148,051	$400,754	$428,364
Investment advisory fees, net-other	15,889	15,732	47,361	45,866
Administrative service fees, net-affiliates	54,928	53,085	163,527	161,233
Other service fees, net-affiliates	16,056	21,788	55,790	60,160
Other service fees, net-other	2,952	2,857	9,346	8,821
Other, net	713	660	1,930	2,182
Total revenue	214,048	242,173	678,708	706,626
Operating Expenses
Compensation and related	57,930	61,387	184,819	186,469
Distribution	54,440	68,800	176,930	190,068
Professional service fees	9,437	9,401	44,171	9,596
Office and occupancy	6,202	5,841	18,436	16,990
Systems and communications	5,825	5,362	17,131	16,996
Advertising and promotional	3,887	2,724	9,889	7,480
Travel and related	2,809	2,692	8,501	8,005
Intangible asset related	1,263	3,397	6,672	16,522
Amortization of deferred sales commissions	1,338	2,987	5,999	9,274
Other	3,906	4,494	10,566	14,467
Total operating expenses	147,037	167,085	483,114	475,867
Operating income	67,011	75,088	195,594	230,759
Nonoperating Income (Expenses)
Investment income, net	1,022	1,049	3,206	2,058
(Loss) gain on securities, net	(2,293)	3,426	515	835
Debt expense – recourse	(3,972)	(4,958)	(13,187)	(10,196)
Other, net	(83)	(65)	(192)	(310)
Total nonoperating expenses, net	(5,326)	(548)	(9,658)	(7,613)
Income before income taxes	61,685	74,540	185,936	223,146
Income tax provision	23,165	26,477	69,477	82,613
Net income including noncontrolling interests in subsidiaries	$38,520	$48,063	$116,459	$140,533
Less: Net income attributable to the noncontrolling interests in subsidiaries	200	5,007	2,495	7,820
Net income	$38,320	$43,056	$113,964	$132,713
Amounts attributable to Federated Investors, Inc.
Earnings per common share – Basic and Diluted	$0.37	$0.42	$1.09	$1.27
Cash dividends per share	$0.24	$0.24	$0.72	$1.98
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2009	$217,009	$0	$1,105,073	$(795,389)	$1,514	$528,207	$608	$528,815	$13,913
Net Income	0	0	132,713	0	0	132,713	7,420	140,133	400
Other comprehensive loss, net of tax:
Unrealized gain on securities available for sale, net of reclassification adjustment[1]	0	0	16	0	890	906	0	906	0
Unrealized loss on interest rate swap, net of reclassification adjustment[2]	0	0	0	0	(11,947)	(11,947)	0	(11,947)	0
Foreign currency translation loss3	0	0	0	0	(303)	(303)	0	(303)	(35)
Comprehensive Income[4]						121,369	7,420	128,789
Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	7,467
Stock award activity	15,472	0	(8,283)	8,283	0	15,472	0	15,472	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(203,423)	0	0	(203,423)	(7,536)	(210,959)	(2,134)
Exercise of stock options	240	153	(129)	660	0	924	0	924	0
Purchase of treasury stock	0	0	0	(9,289)	0	(9,289)	0	(9,289)	0
Balance at September 30, 2010	$232,721	$153	$1,025,967	$(795,735)	$(9,846)	$453,260	$492	$453,752	$19,611
Balance at December 31, 2010	$237,397	$135	$1,036,571	$(778,609)	$(3,695)	$491,799	$373	$492,172	$1,543
Net Income	0	0	113,964	0	0	113,964	2,384	116,348	111
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of reclassification adjustment[1]	0	0	(3)	0	(5,810)	(5,813)	0	(5,813)	0
Unrealized loss on interest rate swap, net of reclassification adjustment[2]	0	0	0	0	(2,934)	(2,934)	0	(2,934)	0
Foreign currency translation loss[3]	0	0	0	0	(21)	(21)	0	(21)	(3)
Comprehensive Income[4]						105,196	2,384	107,580
Subscriptions – redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	6,511
Deconsolidation	0	0	0	0	0	0	0	0	(7,626)
Stock award activity	14,812	(457)	(10,948)	11,428	0	14,835	0	14,835	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(75,032)	0	0	(75,032)	(1,504)	(76,536)	(17)
Stock option activity	(3,973)	662	0	14,468	0	11,157	0	11,157	0
Purchase of treasury stock	0	0	0	(19,104)	0	(19,104)	0	(19,104)	0
Balance at September 30, 2011	$248,236	$340	$1,064,552	$(771,817)	$(12,460)	$528,851	$1,253	$530,104	$519
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

[1]	The tax related to this line item was $4,247 and $(662) for the nine months ended September 30, 2011 and 2010, respectively.

[2]	The tax related to this line item was $2,107 and $6,433 for the nine months ended September 30, 2011 and 2010, respectively.

[3]	The tax related to this line item was $11 and $163 for the nine months ended September 30, 2011 and 2010, respectively.

[4]
Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $29,726, $165 and $29,891, respectively, for the three months ended September 30, 2011. Comprehensive income for Total Shareholders’ Equity, Nonredeemable Noncontrolling Interest in Subsidiary and Total Permanent Equity was $42,879, $2,446 and $45,325, respectively, for the three months ended September 30, 2010.

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income including noncontrolling interest in subsidiaries	$116,459	$140,533
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	5,999	9,274
Depreciation and other amortization	11,301	16,074
Share-based compensation expense	14,464	14,703
Gain on disposal of assets	(2,443)	(663)
Provision for deferred income taxes	13,470	14,003
Fair-value adjustments for contingent liabilities	900	0
Tax benefit from share-based compensation	128	1,536
Excess tax benefits from share-based compensation	(1,447)	(2,702)
Impairment of assets	0	6,956
Net purchases of trading securities	(7,823)	(3,448)
Deferred sales commissions paid	(6,765)	(8,095)
Contingent deferred sales charges received	1,191	1,761
Proceeds from sale of certain B-share-related future revenue	0	1,223
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	2,495	(885)
Decrease in prepaid expenses and other assets	2,680	14,426
Decrease in accounts payable and accrued expenses	(16,962)	(17,203)
Increase in income taxes payable	1,569	1,079
Increase (decrease) in other liabilities	9,756	(17,581)
Net cash provided by operating activities	144,972	170,991
Investing Activities
Purchases of securities available for sale	(72,108)	(58,202)
Cash paid for business acquisitions	(47,975)	(46,127)
Cash paid for property and equipment	(6,820)	(5,126)
Cash paid for purchased loans	0	(44,343)
Proceeds from disposal of property and equipment	0	3,298
Proceeds from redemptions of securities available for sale	26,795	45,402
Net cash used by investing activities	(100,108)	(105,098)
Financing Activities
Dividends paid	(75,061)	(203,951)
Purchases of treasury stock	(19,867)	(9,289)
Distributions to noncontrolling interests in subsidiaries	(1,521)	(9,670)
Contributions from noncontrolling interests in subsidiaries	6,511	7,467
Proceeds from shareholders for share-based compensation	15,153	683
Excess tax benefits from share-based compensation	1,447	2,702
Proceeds from new borrowings – recourse	0	407,000
Proceeds from new borrowings – nonrecourse	0	271
Payments on debt – recourse	(31,875)	(118,625)
Payments on debt – nonrecourse	(3,775)	(7,383)
Other financing activities	(1,836)	(2,866)
Net cash (used) provided by financing activities	(110,824)	66,339
Net (decrease) increase in cash and cash equivalents	(65,960)	132,232
Cash and cash equivalents, beginning of period	198,756	90,452
Cash and cash equivalents, end of period	$132,796	$222,684
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

(b) Comprehensive Income

On June 16, 2011, the FASB issued an update to the accounting standard on the presentation of comprehensive income. The update requires presentation of the components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update, which does not modify the components of comprehensive income, is effective for interim and annual periods beginning after December 15, 2011. As this update affects disclosure only, the adoption of the update will not impact Federated’s Consolidated Financial Statements.

(c) Intangibles - Goodwill and Other

On September 15, 2011, the FASB issued an update to the accounting standard on intangibles. The update amends guidance on testing goodwill for impairment to permit a qualitative assessment prior to performance of the two-step impairment test. If the result of the qualitative assessment reveals that there are no indicators of impairment, a quantitative calculation would not be required. This update is effective for interim and annual periods beginning after December 15, 2011. Management does not expect the adoption of the update to impact Federated's Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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

The SunTrust Acquisition included upfront cash payments that totaled $6.6 million. The transaction also includes annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At September 30, 2011, management estimated contingent payments could total $25 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management.

The SunTrust Acquisition was accounted for under the acquisition method of accounting. The valuation resulted in total consideration with a fair value of $24.1 million assignable to a single identifiable intangible asset with an indefinite life and recorded in Renewable investment advisory rights on the Consolidated Balance Sheets. This asset is deductible for tax purposes. The valuation results, which were finalized in the first quarter 2011, are reflected in the Consolidated Balance Sheet and the related footnotes as of and for the period ended September 30, 2011. As of September 30, 2011, a liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.0 million) and Other long-term liabilities ($13.4 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

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

	(pro forma) Three Months Ended	(pro forma) Nine Months Ended
(in millions, except per share data)	September 30, 2010	September 30, 2010
Revenue	$249.8	$735.8
Net income attributable to Federated Investors, Inc.	$45.3	$140.8

Earnings per share – Basic and Diluted attributable to Federated Investors, Inc.	$0.44	$1.35

The pro forma results include adjustments for the effect of acquisition-related expenses including accretion of interest on the contingent consideration liability and income tax expense.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(5) Concentration Risk

Revenue concentration by asset class – Approximately 46% of Federated’s total revenue for the nine months ended September 30, 2011 was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

In certain money market funds, the gross yield is not sufficient to cover all of the fund’s normal operating expenses due to historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields.

During the nine months ended September 30, 2011, fee waivers in order for certain money market funds to maintain positive or zero net yields totaled $231.7 million and were partially offset by a related reduction in distribution expenses of $170.5 million and net income attributable to noncontrolling interests of $5.5 million such that the net negative pre-tax impact to Federated was $55.7 million. The impact of these fee waivers for the nine months ended September 30, 2011 was more than the impact for the nine months ended September 30, 2010 with $181.6 million in waived fees, $138.9 million in reduced distribution expenses, $0.9 million in reduced net income attributable to noncontrolling interests and a net negative pre-tax impact of $41.8 million. During the third quarter 2011, changes in asset mix as well as further declines in interest rates for certain money market investments caused an increase in these fee waivers. As such, the net negative pre-tax impact of these fee waivers on income for the quarter ended September 30, 2011 ($23.2 million) was more than the impact in the second quarter 2011 ($19.4 million), the first quarter 2011 ($13.1 million), the fourth quarter 2010 ($12.1 million) and the third quarter 2010 ($11.0 million). Management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least into 2013. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the fourth quarter 2011 may result in a net negative pre-tax impact on income of approximately $26 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by about forty percent from the current levels and an increase of 25 basis points would reduce the impact by about seventy percent. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Revenue concentration by product – Approximately 12% and 11% of Federated’s total revenue were derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively, for both the three and nine months ended September 30, 2011. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and net income.

Revenue concentration by customer – Approximately 9% and 10% of Federated’s total revenue for the three and nine months ended September 30, 2011, respectively, were derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such consolidation evaluation of VIEs pertaining to September 30, 2011 and December 31, 2010.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched sponsored products, in order to provide investable cash thereby allowing the product to establish a performance history. Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the fact that given the funds’ typical series fund structure, the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. As of September 30, 2011 and December 31, 2010, Federated was the sole or majority investor in certain investment companies and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. At September 30, 2011, the aggregate assets and liabilities of such entities that Federated consolidated were $51.0 million and $18.7 million, respectively, and Federated recorded $0.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2010, the aggregate assets and liabilities of such entities that Federated consolidated were $27.1 million and $0.2 million, respectively, and Federated recorded $1.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the investment companies are primarily classified as Investments and Cash and cash equivalents on Federated’s Consolidated Balance Sheets and are restricted for use by the investment company. The liabilities of the investment companies are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities.

Federated’s conclusion to consolidate an investment company may vary from period to period based on changes in Federated’s percentage interest in the entity resulting from changes in the number of fund shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. During the nine months ended September 30, 2011, Federated deconsolidated two sponsored mutual funds based on a determination that it no longer was the primary beneficiary of the funds as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $17.7 million in Investments and $7.6 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the dates of deconsolidation. There was no gain or loss recorded to the Consolidated Statements of Income for the three and nine months ended September 30, 2011 as a result of deconsolidating these entities. During the fourth quarter of 2010, Federated deconsolidated a sponsored mutual fund based on a determination that it no longer was the primary beneficiary of the fund as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $22.0 million in Investments and $21.3 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the date of deconsolidation.

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(p) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2010). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

At September 30, 2011 and December 31, 2010, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	September 30, 2011			December 31, 2010
in millions	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1]	$277,285.8	$—	$270.8	$275,365.1	$—	$297.0
Collateralized debt obligations[2]	$2.0	$12.0	$—	$12.8	$121.6	$—
Equity investment	$4.6	$0.6	$7.2	$6.4	$2.4	$7.4

[1]
The unconsolidated VIE assets for the investment companies represent total net assets under management for the related investment companies. Of Federated’s $270.8 million invested in these entities at September 30, 2011, $99.2 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $171.6 million included in Investments on the Consolidated Balance Sheets. Of Federated’s $297.0 million invested in these entities at December 31, 2010, $191.2 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $105.8 million included in Investments on the Consolidated Balance Sheets.

[2]	The risk of loss does not include the potential loss associated with related deferred tax assets expiring unutilized.

Investment Companies – Federated's involvement with certain investment companies that are deemed to be VIEs includes servicing as the investment manager, holding a minority investment, or both. Accordingly, Federated is not the primary beneficiary of these VIEs. As a result, Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets and therefore Federated has not consolidated these entities.

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(p) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2010). Federated has not provided financial support to any of these entities outside the ordinary course of business.

Collateralized Debt Obligations (CDOs) – At December 31, 2010, Federated acted as the investment manager for two CDOs with assets under management of $12.8 million. Because one of these CDOs unwound in the first quarter 2011, Federated acted as the investment manager for only one CDO with assets under management of $2.0 million as of September 30, 2011. The CDOs met the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. These CDOs were not consolidated at September 30, 2011 or December 31, 2010. CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. The notes issued by the remaining CDO are partially collateralized by high yield bonds and had an original expected maturity of twelve years. Federated’s variable interests in the remaining CDO is limited to a 25% equity interest and a fixed, asset-based management fee earned prospectively as services are provided. As an equity holder, Federated participates in all rights and obligations to income and expected losses of the CDO on a proportionate basis with all other equity holders. In its role as investment manager, Federated is not entitled to any additional residual return nor is it obligated to absorb any expected losses of the entity. Federated has not provided financial support to the CDO.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Federated was not the primary beneficiary of either of these VIEs at September 30, 2011 or at December 31, 2010. Upon consideration of the qualitative model prescribed by the FASB, Federated determined that as of September 30, 2011 and December 31, 2010, neither its equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to either of these entities. Therefore Federated has not consolidated these entities.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011				December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$132,796	$0	$0	$132,796	$198,756	$0	$0	$198,756
Available-for-sale equity securities[1]	153,568	0	0	153,568	105,724	0	0	105,724
Trading securities – equity[1]	23,493	4,660	0	28,153	6,937	4,431	0	11,368
Trading securities – debt[1]	557	7,115	0	7,672	10,016	7,777	0	17,793
Foreign currency forward contract[2]	0	0	0	0	0	68	0	68
Total financial assets	$310,414	$11,775	$0	$322,189	$321,433	$12,276	$0	$333,709
Financial Liabilities
Interest rate swap[3]	$0	$16,776	$0	$16,776	$0	$11,734	$0	$11,734
SunTrust Acquisition future consideration payments liability	0	0	18,358	18,358	0	0	20,058	20,058
Foreign currency forward contract[4]	0	181	0	181	0	0	0	0
Total financial liabilities	$0	$16,957	$18,358	$35,315	$0	$11,734	$20,058	$31,792

[1]	Amount included in Investments on the Consolidated Balance Sheets.

[2]
Amount included in Receivables – other on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets.

[3]
Amount included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (10) for more information regarding the swap.

[4]
Amount included in Accounts payable and accrued expenses on the Consolidated Balance Sheets. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets.

Between December 31, 2010 and September 30, 2011, there were no significant transfers between Level 1 and Level 2. From time to time, transfers between Level 1 and 2 occur reflecting a change in whether pricing services were used to determine the fair value of equity securities traded principally in foreign markets based upon a determination by management that there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed or if quoted market prices were used to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to the SunTrust Acquisition (a Level 3 financial liability measured at fair value on a recurring basis):

(in thousands)
Balance at December 31, 2010	$20,058
Adjustment to reflect final valuation[1]	(2,600)
Changes in fair value[2]	900
Contingent consideration payments	0
Balance at September 30, 2011	$18,358

[1]	As a result of finalizing the valuation relating to the SunTrust Acquisition this adjustment was required to revise the preliminary estimate of fair value.

[2]	Amounts included in Intangible asset related expense on the Consolidated Statements of Income.

The liability for future consideration payments related to the SunTrust Acquisition is recorded at fair value in Other current liabilities ($5.0 million) and Other long-term liabilities ($13.4 million) on the Consolidated Balance Sheet as of September 30, 2011. Management estimated the fair value of future consideration payments related to the SunTrust Acquisition based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management based on estimated net redemptions or sales; (2) expected net revenue per managed asset based generally on contract terms; and (3) a discount rate estimated at the current market rate of return.

Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2011 or December 31, 2010.

(b) Fair Value Measurements on a Nonrecurring Basis

Since 2008, Federated experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflected significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets were tested for recoverability at various times over the past several years. Management’s quarterly recoverability test of the carrying value of these intangible assets performed as of June 30, 2010 and December 31, 2010 indicated that the carrying values were not fully recoverable. Cash flow projections at June 30, 2010 and December 31, 2010 were lower than previous projections prepared in connection with recoverability testing as a result of actual and projected declines in assets under management in excess of prior estimates. Management estimated the fair value of these intangible assets at June 30, 2010 and December 31, 2010 based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Such inputs included (1) an estimated rate of change for underlying assets under management; (2) expected revenue per managed asset; (3) direct operating expenses; and (4) a discount rate. Management estimated a rate of change for underlying assets under management based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and direct operating expenses are generally based on contract terms, average market participant data and historical experience. The discount rate was estimated at the current market rate of return. In addition, because of the subjective nature of the projected discounted cash flows, management considered several scenarios and used probability weighting to calculate the expected future cash flows attributable to the intangible assets. The probability-weighted scenarios assumed growth rates in assets under management ranging from -100% to 9% over the cash-flow projection period. As a result of these fair value analyses, during 2010 Federated recorded a $10.2 million impairment charge on the Consolidated Statements of Income, $8.2 million of which was included

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

in Intangible asset related expenses with the remainder in Other operating expenses. The related customer relationship intangible assets were written down to $2.0 million, the noncompete agreement included in Other intangible assets was written down to $0.8 million and the related fixed assets were written down to $0.7 million as of December 31, 2010. Intangible asset amortization expense for future periods was reduced as a result of this impairment. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance of the quantitative products compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses for these assets with a remaining net book value of $3.0 million at September 30, 2011.

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis that were remeasured at fair value at September 30, 2011.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated’s recourse debt is estimated based on the current market rate for debt with similar remaining maturities. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(8) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 included available-for-sale and trading securities. At September 30, 2011 and December 31, 2010, Federated held investments totaling $153.6 million and $105.7 million, respectively, in fluctuating-value mutual funds that were classified as available-for-sale securities. Federated’s trading securities totaled $35.8 million and $29.2 million at September 30, 2011 and December 31, 2010, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (6)). As a result, all investments held by these investment companies were included in Federated’s Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 as trading securities. Federated’s trading securities primarily represented foreign mutual fund and debt securities and stocks of large-cap U.S. and international companies.

Available-for-sale securities were as follows:

	September 30, 2011				December 31, 2010
		Gross Unrealized		Estimated Market		Gross Unrealized		Estimated Market
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$43,142	$369	$(3,573)	$39,938	$41,879	$5,200	$(24)	$47,055
Fixed-income mutual funds	114,765	430	(1,565)	113,630	58,143	662	(136)	58,669
Total fluctuating-value mutual funds	$157,907	$799	$(5,138)	$153,568	$100,022	$5,862	$(160)	$105,724

The increase in available-for-sale securities at September 30, 2011 as compared to December 31, 2010, was primarily due to Federated investing $60.0 million of available cash in certain sponsored fixed-income mutual funds during the first nine months of 2011. As of September 30, 2011, unrealized losses of $5.1 million related to equity and fixed-income investments with a fair value of $107.2 million, all of which were outstanding for less than twelve months.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Unrealized (loss) gain
Trading securities	$(1,963)	$2,201	$(1,688)	$(438)
Derivatives[2]	(163)	239	(270)	363
Realized gains[1]
Available-for-sale securities	223	10	2,310	35
Trading securities	92	797	704	1,986
Derivatives[2]	23	297	429	308
Realized losses[1]
Available-for-sale securities	0	0	0	(2)
Trading securities	(214)	(58)	(529)	(682)
Derivatives[2]	(291)	(60)	(441)	(735)
(Loss) gain on securities, net[3]	$(2,293)	$3,426	$515	$835

[1]	Realized gains and losses are computed on a specific-identification basis.

[2]	These items relate to the settlement of economic derivatives held by certain consolidated sponsored products.
3  (Loss) gain on securities, net related to consolidated investment companies totaled $(2.3) million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, and $(1.7) million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

(9) Other Current Liabilities

Federated’s Other current liabilities at September 30, 2011 included an accrual of $18.0 million representing a subscription payable for securities purchased by a consolidated investment company but for which the trade had not settled as of September 30, 2011, $16.8 million related to an interest rate swap (see Note (10) for additional information) and $5.0 million for the short-term portion of the SunTrust Acquisition future consideration payments liability (see Note (4) for additional information). Also included in Other current liabilities at September 30, 2011 was $10.0 million related to insurance proceeds for claims submitted to cover costs associated with various legal proceedings. Federated is involved in legal proceedings with certain insurance carriers to, among other things, retain these insurance reimbursements. In the event that Federated does not prevail, it will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities at December 31, 2010 included an accrual of $11.7 million related to the aforementioned interest rate swap and $5.3 million for the short-term portion of the SunTrust Acquisition future consideration payments liability.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(10) Recourse Debt and Interest Rate Swap

Recourse debt consisted of the following:

	Weighted-Average Interest Rates		September 30, 2011	December 31, 2010
(dollars in thousands)	2011[1]	2010[2]
Term Loan[3]	3.646%	4.396%	$371,875	$403,750
Less: Short-term debt – recourse			42,500	42,500
Long-term debt – recourse			$329,375	$361,250

[1]	As of September 30, 2011. See additional information below regarding the interest rate fixed at 3.646% in connection with an interest rate swap, which expires on April 1, 2015.

[2]	As of December 31, 2010.

[3]	The term loan borrowings under the Credit Agreement expire on June 10, 2016.

On June 10, 2011, Federated entered into an Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries, PNC Bank, National Association as administrative agent, a syndicate of 19 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Credit Agreement). The Credit Agreement amended and restated Federated’s prior $425 million term loan facility dated April 9, 2010. The borrowings of $382.5 million under the Credit Agreement represented the remaining principal balance from the prior $425 million term loan. The Credit Agreement qualified for modification accounting treatment. Accordingly, closing costs of $1.8 million were capitalized in the second quarter 2011 and are being amortized over the 5-year term of the amended loan.

The Credit Agreement also contains a $200 million revolving credit facility. This new revolving credit facility replaced the previous $200 million revolving credit facility, which was scheduled to expire on October 31, 2011, and was terminated in connection with Federated’s entry into the Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. Federated pays an annual facility fee, currently 15 basis points, based on its credit rating. Borrowings under the new revolving credit facility bear interest similar to the term loan borrowings under the Credit Agreement except the London Interbank Offering Rate (LIBOR) spread is currently 110 basis points, based on Federated's credit rating. As of September 30, 2011, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement expires on June 10, 2016 and requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. The Credit Agreement also includes representations, warranties and other financial and non-financial covenants. Federated was in compliance with all such covenants at and for the nine months ended September 30, 2011.

The borrowings under the term loan component of the Credit Agreement bear interest at a reduced spread over LIBOR, as compared to the prior term loan. The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the prior $425 million term loan remains in effect.

Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The fair value of the Swap agreement at September 30, 2011 was a liability of $16.8 million which was recorded in Other current liabilities on the Consolidated Balance Sheet. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheet at September 30, 2011. During the next twelve months management expects to charge $6.9 million of this loss to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to September 30, 2011 and will not affect the amount of interest expense recognized in total on the Credit Agreement for any period presented. During the three- and nine-month periods ended September 30, 2011, $2.1 million and $6.3 million, respectively, were charged to Debt expense – recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap. During the three- and nine-month periods ended September 30, 2010, $2.2 million and $4.3 million, respectively, were charged to Debt expense–recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.

(11) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2011, Federated awarded 464,376 shares of restricted Federated Class B common stock, nearly all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 897,379 shares of restricted Federated Class B common stock under its Stock Incentive Plan to certain key employees during 2010.

(b) Stock Options

During the first nine months of 2011, 603,418 employee stock options were exercised and the resulting shares were issued out of treasury. Options exercised during 2010 totaled 486,150.

(c) Non-Management Director Stock Award

During the first nine months of 2011 and for the entire year of 2010, Federated awarded 4,500 shares and 6,000 shares of Federated Class B common stock, respectively, to non-management directors.

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

During the first nine months of 2011, Federated repurchased 1.0 million shares of common stock for $19.1 million, the majority of which were repurchased in the open market and the remainder of which were repurchased in connection with employee separations and were not counted against the board-approved share repurchase program. At September 30, 2011, 2.7 million shares remain available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(13) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$38,320	$43,056	$113,964	$132,713
Less: Total income available to participating unvested restricted shareholders[1]	(1,211)	(1,251)	(3,746)	(5,766)
Total net income attributable to Federated Common Stock[2]	$37,109	$41,805	$110,218	$126,947
Denominator
Basic weighted-average common shares outstanding	100,684	99,916	100,725	99,907
Dilutive potential shares from stock options	0	38	31	84
Diluted weighted-average common shares outstanding	100,684	99,954	100,756	99,991
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.37	$0.42	$1.09	$1.27

[1]
Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of forfeited dividends, and their proportionate share of undistributed earnings, if any.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the three- and nine-month periods ended September 30, 2011, 0.4 million and 0.9 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution. For the three- and nine-month periods ended September 30, 2010, 3.4 million and 2.9 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period.

(14) Purchased Loans

As part of seeding a new Federated-sponsored fund, Federated began investing in purchased loans, consisting primarily of syndicated, commercial, US dollar-denominated, floating-rate term loans during the second quarter 2010. Federated transferred $43.4 million in purchased loans and $2.7 million in cash into the new Federated-sponsored fund in exchange for shares of the fund during the third quarter 2010. This transfer of assets was recorded as a sale for accounting purposes given that the loans were legally isolated from Federated, the Federated-sponsored fund has the right to pledge or exchange the loans and Federated has not maintained effective control over the transferred loans. As of September 30, 2011 and December 31, 2010, Federated did not hold any purchased loans but maintains a seed investment in this fund.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(15) Commitments and Contingencies

(a) Contractual

As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At September 30, 2011, management estimated contingent payments could total $25 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of September 30, 2011, a liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.0 million) and Other long-term liabilities ($13.4 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four‑year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The remaining contingent purchase price payments could total as much as $49 million. As of September 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five‑year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to 2009 or 2010. As of September 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five‑year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2011, $3.6 million was paid in semi-annual contingent purchase price payments, $0.7 million was accrued related to future semi-annual contingent purchase price payments and $1.1 million was paid in the fourth quarter 2010 with regard to the first form of contingent payment. The future semi-annual contingent purchase price payment was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2011, the maximum bonus payable over the remaining terms of the contracts approximates $68 million. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at September 30, 2011, $0.5 million would be paid in 2012. Management is unable to reasonably estimate a range of

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

During the third quarter 2011, Federated amended its operating lease for its corporate headquarters building in Pittsburgh, Pennsylvania. The amendment extended the lease through 2021 and contained options to renew for additional periods through 2032. The amendment also included provisions for leasehold improvement incentives, rent escalation and early termination. As of September 30, 2011, payments due for the remainder of 2011 approximate $2 million. Payments approximate $6 million for each of the years 2012 through 2015 and a total of $38 million for 2016 and thereafter.

(b) Guarantees and Indemnifications

On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial position or results of operations.

(c) Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2011, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

(16) Subsequent Events

On October 27, 2011, the board of directors declared a $0.24 per share dividend to shareholders of record as of November 8, 2011 to be paid on November 15, 2011.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $352 billion in managed assets as of September 30, 2011. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at September 30, 2011 attributable to such markets are as follows: wealth management and trust (50%), broker/dealer (30%) and global institutional (17%).

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

Management's Discussion and Analysis (continued)
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

Fee waivers in order for certain money market funds to maintain positive or zero net yields were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2011	2010	Change	Percent Change	2011	2010	Change	Percent Change
Investment advisory fees	$(57.2)	$(28.1)	$(29.1)	104%	$(142.8)	$(101.6)	$(41.2)	41%
Other service fees	(31.7)	(25.7)	(6.0)	23	(88.9)	(80.0)	(8.9)	11
Total Revenue	(88.9)	(53.8)	(35.1)	65	(231.7)	(181.6)	(50.1)	28
Distribution expense	(63.2)	(42.6)	(20.6)	48	(170.5)	(138.9)	(31.6)	23
Operating income	(25.7)	(11.2)	(14.5)	129	(61.2)	(42.7)	(18.5)	43
Noncontrolling interest	(2.5)	(0.2)	(2.3)	1,150	(5.5)	(0.9)	(4.6)	511
Pre-tax impact	$(23.2)	$(11.0)	$(12.2)	111%	$(55.7)	$(41.8)	$(13.9)	33%

During the third quarter 2011, changes in asset mix as well as further declines in interest rates for certain money market investments caused an increase in these fee waivers. As such, the net negative pre-tax impact of these fee waivers on income for the quarter ended September 30, 2011 ($23.2 million) was more than the impact in the second quarter 2011 ($19.4 million), the first quarter 2011 ($13.1 million), the fourth quarter 2010 ($12.1 million) and the third quarter 2010 ($11.0 million). Management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least into 2013. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the fourth quarter 2011 may result in a net negative pre-tax impact on income of approximately $26 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by about forty

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

percent from the current levels and an increase of 25 basis points would reduce the impact by about seventy percent. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

For the nine months ended September 30, 2011, approximately 46% of Federated’s total revenue was attributable to money market assets as compared to 50% for the same period of 2010. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Amended and Restated Credit Agreement

On June 10, 2011, Federated entered into an Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries, PNC Bank, National Association as administrative agent, a syndicate of 19 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Credit Agreement). The Credit Agreement amended and restated Federated’s prior $425 million term loan facility dated April 9, 2010. The borrowings of $382.5 million under the Credit Agreement represented the remaining principal balance from the prior $425 million term loan. The Credit Agreement qualified for modification accounting treatment. Accordingly, closing costs of $1.8 million were capitalized in the second quarter 2011 and are being amortized over the 5-year term of the amended loan.

The Credit Agreement also contains a  $200 million revolving credit facility. This new revolving credit facility replaced the previous  $200 million revolving credit facility, which was scheduled to expire on October 31, 2011, and was terminated in connection with Federated’s entry into the Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of September 30, 2011, the entire $200 million revolving credit facility was available for borrowings.

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

Current Legal Proceedings

On April 28, 2011, Federated reached a final settlement to resolve the consolidated cases involving the fees being charged to the Federated Kaufmann Fund. Prior to the settlement, Federated had been preparing for trial. Operating income for the nine-month period ended September 30, 2011 included a charge of $17.4 million in legal and related costs associated with these cases. This amount was recorded primarily in the first quarter of 2011 and was charged mainly to Professional service fees. Federated is involved in legal proceedings with certain insurance carriers to

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

obtain and/or retain insurance reimbursements for these and other related costs.

Business Combinations and Acquisitions

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). Pursuant to the definitive agreement signed on July 16, 2010, $14.1 billion of money market assets transitioned to Federated during the third and fourth quarters of 2010. The SunTrust Acquisition included upfront cash payments that totaled $6.6 million and annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At September 30, 2011, management estimated contingent payments could total $25 million over five years, however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. The SunTrust Acquisition was accounted for under the acquisition method of accounting. The valuation resulted in total consideration with a fair value of $24.1 million assignable to a single identifiable intangible asset with an indefinite life and recorded in Renewable investment advisory rights on the Consolidated Balance Sheets. This asset is deductible for tax purposes. The valuation results, which were finalized in the first quarter 2011, are reflected in the Consolidated Balance Sheet and the related footnotes as of and for the period ended September 30, 2011. A liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.0 million) and Other long-term liabilities ($13.4 million) as of September 30, 2011. This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

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

Asset Impairments

Since 2008, Federated experienced significant declines in the assets under management related to certain quantitative investment products acquired in 2006. The declines in assets under management reflected significant market depreciation as well as investor net redemptions. In light of these declines in assets under management, performance relative to peers and indices and the uncertainty regarding each of these in the future, the carrying values of the related intangible assets were tested for recoverability at various times over the past several years. During 2010, Federated recorded $10.2 million in impairment charges on the Consolidated Statements of Income, $8.2 million of which was included in Intangible asset related expenses with the remainder in Other operating expenses. See Note (7)(b) to the Consolidated Financial Statements for additional information regarding these impairments. Given the uncertainties regarding future market conditions, the timing and pace of a forecasted recovery and possible prolonged periods of underperformance of the quantitative products compared to peers and indices and the significance of these factors to assets under management, management cannot be certain of the outcome of future undiscounted cash flow analyses for these assets with a remaining net book value of $3.0 million at September 30, 2011.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2011	2010
By Asset Class
Money market	$271,653	$260,899	4%
Fixed-income	42,883	40,174	7%
Equity	27,971	29,133	(4)%
Liquidation portfolios[1]	9,144	11,071	(17)%
Total managed assets	$351,651	$341,277	3%
By Product Type
Funds:
Money market	$245,293	$233,611	5%
Fixed-income	35,620	32,211	11%
Equity	20,140	21,325	(6)%
Total mutual fund assets	$301,053	$287,147	5%
Separate Accounts:
Money market	$26,360	$27,288	(3)%
Fixed-income	7,263	7,963	(9)%
Equity	7,831	7,808	0%
Total separate account assets	$41,454	$43,059	(4)%
Liquidation Portfolios[1]	$9,144	$11,071	(17)%
Total managed assets	$351,651	$341,277	3%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2011	2010		2011	2010
By Asset Class
Money market	$266,756	$260,098	3%	$270,236	$270,276	0%
Fixed-income	43,001	39,192	10%	42,105	36,691	15%
Equity	29,699	28,033	6%	30,758	28,769	7%
Liquidation portfolios[1]	9,309	11,313	(18)%	9,994	11,797	(15)%
Total average managed assets	$348,765	$338,636	3%	$353,093	$347,533	2%
By Product Type
Funds:
Money market	$239,406	$232,230	3%	$239,807	$239,523	0%
Fixed-income	35,478	31,491	13%	33,759	30,362	11%
Equity	21,491	20,411	5%	22,277	20,657	8%
Total average mutual fund assets	$296,375	$284,132	4%	$295,843	$290,542	2%
Separate Accounts:
Money market	$27,350	$27,868	(2)%	$30,429	$30,753	(1)%
Fixed-income	7,523	7,701	(2)%	8,346	6,329	32%
Equity	8,208	7,622	8%	8,481	8,112	5%
Total average separate account assets	$43,081	$43,191	0%	$47,256	$45,194	5%
Liquidation Portfolios[1]	$9,309	$11,313	(18)%	$9,994	$11,797	(15)%
Total average managed assets	$348,765	$338,636	3%	$353,093	$347,533	2%

[1]
Liquidation portfolios include portfolios of distressed fixed-income securities. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Fixed-Income Funds
Beginning assets	$34,874	$30,651	$31,933	$28,427
Sales	4,049	3,655	13,294	11,775
Redemptions	(3,707)	(2,829)	(12,427)	(9,393)
Net sales	342	826	867	2,382
Net exchanges	29	20	1,835	51
Acquisition-related	132	0	132	0
Market gains and losses/reinvestments[1]	243	714	853	1,351
Ending assets	$35,620	$32,211	$35,620	$32,211
Equity Funds
Beginning assets	$22,678	$19,344	$22,626	$20,960
Sales	2,434	1,639	5,448	4,532
Redemptions	(1,966)	(1,582)	(5,690)	(5,104)
Net sales (redemptions)	468	57	(242)	(572)
Net exchanges	(40)	(31)	(44)	(54)
Acquisition-related	463	0	463	0
Market gains and losses/reinvestments[1]	(3,429)	1,955	(2,663)	991
Ending assets	$20,140	$21,325	$20,140	$21,325

[1]
Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Fixed-Income Separate Accounts
Beginning assets	$7,544	$7,361	$8,772	$5,360
Sales[2]	198	530	1,283	3,289
Redemptions[2]	(469)	(244)	(1,248)	(1,078)
Net (redemptions) sales[2]	(271)	286	35	2,211
Net exchanges	0	0	(1,807)	0
Market gains and losses/reinvestments[3]	(10)	316	263	392
Ending assets	$7,263	$7,963	$7,263	$7,963
Equity Separate Accounts
Beginning assets	$8,702	$7,470	$8,176	$8,713
Sales[2]	723	522	1,988	1,225
Redemptions[2]	(631)	(975)	(1,981)	(2,389)
Net sales (redemptions)[2]	92	(453)	7	(1,164)
Net exchanges	7	9	28	31
Market gains and losses/reinvestments[3]	(970)	782	(380)	228
Ending assets	$7,831	$7,808	$7,831	$7,808
Liquidation Portfolios
Beginning assets	$9,964	$11,491	$10,708	$12,596
Sales[2]	0	3	2	10
Redemptions[2]	(820)	(423)	(1,565)	(1,535)
Net redemptions[2]	(820)	(420)	(1,563)	(1,525)
Market gains and losses/reinvestments[3]	0	0	(1)	0
Ending assets	$9,144	$11,071	$9,144	$11,071

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

Management's Discussion and Analysis (continued)
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	2011	2010	2011	2010
By Asset Class
Money market assets	76%	78%	46%	50%
Fixed-income assets	12%	11%	20%	18%
Equity assets	9%	8%	33%	31%
Liquidation portfolios	3%	3%	—	—
Other activities	N/A	N/A	1%	1%
By Product Type
Funds:
Money market assets	68%	69%	45%	49%
Fixed-income assets	10%	9%	18%	17%
Equity assets	6%	6%	29%	27%
Separate Accounts:
Money market assets	8%	9%	1%	1%
Fixed-income assets	2%	2%	2%	1%
Equity assets	3%	2%	4%	4%
Liquidation Portfolios	3%	3%	—	—
Other activities	N/A	N/A	1%	1%

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

September 30, 2011 period-end managed assets increased 3% over period-end managed assets at September 30, 2010 due to increases in period-end money market and fixed-income assets. Average managed assets for the three-month period ended September 30, 2011 increased 3% compared to the same period of 2010 due to increases in average money market, fixed-income and equity assets. Average managed assets for the nine-month period ended September 30, 2011 increased 2% over average managed assets for the same period in 2010 primarily as a result of increases in average fixed-income and equity assets. Period-end money market assets at September 30, 2011 increased 4% as compared to September 30, 2010. Average money market assets increased 3% for the three-month period ended September 30, 2011 and remained flat for the nine-month period ended September 30, 2011 as compared to the same periods in 2010.

Period-end fixed-income assets at September 30, 2011 increased 7% as compared to September 30, 2010 and average fixed-income assets for the three- and nine-month periods ended September 30, 2011 increased 10% and 15%, respectively, as compared to the same periods in 2010 primarily due to positive net sales and, to a lesser

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

extent, market appreciation. Period-end equity assets at September 30, 2011 decreased 4% as compared to September 30, 2010 primarily due to market depreciation and net redemptions. Average equity assets for the three- and nine-month periods ended September 30, 2011 increased 6% and 7%, respectively, as compared to the same periods in 2010. As expected, liquidation portfolios at September 30, 2011 decreased 17% as compared to September 30, 2010 and average assets in liquidation portfolios decreased 18% and 15%, respectively, for the three- and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 due to the gradual liquidation of the portfolio.

Results of Operations

Revenue. The following table sets forth components of total revenue for the three- and nine-month periods ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2011	2010	Change	Percent Change	2011	2010	Change	Percent Change
Revenue from managed assets	$212.0	$240.3	$(28.3)	(12)%	$672.7	$700.8	$(28.1)	(4)%
Revenue from sources other than managed assets	2.0	1.9	0.1	5%	6.0	5.8	0.2	3%
Total revenue	$214.0	$242.2	$(28.2)	(12)%	$678.7	$706.6	$(27.9)	(4)%

Revenue from managed assets decreased $28.3 million for the three-month period ended September 30, 2011 as compared to the same period in 2010 primarily due to an increase of $35.1 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. The decrease in revenue was partially offset by an increase of $3.9 million resulting from higher average money market assets (inclusive of an increase in revenue of approximately $7.6 million from average assets attributable to the SunTrust Acquisition), an increase of $3.0 million due to higher average fixed-income assets and an increase of $1.8 million due to higher average equity assets.

Revenue from managed assets decreased $28.1 million for the nine-month period ended September 30, 2011 as compared to the same period in 2010 primarily due to an increase of $50.1 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. The decrease in revenue was partially offset by an increase of $11.4 million resulting from higher average fixed-income assets, an increase of $9.7 million due to higher average equity assets and an increase of $3.3 million due to a change in the mix of average money market assets (inclusive of an increase in revenue of approximately $25.3 million from average assets attributable to the SunTrust Acquisition).

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decrease in expense, the net pre-tax impact on income and a discussion of management’s expectation regarding fee waivers and the related reduction in distribution expense for the fourth quarter of 2011.

For the nine-month period ended September 30, 2011, Federated’s ratio of revenue from managed assets to average managed assets was 0.25% as compared to 0.27% for the same period of 2010. The decrease in the rate was primarily due to the significant increase in voluntary fee waivers to maintain positive or zero net yields.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. The following table sets forth operating expenses for the three- and nine-month periods ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2011	2010	Change	Percent Change	2011	2010	Change	Percent Change
Distribution	$54.4	$68.8	$(14.4)	(21)%	$176.9	$190.1	$(13.2)	(7)%
Professional service fees	9.4	9.4	0.0	0%	44.2	9.6	34.6	360%
Intangible asset related	1.3	3.4	(2.1)	(62)%	6.7	16.5	(9.8)	(59)%
All other	81.9	85.5	(3.6)	(4)%	255.3	259.7	(4.4)	(2)%
Total operating expenses	$147.0	$167.1	$(20.1)	(12)%	$483.1	$475.9	$7.2	2%

Total operating expenses for the three-month period ended September 30, 2011 decreased $20.1 million compared to the same period in 2010. Distribution expense decreased $14.4 million in the third quarter 2011 as compared to the same period of the prior year primarily due to a $20.6 million decrease as a result of higher fee waivers in order for certain money market funds to maintain positive or zero net yields, partially offset by a $4.5 million increase resulting from higher average money market assets in the third quarter 2011 as compared to the same period in 2010. Intangible asset related expense decreased $2.1 million due primarily to certain intangible assets becoming fully amortized in the second quarter of 2011. All other operating expenses decreased by $3.6 million in the third quarter 2011 as compared to the same period in 2010 primarily due to a decrease in incentive compensation.

Total operating expenses for the nine-month period ended September 30, 2011 increased $7.2 million compared to the same period in 2010. Distribution expense decreased $13.2 million primarily due to a $31.6 million decrease in the first nine months of 2011 as compared to the same period of the prior year as a result of higher fee waivers in order for certain money market funds to maintain positive or zero net yields, partially offset by a $13.1 million increase related to the client mix of average money market assets in the first nine months of 2011 as compared to the same period in 2010 and $2.8 million and $1.4 million increases primarily related to higher average fixed-income and equity assets, respectively, in the first nine months of 2011 as compared to the same period in 2010. Professional service fees increased $34.6 million primarily due to the recognition of $25.0 million in insurance proceeds in the second quarter of 2010 related to various previously disclosed legal proceedings, $21.6 million of which was recorded as a reduction to Professional service fees. See Business Developments – Recognition of Insurance Proceeds for additional information. In addition, there was a $10.2 million increase in Professional service fees related to these legal proceedings. See Business Developments – Current Legal Proceedings for information regarding these charges. Intangible asset related expense decreased $9.8 million due primarily to the impairment of certain intangible assets in the second quarter of 2010. See Business Developments – Asset Impairments for additional information.

Nonoperating Income (Expenses). Nonoperating expenses, net increased $4.8 million for the three months ended September 30, 2011 as compared to the same period in 2010 due primarily to a $5.7 million change in (Loss) gain on securities, net due primarily to decreases in market values of trading securities held during the third quarter of 2011 as compared to increases in market values of trading securities held during the third quarter of 2010.

Nonoperating expenses, net increased $2.0 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Debt expense – recourse increased $3.0 million primarily related to increased borrowings beginning in April 2010 (see Business Developments – Amended and Restated Credit Agreement for additional information). This was partially offset by a $1.1 million increase in Investment income, net in the first nine months of 2011 compared to the first nine months of 2010 due primarily to investing in higher yielding products and increases in average investment balances.

Income Taxes. The income tax provision decreased $3.3 million for the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to lower income before income taxes. The effective tax rate was

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

37.6% for the three-month period ended September 30, 2011 as compared to 35.5% for the same period in 2010. The increase in the effective tax rate relates to the inclusion of Net income attributable to noncontrolling interest in the calculation of the rate. Excluding noncontrolling interests, the effective tax rate was 37.7% for the three-month period ended September 30, 2011 as compared to 38.1% for the same period in 2010.

The income tax provision decreased $13.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to lower income before income taxes. The effective tax rate was 37.4% for the nine-month period ended September 30, 2011 as compared to 37.0% for the same period in 2010.

Net Income attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries decreased $4.8 million for the three months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of gains in the third quarter 2010 on the value of certain securities held by investment products previously consolidated ($2.6 million) and a decrease related to the impact of higher fee waivers in order for certain money market funds to maintain positive or zero net yields ($2.3 million).

Net income attributable to noncontrolling interests in subsidiaries decreased $5.3 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to the impact of higher fee waivers in order for certain money market funds to maintain positive or zero net yields.

Net Income attributable to Federated Investors, Inc. Net income decreased $4.7 million for the three months ended September 30, 2011 as compared to the same period in 2010, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended September 30, 2011 decreased $0.05 as compared to the same period of 2010 primarily due to decreased net income attributable to Federated.

Net income decreased $18.7 million for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the nine months ended September 30, 2011 decreased $0.18 as compared to the same period of 2010 primarily due to decreased net income attributable to Federated ($0.19), partially offset by a decrease in income available to participating unvested restricted shareholders ($0.02) primarily as a result of the special cash dividend paid in the first quarter 2010. See Note (13) to the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2011, liquid assets, consisting of cash and cash equivalents, investments and receivables, totaled $341.3 million as compared to $354.9 million at December 31, 2010. The decrease of $13.6 million primarily reflects a decrease of $66.0 million in Cash and cash equivalents which is described further below, partially offset by an increase of $54.5 million in Investments.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $145.0 million for the nine months ended September 30, 2011 as compared to $171.0 million for the same period in 2010. The decrease of $26.0 million was primarily due to (1) a decrease in cash received from customers due to the 28.1 million decrease in revenue from managed assets previously discussed, (2) an increase of net cash paid for trading securities ($4.4 million) and (3) an increase in cash paid for interest ($4.1 million) due to the increased average outstanding loan balance and a higher average interest rate during the nine months ended September 30, 2011 as compared to the same period of the prior year. These items were partially offset by an increase in insurance proceeds received ($5.8 million) during the nine months ended September 30, 2011 as compared to the same period of the prior year.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2011, Federated used $100.1 million for investing activities primarily related to cash paid for securities available for sale ($72.1 million) and cash paid in connection with a contingent purchase price payment for a prior year acquisition ($44.7 million). These items were partially offset by proceeds from redemptions of securities available for sale ($26.8 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Cash Used by Financing Activities. During the nine-month period ended September 30, 2011, cash used by financing activities was $110.8 million. During the first nine months of 2011, Federated paid $75.1 million or $0.72 per share in dividends to holders of its common shares, repaid $31.9 million in connection with its long-term debt obligations (see Business Developments – Amended and Restated Credit Agreement for additional information) and used $19.9 million to repurchase 1.0 million shares of Class B common stock in the open market under the stock repurchase program and in private transactions. These items were partially offset by $15.2 million received related primarily to the exercise of 0.6 million options in the first nine months of 2011.

Borrowings. During the six-month period ended June 30, 2010, Federated made principal payments of $10.6 million on its $140 million term loan. In the second quarter 2010, Federated amended and restated this loan with its $425 million term loan. In the second quarter 2011, Federated amended and restated the $425 million term loan. During the nine-month period ended September 30, 2011, Federated made principal payments of $31.9 million on these loans. See Business Developments – Amended and Restated Credit Agreement for additional information.

The Credit Agreement also contains a $200 million revolving credit facility. This new revolving credit facility replaced the previous $200 million revolving credit facility, which was scheduled to expire on October 31, 2011, and was terminated in connection with Federated’s entry into the Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of September 30, 2011, the entire $200 million revolving credit facility was available for borrowings.

Proceeds from the debt facilities have been used for general corporate purposes including cash payments related to acquisitions, quarterly dividends and share repurchases.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. An interest coverage ratio of at least 4 to 1 is required and as of September 30, 2011, the interest coverage ratio was 19.26 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of September 30, 2011, the leverage ratio was 1.16 to 1. Federated was in compliance with its interest coverage and leverage ratios at and during the nine months ended September 30, 2011. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On October 27, 2011, the board of directors declared a $0.24 per share dividend to shareholders of record as of November 8, 2011 to be paid on November 15, 2011.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its remaining borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

availability under the revolving credit facility for the remainder of 2011, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $561 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of September 30, 2011.

Accounts payable and accrued expenses at September 30, 2011 decreased $46.3 million from December 31, 2010 primarily due to the payment of contingent consideration related to a prior year acquisition ($44.7 million).

Accrued compensation and benefits at September 30, 2011 decreased $12.0 million from December 31, 2010 primarily due to the annual 2010 accrued incentive compensation being paid in the first quarter 2011 ($50.8 million), partially offset by three quarters of certain 2011 incentive compensation accruals net of payments recorded in the first nine months of 2011 ($41.5 million).

Other current liabilities at September 30, 2011 increased $30.2 million from December 31, 2010 primarily as a result of (1) an accrual of $18.0 million at September 30, 2011 representing a subscription payable for securities purchased by a consolidated investment company but for which the trade had not settled as of September 30, 2011 and (2) the $10.0 million in insurance proceeds received related to claims submitted to cover costs associated with various legal proceedings. See Note (9) to the Consolidated Financial Statements for additional information.

Long-term deferred tax liability, net at September 30, 2011 increased $15.5 million from December 31, 2010 primarily as a result of tax amortization in excess of book amortization of intangible assets ($14.7 million).

As of September 30, 2011, Federated’s market capitalization exceeded the recorded goodwill balance by more than 150%.

Contractual Obligations and Contingent Liabilities

Minimum Contractual Payments. As disclosed in Federated’s 2010 Annual Report on Form 10-K, Federated’s contractual obligations consist of payments related to long-term debt and related interest expense, among other obligations. Due to the recent changes described in the section entitled Business Developments – Amended and Restated Credit Agreement, Federated has updated contractual obligation information related to its amended long-term debt obligations. As of September 30, 2011, payments due for the remainder of 2011 approximate $14 million; 2012-2013: $109 million; 2014-2015: $205 million; and 2016: $86 million. Amounts include principal and interest payments. The interest payments reflect the fixed rate of 3.646% in effect under the Swap.

During the third quarter 2011, Federated amended its operating lease for its corporate headquarters building in Pittsburgh, Pennsylvania. The amendment extended the lease through 2021 and contained options to renew for additional periods through 2032. The amendment also included provisions for leasehold improvement incentives, rent escalation and early termination. As of September 30, 2011, payments due for the remainder of 2011 approximate $2 million. Payments approximate $6 million for each of the years 2012 through 2015 and a total of $38 million for 2016 and thereafter.

Contingent Liabilities and Payments. As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments payable in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. At September 30, 2011, management estimated contingent payments could total $25 million over five years, however, the actual amount of the contingent payments will vary based on

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of September 30, 2011, a liability of $18.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($5.0 million) and Other long-term liabilities ($13.4 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated acquired certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four‑year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The remaining contingent purchase price payments could total as much as $49 million. As of September 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five‑year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to 2009 or 2010. As of September 30, 2011, no amounts were accrued for the third anniversary year ending in December 2011.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments that are dependent upon asset growth and fund performance through 2012. The first form of contingent payment is payable in 2010 and 2012 and could aggregate to as much as $20 million. The second form of contingent payment is payable on a semi-annual basis over the five‑year period following the acquisition closing date based on certain revenue earned by Federated from the Federated InterContinental Fund. As of September 30, 2011, $3.6 million was paid in semi-annual contingent purchase price payments, $0.7 million was accrued related to future semi-annual contingent purchase price payments and $1.1 million was paid in the fourth quarter 2010 with regard to the first form of contingent payment. The future semi-annual contingent purchase price payment was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2011, the maximum bonus payable over the remaining terms of the contracts approximates $68 million. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at September 30, 2011, $0.5 million would be paid in 2012. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2011, Federated does not believe that a material loss related to these claims is reasonably estimable. These claims are subject to inherent uncertainties. It is possible that an unfavorable determination will cause a material adverse impact on Federated’s reputation, financial position, results of operations and/or liquidity in the period in which the effect becomes reasonably estimable.

Management's Discussion and Analysis (continued)
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

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the nine months ended September 30, 2011, approximately 46% of Federated’s total revenue was attributable to money market assets as compared to 50% for the same period of 2010. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. On August 9, 2011, the Federal Reserve announced that they would keep the target range between 0% and 0.25% and that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which has and could continue to cause material adverse effects on Federated’s results of operations. Federated, however, is not obligated to make such fee waivers or to assume such fund expenses.

Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including a discussion of management’s expectation regarding fee waivers and the related reduction in distribution expense for the fourth quarter of 2011. Increases in short-term interest rates that

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by about forty percent from the current levels and an increase of 25 basis points would reduce the impact by about seventy percent. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, available yields on instruments held by the money market funds, changes in assets within the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

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

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 (Investment Company Act) and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (the NYSE). Federated is also affected by certain regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Leach-Bliley Act of 1999. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be designated by a newly created Financial Stability Oversight Council (FSOC) for enhanced prudential regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Examples of regulatory changes that could occur are the creation of capital requirements for designated investment advisers or money market funds, and/or a change in the rules governing money market mutual fund net asset value (NAV) calculations including the elimination of amortized cost accounting, which would result in fluctuating NAVs for money market mutual funds. Certain of these regulatory changes, if implemented, such as a change to fluctuating NAVs for money market mutual funds, could have a material adverse affect on the business and operations of Federated. Recent developments have increased the risk that some form of capital or a fluctuating NAV could be required for money market mutual funds. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated’s products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.

In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated’s operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds. Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur, including possible further amendments to Rule 2a-7 of the Investment Company Act.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 46% of Federated’s total revenue for the first nine months of 2011 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 9% and 10% of Federated’s total revenue for the three and nine months ended September 30, 2011, respectively, were derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (including its Pershing subsidiary). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to certain money market funds maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

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

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 12% and 11% of Federated’s total revenue were derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively, for both the three and nine months ended September 30, 2011. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and net income.

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

No Assurance of Successful Acquisitions. Federated’s business strategy contemplates the acquisition of other investment management companies, domestic and foreign, as well as investment assets. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

successfully integrate acquired companies into Federated, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.

Impairment Risk. At September 30, 2011, Federated had intangible assets including goodwill totaling $716.0 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Under the terms of a settlement agreement with the SEC and NYAG, a Federated investment advisory subsidiary

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

may not serve as investment adviser to any registered investment company unless: (1) at least 75% of the fund’s directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; (3) no action may be taken by the fund’s board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (4) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Unaudited)

There have not been any material changes to Federated’s exposures to market risk during the nine months ended September 30, 2011 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2010.

Part I, Item 4. Controls and Procedures
(Unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2011.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(Unaudited)

Item 1. Legal Proceedings

The information required by this Item is contained in Note (15)(c) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Item 1A. Risk Factors

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	9,992	$1.35	0	3,211,300
August[2]	508,300	17.17	500,000	2,711,300
September[2]	11,841	4.04	1,466	2,709,834
Total	530,133	$16.58	501,466	2,709,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date.

2
In July, August and September 2011, 9,992, 8,300 and 10,375 shares, respectively, of restricted stock with weighted-average prices of $1.35, $3.00 and $2.27 per share, respectively, were repurchased in connection with employee separations.

Part II, Item 6. Exhibits
(Unaudited)

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101 – The following materials from Federated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language, include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	October 31, 2011	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 31, 2011	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer