Form 10-K
period 2011-12-31
FEDERATED INVESTORS INC /PA/
filed 2012-02-24
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-14818
FEDERATED INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1111467 (I.R.S. Employer Identification No.)

Federated Investors Tower Pittsburgh, Pennsylvania (Address of principal executive offices)	15222-3779 (zip code)
412-288-1900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock, no par value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $2.2 billion, based on the last reported sales price of $23.84 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 16, 2012, was 9,000 and 103,743,090, respectively.

Documents incorporated by reference:
Selected portions of the 2011 Annual Report to Shareholders – Part I, Part II and Part IV of this Form 10-K.
Selected portions of the 2012 Information Statement – Part III of this Form 10-K.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest mutual fund managers in the United States with $369.7 billion in assets under management at December 31, 2011.
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
Federated provided investment advisory services to 134 Federated-sponsored funds (the Federated Funds) as of December 31, 2011. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, which are domiciled in Dublin, Ireland. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (Investment Company Act) and under applicable federal laws. Each of the U.S.-domiciled funds enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the Investment Company Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice to the investment adviser.
Of the 134 Federated Funds as of December 31, 2011, Federated’s investment advisory subsidiaries managed 48 money market funds totaling $255.9 billion in assets under management, 51 fixed-income funds with $37.2 billion in assets under management and 35 equity funds with $21.9 billion in assets under management.
As of December 31, 2011, Federated provided investment advisory services to $45.8 billion in Separate Account assets. These Separate Accounts represent assets of high-net-worth individuals, government entities, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on assets under management pursuant to investment advisory agreements that may be terminated at any time.
In addition, Federated managed liquidation portfolios which include portfolios of distressed fixed-income securities. In the distressed security category, Federated has been retained by third parties to manage these assets through an orderly liquidation process that will generally occur over a multi-year period. As of December 31, 2011, Federated managed two liquidation portfolios with $8.9 billion in assets.
Certain Federated Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated for distribution expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to these agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval by such directors or trustees annually.

Federated also provides a broad range of services to support the operation and administration of the Federated Funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services, shareholder servicing and general support.

Total managed assets are composed of Federated Funds, Separate Accounts and Liquidation Portfolios and represent the balance of assets under management at a point in time. Total managed assets for the past three years were as follows:

	As of December 31,			2011 vs. 2010	2010 vs. 2009
dollars in millions	2011	2010	2009
Money Market	$285,140	$276,026	$313,260	3%	(12)%
Fixed-Income	44,814	40,705	33,787	10%	20%
Equity	30,887	30,802	29,673	0%	4%
Liquidation Portfolios	8,856	10,708	12,596	(17)%	(15)%
Total Managed Assets	$369,697	$358,241	$389,316	3%	(8)%
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

	Year ended December 31,			2011 vs. 2010	2010 vs. 2009
dollars in millions	2011	2010	2009
Money Market	$271,501	$268,701	$343,265	1%	(22)%
Fixed-Income	42,573	37,690	28,684	13%	31%
Equity	30,560	29,104	26,680	5%	9%
Liquidation Portfolios	9,753	11,579	6,966	(16)%	66%
Total Average Managed Assets	$354,387	$347,074	$405,595	2%	(14)%
Changes in Federated’s average asset mix year-over-year across both asset class and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates earned per invested dollar on each asset class and product type. Equity products generally have a higher management-fee rate than fixed-income products, money market products and liquidation portfolios. Likewise, mutual fund products typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than managed assets in equity or fixed-income funds.
Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

	Year ended December 31,			2011 vs. 2010	2010 vs. 2009
dollars in thousands	2011	2010	2009
Investment advisory fees, net	$586,340	$639,404	$749,823	(8)%	(15)%
Administrative service fees, net	220,356	215,643	261,610	2%	(18)%
Other service fees, net	85,385	94,035	158,999	(9)%	(41)%
Other, net	3,033	2,861	5,518	6%	(48)%
Total revenue	$895,114	$951,943	$1,175,950	(6)%	(19)%
As of December 31, 2011, Federated has the following revenue concentrations:
(a) Revenue Concentration by Asset Class
Approximately 46% of Federated’s total revenue for 2011 was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Current Regulatory Environment
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that required all money market funds to meet specific portfolio liquidity standards and rules that significantly enhanced the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring at various times throughout 2011 in connection with the U.S. credit rating downgrade and the ongoing European debt crisis.
The SEC staff is considering additional changes to Rule 2a-7 that could adversely impact the viability of money market funds, including requiring a floating net asset value, imposing capital requirements, and creating redemption restrictions. Federated believes the changes currently under consideration, if enacted, would significantly reduce the utility and attractiveness of money market funds to investors. Thus, rather than enhance the resiliency of money market funds, the contemplated changes would potentially severely harm the utility of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. It has been reported that the SEC may propose amendments to Rule 2a-7 as early as the first quarter of 2012.
If ultimately enacted, some or all of these changes would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The very proposal of such amendments could have an adverse impact on Federated's money market fund business and operations and could also negatively impact the short-term credit markets. Management is carefully monitoring developments in this area and plans to actively participate both individually and with industry groups in the public comment process that would accompany any rule change proposal. Federated is unable to assess the degree of any potential impact such additional reforms may have on its business and operations until such proposals are issued. Even when issued, the final version of any SEC rule amendment could vary significantly from the form in which it is proposed.

Historically Low Short-Term Interest Rates
In certain money market funds, the gross yield is not sufficient to cover all of the fund’s normal operating expenses due to historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. These fee waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's ability to share the impact of the waivers with third-party intermediaries.
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

				2011	2010
dollars in millions	2011	2010	2009	vs. 2010	vs. 2009
Investment advisory fees	$(201.6)	$(134.3)	$(69.0)	50%	95%
Other service fees	(119.1)	(107.3)	(51.6)	11%	108%
Total Revenue	(320.7)	(241.6)	(120.6)	33%	100%
Distribution expense	(232.3)	(186.6)	(86.4)	24%	116%
Operating income	(88.4)	(55.0)	(34.2)	61%	61%
Noncontrolling interest	(6.5)	(1.0)	0	550%	N/A
Pre-tax impact	$(81.9)	$(54.0)	$(34.2)	52%	58%
During 2011, changes in asset mix as well as further declines in interest rates for certain money market investments caused an increase in these fee waivers. (See Note (22) to the Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this Form 10-K for information regarding the quarterly pre-tax impact of the fee waivers.) Based on recent Federal Reserve Bank commentary on their outlook for interest rates, management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least until late 2014. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the first quarter 2012 may result in a net negative pre-tax impact on income of approximately $27 million. Increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers between thirty-five and forty percent from the current levels and an increase of 25 basis points would reduce the impact between sixty-five and seventy percent. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.
(b) Revenue Concentration by Investment Fund
Approximately 12% and 11% of Federated’s total revenue for 2011 were derived from services provided to two sponsored funds, the Federated Kaufmann Fund and the Federated Prime Obligations Fund, respectively. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.
(c) Revenue Concentration by Customer
Approximately 10% of Federated’s total revenue for 2011 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation. Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.
(d) Revenue Concentration by Geographical Location
Federated’s revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2011 vs. 2010	2010 vs. 2009
dollars in thousands	2011	2010	2009
Domestic	$878,504	$929,903	$1,140,956	(6)%	(18)%
Foreign	16,610	22,040	34,994	(25)%	(37)%
Total revenue	$895,114	$951,943	$1,175,950	(6)%	(19)%
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
Federated is one of the largest U.S. managers of money market assets, with $285.1 billion in such assets under management at December 31, 2011. Federated has developed expertise in managing cash for institutions, which typically have stringent requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for over 35 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($147.9 billion); prime ($113.0 billion); and tax free ($24.2 billion).
Federated’s fixed-income assets totaled $44.8 billion at December 31, 2011 and are managed in a wide range of sectors including multi-sector ($19.3 billion); municipal ($6.3 billion); U.S. government ($6.0 billion); U.S. corporate ($4.8 billion); mortgage-backed ($3.3 billion); high-yield ($3.1 billion); and international/global ($2.0 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of highly defined products designed to meet their investment needs.
Equity assets totaled $30.9 billion at December 31, 2011 and are managed across a wide range of styles including value ($13.7 billion); growth ($7.8 billion); blend ($4.0 billion); alternative ($2.1 billion); and international/global ($1.8 billion). Federated also manages assets in balanced and asset allocation funds ($1.5 billion). These asset allocation funds may include fixed-income assets.
Federated’s liquidation portfolios totaled $8.9 billion at December 31, 2011.
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

Distribution Channels
Federated’s distribution strategy is to provide products geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to approximately 4,700 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of approximately 200 representatives and managers to add new customer relationships and strengthen and expand existing relationships.
Product Markets
Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2011 attributable to such markets are as follows: wealth management and trust (51%), broker/dealer (30%) and global institutional (17%).
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
Federated employs a dedicated sales force backed by an experienced support staff to offer products and services to the wealth management and trust market. As of December 31, 2011, managed assets in this market included $167.2 billion in money market assets, $14.1 billion in fixed-income assets and $6.7 billion in equity assets.
Broker/Dealer. Federated distributes its products in this market through a large, diversified group of approximately 1,500 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated offers products with a variety of commission structures that enable brokers to offer their customers a choice of pricing options. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2011, managed assets in the broker/dealer market included $74.1 billion in money market assets, $18.1 billion in fixed-income assets and $17.5 billion in equity assets.
Global Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of global institutional customers: corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. Federated includes institutional assets gathered in the U.S. in this market, as well as assets gathered from customers outside the U.S. through Federated Investors (U.K.) Ltd. and Federated Asset Management GmbH. As of December 31, 2011, managed assets in the global institutional market included $39.4 billion in money market assets, $11.1 billion in fixed-income assets, $8.9 billion in liquidation portfolios and $3.1 billion in equity assets.

Competition
The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2011, there were approximately 7,600 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions, hedge funds and exchange traded funds.
Competition for sales of investment products is influenced by various factors, including investment performance, in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act and the Investment Advisers Act of 1940, state laws regarding securities fraud, and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA), and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions and, to the extent operations take place outside the United States, by foreign laws and regulatory authorities. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.
From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be designated by a newly created Financial Stability Oversight Council (FSOC) for enhanced prudential regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated's products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.
On October 21, 2010, the President's Working Group issued its report on Money Market Fund Reform Options (the Report). The President's Working Group was tasked with studying possible reforms relating to money market funds that could mitigate systemic risk in the financial markets (including the potential for disruption in the financial markets caused by rapid shareholder redemptions in money market funds). The Report discusses the conditions that could cause money market funds to experience rapid shareholder redemptions and describes the advantages and disadvantages of a variety of policy options that could reduce the risk of such rapid redemptions. The Report suggests that the FSOC examine these options as part of its implementation of the Dodd-Frank Act.
In January 2010, the SEC adopted extensive amendments to Rule 2a-7 of the Investment Company Act aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that required all money market funds to meet specific portfolio liquidity standards and rules that significantly enhanced the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring at various times throughout 2011 in connection with the U.S. credit rating downgrade and the ongoing European debt crisis.
The SEC staff is considering additional changes to Rule 2a-7 that could adversely impact the viability of money market funds, including requiring a floating net asset value, imposing capital requirements, and creating redemption restrictions. Federated believes the changes currently under consideration, if enacted, would significantly reduce the utility and attractiveness of money market funds to investors. Thus, rather than enhance the resiliency of money market funds, the contemplated changes would potentially severely harm the utility of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. It has been reported that the SEC may propose amendments to Rule 2a-7 as early as the first quarter of 2012.
If ultimately enacted, some or all of these changes would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The very proposal of such amendments could have an adverse impact on Federated's money market fund business and operations and could also negatively impact the short-term credit markets. Management is carefully monitoring developments in this area and plans to actively participate both individually and with industry groups in the public comment process that would accompany any rule change proposal. Federated is unable to assess the degree of any potential impact such additional reforms may have on its business and operations until such proposals are issued. Even when issued, the final version of any SEC rule amendment could vary significantly from the form in which it is proposed.
In addition, during the past few years the SEC, FINRA and the NYSE have adopted regulations that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds. Federated anticipates that other reforms and regulatory actions affecting Federated and/or the mutual fund industry are likely to occur, including proposals for further amendments to Rule 2a-7.
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
Employees
At December 31, 2011, Federated employed 1,351 persons.
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K and the 2011 Annual Report to Shareholders, including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation including potential rule proposals by the Securities and Exchange Commission affecting money market funds; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment agreements is based on satisfaction of certain conditions set forth in those agreements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors under Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers
The following section sets forth certain information regarding the executive officers of Federated as of February 24, 2012:

Name	Position	Age
John F. Donahue	Chairman and Director	87

J. Christopher Donahue	President, Chief Executive Officer and Director	62

Brian P. Bouda	Vice President and Chief Compliance Officer	64

Gordon J. Ceresino	Vice Chairman and President, Federated International Management Limited	54

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	53

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	55

Eugene F. Maloney	Executive Vice President and Executive Vice President, Federated Investors Management Company	66

Denis McAuley III	Vice President, Principal Accounting Officer, President of Federated Shareholder Services Company and President of Federated Investors Trust Company	65

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	73

Thomas E. Territ	Vice President and President, Federated Securities Corp.	52

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Passport Research Ltd., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated's initial public offering in May 1998. He is a director or trustee of 40 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President of 40 investment companies managed by subsidiaries of Federated. He is also director or trustee of 43 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer.
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
Mr. John B. Fisher has served as Vice President of Federated since 1998. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of those wholly owned subsidiaries. Prior to that, he served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated.
Mr. Eugene F. Maloney has served as Executive Vice President of Federated since March 2009. Prior to that time, he served as Vice President of Federated since 1998. He is also Executive Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Mr. Maloney provides certain legal, technical and management expertise to Federated’s sales divisions, including regulatory and legal requirements relating to a bank’s use of mutual funds in both trust and commercial environments.

Mr. Denis McAuley III has served as Vice President of Federated since 1998 and as Principal Accounting Officer of Federated since 2001. He also serves as President of Federated Investors Trust Company, as President of Federated Shareholder Services Company and as Senior Vice President, Treasurer or Assistant Treasurer for various other subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.
Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. He is a trustee of three investment companies managed by subsidiaries of Federated. Mr. McGonigle is also Secretary of 43 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 42 of those registered investment companies.
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
Other Information
All other information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Income and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 1A – RISK FACTORS
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and is incorporated herein by reference.

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

ITEM 3 – LEGAL PROCEEDINGS
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and under the caption Notes to the Consolidated Financial Statements – Note (20) Commitments and Contingencies – (c) Past Mutual Fund Trading Issues and Related Legal Proceedings and (d) Other Legal Proceedings and is incorporated herein by reference.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October	10,000	$19.77	10,000	2,699,834
November	490,000	16.30	490,000	2,209,834
December[2]	61,850	12.41	50,000	2,159,834
Total	561,850	$15.93	550,000	2,159,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of December 31, 2011.

2	In December 2011, 11,850 shares of restricted stock with a price of $3.00 per share were repurchased in connection with employee separations.

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s 500 ® Index (S&P 500 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2011.
The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2006. Total return includes reinvestment of all dividends. As a member of the S&P 500 Index, Federated is required to include this comparison. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
Federated Investors, Inc.
S&P 500 Index
S&P 1500 Asset Management & Custody Banks

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Federated	124.49	57.97	97.88	101.97	61.84
S&P 500 ® Index	105.49	66.46	84.05	96.71	98.76
S&P 1500 Asset Management & Custody Banks	116.38	59.74	75.49	86.13	70.00
All other information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements (including, but not limited to Note (11) Recourse Debt and Interest Rate Swap and Note (22) Supplementary Quarterly Financial Data (Unaudited)) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the caption Selected Consolidated Financial Data and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative

Disclosures About Market Risk and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at December 31, 2011.
There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.
All other information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the caption Management’s Assessment of Internal Control Over Financial Reporting and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for the 2012 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated’s Information Statement for the 2012 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated’s share-based compensation as of December 31, 2011:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	392,479	$29.72	6,627,079
Not approved by shareholders	0	0	0
Total	392,479	$29.72	6,627,079
All other information required by this Item is contained in Federated’s Information Statement for the 2012 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated’s Information Statement for the 2012 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is contained in Federated’s Information Statement for the 2012 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)     Financial Statements:
The information required by this Item is contained in Federated’s 2011 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.
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

10.67
ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68
ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69
Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.70	Federated Investors, Inc. Stock Incentive Plan, amended as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the March 31, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.71
The Amended and Restated Credit Agreement, dated as of June 10, 2011, by and among Federated Investors, Inc. and PNC Bank, National Association, PNC Bank Capital Markets LLC, Citigroup Global Markets, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.72
Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

13.01	Selected Portions of 2011 Annual Report to Shareholders (Filed herewith)

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
The following XBRL documents are furnished herewith:
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits:
See (a)(3) above.
(c) Financial Statement Schedules:
See (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 24, 2012
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 24, 2012
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer	February 24, 2012
Thomas R. Donahue

/s/ Michael J. Farrell	Director	February 24, 2012
Michael J. Farrell

/s/ David M. Kelly	Director	February 24, 2012
David M. Kelly

/s/ Denis McAuley III	Principal Accounting Officer	February 24, 2012
Denis McAuley III

/s/ John W. McGonigle	Director	February 24, 2012
John W. McGonigle

/s/ Edward G. O’Connor	Director	February 24, 2012
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description

13.01	Selected Portions of 2011 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document