Form 10-Q
period 2012-03-31
FEDERATED INVESTORS INC /PA/
filed 2012-04-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
(Registrant’s telephone number, including area code) 412-288-1900
 ___________________________________________________________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 24, 2012, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,168,913 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management's expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation including potential rule proposals by the Securities and Exchange Commission affecting money market funds or possible regulatory action by the Financial Stability Oversight Council; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, the resolution of pending litigation, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in market values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$51,525	$49,273
Investments—affiliates	140,814	159,539
Investments—other	118,245	113,505
Receivables, net of reserve of $129 and $121, respectively	40,551	21,526
Prepaid expenses	11,455	17,420
Other current assets	5,833	5,248
Total current assets	368,423	366,511
Long-Term Assets
Goodwill	642,679	642,329
Renewable investment advisory rights	64,600	64,600
Other intangible assets, net of accumulated amortization of $52,510 and $56,537, respectively	12,976	13,997
Property and equipment, net of accumulated depreciation of $48,883 and $47,249, respectively	38,183	38,228
Other long-term assets	25,843	25,191
Total long-term assets	784,281	784,345
Total assets	$1,152,704	$1,150,856
LIABILITIES
Current Liabilities
Short-term debt—recourse	$42,500	$42,500
Accounts payable and accrued expenses	53,071	41,691
Accrued compensation and benefits	24,121	59,971
Other current liabilities	44,255	43,194
Total current liabilities	163,947	187,356
Long-Term Liabilities
Long-term debt—recourse	308,125	318,750
Long-term deferred tax liability, net	86,812	73,246
Other long-term liabilities	23,565	28,321
Total long-term liabilities	418,502	420,317
Total liabilities	582,449	607,673
Commitments and contingencies (Note (13))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	882	506
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	258,466	252,950
Retained earnings	1,079,698	1,069,913
Treasury stock, at cost, 25,331,593 and 25,762,366 shares Class B common stock, respectively	(765,905)	(772,481)
Accumulated other comprehensive loss, net of tax	(4,180)	(8,612)
Total Federated Investors, Inc. shareholders’ equity	568,268	541,959
Nonredeemable noncontrolling interest in subsidiary	1,105	718
Total permanent equity	569,373	542,677
Total liabilities, temporary equity and permanent equity	$1,152,704	$1,150,856
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue
Investment advisory fees, net—affiliates	$133,519	$144,350
Investment advisory fees, net—other	15,829	15,239
Administrative service fees, net—affiliates	57,292	54,048
Other service fees, net—affiliates	19,642	21,434
Other service fees, net—other	3,013	3,229
Other, net	986	582
Total revenue	230,281	238,882
Operating Expenses
Compensation and related	64,065	64,396
Distribution	61,693	64,692
Professional service fees	10,308	26,185
Systems and communications	6,310	5,579
Office and occupancy	6,253	6,201
Advertising and promotional	2,928	3,162
Travel and related	2,751	2,438
Intangible asset related	21	3,780
Other	5,605	5,949
Total operating expenses	159,934	182,382
Operating income	70,347	56,500
Nonoperating Income (Expenses)
Investment income, net	1,296	1,036
Gain on securities, net	2,050	2,776
Debt expense—recourse	(3,711)	(4,636)
Other, net	(37)	(24)
Total nonoperating expenses, net	(402)	(848)
Income before income taxes	69,945	55,652
Income tax provision	25,538	20,598
Net income including noncontrolling interest in subsidiaries	$44,407	$35,054
Less: Net income attributable to the noncontrolling interest in subsidiaries	2,082	1,823
Net income	$42,325	$33,231
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.41	$0.32
Cash dividends per share	$0.24	$0.24
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income including noncontrolling interest in subsidiaries	$44,407	$35,054

Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale, net of reclassification adjustment[1]	3,971	(62)
Unrealized (loss) gain on hedging instruments, net of reclassification adjustment[2]	(1,226)	1,858
Foreign currency translation gain[3]	1,711	412
Other comprehensive income	4,456	2,208
Comprehensive income including noncontrolling interest in subsidiaries	$48,863	$37,262
Less: Comprehensive income attributable to redeemable noncontrolling interest in subsidiaries	38	84
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	2,068	1,782
Comprehensive income attributable to Federated Investors, Inc.	$46,757	$35,396

[1]	The tax expense (benefit) related to this line item was $2,915 and $(41) for the three months ended March 31, 2012 and 2011, respectively.

[2]	The tax (benefit) expense related to this line item was $(439) and $712 for the three months ended March 31, 2012 and 2011, respectively.

[3]	The tax expense related to this line item was $908 and $199 for the three months ended March 31, 2012 and 2011, respectively.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2010	$237,397	$135	$1,036,571	$(778,609)	$(3,695)	$491,799	$373	$492,172	$1,543
Net income	0	0	33,231	0	0	33,231	1,782	35,013	41
Other comprehensive income, net of tax:
Reclassification adjustment net of unrealized gain on securities available for sale	0	0	(2)	0	(60)	(62)	0	(62)	0
Reclassification adjustment and unrealized gain on hedging instruments	0	0	0	0	1,858	1,858	0	1,858	0
Foreign currency translation gain	0	0	0	0	369	369	0	369	43
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	5,943
Deconsolidation	0	0	0	0	0	0	0	0	(3,335)
Stock award activity	5,880	(455)	(10,839)	11,293	0	5,879	0	5,879	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(24,950)	0	0	(24,950)	(1,503)	(26,453)	(27)
Exercise of stock options	(206)	322	(498)	14,093	0	13,711	0	13,711	0
Purchase of treasury stock	0	0	0	(2,890)	0	(2,890)	0	(2,890)	0
Balance at March 31, 2011	$243,071	$2	$1,033,513	$(756,113)	$(1,528)	$518,945	$652	$519,597	$4,208
Balance at December 31, 2011	$253,139	$0	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
Net income	0	0	42,325	0	0	42,325	2,068	44,393	14
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of reclassification adjustment	0	0	0	0	3,971	3,971	0	3,971	0
Unrealized loss on hedging instruments, net of reclassification adjustment	0	0	0	0	(1,226)	(1,226)	0	(1,226)	0
Foreign currency translation gain	0	0	0	0	1,687	1,687	0	1,687	24
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	347
Stock award activity	5,516	0	(7,640)	7,640	0	5,516	0	5,516	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(24,900)	0	0	(24,900)	(1,681)	(26,581)	(9)
Purchase of treasury stock	0	0	0	(1,064)	0	(1,064)	0	(1,064)	0
Balance at March 31, 2012	$258,655	$0	$1,079,698	$(765,905)	$(4,180)	$568,268	$1,105	$569,373	$882
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income including noncontrolling interest in subsidiaries	$44,407	$35,054
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	1,625	2,782
Depreciation and other amortization	2,767	4,603
Share-based compensation expense	5,583	5,458
Gain on disposal of assets	(683)	(2,454)
Provision for deferred income taxes	10,716	4,071
Fair-value adjustments for contingent liabilities	(1,000)	900
Tax (detriment) benefit from share-based compensation	(67)	217
Excess tax benefits from share-based compensation	(463)	(920)
Net purchases of trading securities	(753)	(6,487)
Deferred sales commissions paid	(3,090)	(2,254)
Contingent deferred sales charges received	352	506
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(1,925)	916
Decrease in prepaid expenses and other assets	4,501	6,619
Decrease in accounts payable and accrued expenses	(36,449)	(19,515)
Increase in other liabilities	4,735	17,004
Net cash provided by operating activities	30,256	46,500
Investing Activities
Purchases of securities available for sale	(766)	(10,697)
Cash paid for business acquisitions	(5,868)	(44,732)
Proceeds from redemptions of securities available for sale	17,949	10,912
Cash paid for property and equipment	(1,656)	(1,857)
Net cash provided (used) by investing activities	9,659	(46,374)
Financing Activities
Dividends paid	(24,900)	(24,950)
Purchases of treasury stock	(1,133)	(3,677)
Distributions to noncontrolling interest in subsidiaries	(1,690)	(1,530)
Contributions from noncontrolling interest in subsidiaries	347	5,943
Proceeds from shareholders for share-based compensation	0	13,917
Excess tax benefits from share-based compensation	463	920
Payments on debt—recourse	(10,625)	(10,625)
Payments on debt—nonrecourse	(125)	(2,055)
Net cash used by financing activities	(37,663)	(22,057)
Net increase (decrease) in cash and cash equivalents	2,252	(21,931)
Cash and cash equivalents, beginning of period	49,273	198,756
Cash and cash equivalents, end of period	$51,525	$176,825
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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain items previously reported have been reclassified to conform to the current period’s presentation.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2011.

(3) Recent Accounting Pronouncements

On January 1, 2012, Federated adopted updated requirements for expanded fair-value disclosures as issued by the Financial Accounting Standards Board (FASB). The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. As the updates affect disclosure only, the adoption of the update did not impact Federated’s Consolidated Financial Statements.

On January 1, 2012, Federated adopted FASB updates to the accounting standard on the presentation of comprehensive income that requires presentation of the components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The updates affect disclosure only and are reflected in Federated’s Consolidated Financial Statements.

On January 1, 2012, Federated adopted a FASB update to the accounting standard on intangibles that amends guidance on testing goodwill for impairment to permit a qualitative assessment prior to performance of the two-step impairment test. If the result of the qualitative assessment reveals that there are no indicators of impairment, a quantitative calculation would not be required. This update did not impact Federated's Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes revenue from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2012	2011
Money market assets	46%	49%
Equity assets	32%	32%
Fixed-income assets	21%	18%

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

Current Regulatory Environment
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring at various times throughout 2011 in connection with the U.S. credit rating downgrade and the ongoing European debt crisis.
The SEC staff is considering additional changes to Rule 2a-7 that could adversely impact the viability of money market funds, including requiring a floating net asset value, imposing capital requirements, and creating redemption restrictions. Federated believes the changes currently under consideration, if enacted, would significantly reduce the utility and attractiveness of money market funds to investors. Thus, rather than enhance the resiliency of money market funds, the contemplated changes would potentially severely harm the utility of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. It has been reported that the SEC may propose amendments to Rule 2a-7 in 2012. It has also been reported that the Financial Stability Oversight Council, which was established by the Dodd-Frank Wall Street Reform and Consumer Protection Act, may take action to regulate the money market fund industry should the SEC decide to take no further action with respect to money market fund regulation.
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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2012	2011
Revenue	$(80.4)	$(63.4)
Distribution expense	(57.5)	(49.5)
Operating income	(22.9)	(13.9)
Noncontrolling interest	(0.6)	(0.8)
Pre-tax impact	$(22.3)	$(13.1)

Fee waivers to maintain positive or zero net yields increased for the first quarter 2012 as compared to the same quarter of 2011 primarily as a result of lower interest rates for certain money market investments as well as increased average managed money market fund assets. In terms of recent trends, the net negative pre-tax impact of these fee waivers on income for the quarter ended March 31, 2012 was less than the impact in the fourth and third quarters of 2011, but was more than the impact in the second and first quarters of 2011. Based on recent Federal Reserve Bank commentary on their outlook for interest rates, management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least until late 2014. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the second quarter 2012 may result in a net negative pre-tax impact on income of approximately $20 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

Approximately 11% and 10% of Federated’s total revenue for the three months ended March 31, 2012 were derived from services provided to two sponsored funds, the Federated Prime Obligations Fund and the Federated Kaufmann Fund, respectively. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(c) Revenue Concentration by Customer

Approximately 11% of Federated’s total revenue for the three months ended March 31, 2012 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation. Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to March 31, 2012 and December 31, 2011.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the funds’ typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. As of March 31, 2012 and December 31, 2011, Federated was the sole or majority investor in certain investment companies and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. At March 31, 2012, the aggregate assets and liabilities of such entities that Federated consolidated were $116.0 million and $1.2 million, respectively, and Federated recorded $0.9 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2011, the aggregate assets and liabilities of such entities that Federated consolidated were $111.1 million and $0.5 million, respectively, and Federated recorded $0.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the consolidated investment companies are primarily classified as Investments—other on Federated’s Consolidated Balance Sheets and are restricted for use by the investment company. The liabilities of the consolidated investment companies are primarily classified as Accounts payable and accrued expenses on Federated’s Consolidated Balance Sheets and primarily represent unsettled trades and operating liabilities of the entities.

Federated’s conclusion to consolidate an investment company may vary from period to period based on changes in its percentage interest in the entity resulting from changes in the number of fund shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. During the three months ended March 31, 2012, Federated did not deconsolidate any mutual funds. During 2011, Federated deconsolidated two mutual funds based on a determination that it no longer was the primary beneficiary of the funds as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $17.7 million in Investments—other and $7.6 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the dates of deconsolidation. There was no impact to the Consolidated Statements of Income in 2011 as a result of deconsolidation.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

At March 31, 2012 and December 31, 2011, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	March 31, 2012			December 31, 2011
(in millions)	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1]	$283,154.5	$—	$205.7	$290,517.7	$—	$221.5
Collateralized debt obligation[2]	$0.1	$12.0	$0	$2.1	$12.0	$0
Equity investment	$4.2	$0.5	$7.1	$4.5	$0.7	$7.1

[1]
The unconsolidated VIE assets for the investment companies represent total net assets under management for the related investment companies. Of Federated’s $205.7 million invested in these entities at March 31, 2012, $46.9 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $158.8 million included in Investments—affiliates and Investments—other on the Consolidated Balance Sheets. Of Federated’s $221.5 million invested in these entities at December 31, 2011, $44.0 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $177.5 million included in Investments—affiliates and Investments—other on the Consolidated Balance Sheets.

[2]	The risk of loss does not include the potential loss associated with related deferred tax assets expiring unutilized.

Investment Companies – Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets. Therefore Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

Collateralized Debt Obligation (CDO) – Federated acted as the investment manager for a CDO that is expected to terminate in the third quarter of 2012. Federated was not the primary beneficiary of the CDO at March 31, 2012 or at December 31, 2011. Upon consideration of the qualitative power and benefits model, Federated determined that as of March 31, 2012 and December 31, 2011, neither its 25% pro-rata equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to the CDO; therefore, Federated has not consolidated this entity.

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in both Dix Hills Partners, LLC, a registered investment adviser and commodity trading adviser, and its affiliate, Dix Hills Associates, LLC (collectively, Dix Hills). Dix Hills is based in Jericho, New York and as of March 31, 2012, managed over $500

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders, Dix Hills meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the activities of Dix Hills and therefore is not the primary beneficiary. Federated has not provided financial support to Dix Hills. Federated’s investment in Dix Hills is included in Other long-term assets on the Consolidated Balance Sheets.

(6) Fair Value Measurements

Fair value is the price that would be received to sell an asset or the price paid to transfer a liability as of the measurement date. A three-tier, fair-value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The three levels are:

Level 1 – Quoted prices for identical instruments in active markets. Level 1 assets may include equity and debt securities that are traded in an active exchange market, including shares of mutual funds.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$51,525	$0	$0	$51,525	$49,273	$0	$0	$49,273
Available-for-sale equity securities[1]	108,811	32,003	0	140,814	128,611	30,928	0	159,539
Trading securities—equity	8,731	22,561	0	31,292	10,805	18,653	0	29,458
Trading securities—debt	237	86,716	0	86,953	216	83,831	0	84,047
Foreign currency forward contract	0	2	0	2	0	55	0	55
Total financial assets	$169,304	$141,282	$0	$310,586	$188,905	$133,467	$0	$322,372
Financial Liabilities
Interest rate swap	$0	$14,538	$0	$14,538	$0	$15,241	$0	$15,241
SunTrust Acquisition future consideration payments liability	0	0	12,404	12,404	0	0	13,404	13,404
Foreign currency forward contract	0	888	0	888	0	245	0	245
Total financial liabilities	$0	$15,426	$12,404	$27,830	$0	$15,486	$13,404	$28,890
 1 Previously reported fair value measurements as of December 31, 2011 have been restated herein to reflect as Level 2 the fair value measurement of an investment in a mutual fund that is not traded in an active exchange market but for which net asset value was used as a practical expedient to estimate fair value. This fair value measurement had previously been listed as Level 1.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Cash and cash equivalents invested in Federated money market funds totaled $49.3 million and $45.8 million at March 31, 2012 and December 31, 2011, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within Level 1 of the valuation hierarchy.

Available-for-sale equity securities
Available-for-sale equity securities include investments in sponsored fluctuating-value mutual funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in mutual funds that are listed on an active exchange, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the net asset value of the underlying funds, and are classified within Level 1 of the valuation hierarchy. For one investment in a mutual fund that is not listed on an active exchange but for which the net asset value is calculated daily and for which there are no redemption restrictions, the security is valued using net asset value as a practical expedient and is classified as Level 2. There is no modeling or additional information needed to arrive at the fair values of any of these investments.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Trading securities—equity
These trading securities primarily represent the equity securities held by consolidated investment funds and are included in Investments—other on the Consolidated Balance Sheets. For the publicly traded equity securities available in an active exchange market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets may be determined by third-party pricing services when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. The determination to use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2011 and March 31, 2012, approximately $2.7 million of investments transferred from Level 1 to Level 2 as a result of a determination by management to use adjusted quoted market prices because there had been a significant trend to do so in the U.S. equity markets or in index futures trading after the foreign markets closed at the end of the first quarter 2012, as compared to using unadjusted quoted market prices to determine fair values of these equity securities at the end of 2011. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At March 31, 2012 and December 31, 2011, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using net asset value as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating a feeder fund as of March 31, 2012 and December 31, 2011. The offshore master investment fund, which is not publicly traded in an active exchange market, makes investments in global project and trade finance transactions. The $18.0 million and $17.9 million fair value at March 31, 2012 and December 31, 2011, respectively, of the feeder fund's investment in the master fund was determined using the net asset value of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at March 31, 2012 and December 31, 2011. Certain near-term, lock-up restrictions surrounding the holding period of the feeder fund's investment in the master fund existed at March 31, 2012 and December 31, 2011, but did not materially impact the measurement of fair value.

Trading securities—debt
These trading securities primarily represent high-quality short-term debt securities held by a consolidated, non-U.S. dollar-denominated money market fund ($80.0 million and $77.1 million at March 31, 2012 and December 31, 2011, respectively). Such assets had a maximum weighted-average maturity of 15 days at March 31, 2012 and December 31, 2011 and were valued based on amortized cost, which approximates fair value given the high-quality, short-term nature of these securities. The remaining amount of trading debt securities primarily represents U.S. and foreign investment-grade bonds held by consolidated sponsored investment funds. The fair value of these securities may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. The entire amount of these securities is included in Investments—other on the Consolidated Balance Sheets.
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Receivables or Other current liabilities on the Consolidated Balance Sheets. These contracts are entered into by Federated to hedge foreign exchange risk related to investments denominated in foreign currencies. Additionally, certain consolidated sponsored investment funds may hold foreign currency forward contracts as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets.
Interest rate swap
The fair value of Federated's interest rate swap is included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (9) for more information regarding the swap.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

SunTrust Acquisition future consideration payments liability
In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). In connection with this acquisition, Federated recognized a liability to record the estimated fair value of future consideration payments. As of March 31, 2012, this liability is recorded at fair value on a recurring basis in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments related to the SunTrust Acquisition based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). Significant inputs involving unobservable market data included (1) an estimated rate of change for underlying assets under management based on estimated net sales ranging from 0% - 3% per year; (2) an estimate ranging from 0% - 0.02% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions; and (3) a 16% discount rate based on the current estimated market rate of return. Assuming no other changes in model inputs, the fair value of the future consideration payments liability will increase, resulting in additional Intangible asset related expense in the period of change if: (1) the underlying assets under management grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount, or (3) the discount rate decreases. Conversely, the fair value of the future consideration payments liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending fair value measurements from the period December 31 to March 31 for each year presented of Federated’s liability for future consideration payments related to the SunTrust Acquisition:

(in thousands)	2012	2011
Beginning balance	$13,404	$20,058
Adjustment to reflect final valuation[1]	0	(2,600)
Changes in fair value[2]	(1,000)	900
Ending balance	$12,404	$18,358

[1]	As a result of finalizing the valuation relating to the SunTrust Acquisition in the first quarter 2011, this adjustment was required in order to revise the preliminary estimate of fair value.

[2]	Amounts included as an increase (decrease) to Intangible asset related expense on the Consolidated Statements of Income.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2012.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated’s recourse debt is estimated by management based upon expected future cash flows utilizing a discounted cash flow methodology under the income approach. The fair value of the liability is estimated using observable market data (Level 2) in estimating inputs including the discount rate. Based on this fair value estimate, the carrying value of recourse debt appearing on the Consolidated Balance Sheets approximates fair value.

(7) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 included available-for-sale and trading securities. At March 31, 2012 and December 31, 2011, Federated held investments totaling $140.8 million and $159.5 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets. Federated’s trading securities totaled $118.2 million and $113.5 million at March 31, 2012 and December 31, 2011, respectively, and were included in Investments—other on the Consolidated Balance Sheets. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Federated’s controlling financial interest in the products (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Federated’s Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 as trading securities.

Federated’s trading securities as of March 31, 2012 were primarily comprised of high quality short-term debt securities held by a consolidated, non-US dollar-denominated sponsored money market fund ($80.0 million), as well as shares of an offshore master fund invested in global project and trade finance transactions ($18.0 million) and stocks of large-cap U.S. and international companies ($12.5 million) held by various other consolidated investment companies.

Available-for-sale securities were as follows:

	March 31, 2012				December 31, 2011
		Gross Unrealized		Estimated Market		Gross Unrealized		Estimated Market
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$41,312	$6,613	$0	$47,925	$43,217	$2,037	$(925)	$44,329
Fixed-income mutual funds	91,992	979	(82)	92,889	115,699	461	(950)	115,210
Total fluctuating-value mutual funds	$133,304	$7,592	$(82)	$140,814	$158,916	$2,498	$(1,875)	$159,539

The decrease in available-for-sale securities at March 31, 2012 as compared to December 31, 2011, was primarily due to $35.0 million in redemptions of fixed-income and equity mutual funds during the first three months of 2012 partially offset by purchases of $8.0 million of fixed-income mutual funds in the first quarter 2012.

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Unrealized gain
Trading securities	$1,259	$311
Derivatives[1]	75	16
Realized gains[2]
Available-for-sale securities	503	2,086
Trading securities	354	397
Derivatives[1]	226	232
Realized losses[2]
Trading securities	(200)	(196)
Derivatives[1]	(167)	(70)
Gain on securities, net[3]	$2,050	$2,776

[1]	These items relate to the settlement of economic derivatives held by certain consolidated sponsored products.

[2]	Realized gains and losses are computed on a specific-identification basis.
3  Amounts related to consolidated investment companies totaled $1.4 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

(8) Other Current Liabilities

Federated's Other current liabilities at March 31, 2012 included an accrual of $14.5 million related to an interest rate swap (see Note (9) for additional information), $7.6 million related to the current portion of its federal income tax liability and $3.8 million for the short-term portion of the SunTrust Acquisition future consideration payments

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

liability (see Note (13)(a) for additional information). Also included in Other current liabilities at March 31, 2012 was $10.0 million related to insurance proceeds for claims submitted to cover costs associated with various legal proceedings. Federated is involved in legal proceedings with certain insurance carriers to, among other things, retain these insurance reimbursements. In the event that Federated does not prevail, it will be required to repay all or a portion of these advance payments. Because the outcome of this claim is uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities at December 31, 2011 included an accrual of $15.2 million related to the aforementioned interest rate swap, $5.9 million contingent purchase price payment accrual related to the Clover Capital Acquisition and $4.0 million for the short-term portion of the SunTrust Acquisition future consideration payments liability (see Note (13)(a) for additional information on these contingent payments). Also included in Other current liabilities at December 31, 2011 was $10.0 million related to the aforementioned insurance proceeds.

(9) Recourse Debt and Interest Rate Swap

Recourse debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	March 31, 2012	December 31, 2011
Term Loan[2]	3.646%	$350,625	$361,250
Less: Short-term debt—recourse		42,500	42,500
Long-term debt—recourse		$308,125	$318,750

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with an interest rate swap, which expires on April 1, 2015.

[2]	The term loan borrowings under the Credit Agreement expire on June 10, 2016.

In the second quarter 2011, Federated entered into an Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries, PNC Bank, National Association as administrative agent, a syndicate of 19 banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Credit Agreement). The Credit Agreement amended and restated Federated’s prior $425 million term loan facility dated April 9, 2010. The borrowings of $382.5 million under the Credit Agreement represented the remaining principal balance from the prior $425 million term loan. The Credit Agreement expires on June 10, 2016 and requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration.

The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the prior $425 million term loan remains in effect. Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements will be recorded as adjustments to Debt expense—recourse on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at March 31, 2012 was a liability of $14.5 million which was recorded in Other current liabilities on the Consolidated Balance Sheet. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheet at March 31, 2012. During the next twelve months management expects to charge $6.7 million of this loss to Debt expense—recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to March 31, 2012 and will not affect the amount of interest expense recognized in total on the Credit Agreement for any period presented. During the three-month periods ended March 31, 2012 and 2011, $1.9 million and $2.1 million, respectively, were charged to Debt expense—recourse on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The Credit Agreement also contains a $200 million revolving credit facility. As of March 31, 2012, the entire $200 million revolving credit facility was available for borrowings.

(10) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2012, Federated awarded 480,773 shares of restricted Federated Class B common stock, all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 1,011,876 shares of restricted Federated Class B common stock under its Stock Incentive Plan to certain key employees during 2011.

(b) Stock Options

During the first three months of 2012, there were no employee stock options exercised. Options exercised during 2011 totaled 603,418.

(11) Equity

During 2008, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back as many as 5 million shares of Class B common stock. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities.

During the first three months of 2012, Federated repurchased 50,000 shares of common stock for $1.1 million, which were repurchased in the open market. At March 31, 2012, 2.1 million shares remain available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(12) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$42,325	$33,231
Less: Total income available to participating unvested restricted shareholders[1]	(1,540)	(1,122)
Total net income attributable to Federated Common Stock[2]	$40,785	$32,109
Denominator
Basic weighted-average common shares outstanding	100,112	100,586
Dilutive potential shares from stock options	0	81
Diluted weighted-average common shares outstanding	100,112	100,667
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.41	$0.32

[1]
Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of forfeited dividends, and their proportionate share of undistributed earnings, if any.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the three-month periods ended March 31, 2012 and 2011, 0.3 million and 1.9 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(13) Commitments and Contingencies

(a) Contractual

As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The first contingent purchase price payment of $5.0 million was paid in the fourth quarter of 2011. At March 31, 2012, management estimated remaining contingent payments could total $17 million over the four years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of March 31, 2012, a liability of $12.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) (see Note (6)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The applicable growth targets were not met for the third anniversary year and as such, no amount was accrued or paid related to the third anniversary year. The remaining contingent purchase price payments could total as much as $49 million. As of March 31, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the fourth quarter 2008, Federated acquired certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to the first and second anniversary years. In the first quarter 2012, $5.9 million was paid with regard to the third anniversary year ended in December 2011. As of March 31, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments. The first form of contingent payment is based on Federated InterContinental Fund asset growth and performance through 2012. This form of payment was payable in 2010, will be payable again in 2012 and could aggregate to as much as $20 million. In the fourth quarter of 2010, $1.1 million was paid with respect to this first form of contingent payment and was recorded as goodwill. As of March 31, 2012, no amounts were accrued related to the potential payment in 2012. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date and is based on certain revenue earned by Federated from the Federated InterContinental Fund as well as fund performance. As of March 31, 2012, $4.1 million was paid in semi-annual contingent purchase price payments and, related to future semi-annual contingent purchase price payments, $0.7 million was accrued in Other current liabilities (of which $0.5 million was paid in April 2012) and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2012, the maximum bonus payable over the remaining terms of the contracts approximates $56 million, none of which would be payable in the remainder of 2012. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at March 31, 2012, $0.7 million would be paid in 2013 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial position or results of operations.

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2012, Federated does not believe that a material loss related to these claims is reasonably possible.

(14) Subsequent Events

On April 26, 2012, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 8, 2012 to be paid on May 15, 2012.

Part I, Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $363.6 billion in managed assets as of March 31, 2012. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in three markets. These markets and the relative percentage of managed assets at March 31, 2012 attributable to such markets are as follows: wealth management and trust (50%), broker/dealer (30%) and global institutional (18%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average assets under management across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and comprise the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.

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

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated's performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain assets under management and, in light of the continuing adverse market conditions, are also dependent upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers in order for certain money market funds to maintain positive or zero net yields. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are assets under management, total revenue and net income, both in total and per diluted share.

Business Developments

Money Market Fund Matters
For the three months ended March 31, 2012, approximately 46% of Federated’s total revenue was attributable to money market assets as compared to 49% for the same period of 2011. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

(a) Current Regulatory Environment
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring at various times throughout 2011 in connection with the U.S. credit rating downgrade and the ongoing European debt crisis.
The SEC staff is considering additional changes to Rule 2a-7 that could adversely impact the viability of money market funds, including requiring a floating net asset value, imposing capital requirements, and creating redemption restrictions. Federated believes the changes currently under consideration, if enacted, would significantly reduce the utility and attractiveness of money market funds to investors. Thus, rather than enhance the resiliency of money market funds, the contemplated changes would potentially severely harm the utility of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. It has been reported that the SEC may propose amendments to Rule 2a-7 in 2012. It has also been reported that the Financial Stability Oversight Council (FSOC), which was established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), may take action to regulate the money market fund industry should the SEC decide to take no further action with respect to money market fund regulation.
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

(b) Historically Low Short-Term Interest Rates
Throughout 2011 and the first quarter 2012, the Federal Reserve left the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. These fee waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's ability to share the impact of the waivers with third-party intermediaries. The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2012	2011	2011	2011	2011
Investment advisory fees	$(52.9)	$(58.8)	$(57.2)	$(49.6)	$(36.0)
Other service fees	$(27.5)	$(30.2)	$(31.7)	$(29.8)	$(27.4)
Total Revenue	$(80.4)	$(89.0)	$(88.9)	$(79.4)	$(63.4)
Distribution expense	$(57.5)	$(61.9)	$(63.2)	$(57.8)	$(49.5)
Operating income	$(22.9)	$(27.1)	$(25.7)	$(21.6)	$(13.9)
Noncontrolling interest	$(0.6)	$(1.0)	$(2.5)	$(2.2)	$(0.8)
Pre-tax impact	$(22.3)	$(26.1)	$(23.2)	$(19.4)	$(13.1)

Fee waivers to maintain positive or zero net yields increased for the first quarter 2012 as compared to the same quarter of 2011 primarily as a result of lower interest rates for certain money market investments as well as increased average managed money market fund assets. In terms of recent trends, the net negative pre-tax impact of these fee waivers on income for the quarter ended March 31, 2012 was less than the impact in the fourth and third quarters of 2011, but was more than the impact in the second and first quarters of 2011. Based on recent Federal Reserve Bank commentary on their outlook for interest rates, management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least until late 2014. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the second quarter 2012 may result in a net negative pre-tax impact on income of approximately $20 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Amended and Restated Credit Agreement

In the second quarter 2011, Federated entered into an Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries, PNC Bank, National Association as administrative agent, a syndicate of 19

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

banks led by PNC Capital Markets LLC as sole bookrunner and joint lead arranger and Citigroup Global Markets, Inc. as joint lead arranger (Credit Agreement). The Credit Agreement amended and restated Federated’s prior $425 million term loan facility dated April 9, 2010. The borrowings of $382.5 million under the Credit Agreement represented the remaining principal balance from the prior $425 million term loan. The Credit Agreement expires on June 10, 2016 and requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration. The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the prior $425 million term loan remains in effect.

Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. See Note (9) to the Consolidated Financial Statements for additional information regarding the Credit Agreement and Swap.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2012	2011
By Asset Class
Money market	$274,704	$271,141	1%
Fixed-income	46,221	41,756	11%
Equity	34,117	31,641	8%
Liquidation portfolios[1]	8,583	10,384	(17)%
Total managed assets	$363,625	$354,922	2%
By Product Type
Funds:
Money market	$245,232	$238,990	3%
Fixed-income	38,526	32,689	18%
Equity	23,612	22,848	3%
Total mutual fund assets	$307,370	$294,527	4%
Separate Accounts:
Money market	$29,472	$32,151	(8)%
Fixed-income	7,695	9,067	(15)%
Equity	10,505	8,793	19%
Total separate account assets	$47,672	$50,011	(5)%
Liquidation Portfolios[1]	$8,583	$10,384	(17)%
Total managed assets	$363,625	$354,922	2%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2012	2011
By Asset Class
Money market	$282,801	$273,542	3%
Fixed-income	45,792	41,187	11%
Equity	32,827	31,056	6%
Liquidation portfolios[1]	8,703	10,534	(17)%
Total average managed assets	$370,123	$356,319	4%
By Product Type
Funds:
Money market	$251,825	$240,375	5%
Fixed-income	38,128	32,265	18%
Equity	23,075	22,599	2%
Total average mutual fund assets	$313,028	$295,239	6%
Separate Accounts:
Money market	$30,976	$33,167	(7)%
Fixed-income	7,664	8,922	(14)%
Equity	9,752	8,457	15%
Total average separate account assets	$48,392	$50,546	(4)%
Liquidation Portfolios[1]	$8,703	$10,534	(17)%
Total average managed assets	$370,123	$356,319	4%

[1]
Liquidation portfolios include portfolios of distressed fixed-income securities. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Assets

	Three Months Ended
	March 31,
(in millions)	2012	2011
Fixed-Income Funds
Beginning assets	$37,241	$31,933
Sales	4,822	4,910
Redemptions	(3,987)	(4,381)
Net sales	835	529
Net exchanges	(59)	(12)
Market gains and losses/reinvestments[1]	509	239
Ending assets	$38,526	$32,689
Equity Funds
Beginning assets	$21,930	$22,626
Sales	1,823	1,558
Redemptions	(2,187)	(2,023)
Net redemptions	(364)	(465)
Net exchanges	(12)	1
Market gains and losses/reinvestments[1]	2,058	686
Ending assets	$23,612	$22,848

[1]
Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended
	March 31,
(in millions)	2012	2011
Fixed-Income Separate Accounts
Beginning assets	$7,573	$8,772
Sales[2]	220	551
Redemptions[2]	(280)	(374)
Net (redemptions) sales[2]	(60)	177
Market gains and losses/reinvestments[3]	182	118
Ending assets	$7,695	$9,067
Equity Separate Accounts
Beginning assets	$8,957	$8,176
Sales[2]	1,461	692
Redemptions[2]	(486)	(606)
Net sales[2]	975	86
Net exchanges	0	13
Market gains and losses/reinvestments[3]	573	518
Ending assets	$10,505	$8,793
Liquidation Portfolios
Beginning assets	$8,856	$10,708
Sales[2]	0	2
Redemptions[2]	(273)	(325)
Net redemptions[2]	(273)	(323)
Market gains and losses/reinvestments[3]	0	(1)
Ending assets	$8,583	$10,384

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

Changes in Federated’s average asset mix period-over-period across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar. Equity products generally have a higher management-fee rate than fixed-income products, money market products and liquidation portfolios. Likewise, mutual fund products typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
By Asset Class
Money market assets	77%	77%	46%	49%
Fixed-income assets	12%	11%	21%	18%
Equity assets	9%	9%	32%	32%
Liquidation portfolios	2%	3%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Funds:
Money market assets	68%	68%	45%	48%
Fixed-income assets	10%	9%	20%	17%
Equity assets	6%	7%	27%	28%
Separate Accounts:
Money market assets	9%	9%	1%	1%
Fixed-income assets	2%	2%	1%	1%
Equity assets	3%	2%	5%	4%
Liquidation Portfolios	2%	3%	0%	0%
Other activities	--	--	1%	1%

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

March 31, 2012 period-end managed assets increased 2% over period-end managed assets at March 31, 2011 due primarily to increases in period-end fixed-income assets, money market and equity assets. Average managed assets for the three-month period ended March 31, 2012 increased 4% over average managed assets for the same period in 2011 primarily as a result of increases in average money market and fixed-income assets. Period-end money market assets at March 31, 2012 increased 1% as compared to March 31, 2011. Average money market assets increased 3% for the three-month period ended March 31, 2012 as compared to the same period in 2011.

Period-end fixed-income assets at March 31, 2012 increased 11% as compared to March 31, 2011 and average fixed-income assets for the three-month period ended March 31, 2012 increased 11% as compared to the same period in 2011 primarily due to positive net sales and, to a lesser extent, market appreciation. Period-end equity assets at March 31, 2012 increased 8% as compared to March 31, 2011. Average equity assets for the three-month period ended March 31, 2012 increased 6% as compared to the same period in 2011 primarily due to positive net sales and, to a lesser extent, market appreciation. As expected, liquidation portfolios at March 31, 2012 decreased

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

17% as compared to March 31, 2011 and average assets in liquidation portfolios decreased 17% for the three-month period ended March 31, 2012 as compared to the same period in 2011 due to the gradual liquidation of the portfolio.

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2012	2011	Change	Percent Change
Revenue from managed assets	$228.4	$236.9	$(8.5)	(4)%
Revenue from sources other than managed assets	1.9	2.0	(0.1)	(5)%
Total revenue	$230.3	$238.9	$(8.6)	(4)%

Revenue from managed assets decreased $8.5 million for the three-month period ended March 31, 2012 as compared to the same period in 2011 primarily due to an increase of $17.0 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and a decrease of $2.5 million due to a change in the mix of average equity assets. The decrease in revenue was partially offset by an increase of $4.5 million resulting from higher average money market assets, an increase of $4.5 million due to higher average fixed-income assets, and an increase of $2.7 million due to the impact of leap year in 2012 compared to 2011.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decrease in expense and net income attributable to noncontrolling interests, the net pre-tax impact on income and a discussion of management’s expectation regarding the pre-tax impact of fee waivers on income for the second quarter of 2012.

For the three-month period ended March 31, 2012, Federated’s ratio of revenue from managed assets to average managed assets was 0.25% as compared to 0.27% for the same period of 2011. The decrease in the rate was primarily due to the significant increase in voluntary fee waivers to maintain positive or zero net yields for the three-month period ended March 31, 2012 as compared to the same period of 2011.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2012	2011	Change	Percent Change
Distribution	$61.7	$64.7	$(3.0)	(5)%
Professional service fees	10.3	26.2	(15.9)	(61)%
Intangible asset related	0	3.8	(3.8)	(100)%
All other	87.9	87.7	0.2	0%
Total operating expenses	$159.9	$182.4	$(22.5)	(12)%

Total operating expenses for the three-month period ended March 31, 2012 decreased $22.5 million compared to the same period in 2011. Distribution expense decreased $3.0 million in the first quarter 2012 as compared to the same period in 2011 due to higher fee waivers associated with maintaining positive or zero net yields in certain money market funds which caused distribution expenses to decline by $8.0 million, partially offset by a $2.9 million and a $1.7 million increase related to higher average money market assets and higher average fixed-income assets, respectively, in the first three months of 2012 as compared to the same period in 2011. Professional service fees

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

decreased $15.9 million primarily due to expenses related to non-recurring legal proceedings in the first quarter 2011. Intangible asset related expense decreased $3.8 million in the first three months of 2012 as compared to the same period in 2011 due primarily to a $1.9 million decrease related to changes in fair value of the SunTrust Acquisition future consideration payments liability and a $1.6 million decrease due to certain intangible assets becoming fully amortized in 2011. See Note (6)(a) to the Consolidated Financial Statements for a discussion regarding the SunTrust Acquisition future consideration payments liability.

Income Taxes. The income tax provision increased $4.9 million for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to higher income before income taxes. The effective tax rate was 36.5% for the three-month period ended March 31, 2012 as compared to 37.0% for the same period in 2011.

Net Income attributable to Federated Investors, Inc. Net income increased $9.1 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended March 31, 2012 increased $0.09 as compared to the same period of 2011 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2012, liquid assets, consisting of cash and cash equivalents, investments and receivables, totaled $351.1 million as compared to $343.8 million at December 31, 2011. The increase of $7.3 million primarily reflects an increase of $4.7 million in Investments—other due primarily to foreign currency gains and an increase of $2.3 million in Cash and cash equivalents which is described further in the discussion below.

At March 31, 2012, Federated's liquid assets included investments in Federated-sponsored money market funds and certain fluctuating-value mutual funds that have direct and indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to recent events in certain euro-zone countries. Federated's experienced portfolio managers and analysts work to evaluate credit risk through diligent quantitative and fundamental analysis. Further, for cash invested in money market funds (approximately $122.6 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's stringent credit analysis process and comply with the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $30.3 million for the three months ended March 31, 2012 as compared to $46.5 million for the same period in 2011. The decrease of $16.2 million was primarily due to the receipt of $10.0 million of insurance proceeds in the first quarter 2011 for claims submitted to cover costs associated with certain legal proceedings and a decrease in cash received from customers in the first quarter 2012 as compared to the first quarter 2011 due to the $8.5 million decrease in revenue from managed assets previously discussed.

Cash Provided by Investing Activities. During the three-month period ended March 31, 2012, cash provided by investing activities was $9.7 million and was primarily related to $17.9 million in redemptions of securities available for sale, partially offset by $5.9 million in cash payments in connection with a prior-year acquisition.

Cash Used by Financing Activities. During the three-month period ended March 31, 2012, cash used by financing activities was $37.7 million. During the first three months of 2012, Federated paid $24.9 million or $0.24 per share in dividends to holders of its common shares and repaid $10.6 million in connection with its long-term debt obligations (see Business Developments – Amended and Restated Credit Agreement for additional information).

Borrowings. In 2008, Federated entered into a $140 million term loan. In the second quarter 2010, Federated amended and restated the $140 million term loan with its $425 million term loan. In the second quarter 2011, Federated amended and restated the $425 million term loan. See Business Developments – Amended and Restated Credit Agreement for additional information. During each of the three months ended March 31, 2012 and 2011,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Federated made principal payments of $10.6 million on these loans.

The Credit Agreement also contains a $200 million revolving credit facility. As of March 31, 2012, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. An interest coverage ratio of at least 4 to 1 is required and as of March 31, 2012, the interest coverage ratio was 21.22 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of March 31, 2012, the leverage ratio was 1.14 to 1. Federated was in compliance with its interest coverage and leverage ratios at and during the three months ended March 31, 2012. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On April 26, 2012, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 8, 2012 to be paid on May 15, 2012.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its remaining borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the remainder of 2012, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $540 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of March 31, 2012.

Accounts payable and accrued expenses at March 31, 2012 increased $11.4 million from December 31, 2011 primarily due to a purchase of securities into a sponsored mutual fund that had not settled as of March 31, 2012 ($8.0 million).

Accrued compensation and benefits at March 31, 2012 decreased $35.9 million from December 31, 2011 primarily due to the annual 2011 accrued incentive compensation being paid in the first quarter 2012 ($50.2 million), partially offset by the accrual of 2012 incentive compensation earned in the first quarter of 2012 ($19.4 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Long-term deferred tax liability, net at March 31, 2012 increased $13.6 million from December 31, 2011 primarily as a result of $5.7 million related to tax amortization in excess of book amortization of intangible assets and $3.2 million related to unrealized gains on available-for-sale securities.

As of March 31, 2012, Federated’s market capitalization exceeded the recorded goodwill balance by more than 250%.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition-related and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The first contingent purchase price payment of $5.0 million was paid in the fourth quarter of 2011. At March 31, 2012, management estimated remaining contingent payments could total $17 million over the four years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of March 31, 2012, a liability of $12.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) (see Note (6)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The applicable growth targets were not met for the third anniversary year and as such, no amount was accrued or paid related to the third anniversary year. The remaining contingent purchase price payments could total as much as $49 million. As of March 31, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were accrued or paid related to the first and second anniversary years. In the first quarter 2012, $5.9 million was paid with regard to the third anniversary year ended in December 2011. As of March 31, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments. The first form of contingent payment is based on Federated InterContinental

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Fund asset growth and performance through 2012. This form of payment was payable in 2010, will be payable again in 2012 and could aggregate to as much as $20 million. In the fourth quarter of 2010, $1.1 million was paid with respect to this first form of contingent payment and was recorded as goodwill. As of March 31, 2012, no amounts were accrued related to the potential payment in 2012. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date and is based on certain revenue earned by Federated from the Federated InterContinental Fund as well as fund performance. As of March 31, 2012, $4.1 million was paid in semi-annual contingent purchase price payments and, related to future semi-annual contingent purchase price payments, $0.7 million was accrued in Other current liabilities (of which $0.5 million was paid in April 2012) and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2012, the maximum bonus payable over the remaining terms of the contracts approximates $56 million, none of which would be payable in the remainder of 2012. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at March 31, 2012, $0.7 million would be paid in 2013 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2012, Federated does not believe that a material loss related to these claims is reasonably possible.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011, management believes that its policies regarding accounting for intangible assets, the acquisition-related future consideration liability and income taxes involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of these policies.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the three months ended March 31, 2012, approximately 46% of Federated’s total revenue was attributable to money market assets as compared to 49% for the same period of 2011. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. On January 25, 2012, the Federal Reserve announced that they would keep the target range between 0% and 0.25% and that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least until late 2014. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which has and could continue to cause material adverse effects on Federated’s results of operations. Federated, however, is not obligated to make such fee waivers or to assume any such fund expenses.

Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including a discussion of management’s expectation regarding the pre-tax impact of fee waivers on income for the second quarter of 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Potential Adverse Effects of Rising Interest Rates. Despite the expectation that increases in short-term interest rates above the historically low rates of 0% - 0.25% will reduce the impact of fee waivers to maintain positive or zero net yields, increases in interest rates could also have an adverse effect on Federated’s revenue from money market and other fixed-income products. In a rising short-term interest rate environment, certain investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the market value of securities held in various investment portfolios and other products. Management can not estimate the extent of any impact of rising interest rates may have on Federated's revenue, but such an impact could be material.

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns (domestic or international), including disruptions in securities and credit markets, may

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

adversely affect the profitability and performance of, demand for and investor confidence in Federated’s investment products and services. In addition, Federated's products may be adversely affected by potential deterioration in sovereign or currency market conditions. The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. In the event of extreme circumstances, including economic, political, or business crises, Federated’s products may suffer significant net redemptions in assets under management causing severe liquidity issues in its short-term sponsored investment products and declines in the value of and returns on assets under management, all of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

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

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Act was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it may be possible that Federated and/or any one or more of its mutual funds could be subject to designation by a newly created FSOC for additional regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated's products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.

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
In January 2010, the SEC adopted extensive amendments to Rule 2a-7 aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

effective in meeting heightened requests for redemptions occurring at various times throughout 2011 in connection with the U.S. credit rating downgrade and the ongoing European debt crisis.
The SEC staff is considering additional changes to Rule 2a-7 that could adversely impact the viability of money market funds, including requiring a floating net asset value, imposing capital requirements, and creating redemption restrictions. Federated believes the changes currently under consideration, if enacted, would significantly reduce the utility and attractiveness of money market funds to investors. Thus, rather than enhance the resiliency of money market funds, the contemplated changes would potentially severely harm the utility of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. It has been reported that the SEC may propose amendments to Rule 2a-7 during 2012. It has also been reported that the FSOC may take action to regulate the money market fund industry should the SEC decide to take no further action with respect to money market fund regulation.
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
In addition, during the past few years regulators such as the SEC, FINRA and the NYSE have adopted regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Recent rule amendments adopted by the Commodity Futures Trading Commission in the first quarter 2012 may also increase Federated's operating expenses and affected the conduct of its business. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 46% of Federated’s total revenue for the first three months of 2012 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Approximately 11% of Federated’s total revenue for the three months ended March 31, 2012 was derived from

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

services provided to one intermediary customer, the Bank of New York Mellon Corporation. If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products and liquidation portfolios. Likewise, mutual fund products generally have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the market value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, approximately 11% and 10% of Federated’s total revenue were derived from services provided to two sponsored funds, the Federated Prime Obligations Fund and the Federated Kaufmann Fund, respectively, for the three months ended March 31, 2012. A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related reductions to distribution expenses associated with these funds.

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

No Assurance of Successful Future Acquisitions. Federated’s business strategy contemplates the acquisition of other investment management companies as well as investment assets, both domestically and internationally. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or successfully integrate acquired companies into Federated, or that any such acquisitions, if

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

consummated, will prove to be advantageous to Federated.

Impairment Risk. At March 31, 2012, Federated had intangible assets including goodwill totaling $720.3 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. Federated may not realize the value of these intangible assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Adverse Effects of Rising Costs of Risk Management. As a result of a heightened regulatory environment, expenditures for risk management personnel, risk management systems and related professional and consulting fees are significant and management anticipates that such costs may continue to increase. Insurance coverage for significant risks may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose Federated to additional cost through the assumption of higher deductibles, and co-insurance liability and/or lower coverage levels. Higher insurance costs, incurred deductibles and lower coverage levels may reduce Federated’s operating and net income.

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

Capital Losses on Investments. Federated has and may continue to realize capital losses upon disposition of its investments. To the extent that these losses are not offset by capital gains in the year realized, there are specific rules in each tax jurisdiction (federal and state) that dictate the other tax years, if any, in which these losses may be used to offset net capital gains. The inability to utilize within the prescribed timeframe the capital loss deferred tax assets (net of any valuation allowance) resulting from existing or future capital losses may increase Federated's federal and/or state income tax expense and, as a result, reduce net income.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Unaudited)

There have not been any material changes to Federated’s exposures to market risk during the three months ended March 31, 2012 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011.

Part I, Item 4. Controls and Procedures
(Unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2012.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(Unaudited)

Item 1A. Risk Factors

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	0	$0.00	0	2,159,834
February	0	0.00	0	2,159,834
March	50,000	21.29	50,000	2,109,834
Total	50,000	$21.29	50,000	2,109,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date.

Part II. Other Information
(Unaudited)

Item 5. Other Information

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of Federated Investors, Inc. (Federated) held on Thursday, April 26, 2012 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved two proposals, both of which are described in more detail in Federated's Information Statement to shareholders dated March 12, 2012 (Information Statement).

Proposal I

The holder of Federated's Class A Common Stock elected six individuals to the Board of Directors as set forth below:

Director	Shares Voted For	Shares Withheld
John F. Donahue	9,000	—
J. Christopher Donahue	9,000	—
Michael J. Farrell	9,000	—
David M. Kelly	9,000	—
John W. McGonigle	9,000	—
Edward G. O'Connor	9,000	—

Proposal II

Approval of the Annual Incentive Plan is necessary to preserve Federated's federal income tax deduction for incentive compensation paid to its executive officers based on the attainment of established performance goals. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the description contained in Federated's Information Statement. The Annual Incentive Plan, is attached hereto as Exhibit 10.1 and incorporated by reference herein.

The holder of Federated's Class A Common Stock approved Federated's Annual Incentive Plan as set forth below:

Shares Voted For	Shares Voted Against	Shares Abstained
9,000	—	—

Part II. Other Information
(Unaudited)

Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Annual Incentive Plan (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are furnished herewith:
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	April 27, 2012	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 27, 2012	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer