Form 10-Q
period 2012-06-30
FEDERATED INVESTORS INC /PA/
filed 2012-07-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 24, 2012, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,111,920 shares of Class B Common Stock.

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

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$85,247	$49,273
Investments—affiliates	124,881	159,539
Investments—other	117,001	113,505
Receivables, net of reserve of $48 and $121, respectively	24,552	21,526
Prepaid expenses	17,329	17,420
Other current assets	8,138	5,248
Total current assets	377,148	366,511
Long-Term Assets
Goodwill	643,056	642,329
Renewable investment advisory rights	66,100	64,600
Other intangible assets, net of accumulated amortization of $46,964 and $56,537, respectively	12,154	13,997
Property and equipment, net of accumulated depreciation of $49,203 and $47,249, respectively	38,140	38,228
Other long-term assets	26,013	25,191
Total long-term assets	785,463	784,345
Total assets	$1,162,611	$1,150,856
LIABILITIES
Current Liabilities
Short-term debt	$42,500	$42,500
Accounts payable and accrued expenses	42,882	41,691
Accrued compensation and benefits	39,473	59,971
Other current liabilities	37,847	43,194
Total current liabilities	162,702	187,356
Long-Term Liabilities
Long-term debt	297,500	318,750
Long-term deferred tax liability, net	88,697	73,246
Other long-term liabilities	25,293	28,321
Total long-term liabilities	411,490	420,317
Total liabilities	574,192	607,673
Commitments and contingencies (Note (13))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	1,885	506
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	263,437	252,950
Additional paid-in capital from treasury stock transactions	7	0
Retained earnings	1,095,094	1,069,913
Treasury stock, at cost, 25,393,536 and 25,762,366 shares Class B common stock, respectively	(767,085)	(772,481)
Accumulated other comprehensive loss, net of tax	(6,216)	(8,612)
Total Federated Investors, Inc. shareholders’ equity	585,426	541,959
Nonredeemable noncontrolling interest in subsidiary	1,108	718
Total permanent equity	586,534	542,677
Total liabilities, temporary equity and permanent equity	$1,162,611	$1,150,856
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Investment advisory fees, net—affiliates	$137,634	$132,894	$271,152	$277,245
Investment advisory fees, net—other	16,733	16,233	32,562	31,472
Administrative service fees, net—affiliates	54,986	54,550	112,278	108,598
Other service fees, net—affiliates	18,981	18,301	38,624	39,734
Other service fees, net—other	3,026	3,164	6,039	6,394
Other, net	772	635	1,758	1,217
Total revenue	232,132	225,777	462,413	464,660
Operating Expenses
Compensation and related	65,215	62,493	129,280	126,889
Distribution	62,328	57,798	124,021	122,490
Professional service fees	9,932	8,548	20,240	34,734
Systems and communications	6,773	5,727	13,084	11,306
Office and occupancy	6,119	6,032	12,371	12,233
Advertising and promotional	3,316	2,841	6,244	6,003
Travel and related	3,336	3,253	6,087	5,692
Intangible asset related	822	1,629	843	5,408
Other	5,271	5,373	10,876	11,322
Total operating expenses	163,112	153,694	323,046	336,077
Operating income	69,020	72,083	139,367	128,583
Nonoperating Income (Expenses)
Investment income, net	1,520	1,147	2,816	2,184
Gain on securities, net	752	31	2,802	2,807
Debt expense	(3,690)	(4,577)	(7,401)	(9,215)
Other, net	(128)	(85)	(166)	(109)
Total nonoperating expenses, net	(1,546)	(3,484)	(1,949)	(4,333)
Income before income taxes	67,474	68,599	137,418	124,250
Income tax provision	24,401	25,714	49,938	46,312
Net income including noncontrolling interest in subsidiaries	$43,073	$42,885	$87,480	$77,938
Less: Net income attributable to the noncontrolling interest in subsidiaries	2,663	472	4,745	2,295
Net income	$40,410	$42,413	$82,735	$75,643
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.39	$0.41	$0.80	$0.73
Cash dividends per share	$0.24	$0.24	$0.48	$0.48
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income including noncontrolling interest in subsidiaries	$43,073	$42,885	$87,480	$77,938

Other comprehensive income, net of tax
Unrealized (loss) gain on securities available for sale and reclassification adjustment[1]	(2,167)	78	1,804	16
Unrealized gain (loss) on hedging instruments and reclassification adjustment[2]	1,515	(2,579)	289	(721)
Foreign currency translation (loss) gain[3]	(1,687)	182	24	594
Other comprehensive (loss) income	(2,339)	(2,319)	2,117	(111)
Comprehensive income including noncontrolling interest in subsidiaries	$40,734	$40,566	$89,597	$77,827
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest in subsidiaries	(280)	54	(242)	138
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	2,640	437	4,708	2,219
Comprehensive income attributable to Federated Investors, Inc.	$38,374	$40,075	$85,131	$75,470

[1]
The tax (benefit) expense related to this line item was $(1,673) and $1,242 for the three and six months ended June 30, 2012, respectively. The tax expense related to this line item was $65 and $24 for the three and six months ended June 30, 2011, respectively.

[2]
The tax expense related to this line item was $885 and $446 for the three and six months ended June 30, 2012, respectively. The tax benefit related to this line item was $(1,518) and $(806) for the three and six months ended June 30, 2011, respectively

[3]
The tax (benefit) expense related to this line item was $(745) and $163 for the three and six months ended June 30, 2012, respectively. The tax expense related to this line item was $87 and $286 for the three and six months ended June 30, 2011, respectively

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2010	$237,397	$135	$1,036,571	$(778,609)	$(3,695)	$491,799	$373	$492,172	$1,543
Net income	0	0	75,643	0	0	75,643	2,219	77,862	76
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale, net of reclassification adjustment	0	0	(3)	0	19	16	0	16	0
Unrealized loss on interest rate swap, net of reclassification adjustment	0	0	0	0	(721)	(721)	0	(721)	0
Foreign currency translation gain	0	0	0	0	532	532	0	532	62
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	6,511
Deconsolidation	0	0	0	0	0	0	0	0	(7,627)
Stock award activity	10,388	(457)	(10,948)	11,428	0	10,411	0	10,411	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(50,029)	0	0	(50,029)	(1,504)	(51,533)	(35)
Stock option activity	(4,086)	662	0	14,468	0	11,044	0	11,044	0
Purchase of treasury stock	0	0	0	(10,316)	0	(10,316)	0	(10,316)	0
Balance at June 30, 2011	$243,699	$340	$1,051,234	$(763,029)	$(3,865)	$528,379	$1,088	$529,467	$530
Balance at December 31, 2011	$253,139	$0	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
Net income	0	0	82,735	0	0	82,735	4,708	87,443	37
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of reclassification adjustment	0	0	0	0	1,804	1,804	0	1,804	0
Reclassification adjustment net of unrealized loss on hedging instruments	0	0	0	0	289	289	0	289	0
Foreign currency translation gain (loss)	0	0	0	0	303	303	0	303	(279)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	14,107
Stock award activity	10,487	7	(7,653)	7,655	0	10,496	0	10,496	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(49,901)	0	0	(49,901)	(4,318)	(54,219)	(12,486)
Purchase of treasury stock	0	0	0	(2,259)	0	(2,259)	0	(2,259)	0
Balance at June 30, 2012	$263,626	$7	$1,095,094	$(767,085)	$(6,216)	$585,426	$1,108	$586,534	$1,885
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income including noncontrolling interest in subsidiaries	$87,480	$77,938
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	3,415	4,662
Depreciation and other amortization	5,310	8,089
Share-based compensation expense	10,382	10,077
Gain on disposal of assets	(1,790)	(2,610)
Provision for deferred income taxes	13,798	9,746
Fair-value adjustments for contingent liabilities	(1,000)	900
Tax benefit from share-based compensation	108	72
Excess tax benefits from share-based compensation	(762)	(1,206)
Net purchases of trading securities	(2,279)	(7,714)
Deferred sales commissions paid	(6,044)	(4,482)
Contingent deferred sales charges received	752	861
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(3,082)	1,933
Decrease (increase) in prepaid expenses and other assets	550	(8,665)
Decrease in accounts payable and accrued expenses	(23,250)	(26,911)
(Decrease) increase in other liabilities	(298)	11,472
Net cash provided by operating activities	83,290	74,162
Investing Activities
Purchases of securities available for sale	(29,784)	(11,396)
Cash paid for business acquisitions	(6,417)	(45,275)
Proceeds from redemptions of securities available for sale	69,543	10,911
Cash paid for property and equipment	(3,684)	(5,387)
Net cash provided (used) by investing activities	29,658	(51,147)
Financing Activities
Dividends paid	(49,904)	(50,042)
Purchases of treasury stock	(2,558)	(11,103)
Distributions to noncontrolling interest in subsidiaries	(16,804)	(1,539)
Contributions from noncontrolling interest in subsidiaries	13,099	6,511
Proceeds from shareholders for share-based compensation	9	15,153
Excess tax benefits from share-based compensation	762	1,206
Payments on debt	(21,250)	(21,250)
Other financing activities	(328)	(5,459)
Net cash used by financing activities	(76,974)	(66,523)
Net increase (decrease) in cash and cash equivalents	35,974	(43,508)
Cash and cash equivalents, beginning of period	49,273	198,756
Cash and cash equivalents, end of period	$85,247	$155,248
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

On January 1, 2012, Federated adopted FASB updates to the accounting standard on the presentation of comprehensive income that requires presentation of the components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Federated elected to present the components of comprehensive income in two consecutive statements and as a result, began reporting a Consolidated Statement of Comprehensive Income.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes revenue from Federated's asset classes for the periods presented:

	Six Months Ended
	June 30,
	2012	2011
Money market assets	47%	47%
Equity assets	31%	33%
Fixed-income assets	21%	19%

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

Current Regulatory Environment
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. credit rating downgrade in 2011 and the ongoing European debt crisis.
It has been reported that the SEC staff has internally circulated a draft proposal to the SEC Commissioners related to additional changes to Rule 2a-7. Based on publicly available comments made by the Chairman of the SEC, it is believed that the draft proposal includes two alternative proposals requiring a floating net asset value or imposing capital requirements coupled with some form of redemption restriction. It is possible that the SEC Commissioners may vote to issue such proposed new rules for public comment in the third quarter. There is no assurance that the Commission will take any action on the proposal.
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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Revenue	$(70.3)	$(79.4)	$(150.7)	$(142.8)
Distribution expense	(53.1)	(57.8)	(110.6)	(107.3)
Operating income	(17.2)	(21.6)	(40.1)	(35.5)
Noncontrolling interest	0.0	(2.2)	(0.6)	(3.0)
Pre-tax impact	$(17.2)	$(19.4)	$(39.5)	$(32.5)

Fee waivers to maintain positive or zero net yields decreased for the second quarter 2012 as compared to the same quarter of 2011 primarily as a result of improved yields on instruments held by the money market funds. Fee waivers to maintain positive or zero net yields increased for the first six months of 2012 as compared to the same period of 2011 primarily as a result of higher average money market assets along with lower average yields on instruments held by the money market funds in the first half of 2012 compared to the first half of 2011. In terms of recent trends, the net negative pre-tax impact of these fee waivers on income for the quarter ended June 30, 2012 was less than the impact in the first quarter 2012 and the fourth quarter of 2011. Based on Federal Reserve Bank commentary on their outlook for interest rates, management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least until late 2014. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the third quarter 2012 may result in a net negative pre-tax impact on income of approximately the same amount as the second quarter 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated’s revenue for both the three and six months ended June 30, 2012 was derived from services provided to two sponsored funds, the Federated Prime Obligations Fund (11% for both the three and six months ended June 30, 2012) and the Federated Kaufmann Fund (10% for both the three and six months ended June 30, 2012). A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

to distribution expenses associated with these funds.

(c) Revenue Concentration by Customer

Eleven percent of Federated’s total revenue for both the three and six months ended June 30, 2012 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation. Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to June 30, 2012 and December 31, 2011.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the funds’ typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. As of June 30, 2012 and December 31, 2011, Federated was the sole or majority investor in certain investment companies and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. At June 30, 2012, the aggregate assets and liabilities of such entities that Federated consolidated were $115.3 million and $1.8 million, respectively, and Federated recorded $1.9 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2011, the aggregate assets and liabilities of such entities that Federated consolidated were $111.1 million and $0.5 million, respectively, and Federated recorded $0.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the consolidated investment companies are primarily classified as Investments—other on Federated’s Consolidated Balance Sheets and are restricted for use by the investment company. The liabilities of the consolidated investment companies are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets and primarily represent investments sold short.

Federated’s conclusion to consolidate an investment company may vary from period to period based on changes in its percentage interest in the entity resulting from changes in the number of fund shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. During the six months ended June 30, 2012, Federated did not deconsolidate any mutual funds. During 2011, Federated deconsolidated two mutual funds based on a determination that it no longer was the primary beneficiary of the funds as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $17.7 million in Investments—other and $7.6 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the dates of deconsolidation. There was no impact to the Consolidated Statements of Income in 2011 as a result of deconsolidation.

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

(b) Non-Consolidated Variable Interest Entities

At June 30, 2012 and December 31, 2011, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	June 30, 2012			December 31, 2011
(in millions)	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1]	$276,464.1	$—	$221.1	$290,517.7	$—	$221.5
Collateralized debt obligation[2]	$0.1	$12.0	$0	$2.1	$12.0	$0
Equity investment	$3.4	$0.2	$7.0	$4.5	$0.7	$7.1

[1]
The unconsolidated VIE assets for the investment companies represent total net assets under management for the related investment companies. Of Federated’s $221.1 million invested in these entities at June 30, 2012, $78.0 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $143.1 million included in Investments—affiliates and Investments—other on the Consolidated Balance Sheets. Of Federated’s $221.5 million invested in these entities at December 31, 2011, $44.0 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $177.5 million included in Investments—affiliates and Investments—other on the Consolidated Balance Sheets.

[2]	The risk of loss does not include the potential loss associated with related deferred tax assets expiring unutilized.

Investment Companies – Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest is not deemed to absorb the majority of the variability of the entity’s net assets. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

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

Collateralized Debt Obligation (CDO) – Federated acted as the investment manager for a CDO that terminated in the third quarter of 2012. Federated was not the primary beneficiary of the CDO at June 30, 2012 or at December 31, 2011. Upon consideration of the qualitative power and benefits model, Federated determined that as of June 30, 2012 and December 31, 2011, neither its 25% pro-rata equity interest nor its management fee potential could result in Federated receiving benefits or absorbing losses that could potentially be significant to the CDO; therefore, Federated did not consolidate this entity.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity method of accounting. As of June 30, 2012, the equity-method investee managed over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders of the investee, the investee meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the investee's activities and therefore is not the primary beneficiary. Federated has not provided financial support to the investee. Federated’s investment is included in Other long-term assets on the Consolidated Balance Sheets.

The difference between Federated's $7.0 million maximum exposure to loss related to this investment and its proportionate share of the investee's underlying net assets is characterized as goodwill and is evaluated for other-than-temporary impairments under the equity method of accounting. In light of recent declines in the investee's assets under management (AUM), their performance relative to indices and the uncertainty regarding each of these in the future, management estimated the fair value of its investment at June 30, 2012 and considered whether its investment was other-than-temporarily impaired. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology. Significant inputs into the model included: (1) an estimated rate of change for assets under management based on estimated net sales, (2) an estimated profitability margin, and (3) a discount rate based upon the current estimated market rate of return. Based on management's evaluation of qualitative and quantitative factors, management concluded that the investment was not other-than-temporarily impaired as of June 30, 2012. However, given uncertainties regarding the success of future sales efforts and possible prolonged periods of underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$85,247	$0	$0	$85,247	$49,273	$0	$0	$49,273
Available-for-sale equity securities[1]	92,679	32,202	0	124,881	128,611	30,928	0	159,539
Trading securities—equity	9,372	22,475	0	31,847	10,805	18,653	0	29,458
Trading securities—debt	432	84,722	0	85,154	216	83,831	0	84,047
Foreign currency forward contract	0	2,764	0	2,764	0	55	0	55
Total financial assets	$187,730	$142,163	$0	$329,893	$188,905	$133,467	$0	$322,372
Financial Liabilities
Interest rate swap	$0	$13,749	$0	$13,749	$0	$15,241	$0	$15,241
Acquisition-related future consideration payments liability	0	0	13,904	13,904	0	0	13,404	13,404
Other[2]	994	0	0	994	0	245	0	245
Total financial liabilities	$994	$13,749	$13,904	$28,647	$0	$15,486	$13,404	$28,890
 1 Previously reported fair value measurements as of December 31, 2011 have been restated herein to reflect as Level 2 the fair value measurement of an investment in a mutual fund that is not traded in an active exchange market but for which net asset value was used as a practical expedient to estimate fair value. The entire balance in Level 2 as of December 31, 2011 had previously been listed as Level 1.

[2]	Amounts include investments sold short within sponsored investment products and/or foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Cash and cash equivalents invested in Federated money market funds totaled $80.5 million and $45.8 million at June 30, 2012 and December 31, 2011, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within Level 1 of the valuation hierarchy.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Trading securities—equity
These trading securities primarily represent the equity securities held by consolidated investment funds and are included in Investments—other on the Consolidated Balance Sheets. For the publicly traded equity securities available in an active exchange market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets may be determined by third-party pricing services when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. The determination to use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2011 and June 30, 2012, $2.2 million of investments transferred from Level 1 to Level 2 as a result of a determination by management at the end of the second quarter 2012 to use adjusted quoted market prices because there had been a significant trend to do so in the U.S. equity markets or in index futures trading after the foreign markets closed, as compared to, at the end of 2011, using unadjusted quoted market prices to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At June 30, 2012 and December 31, 2011, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using net asset value as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating one of its feeder funds as of June 30, 2012 and December 31, 2011. The offshore master investment fund, which is not publicly traded in an active exchange market, makes investments in global project and trade finance transactions. The $18.2 million and $17.9 million fair value at June 30, 2012 and December 31, 2011, respectively, of the feeder fund's investment in the master fund was determined using the net asset value of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at June 30, 2012 and December 31, 2011. Shares can be redeemed quarterly with a three-month minimum notice. In addition, certain restrictions exist which limit the amount of the redemption in any given period. These provisions regarding redemptions did not materially impact the measurement of fair value.

Trading securities—debt
These trading securities primarily represent high-quality short-term debt securities held by a consolidated, non-U.S. dollar-denominated money market fund ($78.3 million and $77.1 million at June 30, 2012 and December 31, 2011, respectively). Such assets had a maximum weighted-average maturity of 29 days and 15 days at June 30, 2012 and December 31, 2011, respectively, and were valued based on amortized cost, which approximates fair value given the high-quality, short-term nature of these securities. The remaining amount of trading debt securities primarily represents U.S. and foreign investment-grade bonds held by consolidated sponsored investment funds. The fair value of these securities may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. The entire amount of these securities is included in Investments—other on the Consolidated Balance Sheets.
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Other current assets or Other current liabilities on the Consolidated Balance Sheets. These contracts are entered into by Federated to hedge foreign exchange risk related to investments denominated in foreign currencies. Additionally, certain consolidated sponsored investment funds may hold foreign currency forward contracts as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (Level 2).
Interest rate swap
The fair value of Federated's interest rate swap is included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (9) for more information regarding the swap.

Acquisition-related future consideration payments liability
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with mark-to-market adjustments recorded in earnings. As of June 30, 2012, acquisition-related future consideration liabilities were recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($10.1 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). As of June 30, 2012, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying assets under management based on estimated net sales ranging from 0% - 28% per year (weighted average of 4%); (2) an estimate ranging from 0% - 0.02% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.01%); and (3) an estimated discount rate ranging from 16% - 18% based on the current estimated market rate of return (weighted average of 16%). Assuming no other changes in model inputs, the fair value of the future consideration payments liability will increase, resulting in additional Intangible asset related expense in the period of change if: (1) the underlying assets under management grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount, or (3) the discount rate decreases. Conversely, the fair value of the future consideration payments liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$12,404	$18,358	$13,404	$20,058
New acquisition adjustment[1]	1,500	0	1,500	(2,600)
Changes in fair value[2]	0	0	(1,000)	900
Ending balance	$13,904	$18,358	$13,904	$18,358

[1]
Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with a new acquisition or the revision thereof upon finalization of the valuation process related to initial purchase accounting.

[2]	Amounts included as a (decrease) increase to Intangible asset related expense on the Consolidated Statements of Income.

Investments sold short
The fair value of investments sold short within a consolidated investment fund is included in Other current liabilities on the Consolidated Balance Sheets. The investments primarily represent domestic equity securities that are available in an active exchange market. The fair value of these investments is classified as Level 1 and is based on unadjusted quoted market prices.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2012.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated’s debt is estimated by management based upon expected future cash flows utilizing a discounted cash flow methodology under the income approach. The fair value of the liability is estimated using

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

observable market data (Level 2) in estimating inputs including the discount rate. Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(7) Investments

Investments on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 included available-for-sale and trading securities. At June 30, 2012 and December 31, 2011, Federated held investments totaling $124.9 million and $159.5 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets. Federated’s trading securities totaled $117.0 million and $113.5 million at June 30, 2012 and December 31, 2011, respectively, and were included in Investments—other on the Consolidated Balance Sheets. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Federated’s Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 as trading securities.

Federated’s trading securities as of June 30, 2012 were primarily comprised of high quality short-term debt securities held by a consolidated, non-US dollar-denominated sponsored money market fund ($78.3 million), as well as shares of an offshore master fund invested in global project and trade finance transactions ($18.2 million) and stocks of large-cap U.S. and international companies ($13.0 million) held by various other consolidated investment companies.

Available-for-sale securities were as follows:

	June 30, 2012				December 31, 2011
		Gross Unrealized		Estimated Market		Gross Unrealized		Estimated Market
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$48,220	$3,447	$(246)	$51,421	$43,217	$2,037	$(925)	$44,329
Fixed-income mutual funds	72,992	625	(157)	73,460	115,699	461	(950)	115,210
Total fluctuating-value mutual funds	$121,212	$4,072	$(403)	$124,881	$158,916	$2,498	$(1,875)	$159,539

The decrease in available-for-sale securities at June 30, 2012 as compared to December 31, 2011, was primarily due to $69.5 million in redemptions of fixed-income and equity mutual funds during the first six months of 2012 partially offset by purchases of $29.8 million of equity and fixed-income mutual funds in the first six months of 2012.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Unrealized (loss) gain
Trading securities	$(565)	$(36)	$694	$275
Derivatives[1]	112	(123)	188	(106)
Realized gains[2]
Available-for-sale securities[3]	1,605	0	2,108	2,086
Trading securities	197	214	551	611
Derivatives[1]	0	174	226	406
Realized losses[2]
Trading securities	(147)	(119)	(347)	(315)
Derivatives[1]	(450)	(79)	(618)	(150)
Gain on securities, net[4]	$752	$31	$2,802	$2,807

[1]	Amounts related to the settlement of economic derivatives held by certain consolidated sponsored products.

[2]	Realized gains and losses are computed on a specific-identification basis.
3  Amounts related to sales of available-for-sale securities resulting in proceeds of $51.6 million and $69.5 million for the three and six months ended June 30, 2012, respectively, and $10.9 million for the six months ended June 30, 2011.
4  Amounts related to consolidated investment companies totaled $(0.8) million and $0.6 million for the three and six months ended June 30, 2012, respectively, and $0.6 million for the six months ended June 30, 2011.

(8) Other Current Liabilities

Federated's Other current liabilities at June 30, 2012 included an accrual of $13.7 million related to an interest rate swap (see Note (9) for additional information) and $3.8 million for the short-term portion of the future consideration payments liability related to a 2010 acquisition (see Note (13)(a) for additional information). Also included in Other current liabilities at June 30, 2012 was $11.3 million related to insurance proceeds for claims submitted to cover costs primarily associated with various legal proceedings. Federated is involved in legal proceedings with certain insurance carriers to, among other things, retain $10.0 million of these insurance reimbursements. In the event that Federated does not prevail, it will be required to repay all or a portion of these advance payments. See Note (14) for additional information on the status of this insurance reimbursement. The remaining $1.3 million related to insurance proceeds for an unrelated claim and the retention of this advance insurance payment is contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim is denied, Federated will be required to repay all or a portion of this advance payment. Because the outcome of these claims are uncertain at this time, Federated recorded the advance payments as a liability and will continue to evaluate the contingency until it is resolved.

Federated’s Other current liabilities at December 31, 2011 included an accrual of $15.2 million related to the aforementioned interest rate swap, $5.9 million contingent purchase price payment accrual related to the fourth quarter 2008 acquisition of certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition) and $4.0 million for the short-term portion of the future consideration payments liability related to a 2010 acquisition (see Note (13)(a) for additional information on these contingent payments). Also included in Other current liabilities at December 31, 2011 was $10.0 million related to the aforementioned insurance proceeds.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(9) Debt and Interest Rate Swap

Debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	June 30, 2012	December 31, 2011
Term Loan[2]	3.646%	$340,000	$361,250
Less: Short-term debt		42,500	42,500
Long-term debt		$297,500	$318,750

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with an interest rate swap, which expires on April 1, 2015.

[2]	The term loan borrowings under the Credit Agreement expire on June 10, 2016.

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

The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the prior $425 million term loan remains in effect. Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements will be recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at June 30, 2012 was a liability of $13.7 million which was recorded in Other current liabilities on the Consolidated Balance Sheet. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheet at June 30, 2012. During the next twelve months management expects to charge $6.5 million of this loss to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to June 30, 2012 and will not affect the amount of interest expense recognized in total on the Credit Agreement for any period presented. During the three- and six-month periods ended June 30, 2012, $1.9 million and $3.7 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap. During the three- and six-month periods ended June 30, 2011, $2.1 million and $4.2 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.

The Credit Agreement also contains a $200 million revolving credit facility. As of June 30, 2012, the entire $200 million revolving credit facility was available for borrowings.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(10) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2012, Federated awarded 483,773 shares of restricted Federated Class B common stock, nearly all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 1,011,876 shares of restricted Federated Class B common stock under its Stock Incentive Plan to certain key employees during 2011.

(b) Stock Options

During the first six months of 2012, there were no employee stock options exercised. Options exercised during 2011 totaled 603,418.

(c) Non-management Director Stock Award

Federated awarded 4,500 shares of Federated Class B common stock to non-management directors in each of the second quarters of 2012 and 2011. There were no additional awards to non-management directors in 2012 or 2011.

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

During the first six months of 2012, Federated repurchased 0.1 million shares of common stock for $2.3 million, nearly all of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At June 30, 2012, 2.0 million shares remain available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(12) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$40,410	$42,413	$82,735	$75,643
Less: Total income available to participating unvested restricted shareholders[1]	(1,476)	(1,412)	(3,016)	(2,534)
Total net income attributable to Federated Common Stock[2]	$38,934	$41,001	$79,719	$73,109
Denominator
Basic weighted-average common shares outstanding	100,347	100,907	100,229	100,748
Dilutive potential shares from stock options	0	10	0	45
Diluted weighted-average common shares outstanding	100,347	100,917	100,229	100,793
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.39	$0.41	$0.80	$0.73

[1]
Income available to participating restricted shareholders includes dividends paid to unvested restricted shareholders, net of forfeited dividends, and their proportionate share of undistributed earnings, if any.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For both the three- and six-month periods ended June 30, 2012, 0.3 million stock option awards were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and six-month periods ended June 30, 2011, 0.3 million and 1.1 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(13) Commitments and Contingencies

(a) Contractual

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The first contingent purchase price payment of $5.0 million was paid in the fourth quarter of 2011. At June 30, 2012, management estimated remaining contingent payments could total $16 million over the four years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of June 30, 2012, a liability of $12.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) (see Note (6)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The applicable growth targets were not met for the third anniversary year and as such, no amount was paid related to the third anniversary year. The remaining contingent purchase price payment could total as much as $49 million. As of June 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, are recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were paid related to the first and second anniversary years. In the first quarter 2012, $5.9 million was paid with regard to the third anniversary year ended in December 2011. As of June 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments. The first form of contingent payment is based on Federated InterContinental Fund asset growth and performance through 2012. This form of payment was payable in 2010, will be payable again in the second half of 2012 and could aggregate to as much as $20 million. In the fourth quarter of 2010, $1.1 million was paid with respect to this first form of contingent payment and was recorded as goodwill. As of June 30, 2012, no amounts were accrued related to the potential payment later in 2012. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date and is based on certain revenue earned by Federated from the Federated InterContinental Fund as well as fund performance. As of June 30, 2012, $4.7 million was paid in semi-annual contingent purchase price payments and, related to future semi-annual contingent purchase price payments, $0.5 million was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to another acquisition agreement, Federated may be required to make additional payments to the seller contingent upon the occurrence of certain events. The payments could occur annually through 2017 and, based on current projections, are not expected to be material to the Consolidated Financial Statements.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2012, the maximum bonus payable over the remaining terms of the contracts approximates $56 million, none of which would be payable in the remainder of 2012. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at June 30, 2012, $0.7 million would be paid in 2013 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2012, Federated does not believe that a material loss related to these claims is reasonably possible.

(14) Subsequent Events

On July 7, 2012, Federated reached a tentative settlement with one of its insurance carriers for $17.3 million of claims submitted over the past several years related to various legal proceedings. Insurance proceeds totaling $10.0 million of the $17.3 million were received in a prior period and are included in Other current liabilities as of June 30, 2012. In the period in which the settlement is finalized, Federated will recognize $17.3 million in the Consolidated Statement of Income as reductions to the operating expense line items originally charged as a result of the costs incurred, including primarily Professional service fees.

On July 26, 2012, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 8, 2012 to be paid on August 15, 2012.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $355.9 billion in managed assets as of June 30, 2012. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at June 30, 2012 attributable to such markets are as follows: wealth management and trust (48%), broker/dealer (30%), institutional (12%) and international (7%).

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

Business Developments

Money Market Fund Matters
For each of the six months ended June 30, 2012 and 2011, approximately 47% of Federated’s total revenue was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

(a) Current Regulatory Environment
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. credit rating downgrade in 2011 and the ongoing European debt crisis.
It has been reported that the SEC staff has internally circulated a draft proposal to the SEC Commissioners related to additional changes to Rule 2a-7. Based on publicly available comments made by the Chairman of the SEC, it is believed that the draft proposal includes two alternative proposals requiring a floating net asset value or imposing capital requirements coupled with some form of redemption restriction. It is possible that the SEC Commissioners may vote to issue such proposed new rules for public comment in the third quarter. There is no assurance that the Commission will take any action on the proposal.
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

(b) Historically Low Short-Term Interest Rates
Throughout 2011 and the first half of 2012, the Federal Reserve left the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. These fee waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's ability to share the impact of the waivers with third-party intermediaries. The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
(in millions)
Investment advisory fees	$(43.0)	$(52.9)	$(58.8)	$(57.2)	$(49.6)
Other service fees	(27.3)	(27.5)	(30.2)	(31.7)	(29.8)
Total Revenue	(70.3)	(80.4)	(89.0)	(88.9)	(79.4)
Distribution expense	(53.1)	(57.5)	(61.9)	(63.2)	(57.8)
Operating income	(17.2)	(22.9)	(27.1)	(25.7)	(21.6)
Noncontrolling interest	0.0	(0.6)	(1.0)	(2.5)	(2.2)
Pre-tax impact	$(17.2)	$(22.3)	$(26.1)	$(23.2)	$(19.4)

Fee waivers to maintain positive or zero net yields decreased $2.2 million for the second quarter 2012 as compared to the same quarter of 2011 primarily as a result of improved yields on instruments held by the money market funds. Fee waivers to maintain positive or zero net yields increased $7.0 million for the first six months of 2012 as compared to the same period of 2011 primarily as a result of higher average money market assets ($3.6 million) along with lower average yields on instruments held by the money market funds in the first half of 2012 compared to the first half of 2011 ($3.2 million). In terms of recent trends, the net negative pre-tax impact of these fee waivers on income for the quarter ended June 30, 2012 was less than the impact in the first quarter 2012 and the fourth, third and second quarters of 2011. Based on Federal Reserve Bank commentary on their outlook for interest rates, management expects the fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests will continue at least until late 2014. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the third quarter 2012 may result in a net negative pre-tax impact on income of approximately the same amount as the second quarter 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

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

Subsequent Event - Settlement with Insurance Carrier
On July 7, 2012, Federated reached a tentative settlement with one of its insurance carriers for $17.3 million of claims submitted over the past several years related to various legal proceedings. Insurance proceeds totaling $10.0 million of the $17.3 million were received in a prior period and are included in Other current liabilities as of June 30, 2012. In the period in which the settlement is finalized, Federated will recognize $17.3 million in the Consolidated Statement of Income as reductions to the operating expense line items originally charged as a result of the costs incurred, including primarily Professional service fees.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2012	2011
By Asset Class
Money market	$265,548	$265,651	0%
Fixed-income	48,968	42,418	15%
Equity	33,221	31,380	6%
Liquidation portfolios[1]	8,124	9,964	(18)%
Total managed assets	$355,861	$349,413	2%
By Product Type
Funds:
Money market	$238,610	$236,077	1%
Fixed-income	39,494	34,874	13%
Equity	22,671	22,678	0%
Total mutual fund assets	$300,775	$293,629	2%
Separate Accounts:
Money market	$26,938	$29,574	(9)%
Fixed-income	9,474	7,544	26%
Equity	10,550	8,702	21%
Total separate account assets	$46,962	$45,820	2%
Liquidation Portfolios[1]	$8,124	$9,964	(18)%
Total managed assets	$355,861	$349,413	2%

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2012	2011		2012	2011
By Asset Class
Money market	$271,507	$270,411	0%	$277,154	$271,976	2%
Fixed-income	47,747	42,127	13%	46,769	41,657	12%
Equity	32,993	31,520	5%	32,910	31,288	5%
Liquidation portfolios[1]	8,353	10,138	(18)%	8,528	10,336	(17)%
Total average managed assets	$360,600	$354,196	2%	$365,361	$355,257	3%
By Product Type
Funds:
Money market	$243,454	$239,642	2%	$247,640	$240,008	3%
Fixed-income	38,901	33,534	16%	38,514	32,899	17%
Equity	22,642	22,741	0%	22,859	22,670	1%
Total average mutual fund assets	$304,997	$295,917	3%	$309,013	$295,577	5%
Separate Accounts:
Money market	$28,053	$30,769	(9)%	$29,514	$31,968	(8)%
Fixed-income	8,846	8,593	3%	8,255	8,758	(6)%
Equity	10,351	8,779	18%	10,051	8,618	17%
Total average separate account assets	$47,250	$48,141	(2)%	$47,820	$49,344	(3)%
Liquidation Portfolios[1]	$8,353	$10,138	(18)%	$8,528	$10,336	(17)%
Total average managed assets	$360,600	$354,196	2%	$365,361	$355,257	3%

[1]
Liquidation portfolios include portfolios of distressed fixed-income securities. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Fixed-Income Funds
Beginning assets	$38,526	$32,689	$37,241	$31,933
Sales	5,636	4,335	10,458	9,245
Redemptions	(3,639)	(4,339)	(7,626)	(8,720)
Net sales (redemptions)	1,997	(4)	2,832	525
Net exchanges	(1,510)	1,818	(1,569)	1,806
Market gains and losses/reinvestments[1]	481	371	990	610
Ending assets	$39,494	$34,874	$39,494	$34,874
Equity Funds
Beginning assets	$23,612	$22,848	$21,930	$22,626
Sales	1,529	1,456	3,352	3,014
Redemptions	(1,797)	(1,701)	(3,984)	(3,724)
Net redemptions	(268)	(245)	(632)	(710)
Net exchanges	3	(5)	(9)	(4)
Market gains and losses/reinvestments[1]	(676)	80	1,382	766
Ending assets	$22,671	$22,678	$22,671	$22,678

[1]
Reflects approximate changes in the market value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Fixed-Income Separate Accounts
Beginning assets	$7,695	$9,067	$7,573	$8,772
Sales[2]	624	534	844	1,085
Redemptions[2]	(521)	(405)	(801)	(779)
Net sales[2]	103	129	43	306
Net exchanges	1,592	(1,807)	1,592	(1,807)
Market gains and losses/reinvestments[3]	84	155	266	273
Ending assets	$9,474	$7,544	$9,474	$7,544
Equity Separate Accounts
Beginning assets	$10,505	$8,793	$8,957	$8,176
Sales[2]	836	573	2,297	1,265
Redemptions[2]	(697)	(744)	(1,183)	(1,350)
Net sales (redemptions)[2]	139	(171)	1,114	(85)
Net exchanges	(9)	8	(9)	21
Market gains and losses/reinvestments[3]	(85)	72	488	590
Ending assets	$10,550	$8,702	$10,550	$8,702
Liquidation Portfolios
Beginning assets	$8,583	$10,384	$8,856	$10,708
Sales[2]	0	0	0	2
Redemptions[2]	(458)	(420)	(731)	(745)
Net redemptions[2]	(458)	(420)	(731)	(743)
Market gains and losses/reinvestments[3]	(1)	0	(1)	(1)
Ending assets	$8,124	$9,964	$8,124	$9,964

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
By Asset Class
Money market assets	76%	76%	47%	47%
Fixed-income assets	13%	12%	21%	19%
Equity assets	9%	9%	31%	33%
Liquidation portfolios	2%	3%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Funds:
Money market assets	68%	67%	46%	46%
Fixed-income assets	11%	9%	20%	18%
Equity assets	6%	7%	27%	29%
Separate Accounts:
Money market assets	8%	9%	1%	1%
Fixed-income assets	2%	3%	1%	1%
Equity assets	3%	2%	4%	4%
Liquidation Portfolios	2%	3%	0%	0%
Other activities	--	--	1%	1%

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

June 30, 2012 period-end managed assets increased 2% over period-end managed assets at June 30, 2011 due primarily to increases in period-end fixed-income and equity assets. Average managed assets for the three-month period ended June 30, 2012 increased 2% compared to the same period in 2011 primarily due to increases in average fixed-income and equity assets. Average managed assets for the six-month period ended June 30, 2012 increased 3% over average managed assets for the same period in 2011 primarily as a result of increases in average money market, fixed-income and equity assets.

Period-end money market assets at June 30, 2012 remained flat as compared to June 30, 2011. Average money market assets remained flat for the three-month period ended June 30, 2012 and increased 2% for the six-month period ended June 30, 2012 as compared to the same periods in 2011. Period-end fixed-income assets at June 30, 2012 increased 15% as compared to June 30, 2011 and average fixed-income assets for the three- and six-month periods ended June 30, 2012 increased 13% and 12%, respectively, as compared to the same periods in 2011 primarily due to positive net sales and market appreciation. Period-end equity assets at June 30, 2012 increased 6%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

as compared to June 30, 2011. Average equity assets for the three- and six-month periods ended June 30, 2012 both increased 5% as compared to the same periods in 2011 primarily due to positive net sales. As expected, liquidation portfolios at June 30, 2012 decreased 18% as compared to June 30, 2011 and average assets in liquidation portfolios decreased 18% and 17%, respectively, for the three- and six-month periods ended June 30, 2012 as compared to the same periods in 2011 due to the gradual liquidation of the portfolio.

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2012	2011	Change	Percent Change	2012	2011	Change	Percent Change
Revenue from managed assets	$230.1	$223.7	$6.4	3%	$458.5	$460.7	$(2.2)	0%
Revenue from sources other than managed assets	2.0	2.1	(0.1)	(5)%	3.9	4.0	(0.1)	(3)%
Total revenue	$232.1	$225.8	$6.3	3%	$462.4	$464.7	$(2.3)	0%

Revenue from managed assets increased $6.4 million for the three-month period ended June 30, 2012 as compared to the same period in 2011 primarily due to a decrease of $9.1 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and an increase of $4.3 million resulting from higher average fixed-income assets. The increase in revenue was partially offset by a decrease of $4.6 million due to a change in the mix of average equity assets.

Revenue from managed assets decreased $2.2 million for the six-month period ended June 30, 2012 as compared to the same period in 2011 primarily due to an increase of $7.9 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and a decrease of $7.1 million due to a change in the mix of average equity assets. The decrease in revenue was partially offset by an increase of $8.7 million resulting from higher average fixed-income assets and an increase of $4.5 million due to higher average money market assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decrease in expense and net income attributable to noncontrolling interests, the net pre-tax impact on income and a discussion of management’s expectation regarding the pre-tax impact of fee waivers on income for the third quarter of 2012.

For the six-month period ended June 30, 2012, Federated’s ratio of revenue from managed assets to average managed assets was 0.25% as compared to 0.26% for the same period of 2011. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields for the six-month period ended June 30, 2012 as compared to the same period of 2011.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2012	2011	Change	Percent Change	2012	2011	Change	Percent Change
Distribution	$62.3	$57.8	$4.5	8%	$124.0	$122.5	$1.5	1%
Professional service fees	9.9	8.5	1.4	16%	20.2	34.7	(14.5)	(42)%
Intangible asset related	0.8	1.6	(0.8)	(50)%	0.8	5.4	(4.6)	(85)%
All other	90.1	85.8	4.3	5%	178.0	173.5	4.5	3%
Total operating expenses	$163.1	$153.7	$9.4	6%	$323.0	$336.1	$(13.1)	(4)%

Total operating expenses for the three-month period ended June 30, 2012 increased $9.4 million compared to the same period in 2011. Distribution expense increased $4.5 million in the second quarter 2012 as compared to the same period in 2011 primarily as a result of lower fee waivers associated with maintaining positive or zero net yields in certain money market funds in the second quarter 2012 as compared to the same period in 2011.

Total operating expenses for the six-month period ended June 30, 2012 decreased $13.1 million compared to the same period in 2011. Professional service fees decreased $14.5 million primarily due to expenses related to non-recurring legal proceedings in the first quarter 2011. Intangible asset related expense decreased $4.6 million in the first six months of 2012 as compared to the same period in 2011 due primarily to a $2.1 million decrease due to certain intangible assets becoming fully amortized in 2011 and a $1.9 million decrease related to changes in fair value of the future consideration payments liability associated with a 2010 acquisition. See Note (6)(a) to the Consolidated Financial Statements for a discussion regarding the future consideration payments liability. Distribution expense increased $1.5 million in the first half of 2012 as compared to the same period in 2011 due to a $2.9 million and a $2.2 million increase related to higher average fixed-income and money market assets, respectively, partially offset by a $3.3 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields in certain money market funds in the first six months of 2012 as compared to the same period in 2011.

Income Taxes. The income tax provision decreased $1.3 million for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to lower income before income taxes (net of net income attributable to noncontrolling interest in subsidiaries). The effective tax rate was 36.2% for the three-month period ended June 30, 2012 as compared to 37.5% for the same period in 2011. The decrease in effective tax rate primarily related to a change in the relative percentage of income from noncontrolling interest to pretax book income.

The income tax provision increased $3.6 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to higher income before income taxes. The effective tax rate was 36.3% for the six-month period ended June 30, 2012 as compared to 37.3% for the same period in 2011. The decrease in effective tax rate primarily related to a change in the relative percentage of income from noncontrolling interest to pretax book income.

Net Income attributable to Federated Investors, Inc. Net income decreased $2.0 million for the three months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended June 30, 2012 decreased $0.02 as compared to the same period of 2011 primarily due to decreased net income.

Net income increased $7.1 million for the six months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the six months ended June 30, 2012 increased $0.07 as compared to the same period of 2011 primarily due to increased net income.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Liquidity and Capital Resources

Liquid Assets. At June 30, 2012, liquid assets, consisting of cash and cash equivalents, investments and receivables, totaled $351.7 million as compared to $343.8 million at December 31, 2011. The increase of $7.9 million primarily reflects an increase of $36.0 million in Cash and cash equivalents which is described further in the discussion below and an increase of $3.5 million in Investments—other due primarily to net purchases of trading securities in the first half of 2012, partially offset by a decrease of $34.7 million in Investments—affiliates due primarily to net redemptions for general corporate purposes.

At June 30, 2012, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to recent events in certain euro-zone countries. Federated's experienced portfolio managers and analysts work to evaluate credit risk through diligent quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $152.9 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's stringent credit analysis process and comply with the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $83.3 million for the six months ended June 30, 2012 as compared to $74.2 million for the same period in 2011. The increase of $9.1 million was primarily due to an $8.2 million decrease in cash paid for taxes primarily due to the application of prior year tax over-payments to the current year tax liability and lower annualized taxable income for purposes of calculating estimated tax payments based on the first half of 2012 compared to the same period in 2011 and a $5.4 million decrease in cash paid for trading securities. These items were partially offset by an $8.7 million decrease in insurance proceeds received in the first half of 2012 compared to the first half of 2011 for claims submitted to cover costs primarily associated with certain legal proceedings.

Cash Provided by Investing Activities. During the six-month period ended June 30, 2012, cash provided by investing activities was $29.7 million and was primarily related to $69.5 million in redemptions of securities available for sale, partially offset by $29.8 million in cash paid for purchases of securities available for sale.

Cash Used by Financing Activities. During the six-month period ended June 30, 2012, cash used by financing activities was $77.0 million. During the first six months of 2012, Federated paid $49.9 million or $0.48 per share in dividends to holders of its common shares and repaid $21.3 million in connection with its long-term debt obligations (see Business Developments – Amended and Restated Credit Agreement for additional information).

Borrowings. In the second quarter 2011, Federated amended and restated its $425 million term loan. See Business Developments – Amended and Restated Credit Agreement for additional information. During each of the six months ended June 30, 2012 and 2011, Federated made principal payments of $21.3 million on this loan.

The Credit Agreement also contains a $200 million revolving credit facility. As of June 30, 2012, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. An interest coverage ratio of at least 4 to 1 is required and as of June 30, 2012, the interest coverage ratio was 22.16 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of June 30, 2012, the leverage ratio was 1.12 to 1. Federated was in compliance with its interest coverage and leverage ratios at and during the six months ended June 30, 2012. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, repaying debt obligations, paying shareholder dividends, funding business acquisitions, paying taxes, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On July 26, 2012, the board of directors declared a $0.24 per share dividend to shareholders of record as of August 8, 2012 to be paid on August 15, 2012.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its remaining borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the remainder of 2012, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $529 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill and equity-method investment as of June 30, 2012.

Accrued compensation and benefits at June 30, 2012 decreased $20.5 million from December 31, 2011 primarily due to the annual 2011 accrued incentive compensation being paid in the first quarter 2012 ($50.2 million), partially offset by certain 2012 incentive compensation accruals net of payments recorded in the first half of 2012 ($31.7 million).

Long-term deferred tax liability, net at June 30, 2012 increased $15.5 million from December 31, 2011 primarily as a result of tax amortization in excess of book amortization of intangible assets.

As of June 30, 2012, Federated’s market capitalization exceeded the recorded goodwill balance by more than 250%.

Federated’s $7.0 million equity-method investment is included in Other long-term assets on the Consolidated Balance Sheets. This investment is evaluated for other-than-temporary impairment under the equity method of accounting. In light of recent declines in the investee's assets under management (AUM), their performance relative to indices and the uncertainty regarding each of these in the future, management estimated the fair value of its investment at June 30, 2012 and considered whether its investment was other-than-temporarily impaired. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology. Significant inputs into the model included: (1) an estimated rate of change for assets under management based on estimated net sales, (2) an estimated profitability margin, and (3) a discount rate based upon the current estimated market rate of return. Based on management's evaluation of qualitative and quantitative factors, management concluded that the investment was not other-than-temporarily impaired as of June 30, 2012. However, given uncertainties regarding the success of future sales efforts and possible prolonged periods of underperformance compared to indices and the significance of these factors to AUM, management cannot

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

be certain of the outcome of future cash flow analyses. See Note (5)(b) to the Consolidated Financial Statements for more information regarding this equity investment.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The first contingent purchase price payment of $5.0 million was paid in the fourth quarter of 2011. At June 30, 2012, management estimated remaining contingent payments could total $16 million over the four years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the assets under management. As of June 30, 2012, a liability of $12.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) (see Note (6)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The applicable growth targets were not met for the third anniversary year and as such, no amount was paid related to the third anniversary year. The remaining contingent purchase price payment could total as much as $49 million. As of June 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, are recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were paid related to the first and second anniversary years. In the first quarter 2012, $5.9 million was paid with regard to the third anniversary year ended in December 2011. As of June 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provides for two forms of contingent purchase price payments. The first form of contingent payment is based on Federated InterContinental Fund asset growth and performance through 2012. This form of payment was payable in 2010, will be payable again in the second half of 2012 and could aggregate to as much as $20 million. In the fourth quarter of 2010, $1.1 million was paid with respect to this first form of contingent payment and was recorded as goodwill. As of June 30,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

2012, no amounts were accrued related to the potential payment later in 2012. The second form of contingent payment is payable on a semi-annual basis over the five-year period following the acquisition closing date and is based on certain revenue earned by Federated from the Federated InterContinental Fund as well as fund performance. As of June 30, 2012, $4.7 million was paid in semi-annual contingent purchase price payments and, related to future semi-annual contingent purchase price payments, $0.5 million was accrued in Other current liabilities and recorded as goodwill. Contingent payments are recorded as additional goodwill at the time the related contingency is resolved.

Pursuant to another acquisition agreement, Federated may be required to make additional payments to the seller contingent upon the occurrence of certain events. The payments could occur annually through 2017 and, based on current projections, are not expected to be material to the Consolidated Financial Statements.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2012, the maximum bonus payable over the remaining terms of the contracts approximates $56 million, none of which would be payable in the remainder of 2012. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at June 30, 2012, $0.7 million would be paid in 2013 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2012, Federated does not believe that a material loss related to these claims is reasonably possible.

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

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For each of the six months ended June 30, 2012 and 2011, approximately 47% of Federated’s total revenue was attributable to money market assets. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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

Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including a discussion of management’s expectation regarding the pre-tax impact of fee waivers on income for the third quarter of 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the net pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the net pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

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

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns (domestic or international), including disruptions in securities and credit markets, may adversely affect the profitability and performance of, demand for and investor confidence in Federated’s investment products and services. In addition, Federated's products may be adversely affected by potential deterioration in sovereign or currency market conditions. The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. In the event of extreme circumstances, including economic, political, or business crises, Federated’s products may suffer significant net redemptions in assets under management causing severe liquidity issues in its short-term sponsored investment products and declines in the value of and returns on assets under management, all of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

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

Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940 (Investment Company Act) and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (the NYSE). Federated is also affected by the regulations governing banks and other financial institutions. Federated's operations outside of the United States are subject to foreign laws and regulation by foreign regulatory authorities, such as the U.K. Financial Services Authority (FSA) in the case of Federated's London-based operations. Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.

From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Act was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it may be possible that Federated and/or any one or more of its mutual funds could be subject to designation as a systemically important financial institution by FSOC for additional regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Any such designation would subject the designated entity to enhanced prudential measures, including capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated's products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.

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

In January 2010, the SEC adopted extensive amendments to Rule 2a-7 aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. credit rating downgrade in 2011 and the ongoing European debt crisis.
It has been reported that the SEC staff has internally circulated a draft proposal to the SEC Commissioners related to additional changes to Rule 2a-7. Based on publicly available comments made by the Chairman of the SEC, it is believed that the draft proposal includes two alternative proposals requiring a floating net asset value or imposing capital requirements coupled with some form of redemption restriction. It is possible that the SEC Commissioners may vote to issue such proposed new rules for public comment in the third quarter. There is no assurance that the Commission will take any action on the proposal.
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
In addition, during the past few years regulators such as the SEC, FINRA and the NYSE have adopted regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Recent rule amendments adopted by the Commodity Futures Trading Commission in the first quarter 2012 may also increase Federated's operating expenses and affect the conduct of its business. International regulators, such as the FSA, have also adopted and proposed regulations that could increase Federated's operating expense and affect the conduct of its business. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds.

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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 47% of Federated’s total revenue for the first six months of 2012 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or further persistent declines in or additional prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in assets under management, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

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

Retaining and Recruiting Key Personnel. Federated’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain assets under management or the loss of client accounts. Moreover, since certain of Federated’s products contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on Federated’s business.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. Eleven percent of Federated’s total revenue for both the three and six months ended June 30, 2012 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation. If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

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

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, a significant portion of Federated’s revenue for both the three and six months ended June 30, 2012 was derived from services provided to two sponsored funds, the Federated Prime Obligations Fund (11% for both the three and six months ended June 30, 2012) and the Federated Kaufmann Fund (10% for both the three and six months ended June 30, 2012). A significant and prolonged decline in the assets under management in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related reductions to distribution expenses associated with these funds.

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

Impairment Risk. At June 30, 2012, Federated had intangible assets including goodwill and a long-term equity-method investment totaling $728.3 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

Systems and Technology Risks. Federated utilizes software and related technologies throughout its businesses including both proprietary systems and those provided by outside vendors. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of a third party to address computer system problems. Accordingly, there can be no assurance that potential system interruptions or the cost necessary to rectify the problems would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects. In addition, Federated's operating systems are dependent on the effectiveness of its information security policies and procedures which help to ensure that its systems are protected from cyber-security incidents such as attacks by hackers, viruses, worms or other methods. Any such attacks could result in unauthorized access to Federated's systems which could cause a business interruption or the loss of proprietary information and/or sensitive or confidential client information. Federated cannot predict the financial or reputational impact to its business resulting from any such situations.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Unaudited)

There have not been any material changes to Federated’s exposures to market risk during the six months ended June 30, 2012 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011.

Part I, Item 4. Controls and Procedures
(Unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at June 30, 2012.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	4,950	$3.00	0	2,109,834
May[2]	54,493	18.13	50,000	2,059,834
June	10,000	19.13	10,000	2,049,834
Total	69,443	$17.20	60,000	2,049,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date.

2
In April and May 2012, 4,950 and 4,493 shares, respectively, of restricted stock with weighted-average prices of $3.00 and $1.34 per share, respectively, were repurchased in connection with employee separations.

Part II. Other Information
(Unaudited)

Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

The following XBRL documents are filed herewith:
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

Federated Investors, Inc.
(Registrant)

Date	July 27, 2012	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	July 27, 2012	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer