Form 10-Q
period 2012-09-30
FEDERATED INVESTORS INC /PA/
filed 2012-10-26
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 23, 2012, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,909,676 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information

Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management's expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation including potential rule proposals by the Securities and Exchange Commission affecting money market funds or possible regulatory action by the Financial Stability Oversight Council; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; the rising costs of risk management; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap; the announced 2012 special dividend; plans for international growth and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, potential increases in costs relating to risk management, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors herein under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$183,484	$49,273
Investments—affiliates	143,512	159,539
Investments—other	40,781	113,505
Receivables, net of reserve of $74 and $121, respectively	32,382	21,526
Prepaid expenses	12,211	17,420
Other current assets	1,689	5,248
Total current assets	414,059	366,511
Long-Term Assets
Goodwill	645,459	642,329
Renewable investment advisory rights	68,455	64,600
Other intangible assets, net of accumulated amortization of $46,234 and $56,537, respectively	11,354	13,997
Property and equipment, net of accumulated depreciation of $48,869 and $47,249, respectively	39,077	38,228
Other long-term assets	26,582	25,191
Total long-term assets	790,927	784,345
Total assets	$1,204,986	$1,150,856
LIABILITIES
Current Liabilities
Short-term debt	$42,500	$42,500
Accounts payable and accrued expenses	44,412	41,691
Accrued compensation and benefits	55,727	59,971
Other current liabilities	23,631	34,324
Total current liabilities	166,270	178,486
Long-Term Liabilities
Long-term debt	286,875	318,750
Long-term deferred tax liability, net	94,685	73,246
Other long-term liabilities	33,677	37,191
Total long-term liabilities	415,237	429,187
Total liabilities	581,507	607,673
Commitments and contingencies (Note (13))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	2,553	506
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	267,555	252,950
Additional paid-in capital from treasury stock transactions	7	0
Retained earnings	1,125,886	1,069,913
Treasury stock, at cost, 25,545,780 and 25,762,366 shares Class B common stock, respectively	(770,128)	(772,481)
Accumulated other comprehensive loss, net of tax	(3,695)	(8,612)
Total Federated Investors, Inc. shareholders’ equity	619,814	541,959
Nonredeemable noncontrolling interest in subsidiary	1,112	718
Total permanent equity	620,926	542,677
Total liabilities, temporary equity and permanent equity	$1,204,986	$1,150,856
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Investment advisory fees, net—affiliates	$142,188	$123,510	$413,340	$400,754
Investment advisory fees, net—other	18,118	15,889	50,680	47,361
Administrative service fees, net—affiliates	55,879	54,928	168,157	163,527
Other service fees, net—affiliates	18,511	16,056	57,135	55,790
Other service fees, net—other	2,910	2,952	8,949	9,346
Other, net	862	713	2,620	1,930
Total revenue	238,468	214,048	700,881	678,708
Operating Expenses
Compensation and related	65,131	57,930	194,411	184,819
Distribution	64,146	54,440	188,168	176,930
Systems and communications	6,532	5,825	19,615	17,131
Office and occupancy	6,108	6,202	18,479	18,436
Professional service fees	(7,864)	9,437	12,376	44,171
Advertising and promotional	3,559	3,887	9,802	9,889
Travel and related	2,913	2,809	9,000	8,501
Intangible asset related	799	1,263	1,642	6,672
Other	7,111	5,244	17,988	16,565
Total operating expenses	148,435	147,037	471,481	483,114
Operating income	90,033	67,011	229,400	195,594
Nonoperating Income (Expenses)
Investment income, net	1,452	1,022	4,269	3,206
Gain (loss) on securities, net	2,254	(2,293)	5,056	515
Debt expense	(3,534)	(3,972)	(10,935)	(13,187)
Other, net	(29)	(83)	(195)	(192)
Total nonoperating income (expenses), net	143	(5,326)	(1,805)	(9,658)
Income before income taxes	90,176	61,685	227,595	185,936
Income tax provision	31,983	23,165	81,922	69,477
Net income including noncontrolling interest in subsidiaries	58,193	38,520	145,673	116,459
Less: Net income attributable to the noncontrolling interest in subsidiaries	2,420	200	7,165	2,495
Net income	$55,773	$38,320	$138,508	$113,964
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.54	$0.37	$1.33	$1.09
Cash dividends per share	$0.24	$0.24	$0.72	$0.72
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income including noncontrolling interest in subsidiaries	$58,193	$38,520	$145,673	$116,459

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale and reclassification adjustment[1]	1,908	(5,829)	3,712	(5,813)
Unrealized loss on hedging instruments and reclassification adjustment[2]	822	(2,213)	1,111	(2,934)
Foreign currency translation loss and reclassification adjustment[3]	(182)	(618)	(158)	(24)
Other comprehensive income (loss)	2,548	(8,660)	4,665	(8,771)
Comprehensive income including noncontrolling interest in subsidiaries	60,741	29,860	150,338	107,688
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	82	(30)	(160)	108
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	2,365	165	7,073	2,384
Comprehensive income attributable to Federated Investors, Inc.	$58,294	$29,725	$143,425	$105,196

[1]
The tax expense related to this line item was $1,190 and $2,432 for the three and nine months ended September 30, 2012, respectively. The tax benefit related to this line item was $(4,272) and $(4,247) for the three and nine months ended September 30, 2011, respectively.

[2]
The tax expense related to this line item was $425 and $871 for the three and nine months ended September 30, 2012, respectively. The tax benefit related to this line item was $(1,303) and $(2,107) for the three and nine months ended September 30, 2011, respectively.

[3]
The tax (benefit) expense related to this line item was $(113) and $50 for the three and nine months ended September 30, 2012, respectively. The tax benefit related to this line item was $(298) and $(11) for the three and nine months ended September 30, 2011, respectively.

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2010	$237,397	$135	$1,036,571	$(778,609)	$(3,695)	$491,799	$373	$492,172	$1,543
Net income	0	0	113,964	0	0	113,964	2,384	116,348	111
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale and reclassification adjustment	0	0	(3)	0	(5,810)	(5,813)	0	(5,813)	0
Unrealized loss on interest rate swap and reclassification adjustment	0	0	0	0	(2,934)	(2,934)	0	(2,934)	0
Foreign currency translation loss	0	0	0	0	(21)	(21)	0	(21)	(3)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	6,511
Deconsolidation	0	0	0	0	0	0	0	0	(7,626)
Stock award activity	14,812	(457)	(10,948)	11,428	0	14,835	0	14,835	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(75,032)	0	0	(75,032)	(1,504)	(76,536)	(17)
Stock option activity	(3,973)	662	0	14,468	0	11,157	0	11,157	0
Purchase of treasury stock	0	0	0	(19,104)	0	(19,104)	0	(19,104)	0
Balance at September 30, 2011	$248,236	$340	$1,064,552	$(771,817)	$(12,460)	$528,851	$1,253	$530,104	$519
Balance at December 31, 2011	$253,139	$0	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
Net income	0	0	138,508	0	0	138,508	7,073	145,581	92
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale and reclassification adjustment	0	0	0	0	3,712	3,712	0	3,712	0
Reclassification adjustment and unrealized loss on hedging instruments	0	0	0	0	1,111	1,111	0	1,111	0
Foreign currency translation gain (loss) and reclassification adjustment	0	0	0	0	94	94	0	94	(252)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	14,738
Stock award activity	14,605	7	(7,654)	7,655	0	14,613	0	14,613	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(74,881)	0	0	(74,881)	(6,679)	(81,560)	(12,531)
Purchase of treasury stock	0	0	0	(5,302)	0	(5,302)	0	(5,302)	0
Balance at September 30, 2012	$267,744	$7	$1,125,886	$(770,128)	$(3,695)	$619,814	$1,112	$620,926	$2,553
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income including noncontrolling interest in subsidiaries	$145,673	$116,459
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	5,376	5,999
Depreciation and other amortization	7,880	11,301
Share-based compensation expense	14,959	14,464
Gain on disposal of assets	(3,368)	(2,443)
Provision for deferred income taxes	22,108	13,470
Fair-value adjustments for contingent liabilities	(1,000)	900
Tax (detriment) benefit from share-based compensation	(342)	128
Excess tax benefits from share-based compensation	(1,045)	(1,447)
Net sales (purchases) of trading securities	76,230	(7,823)
Deferred sales commissions paid	(9,276)	(6,765)
Contingent deferred sales charges received	1,049	1,191
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(10,912)	2,495
Decrease in prepaid expenses and other assets	4,647	2,680
Decrease in accounts payable and accrued expenses	(5,507)	(16,962)
(Decrease) increase in other liabilities	(6,579)	11,325
Net cash provided by operating activities	239,893	144,972
Investing Activities
Purchases of securities available for sale	(50,650)	(72,108)
Cash paid for business acquisitions	(7,617)	(47,975)
Proceeds from redemptions of securities available for sale	75,948	26,795
Cash paid for property and equipment	(6,475)	(6,820)
Net cash provided (used) by investing activities	11,206	(100,108)
Financing Activities
Dividends paid	(74,893)	(75,061)
Purchases of treasury stock	(5,177)	(19,867)
Distributions to noncontrolling interest in subsidiaries	(19,210)	(1,521)
Contributions from noncontrolling interest in subsidiaries	13,730	6,511
Proceeds from shareholders for share-based compensation	9	15,153
Excess tax benefits from share-based compensation	1,045	1,447
Payments on debt	(31,875)	(31,875)
Other financing activities	(517)	(5,611)
Net cash used by financing activities	(116,888)	(110,824)
Net increase (decrease) in cash and cash equivalents	134,211	(65,960)
Cash and cash equivalents, beginning of period	49,273	198,756
Cash and cash equivalents, end of period	$183,484	$132,796
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

(3) Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued an update to the accounting standard on intangibles. The update amends guidance on testing indefinite-lived intangible assets for impairment to permit an optional qualitative assessment prior to performing a fair value calculation. If the result of the qualitative assessment determines it is more likely than not that an indefinite-lived intangible asset is not impaired, a quantitative fair value calculation would not be required. This update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, however, early adoption is permitted. Federated elected to early adopt the new guidance effective October 1, 2012 in connection with its annual impairment testing of indefinite-lived intangible assets. The adoption of the update will not have a financial impact on Federated's Consolidated Financial Statements.

On January 1, 2012, Federated adopted updated requirements for expanded fair-value disclosures as issued by the FASB. The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. As the updates affect disclosure only, the adoption of the update did not have a financial impact on Federated’s Consolidated Financial Statements.

On January 1, 2012, Federated adopted FASB updates to the accounting standard on the presentation of comprehensive income that requires presentation of the components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Federated elected to present the components of comprehensive income in two separate but consecutive statements and as a result, began reporting a Consolidated Statement of Comprehensive Income.

On January 1, 2012, Federated adopted a FASB update to the accounting standard on intangibles that amends guidance on testing goodwill for impairment to permit a qualitative assessment prior to performance of the two-step impairment test. If the result of the qualitative assessment reveals that there are no indicators of impairment, a quantitative calculation would not be required. This update did not have a financial impact on Federated's Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Nine Months Ended
	September 30,
	2012	2011
Money market assets	47%	46%
Equity assets	31%	33%
Fixed-income assets	21%	20%

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
In August 2012, SEC Chairman Mary Schapiro issued a public statement announcing that she did not have sufficient votes from fellow SEC commissioners to pursue certain proposed reforms relating to money market funds. In her statement, Ms. Schapiro stated that the SEC had been considering two alternative reform proposals, one which would have required a floating net asset value, and the other which would have imposed capital requirements coupled with some form of redemption restriction. In her statement, she invited other policymakers to take up the issue of reform. On September 27, 2012, Treasury Secretary Timothy Geithner sent a letter to the members of the Financial Stability Oversight Council (FSOC) announcing his intent to pursue money market fund reform. His letter urged FSOC to use its authority under Section 120 of the Dodd-Frank Act to recommend that the SEC proceed with money market reform. Mr. Geithner outlined three potential options for reform in his letter and stated that he had asked his staff to begin drafting a formal recommendation for FSOC to consider at its November 2012 meeting. FSOC is required to take costs into account and solicit public comment on any proposed recommendation. If FSOC were to issue such recommendation to the SEC, the SEC would not be required to adopt such recommendation, but would be required to explain in writing why it has determined not to follow the recommendation.
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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

If ultimately enacted, some or all of these changes would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The very proposal of such amendments could have an adverse impact on Federated's money market fund business and operations and could also negatively impact the short-term credit markets. Management is carefully monitoring developments in this area and plans to actively participate both individually and with industry groups in the public comment process that would accompany any rule change proposal. Federated is unable to assess the degree of any potential impact such additional reforms may have on its business and operations until such proposals are issued. Even when issued, the final version of any rule amendment could vary significantly from the form in which it is proposed.
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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Revenue	$(69.5)	$(88.9)	$(220.2)	$(231.7)
Distribution expense	(52.9)	(63.2)	(163.6)	(170.5)
Operating income	(16.6)	(25.7)	(56.6)	(61.2)
Noncontrolling interest	(0.3)	(2.5)	(0.9)	(5.5)
Pre-tax impact	$(16.3)	$(23.2)	$(55.7)	$(55.7)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields decreased for the third quarter 2012 as compared to the same quarter of 2011 primarily as a result of improved yields on instruments held by the money market funds. The negative pre-tax impact of fee waivers to maintain positive or zero net yields remained flat for the first nine months of 2012 as compared to the same period of 2011 primarily as a result of higher average yields on instruments held by the money market funds offset by higher average money market assets in the first nine months of 2012 compared to the first nine months of 2011. In terms of recent trends, the negative pre-tax impact of these fee waivers on income for the quarter ended September 30, 2012 was less than the impact in the first and second quarters of 2012 and the third and fourth quarters of 2011. The Federal Reserve Bank recently stated that it anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. As such, fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue at least through mid-2015. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the fourth quarter 2012 may result in a negative pre-tax impact on income of approximately the same amount as the third quarter 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated’s revenue for both the three- and nine-month periods ended September 30, 2012 was derived from services provided to two sponsored funds, the Federated Prime Obligations Fund (11% for both the three- and nine-month periods ended September 30, 2012) and the Federated Kaufmann Fund (10% for both the three- and nine-month periods ended September 30, 2012). A significant and prolonged decline in the assets under management (AUM) in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

(c) Revenue Concentration by Customer

A significant portion of Federated’s total revenue for the three- and nine-month periods ended September 30, 2012 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (10% and 11% for the three- and nine-month periods ended September 30, 2012, respectively). Significant changes in Federated’s relationship with this customer could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related material reductions to distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included herein under the section entitled Risk Factors under Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a voting rights entity or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to September 30, 2012 and December 31, 2011.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated’s sponsored mutual funds meet the definition of a VIE primarily due to the funds’ typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. As of September 30, 2012 and December 31, 2011, Federated was the sole or majority investor in certain investment companies and was deemed to be the primary beneficiary since Federated’s majority interest would absorb the majority of the variability of the net assets of the VIE. At September 30, 2012, the aggregate assets and liabilities of such entities that Federated consolidated were $38.4 million and $1.4 million, respectively, and Federated recorded $2.6 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. At December 31, 2011, the aggregate assets and liabilities of such entities that Federated consolidated were $111.1 million and $0.5 million, respectively, and Federated recorded $0.5 million to Redeemable noncontrolling interest in subsidiaries on Federated’s Consolidated Balance Sheets. The assets of the consolidated investment companies are primarily classified as Investments—other on Federated’s Consolidated Balance Sheets and are restricted for use by the investment company. The liabilities of the consolidated investment

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

companies are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets and primarily represent investments sold short.

Federated’s conclusion to consolidate an investment company may vary from period to period based on changes in its percentage interest in the entity resulting from changes in the number of fund shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. During the three- and nine-month periods ended September 30, 2012, Federated deconsolidated a non-U.S. dollar-denominated money market fund in which it was the sole investor as a result of redeeming its investment. Accordingly, Federated deconsolidated $78.3 million in Investments—other. In addition, Federated realized a foreign currency gain of $1.2 million in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income that had been recorded in Accumulated other comprehensive loss, net of tax. Federated's foreign currency risk in this investment was hedged by investments in foreign currency forward contracts which were settled in the three- and nine-month periods ended September 30, 2012. Accordingly, an offsetting pre-tax loss of $1.1 million was reclassified out of Accumulated other comprehensive loss, net of tax and realized in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.

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

(b) Non-Consolidated Variable Interest Entities

At September 30, 2012 and December 31, 2011, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	September 30, 2012			December 31, 2011
(in millions)	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1]	$285,111.7	$—	$336.4	$290,517.7	$—	$221.5
Collateralized debt obligation[2]	$0	$0	$0	$2.1	$12.0	$0
Equity investment	$3.1	$0.2	$6.9	$4.5	$0.7	$7.1

[1]
The unconsolidated VIE assets for the investment companies represent total net AUM for the related investment companies. Of Federated’s $336.4 million invested in these entities at September 30, 2012, $174.4 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $162.0 million included in Investments—affiliates and Investments—other on the Consolidated Balance Sheets. Of Federated’s $221.5 million invested in these entities at December 31, 2011, $44.0 million represents investments in money market funds included in Cash and cash equivalents, with the remaining $177.5 million included in Investments—affiliates and Investments—other on the Consolidated Balance Sheets.

[2]	The Collateralized Debt Obligation closed in July 2012. There was no resulting impact to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity method of accounting. As of September 30, 2012, the equity-method investee managed over $500 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders of the investee, the investee meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the investee's activities and therefore is not the primary beneficiary. Federated has not provided financial support to the investee. Federated’s investment is included in Other long-term assets on the Consolidated Balance Sheets.

The difference between Federated's $6.9 million maximum exposure to loss related to this investment and its proportionate share of the investee's underlying net assets is characterized as goodwill and is evaluated for other-than-temporary impairments under the equity method of accounting. In light of recent declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each of these in the future, management estimated the fair value of its investment at September 30, 2012 and considered whether its investment was other-than-temporarily impaired. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology. Significant inputs into the model included: (1) an estimated rate of change for AUM based on estimated net sales, (2) an estimated profitability margin, and (3) a discount rate based upon the current estimated market rate of return. Based on management's evaluation of qualitative and quantitative factors, management concluded that the investment was not other-than-temporarily impaired as of September 30, 2012. However, given uncertainties regarding the success of future sales efforts and possible prolonged periods of underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$183,484	$0	$0	$183,484	$49,273	$0	$0	$49,273
Available-for-sale equity securities[1]	110,487	33,025	0	143,512	128,611	30,928	0	159,539
Trading securities—equity	14,128	18,654	0	32,782	10,805	18,653	0	29,458
Trading securities—debt	701	7,298	0	7,999	216	83,831	0	84,047
Foreign currency forward contract	0	89	0	89	0	55	0	55
Total financial assets	$308,800	$59,066	$0	$367,866	$188,905	$133,467	$0	$322,372
Financial Liabilities
Interest rate swap	$0	$12,891	$0	$12,891	$0	$15,241	$0	$15,241
Acquisition-related future consideration payments liability	0	0	15,765	15,765	0	0	13,404	13,404
Other[2]	1,041	16	0	1,057	0	245	0	245
Total financial liabilities	$1,041	$12,907	$15,765	$29,713	$0	$15,486	$13,404	$28,890
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

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2012 or December 31, 2011.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Cash and cash equivalents invested in Federated money market funds totaled $177.3 million and $45.8 million at September 30, 2012 and December 31, 2011, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value of the underlying funds, and are classified within Level 1 of the valuation hierarchy.

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

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Trading securities—equity
These trading securities primarily represent the equity securities held by consolidated investment funds and are included in Investments—other on the Consolidated Balance Sheets. For the publicly traded equity securities available in an active exchange market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets may be determined by third-party pricing services when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. The determination to use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2011 and September 30, 2012, $0.6 million of investments transferred from Level 2 to Level 1 as a result of a determination by management at the end of 2011 to use adjusted quoted market prices because there had been a significant trend to do so in the U.S. equity markets or in index futures trading after the foreign markets closed, as compared to, at the end of the third quarter 2012, using unadjusted quoted market prices to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At September 30, 2012 and December 31, 2011, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using net asset value as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating one of its feeder funds as of September 30, 2012 and December 31, 2011. The offshore master investment fund, which is not publicly traded in an active exchange market, makes investments in global project and trade finance transactions. The $18.4 million and $17.9 million fair value at September 30, 2012 and December 31, 2011, respectively, of the feeder fund's investment in the master fund was determined using the net asset value of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at September 30, 2012 and December 31, 2011. Shares can be redeemed quarterly with a three-month minimum notice. In addition, certain restrictions exist which limit the amount of the redemption in any given period. These provisions regarding redemptions did not materially impact the measurement of fair value.

Trading securities—debt
At September 30, 2012, trading debt securities primarily represent U.S. and foreign investment-grade bonds held by consolidated sponsored investment funds. The fair value of these securities may include observable market data such as closing market prices provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. The entire amount of these securities is included in Investments—other on the Consolidated Balance Sheets. At December 31, 2011, trading debt securities primarily represented high-quality short-term debt securities held by a consolidated, non-U.S. dollar-denominated money market fund ($77.1 million). Such assets had a maximum weighted-average maturity of 15 days at December 31, 2011 and were valued based on amortized cost, which approximated fair value given the high-quality, short-term nature of these securities.
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Receivables, net or Other current liabilities on the Consolidated Balance Sheets. These contracts primarily represent contracts held by certain consolidated sponsored investment funds as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (Level 2).
Interest rate swap
The fair value of Federated's interest rate swap (the Swap) is included in Other current liabilities ($6.6 million) and Other long-term liabilities ($6.3 million) on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Eurodollar future rate and yields for three- and thirty-year Treasury securities (Level 2). See Note (9) for more information regarding the Swap.

Acquisition-related future consideration payments liability
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (13)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2012, acquisition-related future consideration liabilities were recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($12.0 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3). As of September 30, 2012, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from (13)% - 28% per year (weighted average of 4%); (2) an estimate ranging from 0% - 0.02% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.01%); and (3) an estimated discount rate ranging from 15% - 18% based on the current estimated market rate of return (weighted average of 16%). Assuming no other changes in model inputs, the fair value of the future consideration payments liability will increase, resulting in additional Intangible asset related expense in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount, or (3) the discount rate decreases. Conversely, the fair value of the future consideration payments liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$13,904	$18,358	$13,404	$20,058
New acquisition adjustment[1]	1,861	0	3,361	(2,600)
Changes in fair value[2]	0	0	(1,000)	900
Ending balance	$15,765	$18,358	$15,765	$18,358

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2012.

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

(7) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 included available-for-sale and trading securities. At September 30, 2012 and December 31, 2011, Federated held investments totaling $143.5 million and $159.5 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets. Federated’s trading securities totaled $40.8 million and $113.5 million at September 30, 2012 and December 31, 2011, respectively, and were included in Investments—other on the Consolidated Balance Sheets. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the products (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Federated’s Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 as trading securities.

Federated’s trading securities as of September 30, 2012 were primarily comprised of an offshore master fund invested in global project and trade finance transactions ($18.4 million) and stocks of large-cap U.S. and international companies ($14.3 million) held by various other consolidated investment companies.

Available-for-sale securities were as follows:

	September 30, 2012				December 31, 2011
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$42,882	$5,166	$0	$48,048	$43,217	$2,037	$(925)	$44,329
Fixed-income mutual funds	93,862	1,702	(100)	95,464	115,699	461	(950)	115,210
Total fluctuating-value mutual funds	$136,744	$6,868	$(100)	$143,512	$158,916	$2,498	$(1,875)	$159,539

The decrease in available-for-sale securities at September 30, 2012 as compared to December 31, 2011, was primarily due to $75.9 million in redemptions of fixed-income and equity mutual funds during the first nine months of 2012 partially offset by purchases of $50.7 million of fixed-income and equity mutual funds in the first nine months of 2012.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Unrealized gain (loss)
Trading securities	$738	$(1,963)	$1,432	$(1,688)
Derivatives[1]	(64)	(163)	123	(270)
Realized gains[2]
Available-for-sale securities[3]	1,034	223	3,142	2,310
Trading securities	278	92	829	704
Derivatives[1]	410	23	636	429
Realized losses[2]
Trading securities	(68)	(214)	(415)	(529)
Derivatives[1]	(74)	(291)	(691)	(441)
Gain (loss) on securities, net[4]	$2,254	$(2,293)	$5,056	$515

[1]	Amounts related to the settlement of economic derivatives held by certain consolidated sponsored products.

[2]	Realized gains and losses are computed on a specific-identification basis.
3  Amounts related to sales of available-for-sale securities resulting in proceeds of $6.4 million and $75.9 million for the three and nine months ended September 30, 2012, respectively, and $15.9 million and $26.8 million for the three and nine months ended September 30, 2011, respectively.
4  Amounts related to consolidated investment companies totaled $1.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, and $(2.3) million and $(1.7) million for the three and nine months ended September 30, 2011, respectively.

(8) Other Current Liabilities

Federated's Other current liabilities at September 30, 2012 included an accrual of $6.6 million related to the short-term portion of the Swap (the long-term portion of $6.3 million was accrued in Other long-term liabilities; see Note (9) for additional information) and $3.8 million for the short-term portion of the future consideration payments liability related to the third quarter 2010 acquisition of the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition) (the long-term portion of $8.6 million was accrued in Other long-term liabilities; see Note (13)(a) for additional information).

Federated’s Other current liabilities at December 31, 2011 included an accrual of $6.4 million related to the short-term portion of the Swap (the long-term portion of $8.8 million was accrued in Other long-term liabilities), $5.9 million contingent purchase price payment accrual related to the fourth quarter 2008 acquisition of certain assets of Clover Capital Management, Inc. (Clover Capital Acquisition) and $4.0 million for the short-term portion of the future consideration payments liability related to the aforementioned SunTrust Acquisition (the long-term portion of $9.4 million was accrued in Other long-term liabilities). See Note (13)(a) for additional information on these contingent payments.

Also included in Other current liabilities at December 31, 2011 was $10.0 million related to insurance proceeds received for claims submitted to cover costs primarily associated with various legal proceedings. The retention of these advance insurance payments was contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim had been denied, Federated would have been required to repay all or a portion of these advance payments. During the third quarter 2012, Federated received final approval by the insurance carrier for $17.3 million of claims. Accordingly, Federated recognized $17.3 million in the Consolidated Statements of Income as a reduction to Professional service fees. Federated reversed the $10.0 million liability in Other current liabilities and accrued the remaining $7.3 million related to expected insurance proceeds in Receivables, net at September 30, 2012, which was subsequently received in the fourth quarter 2012.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

(9) Debt and Interest Rate Swap

Debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	September 30, 2012	December 31, 2011
Term Loan	3.646%	$329,375	$361,250
Less: Short-term debt		42,500	42,500
Long-term debt		$286,875	$318,750

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with the Swap, which expires on April 1, 2015.

In the second quarter 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and $200 million revolving credit facility (collectively, Credit Agreement). The Credit Agreement expires on June 10, 2016. The Term Loan, a variable-rate note, requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration.

Federated entered into the Swap with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with the Term Loan. Under the Swap, which expires on April 1, 2015, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements will be recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at September 30, 2012 was a liability of $12.9 million which was recorded in Other current liabilities ($6.6 million) and Other long-term liabilities ($6.3 million) on the Consolidated Balance Sheet. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheet at September 30, 2012. During the next twelve months management expects to charge $6.6 million of this loss to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to September 30, 2012 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the three- and nine-month periods ended September 30, 2012, $1.8 million and $5.5 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap. During the three- and nine-month periods ended September 30, 2011, $2.1 million and $6.3 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.

As of September 30, 2012, the entire $200 million revolving credit facility was available for borrowings.

(10) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2012, Federated awarded 483,773 shares of restricted Federated Class B common stock, nearly all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Federated awarded 1,011,876 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2011. Of this amount, 456,876 shares of restricted Federated Class B common stock were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees.

(b) Stock Options

During the first nine months of 2012, there were no stock options exercised. Options exercised during 2011 totaled 603,418.

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

During the first nine months of 2012, Federated repurchased 0.3 million shares of common stock for $5.3 million, nearly all of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At September 30, 2012, 1.9 million shares remain available to be purchased under the current buyback program.

(12) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$55,773	$38,320	$138,508	$113,964
Less: Total income available to participating unvested restricted shareholders[1]	(1,951)	(1,211)	(4,978)	(3,746)
Total net income attributable to Federated Common Stock[2]	$53,822	$37,109	$133,530	$110,218
Denominator
Basic weighted-average common shares outstanding	100,417	100,684	100,292	100,725
Dilutive potential shares from stock options	0	0	0	31
Diluted weighted-average common shares outstanding	100,417	100,684	100,292	100,756
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.54	$0.37	$1.33	$1.09

[1]	Income available to participating restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

For the three- and nine-month periods ended September 30, 2012, 0.3 million stock option awards were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. For the three- and nine-month periods ended September 30, 2011, 0.4 million and 0.9 million stock option awards, respectively, were outstanding but not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(13) Commitments and Contingencies

(a) Contractual

As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The first contingent purchase price payment of $5.0 million was paid in the fourth quarter of 2011. At September 30, 2012, management estimated remaining contingent payments could total $15 million over the four years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of September 30, 2012, a liability of $12.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) (see Note (6)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The applicable growth targets were not met for the third anniversary year and as such, no amount was paid related to the third anniversary year. The remaining contingent purchase price payment could total as much as $49 million. As of September 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, are recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were paid related to the first and second anniversary years. In the first quarter 2012, $5.9 million was paid with regard to the third anniversary year ended in December 2011. As of September 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provided for two forms of contingent purchase price payments payable based on certain revenue earned by Federated from the Federated InterContinental Fund and/or Federated InterContinental Fund asset growth and performance. As of September 30, 2012, a total of $5.8 million has been paid in contingent payments. A total of $2.2 million was accrued in Other

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

current liabilities and recorded as goodwill as of September 30, 2012 related to the final contingent payments to be paid in the fourth quarter 2012 in connection with this acquisition.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017 and, based on current projections, are not expected to be material to the Consolidated Financial Statements.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2012, the maximum bonus payable over the remaining terms of the contracts approximates $56 million, none of which would be payable in the remainder of 2012. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at September 30, 2012, $0.7 million would be paid in 2013 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2012, Federated does not believe that a material loss related to these claims is reasonably possible.

(14) Subsequent Events

On October 11, 2012, Federated reached a tentative settlement with another one of its insurance carriers for $3.0 million of claims submitted over the past several years related to various legal proceedings. In the period in which the settlement is finalized, Federated will recognize $3.0 million in the Consolidated Statement of Income as a reduction to the operating expense line item originally charged as a result of the costs incurred, Professional service fees.

On October 25, 2012, the board of directors declared a $1.75 per share dividend to shareholders of record as of November 8, 2012 to be paid on November 15, 2012. The dividend, which will be paid from Federated's existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.24 quarterly dividend and a $1.51 special dividend. The special dividend is expected to decrease diluted earnings per share for fourth quarter 2012 by approximately $0.04 and for full-year 2012 by approximately $0.02 due to the application of the two-class method of calculating earnings per share.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $364.1 billion in managed assets as of September 30, 2012. The majority of Federated’s revenue is derived from advising and administering Federated mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing various other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services (collectively, Other Services).

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at September 30, 2012 attributable to such markets are as follows: wealth management and trust (48%), broker/dealer (31%), institutional (12%) and international (6%).

Investment advisory fees, administrative fees and certain fees for Other Services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. As such, Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management (AUM) in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset type and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain thresholds. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and comprise the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.

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

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Federated operates in a single operating segment, the investment management

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

business. Management evaluates Federated's performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain AUM and, in light of the continuing adverse market conditions, are also dependent upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers in order for certain money market funds to maintain positive or zero net yields. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are AUM, total revenue and net income, both in total and per diluted share.

Business Developments

Money Market Fund Matters
For the nine-month period ended September 30, 2012, approximately 47% of Federated’s total revenue was attributable to money market assets as compared to 46% for the same period in 2011. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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
In August 2012, SEC Chairman Mary Schapiro issued a public statement announcing that she did not have sufficient votes from fellow SEC commissioners to pursue certain proposed reforms relating to money market funds. In her statement, Ms. Schapiro stated that the SEC had been considering two alternative reform proposals, one which would have required a floating net asset value, and the other which would have imposed capital requirements coupled with some form of redemption restriction. In her statement, she invited other policymakers to take up the issue of reform. On September 27, 2012, Treasury Secretary Timothy Geithner sent a letter to the members of Financial Stability Oversight Council (FSOC) announcing his intent to pursue money market fund reform. His letter urged FSOC to use its authority under Section 120 of the Dodd-Frank Act to recommend that the SEC proceed with money market reform. Mr. Geithner outlined three potential options for reform in his letter and stated that he had asked his staff to begin drafting a formal recommendation for FSOC to consider at its November 2012 meeting. FSOC is required to take costs into account and solicit public comment on any proposed recommendation. If FSOC were to issue such recommendation to the SEC, the SEC would not be required to adopt such recommendation, but would be required to explain in writing why it has determined not to follow the recommendation.
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
If ultimately enacted, some or all of these changes would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The very proposal of such amendments could have an adverse impact on Federated's money market fund business and operations and could also negatively impact the short-term credit markets. Management is carefully monitoring developments in this area and plans to actively participate both individually and with industry groups in the public comment process that would accompany any rule change proposal. Federated is unable to assess the degree of any potential impact such additional reforms may have on its business and operations until such proposals are issued. Even when issued, the final version of any rule amendment could vary significantly from the form in which it is proposed.

(b) Historically Low Short-Term Interest Rates
Throughout 2011 and the first nine months of 2012, the Federal Reserve left the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. These fee waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's ability to share the impact of the waivers with third-party intermediaries. The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
(in millions)
Investment advisory fees	$(41.2)	$(43.0)	$(52.9)	$(58.8)	$(57.2)
Other service fees	(28.3)	(27.3)	(27.5)	(30.2)	(31.7)
Total Revenue	(69.5)	(70.3)	(80.4)	(89.0)	(88.9)
Distribution expense	(52.9)	(53.1)	(57.5)	(61.9)	(63.2)
Operating income	(16.6)	(17.2)	(22.9)	(27.1)	(25.7)
Noncontrolling interest	(0.3)	0.0	(0.6)	(1.0)	(2.5)
Pre-tax impact	$(16.3)	$(17.2)	$(22.3)	$(26.1)	$(23.2)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields decreased $6.9 million for the third quarter 2012 as compared to the same quarter of 2011 primarily as a result of improved yields on instruments held by the money market funds. The negative pre-tax impact of fee waivers to maintain positive or zero net yields remained flat for the first nine months of 2012 as compared to the same period of 2011 primarily as a result of higher average yields on instruments held by the money market funds ($3.9 million) offset by higher average money market assets in the first nine months of 2012 compared to the first nine months of 2011 ($3.4 million). In terms of recent trends, the negative pre-tax impact of these fee waivers on income for the quarter ended September 30, 2012 was less than the impact in the first and second quarters of 2012 and the third and fourth quarters of 2011. The Federal Reserve Bank recently stated that it anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. As such, fee waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue at least through mid-2015. Based on recent market conditions and assuming asset levels remain constant, fee waivers for the fourth quarter 2012 may result in a negative pre-tax impact on income of approximately the same amount as the third quarter 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Global Expansion
Federated continues to explore opportunities to further expand its global footprint. In the second quarter 2012, Federated completed the acquisition of London-based Prime Rate Capital Management LLP, a cash management firm with $4.3 billion in money market AUM as of the date of acquisition. In the third quarter 2012, Federated expanded its European distribution capabilities through an agreement with Bury Street Capital, a European distribution firm based in London. Federated also expanded into the Asia-Pacific region by opening an office in Australia. The expansion into the Asia-Pacific region will result in increased operating costs that could approximate $6 million over the next twelve months. The actual increase in operating costs could vary significantly from management’s estimates as further business development plans are finalized and implemented.

Insurance Proceeds
In the third quarter 2012, Federated obtained the final approval from one of its insurance carriers for $17.3 million of claims submitted over the past several years related to various legal proceedings. Accordingly, Federated recognized $17.3 million in the Consolidated Statement of Income as a reduction to Professional service fees. In a prior period, Federated had received $10.0 million as an advance from its insurance carrier related to these claims which was included in Other current liabilities on the Consolidated Balance Sheet. Federated reversed the $10.0 million liability in Other current liabilities and accrued the remaining $7.3 million related to expected insurance proceeds in Receivables, net at September 30, 2012, which was subsequently received in the fourth quarter 2012.

On October 11, 2012, Federated reached a tentative settlement with another one of its insurance carriers for $3.0 million of claims submitted over the past several years related to various legal proceedings. In the period in which the settlement is finalized, Federated will recognize $3.0 million in the Consolidated Statement of Income as a reduction to Professional service fees which were originally charged as a result of the costs incurred.

Subsequent Event - Special Cash Dividend
On October 25, 2012, the board of directors declared a $1.75 per share dividend to shareholders of record as of November 8, 2012 to be paid on November 15, 2012. The dividend, which will be paid from Federated's existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.24 quarterly dividend and a $1.51 special dividend. The special dividend is expected to decrease diluted earnings per share for fourth quarter 2012 by approximately $0.04 and for full-year 2012 by approximately $0.02 due to the application of the two-class method of calculating earnings per share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2012	2011
By Asset Class
Money market	$269,622	$271,653	(1)%
Fixed-income	51,389	42,883	20%
Equity	35,355	27,971	26%
Liquidation portfolios[1]	7,718	9,144	(16)%
Total managed assets	$364,084	$351,651	4%
By Product Type
Funds:
Money market	$244,826	$245,293	0%
Fixed-income	41,547	35,620	17%
Equity	23,658	20,140	17%
Total mutual fund assets	$310,031	$301,053	3%
Separate Accounts:
Money market	$24,796	$26,360	(6)%
Fixed-income	9,842	7,263	36%
Equity	11,697	7,831	49%
Total separate account assets	$46,335	$41,454	12%
Liquidation Portfolios[1]	$7,718	$9,144	(16)%
Total managed assets	$364,084	$351,651	4%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2012	2011		2012	2011
By Asset Class
Money market	$268,573	$266,756	1%	$274,293	$270,236	2%
Fixed-income	50,195	43,001	17%	47,912	42,105	14%
Equity	34,158	29,699	15%	33,326	30,758	8%
Liquidation portfolios[1]	7,948	9,309	(15)%	8,334	9,994	(17)%
Total average managed assets	$360,874	$348,765	3%	$363,865	$353,093	3%
By Product Type
Funds:
Money market	$243,111	$239,406	2%	$246,130	$239,807	3%
Fixed-income	40,579	35,478	14%	39,203	33,759	16%
Equity	23,133	21,491	8%	22,950	22,277	3%
Total average mutual fund assets	$306,823	$296,375	4%	$308,283	$295,843	4%
Separate Accounts:
Money market	$25,462	$27,350	(7)%	$28,163	$30,429	(7)%
Fixed-income	9,616	7,523	28%	8,709	8,346	4%
Equity	11,025	8,208	34%	10,376	8,481	22%
Total average separate account assets	$46,103	$43,081	7%	$47,248	$47,256	0%
Liquidation Portfolios[1]	$7,948	$9,309	(15)%	$8,334	$9,994	(17)%
Total average managed assets	$360,874	$348,765	3%	$363,865	$353,093	3%

[1]
Liquidation portfolios include portfolios of distressed fixed-income securities. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Changes in Fixed-Income and Equity Fund Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Fixed-Income Funds
Beginning assets	$39,494	$34,874	$37,241	$31,933
Sales	5,120	4,049	15,578	13,294
Redemptions	(3,770)	(3,707)	(11,396)	(12,427)
Net sales	1,350	342	4,182	867
Net exchanges	(92)	29	(1,661)	1,835
Acquisition-related	144	132	144	132
Market gains and losses/reinvestments[1]	651	243	1,641	853
Ending assets	$41,547	$35,620	$41,547	$35,620
Equity Funds
Beginning assets	$22,671	$22,678	$21,930	$22,626
Sales	1,454	2,434	4,806	5,448
Redemptions	(1,527)	(1,966)	(5,511)	(5,690)
Net (redemptions) sales	(73)	468	(705)	(242)
Net exchanges	(14)	(40)	(23)	(44)
Acquisition-related	190	463	190	463
Market gains and losses/reinvestments[1]	884	(3,429)	2,266	(2,663)
Ending assets	$23,658	$20,140	$23,658	$20,140

[1]
Reflects approximate changes in the fair value of the securities held by the funds, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

Changes in Fixed-Income and Equity Separate Account Assets and Liquidation Portfolios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Fixed-Income Separate Accounts
Beginning assets	$9,474	$7,544	$7,573	$8,772
Sales[2]	309	198	1,153	1,283
Redemptions[2]	(202)	(469)	(1,003)	(1,248)
Net sales (redemptions)[2]	107	(271)	150	35
Net exchanges	1	0	1,593	(1,807)
Market gains and losses/reinvestments[3]	260	(10)	526	263
Ending assets	$9,842	$7,263	$9,842	$7,263
Equity Separate Accounts
Beginning assets	$10,550	$8,702	$8,957	$8,176
Sales[2]	1,062	723	3,359	1,988
Redemptions[2]	(503)	(631)	(1,686)	(1,981)
Net sales[2]	559	92	1,673	7
Net exchanges	0	7	(9)	28
Market gains and losses/reinvestments[3]	588	(970)	1,076	(380)
Ending assets	$11,697	$7,831	$11,697	$7,831
Liquidation Portfolios
Beginning assets	$8,124	$9,964	$8,856	$10,708
Sales[2]	0	0	0	2
Redemptions[2]	(406)	(820)	(1,137)	(1,565)
Net redemptions[2]	(406)	(820)	(1,137)	(1,563)
Market gains and losses/reinvestments[3]	0	0	(1)	(1)
Ending assets	$7,718	$9,144	$7,718	$9,144

[2]
For certain accounts, Sales, Redemptions or Net sales/redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.

[3]
Reflects approximate changes in the fair value of the securities held in the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
By Asset Class
Money market assets	76%	76%	47%	46%
Fixed-income assets	13%	12%	21%	20%
Equity assets	9%	9%	31%	33%
Liquidation portfolios	2%	3%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Funds:
Money market assets	68%	68%	46%	45%
Fixed-income assets	11%	10%	20%	18%
Equity assets	6%	6%	26%	29%
Separate Accounts:
Money market assets	8%	8%	1%	1%
Fixed-income assets	2%	2%	1%	2%
Equity assets	3%	3%	5%	4%
Liquidation Portfolios	2%	3%	0%	0%
Other activities	--	--	1%	1%

Total managed assets represent the balance of AUM at a point in time. By contrast, average managed assets represent the average balance of AUM during a period of time. Because substantially all revenue and certain components of distribution expense are generally calculated daily based on AUM, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period.

September 30, 2012 period-end managed assets increased 4% over period-end managed assets at September 30, 2011 due primarily to increases in period-end fixed-income and equity assets. Average managed assets for the three-month period ended September 30, 2012 increased 3% compared to the same period in 2011 primarily due to increases in average fixed-income and equity assets. Average managed assets for the nine-month period ended September 30, 2012 increased 3% over average managed assets for the same period in 2011 primarily as a result of increases in average fixed-income, money market and equity assets.

Period-end money market assets at September 30, 2012 decreased 1% as compared to September 30, 2011. Average money market assets for the three- and nine-month periods ended September 30, 2012 increased 1% and 2%, respectively, as compared to the same periods in 2011. Period-end fixed-income assets at September 30, 2012 increased 20% as compared to September 30, 2011. Average fixed-income assets for the three- and nine-month periods ended September 30, 2012 increased 17% and 14%, respectively, as compared to the same periods in 2011

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

primarily due to positive net sales and market appreciation. Period-end equity assets at September 30, 2012 increased 26% as compared to September 30, 2011. Average equity assets for the three- and nine-month periods ended September 30, 2012 increased 15% and 8%, respectively, as compared to the same periods in 2011 primarily due to market appreciation and positive net sales. As expected, liquidation portfolios at September 30, 2012 decreased 16% as compared to September 30, 2011 and average assets in liquidation portfolios for the three- and nine-month periods ended September 30, 2012 decreased 15% and 17%, respectively, as compared to the same periods in 2011 due to the gradual liquidation of the portfolios.

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2012	2011	Change	Percent Change	2012	2011	Change	Percent Change
Revenue from managed assets	$236.5	$212.0	$24.5	12%	$695.0	$672.7	$22.3	3%
Revenue from sources other than managed assets	2.0	2.0	0.0	0%	5.9	6.0	(0.1)	(2)%
Total revenue	$238.5	$214.0	$24.5	11%	$700.9	$678.7	$22.2	3%

Revenue from managed assets increased $24.5 million for the three-month period ended September 30, 2012 as compared to the same period in 2011 primarily due to a decrease of $19.4 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, an increase of $4.6 million from higher average fixed-income assets and an increase of $1.8 million resulting from higher average equity assets.

Revenue from managed assets increased $22.3 million for the nine-month period ended September 30, 2012 as compared to the same period in 2011 primarily due to an increase of $13.3 million resulting from higher average fixed-income assets, a decrease of $11.5 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and an increase of $3.8 million resulting from higher average money market assets. The increase in revenue was partially offset by a decrease of $5.4 million due to a change in the mix of average equity assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decrease in expense and net income attributable to noncontrolling interests, the net pre-tax impact on income and a discussion of management’s expectation regarding the pre-tax impact on income of fee waivers for the fourth quarter of 2012.

For the nine-month periods ended September 30, 2012 and 2011, Federated’s ratio of revenue from managed assets to average managed assets was 0.25%.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2012	2011	Change	Percent Change	2012	2011	Change	Percent Change
Compensation and related	$65.1	$57.9	$7.2	12%	$194.4	$184.8	$9.6	5%
Distribution	64.1	54.4	9.7	18%	188.2	176.9	11.3	6%
Professional service fees	(7.9)	9.4	(17.3)	(184)%	12.4	44.2	(31.8)	(72)%
All other	27.1	25.3	1.8	7%	76.5	77.2	(0.7)	(1)%
Total operating expenses	$148.4	$147.0	$1.4	1%	$471.5	$483.1	$(11.6)	(2)%

Total operating expenses for the three-month period ended September 30, 2012 increased $1.4 million compared to the same period in 2011. Professional service fees decreased $17.3 million primarily due to the recognition of insurance proceeds in the third quarter of 2012. See Business Developments – Insurance Proceeds for additional information. Distribution expense increased $9.7 million in the third quarter 2012 as compared to the same period in 2011 primarily as a result of lower fee waivers associated with maintaining positive or zero net yields in certain money market funds. Compensation and related increased $7.2 million in the third quarter 2012 as compared to the same period in 2011 primarily due to higher incentive compensation.

Total operating expenses for the nine-month period ended September 30, 2012 decreased $11.6 million compared to the same period in 2011. Professional service fees decreased $31.8 million primarily due to a $17.3 million decrease in expenses related to non-recurring legal proceedings in the first quarter 2011 and a $17.3 million decrease due to the aforementioned recognition of insurance proceeds in the third quarter of 2012. Distribution expense increased $11.3 million in the first nine months of 2012 as compared to the same period in 2011 primarily due to a $6.9 million increase resulting from lower fee waivers associated with maintaining positive or zero net yields in certain money market funds and a $4.0 million increase related to higher average fixed-income assets. Compensation and related increased $9.6 million in the first nine months of 2012 as compared to the same period in 2011 primarily due to a $4.0 million increase in base compensation and a $3.7 million increase in incentive compensation.

Nonoperating Income (Expenses). Nonoperating income (expenses), net increased $5.5 million for the three-month period ended September 30, 2012 as compared to the same period in 2011. The increase is primarily due to a $4.5 million increase in Gain (loss) on securities, net due primarily to increases in fair values of trading securities held ($2.8 million) and increased realized gains on investments ($1.4 million).

Nonoperating expenses, net decreased $7.9 million for the nine-month period ended September 30, 2012 as compared to the same period in 2011. The decrease reflects a $4.5 million increase in Gain (loss) on securities, net due primarily to increases in fair values of trading securities held ($3.5 million) and increased realized gains on investments ($1.2 million), a $2.3 million decrease in Debt expense primarily due to decreased average outstanding loan balances ($1.3 million) and a lower average interest rate ($1.2 million) due to refinancing this debt in June 2011 and a $1.1 million increase in Investment income, net primarily due to a higher average yield on the investment portfolio.

Income Taxes. The income tax provision increased $8.8 million for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to higher income before income taxes (net of net income attributable to noncontrolling interest in subsidiaries). The effective tax rate was 35.5% for the three-month period ended September 30, 2012 as compared to 37.6% for the same period in 2011. The decrease in effective tax rate primarily related to a change in the relative percentage of income from noncontrolling interest to pretax book income (0.9%) and a reduction to the capital loss deferred tax asset valuation allowance (0.8%).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

The income tax provision increased $12.4 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to higher income before income taxes (net of net income attributable to noncontrolling interest in subsidiaries). The effective tax rate was 36.0% for the nine-month period ended September 30, 2012 as compared to 37.4% for the same period in 2011. The decrease in effective tax rate primarily related to a change in the relative percentage of income from noncontrolling interest to pretax book income (0.6%) and a reduction to the capital loss deferred tax asset valuation allowance (0.5%).

Net Income attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interest in subsidiaries increased $2.2 million for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to the impact of lower fee waivers associated with maintaining positive or zero net yields in certain money market funds.

Net income attributable to noncontrolling interest in subsidiaries increased $4.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to the impact of lower fee waivers associated with maintaining positive or zero net yields in certain money market funds.

Net Income attributable to Federated Investors, Inc. Net income increased $17.5 million for the three months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended September 30, 2012 increased $0.17 as compared to the same period of 2011 primarily due to increased net income.

Net income increased $24.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the nine months ended September 30, 2012 increased $0.24 as compared to the same period of 2011 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2012, liquid assets, consisting of cash and cash equivalents, investments and receivables, totaled $400.2 million as compared to $343.8 million at December 31, 2011. The increase of $56.4 million primarily reflects an increase of $134.2 million in Cash and cash equivalents, which is described further in the discussion below, partially offset by a decrease of $72.7 million in Investments—other due primarily to net redemptions of trading securities and a decrease of $16.0 million in Investments—affiliates due primarily to net redemptions of available-for-sale securities in the first nine months of 2012.

At September 30, 2012, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to recent events in certain euro-zone countries. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $170.7 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $239.9 million for the nine months ended September 30, 2012 as compared to $145.0 million for the same period in 2011. The increase of $94.9 million was primarily due to an $84.1 million increase in net sales of trading securities and an increase in cash received from customers due to the $22.3 million increase in revenue from managed assets previously discussed. These items were partially offset by an $8.3 million decrease in insurance proceeds received in the first nine months of 2012 compared to the same period of 2011 for claims submitted to cover costs primarily associated with certain legal proceedings.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Cash Provided by Investing Activities. During the nine-month period ended September 30, 2012, cash provided by investing activities was $11.2 million and was primarily related to $75.9 million in redemptions of available-for-sale securities, partially offset by $50.7 million in cash paid for purchases of available-for-sale securities.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2012, cash used by financing activities was $116.9 million. During the first nine months of 2012, Federated paid $74.9 million or $0.72 per share in dividends to holders of its common shares and repaid $31.9 million in connection with its long-term debt obligations (see Note (9) to the Consolidated Financial Statements for additional information).

Borrowings. In the second quarter 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks (Credit Agreement). The borrowings included a $382.5 million term loan (Term Loan) and $200 million revolving credit facility. During each of the nine months ended September 30, 2012 and 2011, Federated made principal payments of $31.9 million on the Term Loan. As of September 30, 2012, the entire $200 million revolving credit facility was available for borrowings. The interest rate swap (the Swap) that Federated entered into during 2010 to hedge its interest rate risk associated with the term loan remains in effect. See Note (9) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. An interest coverage ratio of at least 4 to 1 is required and as of September 30, 2012, the interest coverage ratio was 24.61 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of September 30, 2012, the leverage ratio was 1.01 to 1. Federated was in compliance with its interest coverage and leverage ratios at and during the nine months ended September 30, 2012. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On October 25, 2012, the board of directors declared a $1.75 per share dividend to shareholders of record as of November 8, 2012 to be paid on November 15, 2012. The dividend, which will be paid from Federated's existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.24 quarterly dividend and a $1.51 special dividend. See Business Developments - Subsequent Event for more information on the diluted earnings per share impact for the quarter and year ending December 31, 2012.

After evaluating Federated’s projected liquid assets following the special dividend payment, expected continuing cash flow from operations, its remaining borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $519 million.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill and equity-method investment as of September 30, 2012.

Long-term deferred tax liability, net at September 30, 2012 increased $21.4 million from December 31, 2011 primarily as a result of tax amortization in excess of book amortization of intangible assets ($16.1 million) and an increase in unrealized gains on available-for-sale securities ($3.1 million).

There were no indicators of goodwill impairment as of September 30, 2012 as Federated’s market capitalization exceeded the book value of equity by more than 200%.

Federated’s $6.9 million equity-method investment is included in Other long-term assets on the Consolidated Balance Sheets. This investment is evaluated for other-than-temporary impairment under the equity method of accounting. In light of recent declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each of these in the future, management estimated the fair value of its investment at September 30, 2012 and considered whether its investment was other-than-temporarily impaired. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology. Significant inputs into the model included: (1) an estimated rate of change for AUM based on estimated net sales, (2) an estimated profitability margin, and (3) a discount rate based upon the current estimated market rate of return. Based on management's evaluation of qualitative and quantitative factors, management concluded that the investment was not other-than-temporarily impaired as of September 30, 2012. However, given uncertainties regarding the success of future sales efforts and possible prolonged periods of underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses. See Note (5)(b) to the Consolidated Financial Statements for more information regarding this equity investment.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In the third quarter 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less operating expenses directly attributed to certain eligible assets. The first contingent purchase price payment of $5.0 million was paid in the fourth quarter of 2011. At September 30, 2012, management estimated remaining contingent payments could total $15 million over the four years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of September 30, 2012, a liability of $12.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.8 million) and Other long-term liabilities ($8.6 million) (see Note (6)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of David W. Tice & Associates LLC that relate to the management of the Prudent Bear Fund and the Prudent DollarBear Fund (Prudent Bear Acquisition). As part of the Prudent Bear Acquisition, Federated is required to make contingent purchase price payments based upon certain revenue growth targets over the four-year period following the acquisition date. The

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

contingent purchase price payments are recorded as additional goodwill at the time the contingency is resolved. The first two contingent purchase price payments of $5.1 million and $44.7 million were paid in the first quarters of 2010 and 2011, respectively. The applicable growth targets were not met for the third anniversary year and as such, no amount was paid related to the third anniversary year. The remaining contingent purchase price payment could total as much as $49 million. As of September 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the fourth quarter 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, are recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no amounts were paid related to the first and second anniversary years. In the first quarter 2012, $5.9 million was paid with regard to the third anniversary year ended in December 2011. As of September 30, 2012, no amounts were accrued for the fourth anniversary year ending in December 2012.

In the third quarter 2007, Federated completed a transaction with Rochdale Investment Management LLC to acquire certain assets relating to its business of providing investment advisory and investment management services to the Rochdale Atlas Portfolio (Rochdale Acquisition). The Rochdale Acquisition agreement provided for two forms of contingent purchase price payments payable based on certain revenue earned by Federated from the Federated InterContinental Fund and/or Federated InterContinental Fund asset growth and performance. As of September 30, 2012, a total of $5.8 million has been paid in contingent payments. A total of $2.2 million was accrued in Other current liabilities and recorded as goodwill as of September 30, 2012 related to the final contingent payments to be paid in the fourth quarter 2012 in connection with this acquisition.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017 and, based on current projections, are not expected to be material to the Consolidated Financial Statements.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2012, the maximum bonus payable over the remaining terms of the contracts approximates $56 million, none of which would be payable in the remainder of 2012. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at September 30, 2012, $0.7 million would be paid in 2013 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2012, Federated does not believe that a material loss related to these claims is reasonably possible.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011, management believes that its policies regarding accounting for intangible assets, acquisition-related future consideration liabilities and income taxes involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of these policies.

Risk Factors

Potential Adverse Effects of a Material Concentration in Revenue. For the nine-month period ended September 30, 2012, approximately 47% of Federated’s total revenue was attributable to money market assets as compared to 46% for the same period in 2011. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant increases in interest rates over a short period of time, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Potential Adverse Effects of Historically Low Interest Rates. In December 2008, the Federal Reserve cut the federal funds target rate, a benchmark used by banks to set rates paid on many types of consumer and business loans, to a range between 0% and 0.25%. This action by the Federal Reserve negatively impacts the yields of money market funds, in particular treasury and government agency money market funds. Money market fund yields reflect the return on short-term investments (e.g. Treasury bills), less fund expenses. With short-term interest rates at or near zero, money market funds may not be able to maintain positive yields for shareholders. On September 13, 2012, the Federal Reserve announced that they would keep the federal funds target rate in a range between 0% and 0.25% and that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2015. Federated voluntarily waives certain fees or assumes expenses of the funds for competitive reasons such as to maintain positive or zero net yields, which has and could continue to cause material adverse effects on Federated’s results of operations. Federated, however, is not obligated to make such fee waivers or to assume any such fund expenses.

Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including a discussion of management’s expectation regarding the pre-tax impact on income of fee waivers for the fourth quarter of 2012. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Potential Adverse Effects of Rising Interest Rates. Despite the expectation that increases in short-term interest rates above the historically low rates of 0% - 0.25% will reduce the impact of fee waivers to maintain positive or zero net yields, increases in interest rates could also have an adverse effect on Federated’s revenue from money market and other fixed-income products. In a rising short-term interest rate environment, certain investors using money market products and other short-term duration fixed-income products for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other fund products holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment portfolios and other products. Management can not estimate the extent of any impact of rising interest rates may have on Federated's revenue, but such an impact could be material.

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns (domestic or international), including disruptions in securities and credit markets, may adversely affect the profitability and performance of, demand for and investor confidence in Federated’s investment products and services. In addition, Federated's products may be adversely affected by potential deterioration in sovereign or currency market conditions. The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products Federated offers and its investment performance and strategies under prevailing market conditions. In the event of extreme circumstances, including economic, political, or business crises, Federated’s products may suffer significant net redemptions in AUM causing severe liquidity issues in its short-term sponsored investment products and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated’s reputation, financial position, results of operations or liquidity.

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
In August 2012, SEC Chairman Mary Schapiro issued a public statement announcing that she did not have sufficient votes from fellow SEC commissioners to pursue certain proposed reforms relating to money market funds. In her statement, Ms. Schapiro stated that the SEC had been considering two alternative reform proposals, one which would have required a floating net asset value, and the other which would have imposed capital requirements coupled with some form of redemption restriction. In her statement, she invited other policymakers to take up the issue of reform. On September 27, 2012, Treasury Secretary Timothy Geithner sent a letter to the members of FSOC announcing his intent to pursue money market fund reform. His letter urged FSOC to use its authority under Section 120 of the Dodd-Frank Act to recommend that the SEC proceed with money market reform. Mr. Geithner outlined three potential options for reform in his letter and stated that he had asked his staff to begin drafting a formal recommendation for FSOC to consider at its November 2012 meeting. FSOC is required to take costs into account and solicit public comment on any proposed recommendation. If FSOC were to issue such recommendation to the SEC, the SEC would not be required to adopt such recommendation, but would be required to explain in writing why it has determined not to follow the recommendation.
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
If ultimately enacted, some or all of these changes would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The very proposal of such amendments could have an adverse impact on Federated's money market fund business and operations and could also negatively impact the short-term credit markets. Management is carefully monitoring developments in this area and plans to actively participate both individually and with industry groups in the public comment process that would accompany any rule change proposal. Federated is unable to assess the degree of any potential impact such additional reforms may have on its business and operations until such proposals are issued. Even when issued, the final version of any rule amendment could vary significantly from the form in which it is proposed.
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

Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 47% of Federated’s total revenue for the first nine months of 2012 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the Federal Deposit Insurance Corporation. Although money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources including significant credit analysis to the management of its products. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to severe liquidity issues and/or further persistent declines in or additional prolonged periods of historically low yields in money market products which could impact their NAVs. If the NAV of a Federated money market fund were to decline to less than $1.00 per share, Federated money market funds would likely experience significant redemptions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s financial position, results of operations or liquidity.

No Assurance of Access to Sufficient Liquidity. From time to time, Federated’s operations may require more cash than is then available from operations. In these circumstances, it may be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated equity or debt securities. Federated’s ability to raise additional capital in the future will be affected by several factors including Federated’s creditworthiness, the fair value of Federated’s common stock, as well as general market conditions. There can be no assurance that Federated will be able to obtain these funds and financing on acceptable terms, if at all.

Retaining and Recruiting Key Personnel. Federated’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of client accounts. Moreover, since certain of Federated’s products contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products could have a disproportionate impact on Federated’s business.

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

Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products to financial intermediaries including banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products directly to corporations and institutions. A significant portion of Federated’s total revenue for the three- and nine-month periods ended September 30, 2012 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation (10% and 11% for the three- and nine-month periods ended September 30, 2012, respectively). If this financial intermediary were to cease operations or limit or otherwise end the distribution of Federated’s investment products, it could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income. There can be no assurance that Federated will continue to have access to the financial intermediaries that currently distribute Federated products or that Federated’s relationship with such intermediaries will continue over time. In addition, Federated has experienced increases in the cost of distribution as a percentage of total revenue over the years and expects such costs to continue to increase due to asset growth and the competitive nature of the mutual fund business, exclusive of decreases related to maintaining positive or zero net yields. Higher distribution costs reduce Federated’s operating and net income.

Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products than on fixed-income and money market products and liquidation portfolios. Likewise, mutual fund products generally have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the fair value of securities held by, or the level of redemptions from, the funds or other products advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and ability to grow. Similarly, changes in Federated’s average asset mix across both asset and product types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (Unaudited)

from managed assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products that permit investors to redeem their investment at any time. Additionally, changing market conditions may continue to cause a shift in Federated’s asset mix towards money market and fixed-income products which may cause a decline in Federated’s revenue and net income.

Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business, results of operations or business prospects. In terms of revenue concentration by product, a significant portion of Federated’s revenue for both the three- and nine-month periods ended September 30, 2012 was derived from services provided to two sponsored funds, the Federated Prime Obligations Fund (11% for both the three- and nine-month periods ended September 30, 2012) and the Federated Kaufmann Fund (10% for both the three- and nine-month periods ended September 30, 2012). A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to related reductions to distribution expenses associated with these funds.

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

Impairment Risk. At September 30, 2012, Federated had intangible assets including goodwill and a long-term equity-method investment totaling $732.2 million on its Consolidated Balance Sheet, the vast majority of which represent assets capitalized in connection with Federated’s acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect Federated’s results of operations for the period.

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

Potential Adverse Effects of Unpredictable Events. Unpredictable events, including natural disaster, pandemic, war and terrorist attack, could adversely impact Federated’s ability to conduct business. Such events could cause disruptions in economic conditions, system interruption, loss of life, unavailability of personnel or additional costs. As such, there can be no assurance that unpredictable events, or the costs to address such events, would not have a material adverse effect on Federated’s business, financial condition, results of operations or business prospects.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Unaudited)

There have not been any material changes to Federated’s exposures to market risk during the nine months ended September 30, 2012 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2011.

Part I, Item 4. Controls and Procedures
(Unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2012.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July	0	$0.00	0	2,049,834
August[2]	2,594	0.00	0	2,049,834
September[2]	149,650	20.34	140,000	1,909,834
Total	152,244	$19.99	140,000	1,909,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date.

2
In August and September 2012, 2,594 and 9,650 shares, respectively, of restricted stock with weighted-average prices of $0.00 and $3.00 per share, respectively, were repurchased in connection with employee separations.

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

Federated Investors, Inc.
(Registrant)

Date	October 26, 2012	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 26, 2012	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer