Form 10-K
period 2012-12-31
FEDERATED INVESTORS INC /PA/
filed 2013-02-22
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $2.0 billion, based on the last reported sales price of $21.85 as reported by the New York Stock Exchange. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 19, 2013, was 9,000 and 104,419,704, respectively.

Documents incorporated by reference:
Selected portions of the 2012 Annual Report to Shareholders – Part I, Part II and Part IV of this Form 10-K.
Selected portions of the 2013 Information Statement – Part III of this Form 10-K.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States with $379.8 billion in assets under management (AUM or managed assets) at December 31, 2012.
Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated’s principal source of revenue is investment advisory fee income earned by various domestic subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the AUM of the investment products.
Federated provided investment advisory services to 137 Federated-sponsored funds (the Federated Funds) as of December 31, 2012. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The funds sponsored by Federated are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, both of which are domiciled in Dublin, Ireland, and the Federated Prime Rate Capital Management funds, which are domiciled in the United Kingdom. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (Investment Company Act) and under applicable federal laws. Each of the U.S.-domiciled registered funds enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the Investment Company Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which generally are terminable upon 60 days notice to the investment adviser.
Of the 137 Federated Funds as of December 31, 2012, Federated’s investment advisory subsidiaries managed 50 money market funds totaling $255.7 billion in AUM, 52 fixed-income funds with $42.5 billion in AUM and 35 equity funds with $23.2 billion in AUM.
As of December 31, 2012, Federated provided investment advisory services to $51.1 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that may be terminated at any time.
In addition, Federated manages liquidation portfolios which include portfolios of distressed fixed-income securities. In the distressed security category, Federated has been retained by third parties to manage assets through an orderly liquidation process that will generally occur over a multi-year period. As of December 31, 2012, Federated managed one liquidation portfolio with $7.3 billion in assets.
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
Total managed assets are composed of Federated Funds, Separate Accounts and liquidation portfolios and represent the balance of AUM at a point in time. Total managed assets for the past three years were as follows:

Assets Under Management

	As of December 31,			2012 vs. 2011	2011 vs. 2010
dollars in millions	2012	2011	2010
Money market	$284,704	$285,140	$276,026	0%	3%
Fixed-income	52,711	44,814	40,705	18%	10%
Equity	35,010	30,887	30,802	13%	0%
Liquidation portfolios	7,346	8,856	10,708	(17)%	(17)%
Total managed assets	$379,771	$369,697	$358,241	3%	3%
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

	Year ended December 31,			2012 vs. 2011	2011 vs. 2010
dollars in millions	2012	2011	2010
Money market	$274,206	$271,501	$268,701	1%	1%
Fixed-income	48,986	42,573	37,690	15%	13%
Equity	33,816	30,560	29,104	11%	5%
Liquidation portfolios	8,141	9,753	11,579	(17)%	(16)%
Total average managed assets	$365,149	$354,387	$347,074	3%	2%
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
Revenue
Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

	Year ended December 31,			2012 vs. 2011	2011 vs. 2010
dollars in thousands	2012	2011	2010
Investment advisory fees, net	$630,834	$586,340	$639,404	8%	(8)%
Administrative service fees, net	225,529	220,356	215,643	2%	2%
Other service fees, net	85,902	85,385	94,035	1%	(9)%
Other, net	3,441	3,033	2,861	13%	6%
Total revenue	$945,706	$895,114	$951,943	6%	(6)%
Federated’s revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2012 vs. 2011	2011 vs. 2010
dollars in thousands	2012	2011	2010
Domestic	$923,208	$878,504	$929,903	5%	(6)%
Foreign	22,498	16,610	22,040	35%	(25)%
Total revenue	$945,706	$895,114	$951,943	6%	(6)%

Historically Low Short-Term Interest Rates
Throughout 2011 and 2012, the Federal Reserve left the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. These fee waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

These voluntary fee waivers are calculated as a percent of AUM in certain money market funds and thus will vary dependent upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, available yields on instruments held by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market fund would cause fee waivers to increase.

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds as well as the distribution among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower waivers to maintain positive or zero net yields. Conversely, the opposite would also be true.
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

				2012	2011
in millions	2012	2011	2010	vs. 2011	vs. 2010
Investment advisory fees	$(177.2)	$(201.6)	$(134.3)	12%	(50)%
Other service fees	(113.8)	(119.1)	(107.3)	4%	(11)%
Total Revenue	(291.0)	(320.7)	(241.6)	9%	(33)%
Less: Reduction in Distribution expense	218.5	232.3	186.6	(6)%	24%
Operating income	(72.5)	(88.4)	(55.0)	18%	(61)%
Less: Reduction in Noncontrolling interest	1.3	6.5	1.0	(80)%	550%
Pre-tax impact	$(71.2)	$(81.9)	$(54.0)	13%	(52)%
The negative pre-tax impact of fee waivers to maintain positive or zero net yields decreased in 2012 as compared to 2011 primarily as a result of improved yields on instruments held by the money market funds. During 2011, further declines in interest rates for certain money market investments drove an increase in these fee waivers as compared to 2010. (See Note (22) to the Consolidated Financial Statements for information regarding the quarterly pre-tax impact of these fee waivers.)

Based on recent commentary from the Federal Reserve Bank in its January 30, 2013 press release, “the current highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Federal Reserve will increase its target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions including the lower short-term interest rate environment in the first quarter of 2013 as compared to the fourth quarter of 2012, fee waivers for the first quarter 2013 may result in a negative pre-tax impact on income of approximately $21 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury, the Securities and Exchange Commission (SEC), the Financial Stability Oversight Council (FSOC) and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.
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
Federated is one of the largest U.S. managers of money market assets, with $284.7 billion in such AUM at December 31, 2012. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated has managed money market funds for nearly 40 years and began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. Federated manages money market assets in the following asset classes: government ($139.0 billion); prime ($123.3 billion); and tax free ($22.4 billion).
Federated’s fixed-income assets totaled $52.7 billion at December 31, 2012 and are managed in a wide range of sectors including multi-sector ($23.1 billion); municipal ($7.5 billion); U.S. government ($6.1 billion); U.S. corporate ($5.8 billion); high-yield ($5.1 billion); mortgage-backed ($3.1 billion); and international/global ($2.0 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of products designed to meet their investment needs.
Equity assets totaled $35.0 billion at December 31, 2012 and are managed across a wide range of styles including income and value ($15.1 billion); growth ($7.8 billion); blend ($3.7 billion); value ($3.0 billion); international/global ($2.3 billion); and alternative ($1.3 billion). Federated also manages assets in balanced and asset allocation funds ($1.8 billion). These asset allocation funds may also invest in fixed-income securities.
Federated’s liquidation portfolio totaled $7.3 billion in fixed-income assets at December 31, 2012.
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
Product Markets
Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2012 attributable to such markets are as follows: wealth management and trust (48%), broker/dealer (31%), institutional (12%) and international (6%).
Wealth Management & Trust, Global Capital Markets and Institutional Cash. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds nearly 40 years ago, and has since expanded its services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all of these types of firms use a broad range of Federated’s equity and fixed-income funds to invest the assets over which they have discretion.
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
Federated employs a dedicated sales force backed by an experienced support staff to offer products and services to the wealth management and trust market. As of December 31, 2012, managed assets in this market included $158.0 billion in money market assets, $17.1 billion in fixed-income assets and $7.4 billion in equity assets.
Broker/Dealer. Federated distributes its products in this market through a large, diversified group of approximately 1,500 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2012, managed assets in the broker/dealer market included $77.8 billion in money market assets, $18.9 billion in fixed-income assets and $19.7 billion in equity assets.
Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of domestic institutional customers including corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2012, managed assets in the institutional market included $30.8 billion in money market assets, $13.0 billion in fixed-income assets and $3.2 billion in equity assets.
International. Federated manages assets from clients outside the U.S. through subsidiaries focused on gathering assets in Europe, the Middle East, and through a new business initiative in the Asia-Pacific region launched in 2012. See Federated’s 2012 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – Global Expansion for additional information. As of December 31, 2012, managed assets in the international market included $12.5 billion in money market assets, $7.3 billion in liquidation portfolios, $2.4 billion in fixed-income assets and $1.0 billion in equity assets.

Competition
The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2012, there were approximately 7,600 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions, hedge funds and exchange traded funds.
Competition for sales of investment products is influenced by various factors, including investment performance, in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, investor confidence and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (the NYSE). Federated is also affected by certain regulations governing banks and other financial institutions. Federated's operations outside of the United States are subject to foreign laws and regulation by foreign regulatory authorities, such as the U.K. Financial Services Authority (FSA) for its London-based operations, the Central Bank of Ireland for its Irish-domiciled operations, the German Federal Financial Supervisory Authority for its Frankfurt-based operations and the Australian Securities and Investments Commission for its Melbourne-based operations. Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect the business and operations of Federated.
From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. The Dodd-Frank Act was enacted into law on July 21, 2010. Under the Dodd-Frank Act, Federated, as well as mutual funds, continue to be primarily regulated by the SEC. The Dodd-Frank Act provides, however, for a new systemic risk regulation regime under which it is possible that Federated and/or any one or more of its mutual funds could be subject to designation as a systemically important financial institution by FSOC thereby resulting in additional regulation by the Federal Reserve Board, in addition to primary regulation by the SEC. Any such designation would subject the designated entity to enhanced prudential measures, including capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated's products. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd-Frank Act on Federated.
In January 2010, the SEC adopted extensive amendments to Rule 2a-7 aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In 2010 and 2011, Federated dedicated internal resources to comply with these amendments including efforts to enhance its information systems and improve related reporting capabilities. These efforts were internally sourced and not material to Federated's financial position, results of operations or cash flows for those years. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthen money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. credit rating downgrade in 2011 and the ongoing European debt crisis.
On October 21, 2010, the President's Working Group issued its report on Money Market Fund Reform Options (the Report). The President's Working Group was tasked with studying possible additional reforms relating to money market funds that could mitigate systemic risk in the financial markets (including the potential for disruption in the financial markets caused by rapid shareholder redemptions in money market funds). The Report discusses the conditions that could cause money market funds to experience rapid shareholder redemptions and describes the advantages and disadvantages of a variety of policy options that could reduce the risk of such rapid redemptions. The Report suggests that the FSOC examine these options as part of its implementation of the Dodd-Frank Act.
The SEC undertook a project to develop a proposal for additional reforms related to money market funds. In August 2012, then SEC Chairman Mary Schapiro issued a public statement announcing that she did not have sufficient votes from the other SEC commissioners to pursue certain proposed reforms relating to money market funds. In her statement, Ms. Schapiro stated that the SEC had been considering two alternative reform proposals, one which would have required a floating net asset value (NAV), and the other which would have imposed capital requirements coupled with some form of redemption restriction. In her statement, she invited other policymakers to take up the issue of reform. On September 27, 2012, then Treasury Secretary Timothy Geithner sent a letter to the members of the FSOC announcing his intent to pursue money market fund reform. His letter urged FSOC to use its authority under Section 120 of the Dodd-Frank Act to recommend that the SEC proceed with money market reform. Mr. Geithner outlined three potential options for reform in his letter and stated that he had asked his staff to begin drafting a formal recommendation for FSOC to consider at its November 2012 meeting.
In November 2012, FSOC issued Proposed Recommendations Regarding Mutual Fund Reform citing its authority under Section 120 of the Dodd-Frank Act (Proposed Recommendations). The Proposed Recommendations are in draft form and are subject to a public comment period which ended on February 15, 2013. The Proposed Recommendations include three main alternatives: a floating NAV for money market funds; an NAV capital buffer and minimum balance at risk (or 30-day hold back of up to 3% on certain redemptions); and an NAV capital buffer combined with other measures. In response to the Proposed Recommendations, Federated has filed five comment letters on the Proposed Recommendations pointing out, among other things, that: (1) FSOC exceeded its authority in how it used the Section 120 process; (2) FSOC has not provided justification for further reform efforts; (3) a floating NAV would not prevent “runs” on money market funds; (4) an NAV capital buffer of the kind proposed is impractical and not economically attainable in the current interest rate environment; and (5) the minimum-balance-at-risk concept would impair the utility of money market funds to investors and would be prohibitively costly for both fund groups and intermediaries to implement.
On November 30, 2012, the SEC Staff issued a study entitled Response to Questions Posed by Commissioners Aguilar, Parades and Gallagher. This study responded to questions posed by the Commissioners in response to potential reform measures being advanced by then SEC Chairman Mary Shapiro. The study addressed certain misconceptions about the role of money market funds in the financial crisis of 2008 and confirmed the effectiveness of the 2010 amendments to Rule 2a-7. Federated also filed a comment letter on the study commending the SEC Staff for its work while raising questions on some aspects of the study and recommending further analysis.
Finally, it has been reported that the SEC Staff is working on its own rule proposal and that proposal could include a floating NAV for certain money market funds, in particular prime funds. It could also include a floating NAV proposal for all money market funds as well as other reform measures.
Federated believes the changes currently under consideration, if enacted, would significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par.

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
In addition, during the past few years regulators such as the SEC, FINRA and the NYSE have adopted other regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Rule amendments adopted by the Commodity Futures Trading Commission in the first quarter 2012 may also increase Federated's operating expenses and affect the conduct of its business. International regulators, such as the FSA, have also adopted and proposed regulations that could increase Federated's operating expenses and affect the conduct of its business. Other significant regulations or amendments to regulations have been proposed that, if adopted, will affect Federated and the Federated Funds.
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
Employees
At December 31, 2012, Federated employed 1,402 persons.
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K and the 2012 Annual Report to Shareholders, including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management’s expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation including potential rule proposals by the Securities and Exchange Commission affecting money market funds or action taken by the Financial Stability Oversight Council; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers, the impact of interest rates on such waivers, and the impact of such waivers on revenues and net income; the ability to raise additional capital; possible impairment charges; tax liability and the realization of deferred tax assets; capital losses; the impact of the interest rate swap; plans for international growth and the various items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators, and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors under Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers
The following section sets forth certain information regarding the executive officers of Federated as of February 22, 2013:

Name	Position	Age
John F. Donahue	Chairman and Director	88

J. Christopher Donahue	President, Chief Executive Officer and Director	63

Brian P. Bouda	Vice President and Chief Compliance Officer	65

Gordon J. Ceresino	Vice Chairman, and President, Federated International Management Limited	55

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	54

John B. Fisher	Vice President, and President and Chief Executive Officer of Federated Advisory Companies*	56

Eugene F. Maloney	Executive Vice President and Executive Vice President, Federated Investors Management Company	67

Denis McAuley III	Vice President, Principal Accounting Officer, and President of Federated Investors Trust Company	66

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	74

Thomas E. Territ	Vice President, and President, Federated Securities Corp.	53

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated, and Passport Research Ltd., a limited partnership.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated's initial public offering in May 1998. He is a director or trustee of 38 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He is President of 38 investment companies managed by subsidiaries of Federated. He is also director or trustee of 40 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer.
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
Mr. John B. Fisher has served as Vice President of Federated since 1998. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of the wholly owned subsidiaries. Prior to that, he served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated.
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
Mr. Denis McAuley III has served as Vice President of Federated since 1998 and as Principal Accounting Officer of Federated since 2001. He also serves as President of Federated Investors Trust Company and as Senior Vice President, Treasurer or Assistant Treasurer for various other subsidiaries of Federated. Mr. McAuley is a Certified Public Accountant.
Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. He is a trustee of four investment companies managed by subsidiaries of Federated. Mr. McGonigle is also Secretary of 41 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 40 of those registered investment companies.
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
The public may read and copy any materials Federated files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC.
Other Information
All other information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Income and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 1A – RISK FACTORS
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and is incorporated herein by reference.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated leases space sufficient to meet its operating needs. Federated’s operations are headquartered in Pittsburgh, Pennsylvania where it occupies approximately 259,000 square feet in the Federated Investors Tower. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania. Federated also leases an aggregate of approximately 25,000 square feet at other locations in the Pittsburgh area. Federated maintains office space in New York, New York, for the operations of Federated Global Investment Management Corp.; in Boston, Massachusetts, for the operations of Federated MDTA LLC; in Rochester, New York, for the operations of Federated Clover Investment Advisors; in Frankfurt, Germany and London, England for the operations of Federated International Holdings B.V.; and in Melbourne, Australia for the operations of Federated Investors Australia Pty Ltd.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and under the caption Notes to the Consolidated Financial Statements – Note (20) Commitments and Contingencies – (c) Legal Proceedings and is incorporated herein by reference.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October	50,000	$20.62	50,000	1,859,834
November	0	0.00	0	1,859,834
December	0	0.00	0	1,859,834
Total	50,000	$20.62	50,000	1,859,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of December 31, 2012.

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s 500® Index (S&P 500 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2012.
The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2007. Total return includes reinvestment of all dividends. As a member of the S&P 500 Index as of December 31, 2012, Federated is required to include this comparison. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance. Beginning on January 1, 2013, Federated was moved from the S&P 500 Index to the S&P MidCap 400® Index.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Federated	46.56	78.62	81.91	49.67	74.73
S&P 500 Index	63.00	79.67	91.68	93.61	108.59
S&P 1500 Asset Management & Custody Banks	51.33	64.87	74.01	60.15	77.02
All other information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements (including, but not limited to Note (11) Debt and Interest Rate Swap and Note (22) Supplementary Quarterly Financial Data (Unaudited)) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the caption Selected Consolidated Financial Data and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at December 31, 2012.
There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.
All other information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the caption Management’s Assessment of Internal Control Over Financial Reporting and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for the 2013 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated’s Information Statement for the 2013 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated’s share-based compensation as of December 31, 2012:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by shareholders	54,750	$31.97	5,966,722
Not approved by shareholders	0	0	0
Total	54,750	$31.97	5,966,722
All other information required by this Item is contained in Federated’s Information Statement for the 2013 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated’s Information Statement for the 2013 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is contained in Federated’s Information Statement for the 2013 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)     Financial Statements:
The information required by this Item is contained in Federated’s 2012 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.
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

10.73	Federated Investors, Inc. Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the March 31, 2012 Quarterly Report on Form 10-Q (File No. 001-14818))

13.01	Selected Portions of 2012 Annual Report to Shareholders (Filed herewith)

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
The following XBRL documents are filed herewith:
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

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 22, 2013
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 22, 2013
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer	February 22, 2013
Thomas R. Donahue

/s/ Michael J. Farrell	Director	February 22, 2013
Michael J. Farrell

/s/ David M. Kelly	Director	February 22, 2013
David M. Kelly

/s/ Denis McAuley III	Principal Accounting Officer	February 22, 2013
Denis McAuley III

/s/ John W. McGonigle	Director	February 22, 2013
John W. McGonigle

/s/ Edward G. O’Connor	Director	February 22, 2013
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description

13.01	Selected Portions of 2012 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document