Form 10-Q
period 2013-03-31
FEDERATED INVESTORS INC /PA/
filed 2013-04-26
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 23, 2013, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,783,754 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows and business mix; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management's expectations regarding borrowing; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the impact of increased regulation including potential rule proposals by the Securities and Exchange Commission affecting money market funds or action taken by the Financial Stability Oversight Council; the prospect of increased distribution-related expenses; management’s expectations regarding fee waivers, the impact of interest rates on such waivers and the impact of such waivers on revenues and net income; the ability to raise additional capital; possible impairment charges and the various items set forth under the section entitled Risk Factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators and the recent and ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$56,427	$67,585
Investments—affiliates	129,702	136,023
Investments—consolidated investment companies	116,465	51,073
Investments—other	4,263	3,947
Receivables, net of reserve of $58 and $50, respectively	24,607	24,120
Prepaid expenses	10,252	12,986
Other current assets	4,531	4,328
Total current assets	346,247	300,062
Long-Term Assets
Goodwill	648,824	648,820
Renewable investment advisory rights	68,455	68,455
Other intangible assets, net of accumulated amortization of $44,922 and $44,224, respectively	9,884	10,582
Property and equipment, net of accumulated depreciation of $52,504 and $50,910, respectively	40,737	38,912
Other long-term assets	23,121	23,230
Total long-term assets	791,021	789,999
Total assets	$1,137,268	$1,090,061
LIABILITIES
Current Liabilities
Short-term debt	$42,500	$42,500
Accounts payable and accrued expenses	44,810	45,255
Accrued compensation and benefits	23,445	68,172
Other current liabilities	26,786	25,207
Total current liabilities	137,541	181,134
Long-Term Liabilities
Long-term debt	265,625	276,250
Long-term deferred tax liability, net	110,774	99,399
Other long-term liabilities	24,345	29,334
Total long-term liabilities	400,744	404,983
Total liabilities	538,285	586,117
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	78,931	7,268
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	279,584	273,697
Retained earnings	991,018	984,505
Treasury stock, at cost, 24,721,702 and 25,064,280 shares Class B common stock, respectively	(751,418)	(760,022)
Accumulated other comprehensive loss, net of tax	(436)	(2,937)
Total Federated Investors, Inc. shareholders’ equity	518,937	495,432
Nonredeemable noncontrolling interest in subsidiary	1,115	1,244
Total permanent equity	520,052	496,676
Total liabilities, temporary equity and permanent equity	$1,137,268	$1,090,061
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Investment advisory fees, net—affiliates	$132,128	$133,519
Investment advisory fees, net—other	18,635	15,829
Administrative service fees, net—affiliates	56,828	57,292
Other service fees, net—affiliates	16,188	19,642
Other service fees, net—other	3,144	3,013
Other, net	1,049	986
Total revenue	227,972	230,281
Operating Expenses
Compensation and related	66,937	64,065
Distribution	58,240	61,693
Professional service fees	8,844	10,308
Systems and communications	6,623	6,310
Office and occupancy	6,432	6,253
Advertising and promotional	3,422	2,928
Travel and related	2,686	2,751
Intangible asset related	763	21
Other	5,826	5,605
Total operating expenses	159,773	159,934
Operating income	68,199	70,347
Nonoperating Income (Expenses)
Investment income, net	1,535	1,296
Gain on securities, net	2,893	2,050
Debt expense	(3,253)	(3,711)
Other, net	(40)	(37)
Total nonoperating income (expenses), net	1,135	(402)
Income before income taxes	69,334	69,945
Income tax provision	24,646	25,538
Net income including noncontrolling interests in subsidiaries	44,688	44,407
Less: Net income attributable to the noncontrolling interests in subsidiaries	1,694	2,082
Net income	$42,994	$42,325
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.41	$0.41
Cash dividends per share	$0.24	$0.24
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income including noncontrolling interests in subsidiaries	$44,688	$44,407

Other comprehensive income, net of tax
Permanent equity
Reclassification adjustment and unrealized loss on interest rate swap	1,049	444
Unrealized gain on securities available for sale and reclassification adjustment	1,483	3,971
Foreign currency items	(31)	17
Temporary equity
Foreign currency translation (loss) gain	(35)	24
Other comprehensive income	2,466	4,456
Comprehensive income including noncontrolling interests in subsidiaries	47,154	48,863
Less: Comprehensive income attributable to redeemable noncontrolling interest in subsidiaries	3	38
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	1,656	2,068
Comprehensive income attributable to Federated Investors, Inc.	$45,495	$46,757
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2011	$253,139	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
Net income	0	42,325	0	0	42,325	2,068	44,393	14
Other comprehensive income, net of tax	0	0	0	4,432	4,432	0	4,432	24
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	347
Stock award activity	5,516	(7,640)	7,640	0	5,516	0	5,516	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	(24,900)	0	0	(24,900)	(1,681)	(26,581)	(9)
Purchase of treasury stock	0	0	(1,064)	0	(1,064)	0	(1,064)	0
Balance at March 31, 2012	$258,655	$1,079,698	$(765,905)	$(4,180)	$568,268	$1,105	$569,373	$882
Balance at December 31, 2012	$273,886	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
Net income	0	42,994	0	0	42,994	1,656	44,650	38
Other comprehensive income (loss), net of tax	0	0	0	2,501	2,501	0	2,501	(35)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	5,024
Consolidation	0	0	0	0	0	0	0	67,384
Stock award activity	5,887	(11,314)	11,314	0	5,887	0	5,887	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	(25,063)	0	0	(25,063)	(1,785)	(26,848)	(748)
Purchase of treasury stock	0	0	(2,710)	0	(2,710)	0	(2,710)	0
Other	0	(104)	0	0	(104)	0	(104)	0
Balance at March 31, 2013	$279,773	$991,018	$(751,418)	$(436)	$518,937	$1,115	$520,052	$78,931
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income including noncontrolling interests in subsidiaries	$44,688	$44,407
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	2,113	1,625
Depreciation and other amortization	2,492	2,767
Share-based compensation expense	5,714	5,583
Gain on disposal of assets	(2,928)	(683)
Provision for deferred income taxes	10,132	10,716
Fair-value adjustments for contingent liabilities	(48)	(1,000)
Tax benefit (detriment) from share-based compensation	173	(67)
Excess tax benefits from share-based compensation	(463)	(463)
Net purchases of trading securities	(1,145)	(753)
Deferred sales commissions paid	(3,157)	(3,090)
Contingent deferred sales charges received	425	352
Other changes in assets and liabilities:
Increase in receivables, net	(487)	(1,925)
Decrease in prepaid expenses and other assets	7,017	4,501
Decrease in accounts payable and accrued expenses	(48,710)	(36,449)
Increase in other liabilities	3,957	4,735
Net cash provided by operating activities	19,773	30,256
Investing Activities
Purchases of securities available for sale	(859)	(766)
Cash paid for business acquisitions	(3,365)	(5,868)
Proceeds from redemptions of securities available for sale	11,758	17,949
Cash paid for property and equipment	(3,083)	(1,656)
Net cash provided by investing activities	4,451	9,659
Financing Activities
Dividends paid	(25,063)	(24,900)
Purchases of treasury stock	(2,473)	(1,133)
Distributions to noncontrolling interest in subsidiaries	(2,533)	(1,690)
Contributions from noncontrolling interest in subsidiaries	5,024	347
Excess tax benefits from share-based compensation	463	463
Payments on debt	(10,625)	(10,625)
Other financing activities	(175)	(125)
Net cash used by financing activities	(35,382)	(37,663)
Net (decrease) increase in cash and cash equivalents	(11,158)	2,252
Cash and cash equivalents, beginning of period	67,585	49,273
Cash and cash equivalents, end of period	$56,427	$51,525
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

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from such estimates and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain items previously reported have been reclassified to conform to the current period’s presentation.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2012.

(3) Recent Accounting Pronouncements
Comprehensive Income
Effective January 1, 2013, Federated adopted a Financial Accounting Standards Board (FASB) accounting standards update relating to the presentation of comprehensive income. The update requires disclosure of the changes in accumulated other comprehensive income balances by component as well as additional disclosure related to amounts reclassified out of accumulated other comprehensive income. See Note (13) for this new disclosure. As the update affected disclosure only, the adoption of the update did not have a financial impact on Federated’s Consolidated Financial Statements.

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2013	2012
Money market assets	43%	46%
Equity assets	33%	32%
Fixed-income assets	23%	21%

The decline in the relative proportion of Federated's revenue attributable to money market assets from March 31, 2012 to March 31, 2013 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Current Regulatory Environment - Domestic
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
More recently, the SEC undertook a project to develop a proposal for additional reforms related to money market funds. In August 2012, then SEC Chairman Mary Schapiro issued a public statement announcing that she did not have sufficient votes from the other SEC commissioners to pursue certain proposed reforms relating to money market funds. In her statement, Ms. Schapiro stated that the SEC had been considering two alternative reform proposals, one which would have required a floating net asset value (NAV) and the other which would have imposed capital requirements coupled with some form of redemption restriction. In her statement, she invited other policymakers to take up the issue of reform. On September 27, 2012, then Treasury Secretary Timothy Geithner sent a letter to the members of the Financial Stability Oversight Council (FSOC) announcing his intent to pursue money market fund reform. His letter urged FSOC to use its authority under Section 120 of the Dodd-Frank Act to recommend that the SEC proceed with money market reform. Mr. Geithner outlined three potential options for reform in his letter and stated that he had asked his staff to begin drafting a formal recommendation for FSOC to consider at its November 2012 meeting.
In November 2012, FSOC issued Proposed Recommendations Regarding Mutual Fund Reform citing its authority under Section 120 of the Dodd-Frank Act (Proposed Recommendations). The Proposed Recommendations are in draft form and were subject to a public comment period which ended on February 15, 2013. The Proposed Recommendations include three main alternatives: a floating NAV for money market funds; an NAV capital buffer and minimum balance at risk (or 30-day hold back of up to 3% on certain redemptions); and an NAV capital buffer combined with other measures. In response to the Proposed Recommendations, Federated has filed multiple comment letters on the Proposed Recommendations pointing out, among other things, that: (1) FSOC exceeded its authority in how it used the Section 120 process; (2) FSOC has not provided justification for further reform efforts; (3) a floating NAV would not prevent “runs” on money market funds; (4) an NAV capital buffer of the kind proposed is impractical and not economically attainable in the current interest rate environment; and (5) the minimum-balance-at-risk concept would impair the utility of money market funds to investors and would be prohibitively costly for both fund groups and intermediaries to implement.
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
It has been reported that the SEC Staff is working on its own rule proposal and that proposal could include a floating NAV for certain money market funds, in particular prime funds. It could also include a floating NAV proposal for all money market funds as well as other reform measures. In April 2013, Commissioner Daniel Gallagher stated that the SEC Staff is actively working on the proposal and that he expects the SEC to issue the proposal in the “near term.”
Federated believes the potential changes summarized above, if enacted, would significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

issued. Even when issued, the final version of any rule amendment could vary significantly from the form in which it is proposed.
Current Regulatory Environment - International
The European Union (EU) recently agreed to allow certain of its members to move forward in drafting a proposal that would establish a financial transactions tax (FTT) in those countries. Preliminary details of the FTT include a 0.1 percent tax on trades in certain financial instruments, and a 0.01 percent tax on the notional value of derivatives trades, subject to certain limited exemptions. The imposition of the FTT and the potential breadth of its application could adversely impact the operations of a wide array of Federated products, including Federated's Irish- and U.K.-domiciled Undertakings for Collective Investment in Transferable Securities products, as well as Federated's domestic money market and fixed-income funds. Final terms of the proposed FTT will be subject to additional government approval prior to enactment.

In addition, European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission has reportedly prepared a draft reform proposal which could include a floating NAV for money market funds and/or capital requirements.
Federated is unable to assess the degree of any potential impact such proposals may have on its business and operations until such proposals are issued. Even when issued, the final version of any rule amendment could vary significantly from the form in which it is proposed.
Historically Low Short-Term Interest Rates
For several years, the Federal Reserve has kept the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund’s operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

These voluntary fee waivers are calculated as a percent of assets under management (AUM or managed assets) in certain money market funds and thus will vary dependent upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, available yields on instruments held by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market fund would cause the pre-tax impact of fee waivers to increase.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2013	2012
Revenue	$(87.3)	$(80.4)
Less: Reduction in Distribution expense	64.8	57.5
Operating income	(22.5)	(22.9)
Less: Reduction in Noncontrolling interest	0.8	0.6
Pre-tax impact	$(21.7)	$(22.3)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds decreased for the first quarter 2013 as compared to the same quarter of 2012 primarily as a result of a change in the mix of average money market assets in addition to the impact of the leap year in 2012 compared to 2013.
Based on recent commentary from the Federal Reserve Bank in its March 20, 2013 press release, “the current highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Federal Reserve will increase its target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the second quarter 2013 may result in a negative pre-tax impact on income of a similar amount as the first quarter 2013. See Management's Discussion and Analysis for additional information on management’s expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for the three-month period ended March 31, 2013 was derived from services provided to two sponsored funds, the Federated Prime Obligations Fund (10%) and the Federated Kaufmann Fund (10%). A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to March 31, 2013 and December 31, 2012.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated’s sponsored investment companies meet the definition of a VIE primarily due to their typical series

Notes to the Consolidated Financial Statements (continued)
(unaudited)

fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. Federated’s conclusion to consolidate an investment company may vary from period to period, most commonly as a result of changes in its percentage interest in the entity resulting from changes in the number of shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.

As of March 31, 2013 and December 31, 2012, Federated was deemed to be the primary beneficiary of and therefore consolidated several investment companies as a result of its majority ownership interest in the investment companies. In addition, during the quarter ended March 31, 2013, Federated consolidated a sponsored offshore fund for which it was deemed to be the primary beneficiary as a result of a vote by the fund board of directors to unwind the fund in the near term and the expectation that Federated will absorb the remaining net operating expenses of the fund. The total net operating expenses to be absorbed by Federated are estimated at $50 thousand. The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$4.9	$1.0
Investments—consolidated investment companies	116.5	51.1
Receivables	0.7	0.7
Less: Liabilities	2.2	2.0
Less: Redeemable noncontrolling interest in subsidiaries	78.9	7.3
Federated's net interest in consolidated investment companies	$41.0	$43.5

Federated's net interest in the consolidated investment companies of $41.0 million and $43.5 million at March 31, 2013 and December 31, 2012, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent operating liabilities of the entities and, in the case of one fund, investments sold short and are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

Federated did not deconsolidate any investment companies during either of the three-month periods ended March 31, 2013 or 2012.

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Non-Consolidated Variable Interest Entities

At March 31, 2013 and December 31, 2012, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. The assets and liabilities of these unconsolidated VIEs and Federated’s maximum risk of loss related thereto were as follows:

	March 31, 2013			December 31, 2012
(in millions)	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss	Unconsolidated VIE assets	Unconsolidated VIE Liabilities	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1]	$284,264.3	$—	$176.4	$295,414.3	$—	$205.3
Equity investment	$2.4	$0.2	$3.8	$2.8	$0.3	$3.8

[1]	The unconsolidated VIE assets for the investment companies represent total net AUM for the related investment companies.

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

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity-method of accounting. As of March 31, 2013, the equity-method investee managed over $400 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders of the investee, the investee meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the investee's activities and therefore is not the primary beneficiary. Federated has not provided financial support to the investee. Federated’s investment is included in Other long-term assets on the Consolidated Balance Sheets. In 2012, Federated recorded a $3.0 million impairment charge to write down the investment to a fair value of $3.8 million as of December 31, 2012. See Note (7)(b) for additional information.

(6) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 included available-for-sale and trading securities. At March 31, 2013 and December 31, 2012, Federated held investments totaling $129.7 million and $136.0 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	March 31, 2013				December 31, 2012
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$35,594	$7,432	$0	$43,026	$44,944	$4,814	$(5)	$49,753
Fixed-income mutual funds	85,602	1,201	(127)	86,676	84,855	1,436	(21)	86,270
Total fluctuating-value mutual funds	$121,196	$8,633	$(127)	$129,702	$129,799	$6,250	$(26)	$136,023

The decrease in available-for-sale securities at March 31, 2013 as compared to December 31, 2012, was primarily due to $11.8 million in redemptions of equity mutual funds during the first three months of 2013 partially offset by purchases of $0.9 million of fixed-income and equity mutual funds during the same period.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated’s trading securities totaled $120.7 million and $55.0 million at March 31, 2013 and December 31, 2012, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. Investments—other on the Consolidated Balance Sheets represented other trading investments held in separate accounts for which Federated is the beneficiary.

Federated’s trading securities as of March 31, 2013 were primarily comprised of foreign and domestic debt securities totaling$89.4 million (of which $56.7 million represented high-quality short-term debt securities held by a consolidated, non-U.S. dollar, sponsored money market fund), stocks of large U.S. and international companies ($14.6 million) and an offshore master fund invested in global project and trade finance transactions ($8.7 million). Federated's trading securities as of December 31, 2012 were primarily comprised of domestic and foreign debt securities ($28.4 million), stocks of large U.S. and international companies ($13.9 million) held by various other consolidated investment companies and an offshore master fund invested in global project and trade finance transactions ($12.1 million).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Unrealized (loss) gain
Trading securities	$547	$1,259
Derivatives[1]	(587)	75
Realized gains[2]
Available-for-sale securities	2,322	503
Trading securities	349	354
Derivatives[1]	384	226
Realized losses[2]
Trading securities	(122)	(200)
Derivatives[1]	0	(167)
Gain on securities, net[3]	$2,893	$2,050

[1]	Amounts related to economic derivatives held by certain consolidated investment companies.

[2]	Realized gains and losses are computed on a specific-identification basis.

[3]	Amounts related to consolidated investment companies totaled $0.4 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

(7) Fair Value Measurements

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$56,427	$0	$0	$56,427	$67,585	$0	$0	$67,585
Available-for-sale equity securities	95,571	34,131	0	129,702	102,493	33,530	0	136,023
Trading securities—equity	17,188	14,132	0	31,320	9,808	16,776	0	26,584
Trading securities—debt	0	89,408	0	89,408	0	28,436	0	28,436
Foreign currency forward contract	0	23	0	23	0	158	0	158
Total financial assets	$169,186	$137,694	$0	$306,880	$179,886	$78,900	$0	$258,786
Financial Liabilities
Interest rate swap	$0	$9,520	$0	$9,520	$0	$11,178	$0	$11,178
Acquisition-related future consideration liabilities	0	0	11,711	11,711	0	0	11,759	11,759
Other[1]	976	465	0	1,441	1,015	0	0	1,015
Total financial liabilities	$976	$9,985	$11,711	$22,672	$1,015	$11,178	$11,759	$23,952

[1]
Amounts include investments sold short within one of the consolidated investment companies and/or foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Cash and cash equivalents invested in Federated money market funds totaled $41.9 million and $60.2 million at March 31, 2013 and December 31, 2012, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the underlying funds, and are classified within Level 1 of the valuation hierarchy.

Available-for-sale equity securities
Available-for-sale equity securities include investments in sponsored fluctuating-value mutual funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in mutual funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the underlying funds, and are classified within Level 1 of the valuation hierarchy. For one investment in a mutual fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is classified as Level 2. There is no modeling or additional information needed to arrive at the fair values of any of these investments.
Trading securities—equity
These trading securities represented primarily the equity securities held by consolidated investment companies and included in Investments—consolidated investment companies as well as certain equity investments held in separate accounts for which Federated is the beneficiary and included in Investments—other on the Consolidated Balance Sheets. For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity

Notes to the Consolidated Financial Statements (continued)
(unaudited)

securities traded principally in foreign markets may be determined by third-party pricing services when it has been determined that there has been a significant trend in the U.S. equity markets or in index futures trading. The determination to use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2012 and March 31, 2013, there were no investments transferred between Level 1 and Level 2. For the period between December 31, 2011 and March 31, 2012, $2.7 million of investments transferred from Level 1 to Level 2 as a result of a determination by management at the end of the first quarter 2012 to use adjusted quoted market prices because there had been a significant trend to do so in the U.S. equity markets or in index futures trading after the foreign markets closed, as compared to, at the end 2011, using unadjusted quoted market prices to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At March 31, 2013 and December 31, 2012, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using NAV as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating one of its feeder funds as of March 31, 2013 and December 31, 2012. The offshore master investment fund, which is not publicly available, makes investments in global project and trade finance transactions. The $8.7 million and $12.1 million fair value at March 31, 2013 and December 31, 2012, respectively, of the feeder fund's investment in the master fund was determined using the NAV of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at March 31, 2013 and December 31, 2012. At Federated's request, this investment is being redeemed primarily as portfolio investments mature. Federated expects that the investment will be fully redeemed in the latter half of 2013.

Trading securities—debt
At March 31, 2013, trading debt securities primarily represented high-quality short-term debt securities held by a consolidated, non-U.S. dollar, sponsored money market fund ($56.7 million). The remaining trading debt securities held at March 31, 2013 and the balance at December 31, 2012 primarily represented U.S. and foreign bonds held by consolidated Federated-sponsored investment companies. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. The entire amount of these securities is included in Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets.
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Receivables, net or Other current liabilities on the Consolidated Balance Sheets. These contracts represented contracts held by certain consolidated Federated-sponsored investment companies as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (Level 2).
Interest rate swap
The fair value of Federated's interest rate swap (the Swap) at March 31, 2013 is included in Other current liabilities ($6.0 million) and Other long-term liabilities ($3.5 million) on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for more information regarding the Swap.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2013, acquisition-related future consideration liabilities were recorded in Other current liabilities ($4.3 million) and Other long-term liabilities ($7.4 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). As of March 31, 2013, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from (15)% - 28% per year (weighted average of 4%); (2) an estimate ranging from 0.01% - 0.02% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of

Notes to the Consolidated Financial Statements (continued)
(unaudited)

0.02%); and (3) an estimated discount rate ranging from 15% - 18% based on the current estimated market rate of return (weighted average of 16%). Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional Intangible asset related expense in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Beginning balance	$11,759	$13,404
Changes in fair value[1]	(48)	(1,000)
Ending balance	$11,711	$12,404

[1]
For the quarter ended March 31, 2013, the amount was primarily included as Other expense on the Consolidated Statements of Income and primarily represented a foreign currency loss. For the quarter ended March 31, 2012, the amount was primarily included as a decrease to Intangible asset related expense on the Consolidated Statements of Income.

Investments sold short
The fair value of investments sold short within a consolidated investment company is included in Other current liabilities on the Consolidated Balance Sheets. The investments primarily relate to domestic equity securities that are available in an active exchange market. The fair value of these investments is classified as Level 1 and is based on unadjusted quoted market prices.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity-method of accounting. The excess carrying value of Federated's equity-method investment as compared to its proportionate share of the investee's underlying net assets reflects goodwill. During 2012, due to declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each in the future, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity-method of accounting. Management estimated the fair value of its investment at December 31, 2012 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.0 million impairment charge in Nonoperating Income (Expenses) – Other, net to write down the equity-method investment to a fair value of $3.8 million as of December 31, 2012. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected AUM across product lines with a 10-year compounded annual growth rate of 15% and a terminal growth rate of 3%; and (2) a 17% discount rate based upon the current estimated market rate of return. No new indicators of impairment existed as of March 31, 2013. Given uncertainties regarding the success of future sales efforts and possible prolonged periods of over/underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses for this investment with a remaining carrying value and maximum exposure to loss of $3.8 million at March 31, 2013.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(8) Debt and Interest Rate Swap

Debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	March 31, 2013	December 31, 2012
Term Loan	3.646%	$308,125	$318,750
Less: Short-term debt		42,500	42,500
Long-term debt		$265,625	$276,250

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with the Swap.

In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and $200 million revolving credit facility (collectively, Credit Agreement). The Credit Agreement expires on June 10, 2016. The Term Loan, a variable-rate note, requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement.
The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). Federated is a party to an interest rate swap (the Swap) with PNC Bank, National Association and certain other banks to hedge its interest rate risk on the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at March 31, 2013 was a liability of $9.5 million which was recorded in Other current liabilities ($6.0 million) and Other long-term liabilities ($3.5 million) on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets at March 31, 2013. During the next twelve months management expects to charge $6.0 million of this loss to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to March 31, 2013 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the three-month periods ended March 31, 2013 and 2012, $1.7 million and $1.9 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
As of March 31, 2013, the entire $200 million revolving credit facility was available for borrowings.
The Credit Agreement includes representations, warranties and other covenants, including an interest coverage ratio covenant and a leverage ratio covenant. Federated was in compliance with all covenants at and during the three months ended March 31, 2013. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2013, Federated awarded 474,050 shares of restricted Federated Class B common stock, all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated awarded 1,015,273 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2012. Of this amount, 480,773 shares of restricted Federated Class B common stock were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the quarter ended March 31, 2013 and year ended December 31, 2012, there were no stock options issued or exercised.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back as many as 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of March 31, 2013. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first three months of 2013, Federated repurchased 0.1 million shares of common stock for $2.7 million, nearly all of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At March 31, 2013, approximately 1.7 million shares remained available to be purchased under the current buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$42,994	$42,325
Less: Total income available to participating unvested restricted shareholders[1]	(1,657)	(1,540)
Total net income attributable to Federated Common Stock[2]	$41,337	$40,785
Denominator
Basic and Diluted weighted-average common shares outstanding	100,518	100,112
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.41	$0.41

[1]	Income available to participating restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the three-month periods ended March 31, 2013 and 2012, 0.1 million and 0.3 million stock option awards, respectively, were not included in the computation of diluted earnings per share for each period because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become in-the-money, these shares would be included in the calculation of diluted earnings per share and would result in dilution.

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first two contingent purchase price payments of $5.0 million and $4.2 million were paid in the fourth quarters of 2011 and 2012, respectively. At March 31, 2013,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

management estimated remaining contingent payments could total $11 million over the three years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of March 31, 2013, a liability of $8.2 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.5 million) and Other long-term liabilities ($4.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In the first quarter 2012 and 2013, $5.9 million and $3.4 million were paid with regard to the third and fourth anniversary years, respectively. As of March 31, 2013, no amounts were accrued for the fifth anniversary year ending in December 2013.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of March 31, 2013, liabilities totaling $3.5 million and representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($2.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense and/or Other expense on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2013, the maximum bonus payable over the remaining terms of the contracts approximates $43 million, none of which would be payable in the remainder of 2013. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at March 31, 2013 remain constant throughout the year, the Fund Bonus payment in 2014 may approximate $1 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2013, Federated does not believe that a material loss related to these claims is reasonably possible.

(13) Accumulated Other Comprehensive Loss attributable to Federated Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain on Securities Available for Sale[2]	Unrealized Loss on Foreign Currency Hedge	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2011	$(9,634)	$325	$368	$329	$(8,612)
Other comprehensive income (loss) before reclassifications and tax	(1,180)	7,389	(2,367)	2,595	6,437
Tax impact	400	(3,091)	697	(908)	(2,902)
Reclassification adjustments, before tax	1,883	(503)	0	0	1,380
Tax impact	(659)	176	0	0	(483)
Net current-period other comprehensive income (loss)	444	3,971	(1,670)	1,687	4,432
Balance at March 31, 2012	$(9,190)	$4,296	$(1,302)	$2,016	$(4,180)

Balance at December 31, 2012	$(7,071)	$3,644	$0	$490	$(2,937)
Other comprehensive income (loss) before reclassifications and tax	(26)	4,604	0	(48)	4,530
Tax impact	9	(1,611)	0	17	(1,585)
Reclassification adjustments, before tax	1,684	(2,322)	0	0	(638)
Tax impact	(618)	812	0	0	194
Net current-period other comprehensive income (loss)	1,049	1,483	0	(31)	2,501
Balance at March 31, 2013	$(6,022)	$5,127	$0	$459	$(436)

[1]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On April 25, 2013, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 8, 2013 to be paid on May 15, 2013.

Part I, Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2012.

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $377.3 billion in managed assets as of March 31, 2013. The majority of Federated’s revenue is derived from advising Federated-sponsored mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services.

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at March 31, 2013 attributable to such markets are as follows: wealth management and trust (46%), broker/dealer (31%), institutional (14%) and international (6%).

Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of the investment portfolios that are managed by Federated. Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management (AUM or managed assets) in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and comprise the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.

Federated’s most significant operating expenses are compensation and related expense and Distribution expense as described above. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary dependent on various factors including, but not limited to, overall results of operations for Federated, investment management performance and sales performance.

The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated's performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers in order for certain money market funds to maintain positive or zero net yields. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are AUM, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

Money Market Fund Matters
For the three-month period ended March 31, 2013, approximately 43% of Federated’s total revenue was attributable to money market assets as compared to 46% for the same period in 2012. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

(a) Current Regulatory Environment
Domestic
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
More recently, the SEC undertook a project to develop a proposal for additional reforms related to money market funds. In August 2012, then SEC Chairman Mary Schapiro issued a public statement announcing that she did not have sufficient votes from the other SEC commissioners to pursue certain proposed reforms relating to money market funds. In her statement, Ms. Schapiro stated that the SEC had been considering two alternative reform proposals, one which would have required a floating net asset value (NAV) and the other which would have imposed capital requirements coupled with some form of redemption restriction. In her statement, she invited other policymakers to take up the issue of reform. On September 27, 2012, then Treasury Secretary Timothy Geithner sent a letter to the members of the Financial Stability Oversight Council (FSOC) announcing his intent to pursue money market fund reform. His letter urged FSOC to use its authority under Section 120 of the Dodd-Frank Act to recommend that the SEC proceed with money market reform. Mr. Geithner outlined three potential options for reform in his letter and stated that he had asked his staff to begin drafting a formal recommendation for FSOC to consider at its November 2012 meeting.
In November 2012, FSOC issued Proposed Recommendations Regarding Mutual Fund Reform citing its authority under Section 120 of the Dodd-Frank Act (Proposed Recommendations). The Proposed Recommendations are in draft form and were subject to a public comment period which ended on February 15, 2013. The Proposed Recommendations include three main alternatives: a floating NAV for money market funds; an NAV capital buffer and minimum balance at risk (or 30-day hold back of up to 3% on certain redemptions); and an NAV capital buffer combined with other measures. In response to the Proposed Recommendations, Federated has filed multiple comment letters on the Proposed Recommendations pointing out, among other things, that: (1) FSOC exceeded its authority in how it used the Section 120 process; (2) FSOC has not provided justification for further reform efforts; (3) a floating NAV would not prevent “runs” on money market funds; (4) an NAV capital buffer of the kind proposed is impractical and not economically attainable in the current interest rate environment; and (5) the minimum-balance-at-risk concept would impair the utility of money market funds to investors and would be prohibitively costly for both fund groups and intermediaries to implement.
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

It has been reported that the SEC Staff is working on its own rule proposal and that proposal could include a floating NAV for certain money market funds, in particular prime funds. It could also include a floating NAV proposal for all money market funds as well as other reform measures. In April 2013, Commissioner Daniel Gallagher stated that the SEC Staff is actively working on the proposal and that he expects the SEC to issue the proposal in the “near term.”
Federated believes the potential changes summarized above, if enacted, would significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par.
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
International
The European Union (EU) recently agreed to allow certain of its members to move forward in drafting a proposal that would establish a financial transactions tax (FTT) in those countries. Preliminary details of the FTT include a 0.1 percent tax on trades in certain financial instruments, and a 0.01 percent tax on the notional value of derivatives trades, subject to certain limited exemptions. The imposition of the FTT and the potential breadth of its application could adversely impact the operations of a wide array of Federated products, including Federated's Irish- and U.K.-domiciled Undertakings for Collective Investment in Transferable Securities products, as well as Federated's domestic money market and fixed-income funds. Final terms of the proposed FTT will be subject to additional government approval prior to enactment.

In addition, European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission has reportedly prepared a draft reform proposal which could include a floating NAV for money market funds and/or capital requirements.
Federated is unable to assess the degree of any potential impact such proposals may have on its business and operations until such proposals are issued. Even when issued, the final version of any rule amendment could vary significantly from the form in which it is proposed.

(b) Historically Low Short-Term Interest Rates
For several years, the Federal Reserve has kept the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund’s operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

These voluntary fee waivers are calculated as a percent of AUM in certain money market funds and thus will vary dependent upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, available yields on instruments held by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market fund would cause the pre-tax impact of fee waivers to increase.

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
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(in millions)
Investment advisory fees	$(54.9)	$(40.0)	$(41.2)	$(43.0)	$(52.9)
Other service fees	(32.4)	(30.7)	(28.3)	(27.3)	(27.5)
Total Revenue	(87.3)	(70.7)	(69.5)	(70.3)	(80.4)
Less: Reduction in Distribution expense	64.8	54.9	52.9	53.1	57.5
Operating income	(22.5)	(15.8)	(16.6)	(17.2)	(22.9)
Less: Reduction in Noncontrolling interest	0.8	0.3	0.3	0.0	0.6
Pre-tax impact	$(21.7)	$(15.5)	$(16.3)	$(17.2)	$(22.3)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds decreased for the first quarter 2013 as compared to the same quarter of 2012 primarily as a result of a change in the mix of average money market assets in addition to the impact of the leap year in 2012 compared to 2013.

Based on recent commentary from the Federal Reserve Bank in its March 20, 2013 press release, “the current highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Federal Reserve will increase its target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the second quarter 2013 may result in a negative pre-tax impact on income of a similar amount as the first quarter 2013. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Federal Reserve, the U.S. Department of the Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2013	2012
By Asset Class
Money market	$279,668	$274,704	2%
Fixed-income	52,770	46,221	14%
Equity	37,852	34,117	11%
Liquidation portfolio[1]	7,019	8,583	(18)%
Total managed assets	$377,309	$363,625	4%
By Product Type
Mutual Funds:
Money market	$242,734	$245,232	(1)%
Fixed-income	42,612	38,526	11%
Equity	24,491	23,612	4%
Total mutual fund assets	$309,837	$307,370	1%
Separate Accounts:
Money market	$36,934	$29,472	25%
Fixed-income	10,158	7,695	32%
Equity	13,361	10,505	27%
Total separate account assets	$60,453	$47,672	27%
Liquidation Portfolio[1]	$7,019	$8,583	(18)%
Total managed assets	$377,309	$363,625	4%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2013	2012
By Asset Class
Money market	$284,588	$282,801	1%
Fixed-income	52,732	45,792	15%
Equity	36,685	32,827	12%
Liquidation portfolio[1]	7,215	8,703	(17)%
Total average managed assets	$381,220	$370,123	3%
By Product Type
Mutual Funds:
Money market	$250,652	$251,825	0%
Fixed-income	42,581	38,128	12%
Equity	24,037	23,075	4%
Total average mutual fund assets	$317,270	$313,028	1%
Separate Accounts:
Money market	$33,936	$30,976	10%
Fixed-income	10,151	7,664	32%
Equity	12,648	9,752	30%
Total average separate account assets	$56,735	$48,392	17%
Liquidation Portfolio[1]	$7,215	$8,703	(17)%
Total average managed assets	$381,220	$370,123	3%

[1]
Liquidation portfolio represents a portfolio of distressed bonds. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income and Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2013	2012
Fixed-Income Funds
Beginning assets	$42,478	$37,241
Sales	5,148	4,822
Redemptions	(5,009)	(3,987)
Net sales	139	835
Net exchanges	(42)	(59)
Market gains and losses/reinvestments[1]	37	509
Ending assets	$42,612	$38,526

Fixed-Income Separate Accounts
Beginning assets	$10,233	$7,573
Sales[2]	531	220
Redemptions[2]	(645)	(280)
Net redemptions[2]	(114)	(60)
Market gains and losses/reinvestments[1]	39	182
Ending assets	$10,158	$7,695

Total Fixed-Income
Beginning assets	$52,711	$44,814
Sales[2]	5,679	5,042
Redemptions[2]	(5,654)	(4,267)
Net sales[2]	25	775
Net exchanges	(42)	(59)
Market gains and losses/reinvestments[1]	76	691
Ending assets	$52,770	$46,221

Equity Funds
Beginning assets	$23,152	$21,930
Sales	1,752	1,823
Redemptions	(2,388)	(2,187)
Net redemptions	(636)	(364)
Net exchanges	47	(12)
Market gains and losses/reinvestments[1]	1,928	2,058
Ending assets	$24,491	$23,612

Equity Separate Accounts
Beginning assets	$11,858	$8,957
Sales[2]	1,106	1,461
Redemptions[2]	(568)	(486)
Net sales[2]	538	975
Market gains and losses/reinvestments[1]	965	573
Ending assets	$13,361	$10,505

Total Equity
Beginning assets	$35,010	$30,887
Sales[2]	2,858	3,284
Redemptions[2]	(2,956)	(2,673)
Net (redemptions) sales[2]	(98)	611
Net exchanges	47	(12)
Market gains and losses/reinvestments[1]	2,893	2,631
Ending assets	$37,852	$34,117

[1]
Reflects approximate changes in the fair value of the securities held by the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

[2]	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Liquidation Portfolio

	Three Months Ended
	March 31,
(in millions)	2013	2012
Liquidation Portfolio
Beginning assets	$7,346	$8,856
Net redemptions	(327)	(273)
Ending assets	$7,019	$8,583

Changes in Federated’s average asset mix period-over-period across both asset class and product types have a direct impact on Federated’s operating income. As described above, asset mix impacts Federated’s total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
By Asset Class
Money market assets	75%	77%	43%	46%
Fixed-income assets	14%	12%	23%	21%
Equity assets	9%	9%	33%	32%
Liquidation portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Funds:
Money market assets	66%	68%	42%	45%
Fixed-income assets	11%	10%	21%	20%
Equity assets	6%	6%	27%	27%
Separate Accounts:
Money market assets	9%	9%	1%	1%
Fixed-income assets	3%	2%	2%	1%
Equity assets	3%	3%	6%	5%
Liquidation Portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%

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

March 31, 2013 period-end managed assets increased 4% over period-end managed assets at March 31, 2012 due primarily to increases in period-end fixed-income, money market and equity assets. Average managed assets for the three-month period ended March 31, 2013 increased 3% over average managed assets for the same period in 2012 primarily as a result of increases in average fixed-income and equity assets. Period-end money market assets at March 31, 2013 increased 2% as compared to March 31, 2012. Average money market assets for the three-month period ended March 31, 2013 increased 1% as compared to the same period in 2012. The financial markets posted a strong performance in the first quarter 2013 despite the continued pressure of global macroeconomic events. Short-term interest rates remained low in the first quarter 2013. Period-end fixed-income assets at March 31, 2013 increased 14% as compared to March 31, 2012 primarily due to positive net sales and market appreciation. Average fixed-income assets for the three-month period ended March 31, 2013 increased 15% as compared to the same period in 2012. Period-end equity assets at March 31, 2013 increased 11% as compared to March 31, 2012 primarily due to market appreciation. Average equity assets for the three-month period ended March 31, 2013 increased 12% as compared to the same period in 2012. As expected, the liquidation portfolio at March 31, 2013 decreased 18% as compared to March 31,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

2012 and average assets in the liquidation portfolio for the three-month period ended March 31, 2013 decreased 17% as compared to the same period in 2012 due to the gradual liquidation of the portfolio.

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2013	2012	Change	Percent Change
Revenue from managed assets	$225.8	$228.4	$(2.6)	(1)%
Revenue from sources other than managed assets	2.2	1.9	0.3	16%
Total revenue	$228.0	$230.3	$(2.3)	(1)%

Revenue from managed assets decreased $2.6 million for the three-month period ended March 31, 2013 as compared to the same period in 2012 primarily due to an increase of $6.9 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and a decrease of $2.8 million due to the impact of the leap year in 2012 compared to 2013. The decrease in revenue was partially offset by an increase of $4.1 million resulting from higher average fixed-income assets and an increase of $3.2 million resulting from higher average equity assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in expense and net income attributable to noncontrolling interests, the net pre-tax impact on income and a discussion of management’s expectation regarding the pre-tax impact on income from fee waivers for the second quarter of 2013.

For the three-month period ended March 31, 2013, Federated’s ratio of revenue from managed assets to average managed assets was 0.24% as compared to 0.25% for the same period of 2012. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for the three-month period ended March 31, 2013 as compared to the same period of 2012.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2013	2012	Change	Percent Change
Compensation and related	$66.9	$64.1	$2.8	4%
Distribution	58.2	61.7	(3.5)	(6)%
All other	34.7	34.1	0.6	2%
Total operating expenses	$159.8	$159.9	$(0.1)	0%

Total operating expenses for the three-month period ended March 31, 2013 decreased $0.1 million compared to the same period in 2012. Distribution expense decreased $3.5 million in the first quarter 2013 as compared to the same period in 2012 primarily due to a $7.3 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $4.2 million increase primarily related to a change in the mix of average money market assets. Compensation and related expense increased $2.8 million in the first quarter 2013 as compared to the same period in 2012 reflecting a $1.8 million increase in base compensation primarily due to increased headcount and a $0.8 million increase in incentive compensation.

Income Taxes. The income tax provision decreased $0.9 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a reduction to the capital loss deferred tax asset valuation allowance partially offset by increased state taxes. The effective tax rate was 35.5% for the three-month period ended March 31, 2013 as compared to 36.5% for the same period in 2012. The decrease in the effective tax rate primarily related to a reduction to the capital loss deferred tax asset valuation allowance (1.4%) partially offset by increased state taxes (0.4%).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Liquidity and Capital Resources

Liquid Assets. At March 31, 2013, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $248.4 million as compared to $271.9 million at December 31, 2012. The decrease of $23.5 million primarily reflects a decrease of $15.5 million in Cash and cash equivalents, which is summarized in the discussion below and a decrease of $6.3 million in Investments—affiliates due primarily to net redemptions of available-for-sale securities in the first three months of 2013.

At March 31, 2013, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to recent events in certain euro-zone countries. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $34 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $19.8 million for the three months ended March 31, 2013 as compared to $30.3 million for the same period in 2012. The decrease of $10.5 million was primarily due to a $6.4 million increase in cash paid for taxes for the three months ended March 31, 2013 as compared to the same period in 2012 due to a $5.0 million federal extension payment in the first quarter 2013 while none was required in the first quarter 2012. The remaining difference is primarily related to cash paid to vendors for operating activities.

Cash Provided by Investing Activities. During the three-month period ended March 31, 2013, cash provided by investing activities was $4.5 million and was primarily related to $11.8 million in redemptions of available-for-sale securities, partially offset by $3.4 million in cash paid in connection with acquisitions and $3.1 million in cash paid for property and equipment.

Cash Used by Financing Activities. During the three-month period ended March 31, 2013, cash used by financing activities was $35.4 million. During the first three months of 2013, Federated paid $25.1 million or $0.24 per share in dividends to holders of its common shares and repaid $10.6 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and $200 million revolving credit facility (collectively, Credit Agreement). Proceeds have been used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the three months ended March 31, 2013 and 2012, Federated made principal payments of $10.6 million on the Term Loan. As of March 31, 2013, the entire $200 million revolving credit facility was available for borrowings. The interest rate swap (the Swap) that Federated entered into during 2010 to hedge its interest rate risk associated with the term loan remains in effect. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.646%. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with its interest coverage and leverage ratios at and during the three months ended March 31, 2013. An interest coverage ratio of at least 4 to 1 is required and as of March 31, 2013, the interest coverage ratio was 28 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of March 31, 2013, the leverage ratio was 0.88 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On April 25, 2013, the board of directors declared a $0.24 per share dividend to shareholders of record as of May 8, 2013 to be paid on May 15, 2013.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its remaining borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $498 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill and equity-method investment as of March 31, 2013.

Accrued compensation and benefits at March 31, 2013 decreased $44.7 million from December 31, 2012 primarily due to the annual 2012 accrued incentive compensation being paid in the first quarter 2013 ($55.2 million), partially offset by the accrual of 2013 incentive compensation earned in the first quarter of 2013 ($20.8 million).

Long-term deferred tax liability, net at March 31, 2013 increased $11.4 million from December 31, 2012 primarily as a result of tax amortization in excess of book amortization of intangible assets ($5.6 million), a decrease in long-term incentive compensation ($2.0 million) and a decrease in share-based compensation ($1.4 million).

Investments—consolidated investment companies at March 31, 2013 increased $65.4 million from December 31, 2012 primarily as a result of the consolidation of an investment company in the first quarter 2013. Redeemable noncontrolling interest in subsidiaries at March 31, 2013 increased $71.7 million from December 31, 2012. This increase primarily reflects non-Federated ownership interests in the investment company consolidated in the first quarter 2013. See Note (5) for additional information.

There were no indicators of goodwill impairment as of March 31, 2013 as Federated’s market capitalization exceeded the book value of equity by more than 350%.

Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity-method of accounting. The excess carrying value of Federated's equity-method investment as compared to its proportionate share of the investee's underlying net assets reflects goodwill. During 2012, due to declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each in the future, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity-method of accounting. Management estimated the fair value of its investment at December 31, 2012 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.0 million impairment charge in Nonoperating Income (Expenses) – Other, net to write down the equity-method investment to a fair value of $3.8 million as of December 31, 2012. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected AUM across product lines with a 10-year compounded annual growth rate of 15% and a terminal growth rate of 3%; and (2) a 17% discount rate based upon the current estimated market rate of return. No new indicators of impairment existed as of March 31, 2013. Given uncertainties regarding the success of future sales efforts and possible prolonged periods of over/underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses for this investment with a remaining carrying value and maximum exposure to loss of $3.8 million at March 31, 2013.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first two contingent purchase price payments of $5.0 million and $4.2 million were paid in the fourth quarters of 2011 and 2012, respectively. At March 31, 2013, management estimated remaining contingent payments could total $11 million over the three years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of March 31, 2013, a liability of $8.2 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.5 million) and Other long-term liabilities ($4.7 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., a Rochester, New York-based investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments, which could total as much as $56 million, will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In the first quarter 2012 and 2013, $5.9 million and $3.4 million were paid with regard to the third and fourth anniversary years, respectively. As of March 31, 2013, no amounts were accrued for the fifth anniversary year ending in December 2013.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of March 31, 2013, liabilities totaling $3.5 million and representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($2.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense and/or Other expense on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of March 31, 2013, the maximum bonus payable over the remaining terms of the contracts approximates $43 million, none of which would be payable in the remainder of 2013. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at March 31, 2013 remain constant throughout the year, the Fund Bonus payment in 2014 may approximate $1 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2013, Federated does not believe that a material loss related to these claims is reasonably possible.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2012, management believes that its policies regarding accounting for intangible assets, acquisition-related future consideration liabilities and income taxes involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of these policies.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(unaudited)

There have not been any material changes to Federated’s exposures to market risk during the three months ended March 31, 2013 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2012.

Part I, Item 4. Controls and Procedures
(unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2013.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	21,472	$2.93	0	1,859,834
February	20,000	23.28	20,000	1,839,834
March	90,000	24.24	90,000	1,749,834
Total	131,472	$20.62	110,000	1,749,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of March 31, 2013.

2	In January 2013, 21,472 shares of restricted stock with a weighted-average price of $2.93 per share were repurchased in connection with employee separations.

Part II, Item 5. Other Information
(unaudited)

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Investors, Inc. (Federated) held on Thursday, April 25, 2013 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal which is described in more detail in Federated's Information Statement to shareholders dated March 13, 2013 (Information Statement).
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

Federated Investors, Inc.
(Registrant)

Date	April 26, 2013	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 26, 2013	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer