Form 10-Q
period 2013-06-30
FEDERATED INVESTORS INC /PA/
filed 2013-07-26
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 23, 2013, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,630,721 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows and levels and business mix; levels of revenues, losses and net income; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and management's expectations regarding borrowing, legal, compliance and other professional services expenses and liquidity; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; indemnification obligations; the timing and impact of increased regulation including rule proposals by the Securities and Exchange Commission affecting money market funds or action taken by the Board of Governors of the Federal Reserve System, the Financial Stability Oversight Council or other U.S. or foreign government entities; the level of and prospect for increased distribution-related expenses; management’s expectations regarding fee rates, as well as fee waivers and expense reimbursements, the level of and timing and degree of changes in interest rates, the impact of interest rates on such waivers/reimbursements and the impact of such waivers/reimbursements on revenues and net income; the ability to raise additional capital; management's expectations regarding the value of the interest rate swap and certain other investments, potential losses associated with investments and the timing of the redemption of certain investments; possible impairment charges and other charges for losses and expenses, and the various items set forth under the section entitled Risk Factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its subsidiaries (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers or expense reimbursements incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers and potential increased legal, compliance and other professional service expenses stemming from additional regulation. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$87,394	$67,585
Investments—affiliates	120,041	136,023
Investments—consolidated investment companies	90,813	51,073
Investments—other	4,697	3,947
Receivables, net of reserve of $36 and $50, respectively	23,732	24,120
Prepaid expenses	19,602	12,986
Other current assets	4,959	4,328
Total current assets	351,238	300,062
Long-Term Assets
Goodwill	648,824	648,820
Renewable investment advisory rights	68,455	68,455
Other intangible assets, net of accumulated amortization of $45,580 and $44,224, respectively	9,226	10,582
Property and equipment, net of accumulated depreciation of $54,308 and $50,910, respectively	40,921	38,912
Other long-term assets	23,542	23,230
Total long-term assets	790,968	789,999
Total assets	$1,142,206	$1,090,061
LIABILITIES
Current Liabilities
Short-term debt	$42,500	$42,500
Accounts payable and accrued expenses	40,625	45,255
Accrued compensation and benefits	40,037	68,172
Other current liabilities	23,164	25,207
Total current liabilities	146,326	181,134
Long-Term Liabilities
Long-term debt	255,000	276,250
Long-term deferred tax liability, net	112,891	99,399
Other long-term liabilities	23,327	29,334
Total long-term liabilities	391,218	404,983
Total liabilities	537,544	586,117
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	69,539	7,268
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	284,878	273,697
Retained earnings	1,006,271	984,505
Treasury stock, at cost, 24,874,735 and 25,064,280 shares Class B common stock, respectively	(754,194)	(760,022)
Accumulated other comprehensive loss, net of tax	(2,343)	(2,937)
Total Federated Investors, Inc. shareholders’ equity	534,801	495,432
Nonredeemable noncontrolling interest in subsidiary	322	1,244
Total permanent equity	535,123	496,676
Total liabilities, temporary equity and permanent equity	$1,142,206	$1,090,061
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Investment advisory fees, net—affiliates	$126,897	$137,634	$259,025	$271,152
Investment advisory fees, net—other	20,618	16,733	39,253	32,562
Administrative service fees, net—affiliates	55,253	54,986	112,081	112,278
Other service fees, net—affiliates	16,747	18,981	32,934	38,624
Other service fees, net—other	3,109	3,026	6,253	6,039
Other, net	1,182	772	2,231	1,758
Total revenue	223,806	232,132	451,777	462,413
Operating Expenses
Compensation and related	67,855	65,215	134,792	129,280
Distribution	53,809	62,328	112,048	124,021
Professional service fees	9,293	9,932	18,137	20,240
Office and occupancy	6,543	6,119	12,975	12,371
Systems and communications	6,087	6,773	12,710	13,084
Advertising and promotional	3,936	3,316	7,358	6,244
Travel and related	3,533	3,336	6,219	6,087
Intangible asset related	654	822	1,417	843
Other	6,068	5,271	11,894	10,876
Total operating expenses	157,778	163,112	317,550	323,046
Operating income	66,028	69,020	134,227	139,367
Nonoperating Income (Expenses)
Investment income, net	1,708	1,520	3,243	2,816
Gain on securities, net	2,351	752	5,244	2,802
Debt expense	(3,137)	(3,690)	(6,390)	(7,401)
Other, net	(30)	(128)	(70)	(166)
Total nonoperating income (expenses), net	892	(1,546)	2,027	(1,949)
Income before income taxes	66,920	67,474	136,254	137,418
Income tax provision	25,059	24,401	49,705	49,938
Net income including noncontrolling interests in subsidiaries	41,861	43,073	86,549	87,480
Less: Net income attributable to the noncontrolling interests in subsidiaries	1,453	2,663	3,147	4,745
Net income	$40,408	$40,410	$83,402	$82,735
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.39	$0.39	$0.80	$0.80
Cash dividends per share	$0.24	$0.24	$0.48	$0.48
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income including noncontrolling interests in subsidiaries	$41,861	$43,073	$86,549	$87,480

Other comprehensive income, net of tax
Permanent equity
Unrealized gain (loss) on interest rate swap	11	(637)	(6)	(1,417)
Reclassification adjustment related to interest rate swap	1,043	1,136	2,109	2,360
Unrealized (loss) gain on securities available for sale	(1,389)	(1,209)	1,604	3,052
Reclassification adjustment related to securities available for sale	(1,302)	(958)	(2,812)	(1,248)
Foreign currency items	(270)	(368)	(301)	(351)
Temporary equity
Foreign currency translation loss	(1)	(303)	(36)	(279)
Other comprehensive (loss) income	(1,908)	(2,339)	558	2,117
Comprehensive income including noncontrolling interests in subsidiaries	39,953	40,734	87,107	89,597
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	250	(280)	253	(242)
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	1,202	2,640	2,858	4,708
Comprehensive income attributable to Federated Investors, Inc.	$38,501	$38,374	$83,996	$85,131
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2011	$253,139	$0	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
Net income	0	0	82,735	0	0	82,735	4,708	87,443	37
Other comprehensive income (loss), net of tax	0	0	0	0	2,396	2,396	0	2,396	(279)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	14,107
Stock award activity	10,487	7	(7,653)	7,655	0	10,496	0	10,496	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(49,901)	0	0	(49,901)	(4,318)	(54,219)	(12,486)
Purchase of treasury stock	0	0	0	(2,259)	0	(2,259)	0	(2,259)	0
Balance at June 30, 2012	$263,626	$7	$1,095,094	$(767,085)	$(6,216)	$585,426	$1,108	$586,534	$1,885
Balance at December 31, 2012	$273,886	$0	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
Net income	0	0	83,402	0	0	83,402	2,858	86,260	289
Other comprehensive income (loss), net of tax	0	0	0	0	594	594	0	594	(36)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	9,839
Consolidation	0	0	0	0	0	0	0	0	54,919
Stock award activity	11,181	0	(11,314)	11,314	0	11,181	0	11,181	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(50,192)	0	0	(50,192)	(3,780)	(53,972)	(2,740)
Purchase of treasury stock	0	0	0	(5,486)	0	(5,486)	0	(5,486)	0
Other	0	0	(130)	0	0	(130)	0	(130)	0
Balance at June 30, 2013	$285,067	$0	$1,006,271	$(754,194)	$(2,343)	$534,801	$322	$535,123	$69,539
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income including noncontrolling interests in subsidiaries	$86,549	$87,480
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	4,387	3,415
Depreciation and other amortization	4,995	5,310
Share-based compensation expense	10,758	10,382
Gain on disposal of assets	(5,579)	(1,790)
Provision for deferred income taxes	13,312	13,798
Fair-value adjustments for contingent liabilities	(47)	(1,000)
Tax benefit from share-based compensation	438	108
Excess tax benefits from share-based compensation	(780)	(762)
Net purchases of trading securities	(4,661)	(2,279)
Deferred sales commissions paid	(6,495)	(6,044)
Contingent deferred sales charges received	783	752
Other changes in assets and liabilities:
Increase in receivables, net	(7)	(3,082)
(Increase) decrease in prepaid expenses and other assets	(1,882)	550
Decrease in accounts payable and accrued expenses	(36,019)	(23,250)
Increase (decrease) in other liabilities	1,727	(298)
Net cash provided by operating activities	67,479	83,290
Investing Activities
Purchases of securities available for sale	(21,756)	(29,784)
Cash paid for business acquisitions	(3,365)	(6,417)
Proceeds from redemptions of securities available for sale	55,810	69,543
Cash paid for property and equipment	(5,986)	(3,684)
Net cash provided by investing activities	24,703	29,658
Financing Activities
Dividends paid	(50,208)	(49,904)
Purchases of treasury stock	(4,667)	(2,558)
Distributions to noncontrolling interest in subsidiaries	(6,520)	(16,804)
Contributions from noncontrolling interest in subsidiaries	9,839	13,099
Proceeds from shareholders for share-based compensation	0	9
Excess tax benefits from share-based compensation	780	762
Payments on debt	(21,250)	(21,250)
Other financing activities	(347)	(328)
Net cash used by financing activities	(72,373)	(76,974)
Net increase in cash and cash equivalents	19,809	35,974
Cash and cash equivalents, beginning of period	67,585	49,273
Cash and cash equivalents, end of period	$87,394	$85,247
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

Investment Companies
On June 7, 2013, the FASB issued a final accounting standards update amending the criteria for an entity to qualify as an investment company under GAAP. Any entity regulated under the Investment Company Act of 1940 is automatically an investment company under the new definition. The update also amends certain disclosure requirements and measurement criteria. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013 and prohibits early adoption. Management is currently evaluating the impact of adoption on Federated's financial statement but does not expect the impact to be material.

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Six Months Ended
	June 30,
	2013	2012
Money market assets	42%	47%
Equity assets	34%	31%
Fixed-income assets	23%	21%

The decline in the relative proportion of Federated's revenue attributable to money market assets for the first six months of 2013 as compared to the same period in 2012 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant reduction in

Notes to the Consolidated Financial Statements (continued)
(unaudited)

money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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
Since then, the SEC undertook another project to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued such a rule proposal for public comment. The SEC's proposal is lengthy (approximately 700 pages) and includes two principal alternative reforms that could be adopted alone or in combination. One alternative would require a floating net asset value (NAV) for institutional prime money market funds. The other alternative would allow the funds' boards to use liquidity fees and redemption gates when a fund fails to maintain the prescribed liquidity threshold. In addition, in the case of either alternative, the proposal would eliminate the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also includes additional diversification and disclosure measures that would apply under either alternative.
Although Federated supports redemption gates and liquidity fees in certain contexts, Federated believes the floating NAV, if enacted, would significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. The elimination of the amortized cost method of valuation of securities also could impact the usefulness of money market funds as a cash management product. If ultimately enacted, the floating NAV would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The elimination of the amortized cost method of valuation of securities, if ultimately enacted, also could be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations.
Management is carefully reviewing the SEC proposal and plans to actively participate both individually and with industry groups in the public comment process. The public comment period currently runs through September 17, 2013, and management does not expect final rules to be adopted prior to 2014 given, among other things, the number of anticipated industry comments and the complexity of the proposed rule amendments. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business and operations until the final version of any rule amendment are known, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that, once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
The Financial Stability Oversight Council (FSOC) may recommend new or heightened regulation for “nonbank financial companies” under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On April 3, 2013, the Board of Governors of the Federal Reserve System (the Governors) issued a final regulation, which became effective on May 6, 2013, that defines the term “predominantly engaged in financial activities” for purposes of identifying “nonbank financial companies” under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that it believes “that it is clear that open-end investment companies, such as mutual funds including money market funds,  . . . engage in financial activities.” Federated is unable to assess whether, or the degree to which, any of Federated's sponsored investment companies, including money market funds, could ultimately be designated a nonbank financial company by FSOC. In management's view, the issuance of the final regulation is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. Federated is unable

Notes to the Consolidated Financial Statements (continued)
(unaudited)

to assess the degree of any potential impact any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business or operations at this time.
Current Regulatory Environment - International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission has reportedly prepared a draft reform proposal which could include a floating NAV for money market funds and/or capital requirements. The European Commission has announced its intention to release its proposed money market fund reform proposal on September 4, 2013.
The financial transactions tax (FTT) proposal that is being developed by eleven European countries is not expected to be agreed upon in 2013 as the participating countries continue to debate its scope, the allocation of taxes collected and certain other fundamental principles. Once agreed, final terms of the proposed FTT also will be subject to additional government approval prior to enactment.

European money market reform and the imposition of the FTT, particularly with its initially proposed broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business and operations until such proposals are issued or the FTT is enacted.
Historically Low Short-Term Interest Rates
For several years, the Governors have kept the near-zero federal funds rate unchanged and short-term interest rates continue at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund’s operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Revenue	$(91.9)	$(70.3)	$(179.3)	$(150.7)
Less: Reduction in Distribution expense	66.9	53.1	131.7	110.6
Operating income	(25.0)	(17.2)	(47.6)	(40.1)
Less: Reduction in Noncontrolling interest	1.3	0.0	2.1	0.6
Pre-tax impact	$(23.7)	$(17.2)	$(45.5)	$(39.5)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for both the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of lower yields on instruments held by the money market funds.
Based on recent commentary from the Governors in its June 19, 2013 press release, “a highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Governors will increase its target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the third quarter 2013 may result in a negative pre-tax impact on income of approximately $28 million. See Management's Discussion and Analysis for additional information on management’s expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the U.S. Department of the Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for both the three- and six-month periods ended June 30, 2013 was derived from services provided to two sponsored funds, the Federated Kaufmann Fund (11% and 10% for the three- and six-month periods ended June 30, 2013, respectively) and the Federated Prime Obligations Fund (10% for both the three- and six-month periods ended June 30, 2013). A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to June 30, 2013 and December 31, 2012.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance

Notes to the Consolidated Financial Statements (continued)
(unaudited)

history. Most of Federated’s sponsored investment companies meet the definition of a VIE primarily due to their typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. Federated’s conclusion to consolidate an investment company may vary from period to period, most commonly as a result of changes in its percentage interest in the entity resulting from changes in the number of shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.

As of June 30, 2013 and December 31, 2012, Federated was deemed to be the primary beneficiary of and therefore consolidated several investment companies as a result of its majority ownership interest in the investment companies. In addition, during the first quarter 2013, Federated began consolidating a sponsored offshore money market fund for which it was deemed to be the primary beneficiary as a result of a vote by the fund board of directors to unwind the fund in the near term and the expectation that Federated will absorb the remaining net operating expenses of the fund. The remaining net operating expenses to be absorbed by Federated are estimated at $50 thousand.

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1.9	$1.0
Investments—consolidated investment companies	90.8	51.1
Receivables	0.2	0.7
Less: Liabilities	1.3	2.0
Less: Redeemable noncontrolling interest in subsidiaries	69.5	7.3
Federated's net interest in consolidated investment companies	$22.1	$43.5

Federated's net interest in the consolidated investment companies of $22.1 million and $43.5 million at June 30, 2013 and December 31, 2012, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent operating liabilities of the entities and, in the case of one fund, investments sold short and are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

During the six-month period ended June 30, 2013, Federated deconsolidated a mutual fund based on a determination that it no longer was the primary beneficiary of the fund as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $27.3 million in Investments—consolidated investment companies and $12.5 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheet as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income during the three and six months ended June 30, 2013 as a result of deconsolidation. Federated did not deconsolidate any investment companies during the six-month period ended June 30, 2012.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Non-Consolidated Variable Interest Entities

At June 30, 2013 and December 31, 2012, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. Federated’s investment and maximum risk of loss related to these unconsolidated VIEs were as follows:

	June 30, 2013	December 31, 2012
(in millions)	Total remaining carrying value of investment and maximum risk of loss	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1,2]	$195.4	$193.7
Equity investment[3]	$3.8	$3.8

[1]	AUM for these unconsolidated investment companies totaled $272.3 billion and $295.4 billion at June 30, 2013 and December 31, 2012, respectively.

[2]	Accounts receivable from sponsored investment companies for advisory and other services totaled $12.0 million and $11.6 million at June 30, 2013 and December 31, 2012, respectively.

[3]	Total assets and liabilities of the equity investment were $2.1 million and $0.1 million, respectively, at June 30, 2013 and $2.8 million and $0.3 million, respectively, at December 31, 2012.

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

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity-method of accounting. As of June 30, 2013, the equity-method investee managed nearly $400 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders of the investee, the investee meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the investee's activities and therefore is not the primary beneficiary. Federated has not provided financial support to the investee. Federated’s investment is included in Other long-term assets on the Consolidated Balance Sheets. In 2012, Federated recorded a $3.0 million impairment charge to write down the investment to a fair value of $3.8 million as of December 31, 2012. See Note (7)(b) for additional information.

(6) Investments

Investments on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 included available-for-sale and trading securities. At June 30, 2013 and December 31, 2012, Federated held investments totaling $120.0 million and $136.0 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	June 30, 2013				December 31, 2012
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$35,241	$4,764	$0	$40,005	$44,944	$4,814	$(5)	$49,753
Fixed-income mutual funds	80,819	476	(1,259)	80,036	84,855	1,436	(21)	86,270
Total fluctuating-value mutual funds	$116,060	$5,240	$(1,259)	$120,041	$129,799	$6,250	$(26)	$136,023

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The decrease in available-for-sale securities at June 30, 2013 as compared to December 31, 2012 was primarily due to $34.1 million in net redemptions of Federated's investments in fixed-income and equity mutual funds during the first six months of 2013 partially offset by a $14.9 million increase due to the deconsolidation of an investment company which resulted in the reclassification of Federated's investment from trading into available-for-sale securities during the same period. As of June 30, 2013, unrealized losses of $1.3 million related to fixed-income investments with a fair value of $43.5 million, nearly all of which had been in a continuous loss position for less than 3 months.

Federated’s trading securities totaled $95.5 million and $55.0 million at June 30, 2013 and December 31, 2012, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. Investments—other on the Consolidated Balance Sheets represented other trading investments held in separate accounts for which Federated is the beneficiary.

Federated’s trading securities as of June 30, 2013 were primarily comprised of foreign and domestic debt securities totaling $67.1 million (of which $59.6 million represented high-quality short-term debt securities held by a consolidated sponsored offshore money market fund), stocks of large U.S. and international companies ($14.9 million) and an offshore master fund invested in global project and trade finance transactions ($5.3 million). Federated's trading securities as of December 31, 2012 were primarily comprised of domestic and foreign debt securities ($28.4 million), stocks of large U.S. and international companies ($13.9 million) held by various other consolidated investment companies and an offshore master fund invested in global project and trade finance transactions ($12.1 million).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Unrealized (loss) gain
Trading securities	$(467)	$(565)	$(231)	$694
Derivatives[1]	124	112	(156)	188
Realized gains[2]
Available-for-sale securities[3]	3,835	1,605	6,157	2,108
Trading securities	279	197	627	551
Derivatives[1]	521	0	598	226
Realized losses[2]
Available-for-sale securities[3]	(939)	0	(939)	0
Trading securities	(687)	(147)	(497)	(347)
Derivatives[1]	(315)	(450)	(315)	(618)
Gain on securities, net[4]	$2,351	$752	$5,244	$2,802

[1]	Amounts related to economic derivatives held by certain consolidated investment companies.

[2]	Realized gains and losses are computed on a specific-identification basis.

[3]
Amounts related to sales of available-for-sale securities resulting in proceeds of $44.1 million and $55.8 million for the three and six months ended June 30, 2013, respectively, and $51.6 million and $69.5 million for the three and six months ended June 30, 2012, respectively.

[4]
Amounts related to consolidated investment companies totaled $(0.5) million and $(0.1) million for the three and six months ended June 30, 2013, respectively, and $(0.8) million and $0.6 million for the three and six months ended June 30, 2012, respectively.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$87,394	$0	$0	$87,394	$67,585	$0	$0	$67,585
Available-for-sale equity securities	85,912	34,129	0	120,041	102,493	33,530	0	136,023
Trading securities—equity	22,813	5,642	0	28,455	9,808	16,776	0	26,584
Trading securities—debt	0	67,055	0	67,055	0	28,436	0	28,436
Foreign currency forward contract	0	44	0	44	0	158	0	158
Total financial assets	$196,119	$106,870	$0	$302,989	$179,886	$78,900	$0	$258,786
Financial Liabilities
Interest rate swap	$0	$7,854	$0	$7,854	$0	$11,178	$0	$11,178
Acquisition-related future consideration liabilities	0	0	11,712	11,712	0	0	11,759	11,759
Other[1]	971	77	0	1,048	1,015	0	0	1,015
Total financial liabilities	$971	$7,931	$11,712	$20,614	$1,015	$11,178	$11,759	$23,952

[1]
Amounts include investments sold short within one of the consolidated investment companies and/or foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $78.2 million and $60.2 million at June 30, 2013 and December 31, 2012, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Available-for-sale equity securities
Available-for-sale equity securities include investments in sponsored fluctuating-value mutual funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in mutual funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For one investment in a mutual fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is classified as Level 2. There is no modeling or additional information needed to arrive at the fair values of any of these investments.
Trading securities—equity
These trading securities represented primarily the equity securities held by consolidated investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services when there has been a significant trend in the U.S. equity markets or in index futures trading between the time the foreign market closes and the pricing time of the consolidated investment company. The determination to use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2012 and June 30, 2013, there were $4.1 million of investments transferred from Level 2 to Level 1 as a result of a determination by management at the end of 2012 to use adjusted quoted market prices because there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed, as compared to, at the end the second quarter 2013, using unadjusted quoted market prices to determine fair values of these equity securities. For the period between December 31, 2011 and June 30, 2012, $2.2 million of investments transferred from Level 1 to Level 2 as a result of a determination by management at the end of the second quarter 2012 to use adjusted quoted market prices because there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed, as compared to, at the end 2011, using unadjusted quoted market prices to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At June 30, 2013 and December 31, 2012, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using NAV as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating one of its feeder funds as of June 30, 2013 and December 31, 2012. The offshore master investment fund, which is not publicly available, makes investments in global project and trade finance transactions. The $5.3 million and $12.1 million fair value at June 30, 2013 and December 31, 2012, respectively, of the feeder fund's investment in the master fund was determined using the NAV of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at June 30, 2013 and December 31, 2012. At Federated's request, this investment is being redeemed primarily as portfolio investments mature. Federated expects that the investment will be fully redeemed in the latter half of 2013.

Trading securities—debt
At June 30, 2013, trading debt securities primarily represented high-quality short-term debt securities held by a consolidated sponsored offshore money market fund ($59.6 million). The remaining trading debt securities held at June 30, 2013 and the balance at December 31, 2012 primarily represented U.S. and foreign bonds held by consolidated Federated-sponsored investment companies. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. The entire amount of these securities is included in Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Interest rate swap
The fair value of Federated's interest rate swap (the Swap) at June 30, 2013 is included in Other current liabilities ($5.8 million) and Other long-term liabilities ($2.1 million) on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for more information regarding the Swap.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2013, acquisition-related future consideration liabilities were recorded in Other current liabilities ($4.4 million) and Other long-term liabilities ($7.3 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). As of June 30, 2013, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from (15)% - 28% per year (weighted average of 3%); (2) an estimate ranging from 0.01% - 0.02% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.02%); and (3) an estimated discount rate ranging from 15% - 18% based on the current estimated market rate of return (weighted average of 17%). Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional Intangible asset related expense in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending fair value measurements of Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$11,711	$12,404	$11,759	$13,404
New acquisition adjustment[1]	0	1,500	0	1,500
Changes in fair value[2]	1	0	(47)	(1,000)
Ending balance	$11,712	$13,904	$11,712	$13,904

[1]
Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with a new acquisition or the revision thereof upon finalization of the valuation process related to initial purchase accounting.

[2]
For the six months ended June 30, 2013, the amount was primarily included as Other expense on the Consolidated Statements of Income and primarily represented a foreign currency loss. For the six months ended June 30, 2012, the amount was included as a decrease to Intangible asset related expense on the Consolidated Statements of Income.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity-method of accounting. The excess carrying value of Federated's equity-method investment as compared to its proportionate share of the investee's underlying net assets reflects goodwill. During 2012, due to declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each in the future, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity-method of accounting. Management estimated the fair value of its investment at December 31, 2012 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded

Notes to the Consolidated Financial Statements (continued)
(unaudited)

a $3.0 million impairment charge in Nonoperating Income (Expenses) – Other, net to write down the equity-method investment to a fair value of $3.8 million as of December 31, 2012. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected AUM across product lines with a 10-year compounded annual growth rate of 15% and a terminal growth rate of 3%; and (2) a 17% discount rate based upon the current estimated market rate of return. No new indicators of impairment existed as of June 30, 2013. Given uncertainties regarding the success of future sales efforts and possible prolonged periods of over/underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses for this investment with a remaining carrying value and maximum exposure to loss of $3.8 million at June 30, 2013.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	June 30, 2013	December 31, 2012
Term Loan	3.646%	$297,500	$318,750
Less: Short-term debt		42,500	42,500
Long-term debt		$255,000	$276,250

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with the Swap.

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
The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). Federated is a party to an interest rate swap (the Swap) with PNC Bank, National Association and certain other banks to hedge its interest rate risk on the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at June 30, 2013 was a liability of $7.9 million which was recorded in Other current liabilities ($5.8 million) and Other long-term liabilities ($2.1 million) on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets at June 30, 2013. During the next twelve months management expects to charge $5.8 million of this loss to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to June 30, 2013 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the three- and six-month periods ended June 30, 2013, $1.6 million and $3.3 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap. During the three- and six-month periods ended June 30, 2012, $1.9 million and $3.7 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
As of June 30, 2013, the entire $200 million revolving credit facility was available for borrowings.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement includes representations, warranties and other covenants, including an interest coverage ratio covenant and a leverage ratio covenant. Federated was in compliance with all covenants at and during the six months ended June 30, 2013. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2013, Federated awarded 474,050 shares of restricted Federated Class B common stock, all of which was awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 1,015,273 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2012. Of this amount, 480,773 shares of restricted Federated Class B common stock were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the six months ended June 30, 2013 and the year ended December 31, 2012, there were no stock options issued or exercised.

(c) Non-management Director Stock Award

During the quarters ended June 30, 2013 and 2012, Federated awarded 5,100 and 4,500 shares, respectively, of Federated Class B common stock to non-management directors. There were no additional awards to non-management directors in 2013 or 2012.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back as many as 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of June 30, 2013. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first six months of 2013, Federated repurchased 0.3 million shares of common stock for $5.5 million ($0.8 million of which was accrued in Other current liabilities as of June 30, 2013), nearly all of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At June 30, 2013, approximately 1.6 million shares remained available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$40,408	$40,410	$83,402	$82,735
Less: Total income available to participating unvested restricted shareholders[1]	(1,539)	(1,476)	(3,195)	(3,016)
Total net income attributable to Federated Common Stock[2]	$38,869	$38,934	$80,207	$79,719
Denominator
Basic weighted-average common shares outstanding	100,716	100,347	100,617	100,229
Dilutive potential shares from stock options	1	0	1	0
Diluted weighted-average common shares outstanding	100,717	100,347	100,618	100,229
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.39	$0.39	$0.80	$0.80

[1]	Income available to participating restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For both the three- and six-month periods ended June 30, 2013, fewer than 50 thousand stock option awards were not included in the computation of diluted earnings per share for each period. For both the three- and six-month periods ended June 30, 2012, approximately 300 thousand stock option awards were not included in the computation of diluted earnings per share for each period. In all cases, these awards were antidilutive because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the awards become "in-the-money," these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first two contingent purchase price payments of $5.0 million and $4.2 million were paid in the fourth quarters of 2011 and 2012, respectively. At June 30, 2013, management estimated remaining contingent payments could total $10 million over the three years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of June 30, 2013, a liability of $8.2 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.5 million) and Other long-term liabilities ($4.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In the first quarter 2012 and 2013, $5.9 million and $3.4 million were paid with regard to the third and fourth anniversary years,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

respectively. Assuming asset levels and projected revenue remain constant based on recent trends, the fifth anniversary year payment may approximate $9 million. As of June 30, 2013, no amounts were accrued for the fifth anniversary year ending in December 2013.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of June 30, 2013, liabilities totaling $3.5 million and representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.9 million) and Other long-term liabilities ($2.6 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense and/or Other expense on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2013, the maximum bonus payable over the remaining terms of the contracts approximates $43 million, none of which would be payable in the remainder of 2013. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at June 30, 2013 remain constant throughout the year, the Fund Bonus payment in 2014 may approximate $1 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

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

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2013, Federated does not believe that a material loss related to these claims is reasonably possible.

(13) Accumulated Other Comprehensive Loss attributable to Federated Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain on Securities Available for Sale[2]	Unrealized Loss on Foreign Currency Hedge	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2011	$(9,634)	$325	$368	$329	$(8,612)
Other comprehensive (loss) income before reclassifications and tax	(2,242)	5,154	(758)	466	2,620
Tax impact	825	(2,102)	104	(163)	(1,336)
Reclassification adjustments, before tax	3,734	(2,108)	0	0	1,626
Tax impact	(1,374)	860	0	0	(514)
Net current-period other comprehensive income (loss)	943	1,804	(654)	303	2,396
Balance at June 30, 2012	$(8,691)	$2,129	$(286)	$632	$(6,216)

Balance at December 31, 2012	$(7,071)	$3,644	$0	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(9)	2,975	0	(461)	2,505
Tax impact	3	(1,371)	0	160	(1,208)
Reclassification adjustments, before tax	3,334	(5,218)	0	0	(1,884)
Tax impact	(1,225)	2,406	0	0	1,181
Net current-period other comprehensive income (loss)	2,103	(1,208)	0	(301)	594
Balance at June 30, 2013	$(4,968)	$2,436	$0	$189	$(2,343)

[1]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On July 25, 2013, the board of directors declared a $0.25 per share dividend to shareholders of record as of August 8, 2013 to be paid on August 15, 2013.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $363.8 billion in managed assets as of June 30, 2013. The majority of Federated’s revenue is derived from advising Federated-sponsored mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services.

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at June 30, 2013 attributable to such markets are as follows: wealth management and trust (44%), broker/dealer (32%), institutional (15%) and international (6%).

Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management (AUM or managed assets) in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts, which in turn, typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and comprise the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.

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

Business Developments

Money Market Fund Matters
For the six-month period ended June 30, 2013, approximately 42% of Federated’s total revenue was attributable to money market assets as compared to 47% for the same period in 2012. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

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
Since then, the SEC undertook another project to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued such a rule proposal for public comment. The SEC's proposal is lengthy (approximately 700 pages) and includes two principal alternative reforms that could be adopted alone or in combination. One alternative would require a floating net asset value (NAV) for institutional prime money market funds. The other alternative would allow the funds' boards to use liquidity fees and redemption gates when a fund fails to maintain the prescribed liquidity threshold. In addition, in the case of either alternative, the proposal would eliminate the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also includes additional diversification and disclosure measures that would apply under either alternative.
Although Federated supports redemption gates and liquidity fees in certain contexts, Federated believes the floating NAV, if enacted, would significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. The elimination of the amortized cost method of valuation of securities also could impact the usefulness of money market funds as a cash management product. If ultimately enacted, the floating NAV would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. The elimination of the amortized cost method of valuation of securities, if ultimately enacted, also could be detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations.
Management is carefully reviewing the SEC proposal and plans to actively participate both individually and with industry groups in the public comment process. The public comment period currently runs through September 17, 2013, and management does not expect final rules to be adopted prior to 2014 given, among other things, the number of anticipated industry comments and the complexity of the proposed rule amendments. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business and operations until the final version of any rule amendment are known, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that, once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
The Financial Stability Oversight Council (FSOC) may recommend new or heightened regulation for “nonbank financial companies” under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On April 3, 2013, the Board of Governors of the Federal Reserve System (the Governors) issued a final regulation, which became

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

effective on May 6, 2013, that defines the term “predominantly engaged in financial activities” for purposes of identifying “nonbank financial companies” under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that it believes “that it is clear that open-end investment companies, such as mutual funds including money market funds,  . . . engage in financial activities.” Federated is unable to assess whether, or the degree to which, any of Federated's sponsored investment companies, including money market funds, could ultimately be designated a nonbank financial company by FSOC. In management's view, the issuance of the final regulation is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business or operations at this time.
International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission has reportedly prepared a draft reform proposal which could include a floating NAV for money market funds and/or capital requirements. The European Commission has announced its intention to release its proposed money market fund reform proposal on September 4, 2013.
The financial transactions tax (FTT) proposal that is being developed by eleven European countries is not expected to be agreed upon in 2013 as the participating countries continue to debate its scope, the allocation of taxes collected and certain other fundamental principles. Once agreed, final terms of the proposed FTT also will be subject to additional government approval prior to enactment.

European money market reform and the imposition of the FTT, particularly with its initially proposed broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business and operations until such proposals are issued or the FTT is enacted.

(b) Historically Low Short-Term Interest Rates
For several years, the Governors have kept the near-zero federal funds rate unchanged and short-term interest rates continue at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund’s operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
(in millions)
Investment advisory fees	$(59.4)	$(54.9)	$(40.0)	$(41.2)	$(43.0)
Other service fees	(32.5)	(32.4)	(30.7)	(28.3)	(27.3)
Total Revenue	(91.9)	(87.3)	(70.7)	(69.5)	(70.3)
Less: Reduction in Distribution expense	66.9	64.8	54.9	52.9	53.1
Operating income	(25.0)	(22.5)	(15.8)	(16.6)	(17.2)
Less: Reduction in Noncontrolling interest	1.3	0.8	0.3	0.3	0.0
Pre-tax impact	$(23.7)	$(21.7)	$(15.5)	$(16.3)	$(17.2)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for both the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the Governors in its June 19, 2013 press release, “a highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Governors will increase its target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the third quarter 2013 may result in a negative pre-tax impact on income of approximately $28 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty-five percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the U.S. Department of the Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2013	2012
By Asset Class
Money market	$268,532	$265,548	1%
Fixed-income	50,005	48,968	2%
Equity	38,705	33,221	17%
Liquidation portfolio[1]	6,561	8,124	(19)%
Total managed assets	$363,803	$355,861	2%
By Product Type
Mutual Funds:
Money market	$232,874	$238,610	(2)%
Fixed-income	40,188	39,494	2%
Equity	25,030	22,671	10%
Total mutual fund assets	$298,092	$300,775	(1)%
Separate Accounts:
Money market	$35,658	$26,938	32%
Fixed-income	9,817	9,474	4%
Equity	13,675	10,550	30%
Total separate account assets	$59,150	$46,962	26%
Liquidation Portfolio[1]	$6,561	$8,124	(19)%
Total managed assets	$363,803	$355,861	2%

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2013	2012		2013	2012
By Asset Class
Money market	$274,899	$271,507	1%	$279,743	$277,154	1%
Fixed-income	52,375	47,747	10%	52,553	46,769	12%
Equity	38,762	32,993	17%	37,724	32,910	15%
Liquidation portfolio[1]	6,834	8,353	(18)%	7,025	8,528	(18)%
Total average managed assets	$372,870	$360,600	3%	$377,045	$365,361	3%
By Product Type
Mutual Funds:
Money market	$237,790	$243,454	(2)%	$244,221	$247,640	(1)%
Fixed-income	42,258	38,901	9%	42,419	38,514	10%
Equity	25,094	22,642	11%	24,566	22,859	7%
Total average mutual fund assets	$305,142	$304,997	0%	$311,206	$309,013	1%
Separate Accounts:
Money market	$37,109	$28,053	32%	$35,522	$29,514	20%
Fixed-income	10,117	8,846	14%	10,134	8,255	23%
Equity	13,668	10,351	32%	13,158	10,051	31%
Total average separate account assets	$60,894	$47,250	29%	$58,814	$47,820	23%
Liquidation Portfolio[1]	$6,834	$8,353	(18)%	$7,025	$8,528	(18)%
Total average managed assets	$372,870	$360,600	3%	$377,045	$365,361	3%

[1]
Liquidation portfolio represents a portfolio of distressed bonds. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income and Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Fixed-Income Funds
Beginning assets	$42,612	$38,526	$42,478	$37,241
Sales	5,232	5,636	10,380	10,458
Redemptions	(6,877)	(3,639)	(11,886)	(7,626)
Net (redemptions) sales	(1,645)	1,997	(1,506)	2,832
Net exchanges	(80)	(1,510)	(122)	(1,569)
Market gains and losses/reinvestments[1]	(699)	481	(662)	990
Ending assets	$40,188	$39,494	$40,188	$39,494

Fixed-Income Separate Accounts
Beginning assets	$10,158	$7,695	$10,233	$7,573
Sales[2]	562	624	1,093	844
Redemptions[2]	(725)	(521)	(1,370)	(801)
Net (redemptions) sales[2]	(163)	103	(277)	43
Net exchanges	7	1,592	7	1,592
Market gains and losses/reinvestments[1]	(185)	84	(146)	266
Ending assets	$9,817	$9,474	$9,817	$9,474

Total Fixed-Income
Beginning assets	$52,770	$46,221	$52,711	$44,814
Sales[2]	5,794	6,260	11,473	11,302
Redemptions[2]	(7,602)	(4,160)	(13,256)	(8,427)
Net (redemptions) sales[2]	(1,808)	2,100	(1,783)	2,875
Net exchanges	(73)	82	(115)	23
Market gains and losses/reinvestments[1]	(884)	565	(808)	1,256
Ending assets	$50,005	$48,968	$50,005	$48,968

Equity Funds
Beginning assets	$24,491	$23,612	$23,152	$21,930
Sales	1,918	1,529	3,670	3,352
Redemptions	(1,629)	(1,797)	(4,017)	(3,984)
Net sales (redemptions)	289	(268)	(347)	(632)
Net exchanges	43	3	90	(9)
Market gains and losses/reinvestments[1]	207	(676)	2,135	1,382
Ending assets	$25,030	$22,671	$25,030	$22,671

Equity Separate Accounts
Beginning assets	$13,361	$10,505	$11,858	$8,957
Sales[2]	1,031	836	2,137	2,297
Redemptions[2]	(937)	(697)	(1,505)	(1,183)
Net sales[2]	94	139	632	1,114
Net exchanges	0	(9)	0	(9)
Market gains and losses/reinvestments[1]	220	(85)	1,185	488
Ending assets	$13,675	$10,550	$13,675	$10,550

Total Equity
Beginning assets	$37,852	$34,117	$35,010	$30,887
Sales[2]	2,949	2,365	5,807	5,649
Redemptions[2]	(2,566)	(2,494)	(5,522)	(5,167)
Net sales (redemptions)[2]	383	(129)	285	482
Net exchanges	43	(6)	90	(18)
Market gains and losses/reinvestments[1]	427	(761)	3,320	1,870
Ending assets	$38,705	$33,221	$38,705	$33,221

[1]
Reflects approximate changes in the fair value of the securities held by the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

[2]	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Liquidation Portfolio

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Liquidation Portfolio
Beginning assets	$7,019	$8,583	$7,346	$8,856
Net redemptions	(458)	(458)	(785)	(731)
Market gains and losses/reinvestments	0	(1)	0	(1)
Ending assets	$6,561	$8,124	$6,561	$8,124

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
By Asset Class
Money market assets	74%	76%	42%	47%
Fixed-income assets	14%	13%	23%	21%
Equity assets	10%	9%	34%	31%
Liquidation portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Funds:
Money market assets	65%	68%	40%	46%
Fixed-income assets	11%	11%	21%	20%
Equity assets	7%	6%	28%	27%
Separate Accounts:
Money market assets	9%	8%	2%	1%
Fixed-income assets	3%	2%	2%	1%
Equity assets	3%	3%	6%	4%
Liquidation Portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%

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

June 30, 2013 period-end managed assets increased 2% over period-end managed assets at June 30, 2012 due primarily to increases in period-end equity and money market assets. Average managed assets for both the three- and six-month periods ended June 30, 2013 increased 3% over average managed assets for the same periods in 2012 primarily as a result of increases in average fixed-income and equity assets. Period-end money market assets at June 30, 2013 increased 1% as compared to June 30, 2012. Average money market assets for both the three- and six-month periods ended June 30, 2013 increased 1% as compared to the same periods in 2012. Period-end fixed-income assets at June 30, 2013 increased 2% as compared to June 30, 2012 primarily due to positive net sales and market appreciation. Sales were positive in the second half of 2012 and the first quarter of 2013, with multi-sector and high-yield bond funds driving the increase. Average fixed-income assets for the three- and six-month periods ended June 30, 2013 increased 10% and 12%, respectively, as compared to the same periods in 2012. Period-end equity assets at June 30, 2013 increased 17% as compared to June 30, 2012 primarily due to market appreciation and, to a lesser extent, positive net sales. Net sales were led by Federated's income-oriented portfolios investing in both U.S.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

and international dividend-paying companies. Average equity assets for the three- and six-month periods ended June 30, 2013 increased 17% and 15%, respectively, as compared to the same periods in 2012. As expected, the liquidation portfolio at June 30, 2013 decreased 19% as compared to June 30, 2012 and average assets in the liquidation portfolio for both the three- and six-month periods ended June 30, 2013 decreased 18% as compared to the same periods in 2012 due to the gradual liquidation of the portfolio.

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2013	2012	Change	Percent Change	2013	2012	Change	Percent Change
Revenue from managed assets	$221.5	$230.1	$(8.6)	(4)%	$447.3	$458.5	$(11.2)	(2)%
Revenue from sources other than managed assets	2.3	2.0	0.3	15%	4.5	3.9	0.6	15%
Total revenue	$223.8	$232.1	$(8.3)	(4)%	$451.8	$462.4	$(10.6)	(2)%

Revenue from managed assets decreased $8.6 million for the three-month period ended June 30, 2013 as compared to the same period in 2012 primarily due to an increase of $21.6 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. This decrease in revenue was partially offset by an increase of $8.4 million resulting from higher average equity assets and an increase of $3.1 million due to higher average fixed-income assets.

Revenue from managed assets decreased $11.2 million for the six-month period ended June 30, 2013 as compared to the same period in 2012 primarily due to an increase of $28.6 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. This decrease in revenue was partially offset by an increase of $11.6 million resulting from higher average equity assets and an increase of $7.2 million resulting from higher average fixed-income assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in expense and net income attributable to noncontrolling interests, the net pre-tax impact on income and a discussion of management’s expectation regarding the pre-tax impact on income from fee waivers for the third quarter of 2013.

For the six-month period ended June 30, 2013, Federated’s ratio of revenue from managed assets to average managed assets was 0.24% as compared to 0.25% for the same period of 2012. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for the six-month period ended June 30, 2013 as compared to the same period of 2012.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2013	2012	Change	Percent Change	2013	2012	Change	Percent Change
Compensation and related	$67.9	$65.2	$2.7	4%	$134.8	$129.3	$5.5	4%
Distribution	53.8	62.3	(8.5)	(14)%	112.0	124.0	(12.0)	(10)%
All other	36.1	35.6	0.5	1%	70.8	69.7	1.1	2%
Total operating expenses	$157.8	$163.1	$(5.3)	(3)%	$317.6	$323.0	$(5.4)	(2)%

Total operating expenses for the three-month period ended June 30, 2013 decreased $5.3 million compared to the same period in 2012. Distribution expense decreased $8.5 million in the second quarter 2013 as compared to the same period in 2012 primarily due to a $13.8 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $4.1 million increase primarily related to a change in the mix of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

average money market assets. Compensation and related expense increased $2.7 million in the second quarter 2013 as compared to the same period in 2012 reflecting a $1.1 million increase in base salary and wages primarily due to increased headcount and higher wages, a $1.1 million increase in incentive compensation and a $0.5 million increase in other employee expenses.

Total operating expenses for the six-month period ended June 30, 2013 decreased $5.4 million compared to the same period in 2012. Distribution expense decreased $12.0 million in the first six months of 2013 as compared to the same period in 2012 primarily due to a $21.1 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $7.7 million increase primarily related to a change in the mix of average money market assets. Compensation and related expense increased $5.5 million in the first six months of 2013 as compared to the same period in 2012 reflecting a $2.8 million increase in base salary and wages primarily due to increased headcount and higher wages, a $1.8 million increase in incentive compensation and a $0.9 million increase in other employee expenses.

Nonoperating Income (Expenses). Nonoperating income (expenses), net increased $2.4 million for the three-month period ended June 30, 2013 as compared to the same period in 2012. The increase is primarily due to a $1.6 million increase in Gain on securities, net due primarily to increased gains on the sale of certain available-for-sale securities and a $0.6 million decrease in Debt expense primarily due to decreased average outstanding loan balances.

Nonoperating income (expenses), net increased $4.0 million for the six-month period ended June 30, 2013 as compared to the same period in 2012. The increase is primarily due to a $2.4 million increase in Gain on securities, net due primarily to increased gains on the sale of certain available-for-sale securities and a $1.0 million decrease in Debt expense primarily due to decreased average outstanding loan balances.

Income Taxes. The effective tax rate was 37.4% for the three-month period ended June 30, 2013 as compared to 36.2% for the same period in 2012 primarily related to an increase in state income tax resulting from a tax law change during the second quarter 2013. The effective tax rate was 36.5% for the six-month period ended June 30, 2013 as compared to 36.3% for the same period in 2012.

Net Income attributable to Federated Investors, Inc. Net income was $40.4 million and $83.4 million for the three and six months ended June 30, 2013, respectively. Basic and diluted earnings per share were $0.39 and $0.80 for the three and six months ended June 30, 2013, respectively. Net income was $40.4 million and $82.7 million for the three and six months ended June 30, 2012, respectively. Basic and diluted earnings per share were $0.39 and $0.80 for the three and six months ended June 30, 2012, respectively.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2013, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $254.7 million as compared to $271.9 million at December 31, 2012. The decrease of $17.2 million primarily reflects a decrease of $36.6 million related to Investments due primarily to net redemptions of available-for-sale securities in the first six months of 2013, partially offset by an increase of $19.3 million in Cash and cash equivalents, which is summarized in the discussion below.

At June 30, 2013, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to recent events in certain euro-zone countries. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $72 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $67.5 million for the six months ended June 30, 2013 as compared to $83.3 million for the same period in 2012. The decrease of $15.8 million was primarily due to an increase of $8.0 million in tax payments (due primarily to a $5.0 million federal extension payment in 2013 while none was required in 2012), a decrease in cash received from customers due to the $11.2 million decrease in revenue from managed assets previously discussed and an increase of $5.0 million paid for bonuses in the first quarter 2013 as compared to the first quarter 2012.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Cash Provided by Investing Activities. During the six-month period ended June 30, 2013, cash provided by investing activities was $24.7 million and was primarily related to $55.8 million in redemptions of available-for-sale securities, partially offset by $21.8 million in cash paid for purchases of available-for-sale securities.

Cash Used by Financing Activities. During the six-month period ended June 30, 2013, cash used by financing activities was $72.4 million. During the first six months of 2013, Federated paid $50.2 million or $0.48 per share in dividends to holders of its common shares and repaid $21.3 million in connection with its long-term debt obligations. See Note (8) to the Consolidated Financial Statements for additional information.

Borrowings. In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and $200 million revolving credit facility (collectively, Credit Agreement). Proceeds have been used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the six months ended June 30, 2013 and 2012, Federated made principal payments of $21.3 million on the Term Loan. As of June 30, 2013, the entire $200 million revolving credit facility was available for borrowings. Federated is a party to an interest rate swap (the Swap) to hedge its interest rate risk associated with the Term Loan. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.646%. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with its interest coverage and leverage ratios at and during the six months ended June 30, 2013. An interest coverage ratio of at least 4 to 1 is required and as of June 30, 2013, the interest coverage ratio was 29 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of June 30, 2013, the leverage ratio was 0.8 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, advancing sales commissions, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase. In addition, in light of the current proposals on money market reform and the expected efforts to analyze and provide comments, management expects an increase in Professional service fees in the second half of 2013.

On July 25, 2013, the board of directors declared a $0.25 per share dividend to shareholders of record as of August 8, 2013 to be paid on August 15, 2013.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $487 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill and equity-method investment as of June 30, 2013.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Accrued compensation and benefits at June 30, 2013 decreased $28.1 million from December 31, 2012 primarily due to the annual 2012 accrued incentive compensation being paid in the first quarter 2013 ($55.2 million), partially offset by certain 2013 incentive compensation accruals, net of payments recorded, in the first half of 2013 ($33.8 million).

Long-term deferred tax liability, net at June 30, 2013 increased $13.5 million from December 31, 2012 primarily as a result of tax amortization in excess of book amortization of intangible assets.

Investments—consolidated investment companies at June 30, 2013 increased $39.7 million from December 31, 2012 primarily as a result of the consolidation of an investment company beginning in 2013 ($66.5 million) partially offset by the deconsolidation of another investment company ($20.0 million) during the same period. Redeemable noncontrolling interest in subsidiaries at June 30, 2013 increased $62.3 million from December 31, 2012. This increase primarily reflects non-Federated ownership interests in the investment company consolidated for the first time in 2013. See Note (5) for additional information.

There were no indicators of goodwill impairment as of June 30, 2013 as Federated’s market capitalization exceeded the book value of equity by more than 400%.

Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity-method of accounting. The excess carrying value of Federated's equity-method investment as compared to its proportionate share of the investee's underlying net assets reflects goodwill. During 2012, due to declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each in the future, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity-method of accounting. Management estimated the fair value of its investment at December 31, 2012 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.0 million impairment charge in Nonoperating Income (Expenses) – Other, net to write down the equity-method investment to a fair value of $3.8 million as of December 31, 2012. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected AUM across product lines with a 10-year compounded annual growth rate of 15% and a terminal growth rate of 3%; and (2) a 17% discount rate based upon the current estimated market rate of return. No new indicators of impairment existed as of June 30, 2013. Given uncertainties regarding the success of future sales efforts and possible prolonged periods of over/underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses for this investment with a remaining carrying value and maximum exposure to loss of $3.8 million at June 30, 2013.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first two contingent purchase price payments of $5.0 million and $4.2 million were paid in the fourth quarters of 2011 and 2012, respectively. At June 30, 2013, management estimated remaining contingent payments could total $10 million over the three years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of June 30, 2013, a liability of $8.2 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.5 million) and Other long-term liabilities ($4.7 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

the first quarter 2012 and 2013, $5.9 million and $3.4 million were paid with regard to the third and fourth anniversary years, respectively. Assuming asset levels and projected revenue remain constant based on recent trends, the fifth anniversary year payment may approximate $9 million. As of June 30, 2013, no amounts were accrued for the fifth anniversary year ending in December 2013.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of June 30, 2013, liabilities totaling $3.5 million and representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.9 million) and Other long-term liabilities ($2.6 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense and/or Other expense on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of June 30, 2013, the maximum bonus payable over the remaining terms of the contracts approximates $43 million, none of which would be payable in the remainder of 2013. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at June 30, 2013 remain constant throughout the year, the Fund Bonus payment in 2014 may approximate $1 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2013, Federated does not believe that a material loss related to these claims is reasonably possible.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(unaudited)

There have not been any material changes to Federated’s exposures to market risk during the six months ended June 30, 2013 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2012.

Part I, Item 4. Controls and Procedures
(unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at June 30, 2013.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	28,448	$0.56	0	1,749,834
May	30,000	23.71	30,000	1,719,834
June[2]	99,685	20.55	75,000	1,644,834
Total	158,133	$17.55	105,000	1,644,834

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of June 30, 2013.

2
In April and June 2013, 28,448 and 24,685 shares, respectively, of restricted stock with a weighted-average price of $0.56 and $2.25 per share, respectively, were repurchased in connection with employee separations.

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

Federated Investors, Inc.
(Registrant)

Date	July 26, 2013	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	July 26, 2013	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer