Form 10-Q
period 2013-09-30
FEDERATED INVESTORS INC /PA/
filed 2013-10-25
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 22, 2013, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,585,621 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows and levels and business mix; levels of revenues, expenses, losses and net income; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and cash flows and management's expectations regarding borrowing, taxes and effective tax rates, legal, compliance and other professional services expenses and liquidity; future principal uses of cash; performance indicators; impact of accounting policies and new accounting pronouncements; concentration risk; guarantee and indemnification obligations; the timing and impact of increased regulation including rule proposals by the Securities and Exchange Commission affecting money market funds or action taken by the Board of Governors of the Federal Reserve System, the Financial Stability Oversight Council or other U.S. or foreign government entities, and management's beliefs regarding such proposals and actions; the level of and prospect for increased distribution-related expenses; management’s expectations regarding fee rates, as well as fee waivers and expense reimbursements, the level of and timing and degree of changes in interest rates, the impact of interest rates on such waivers/reimbursements and the impact of such waivers/reimbursements on revenues and net income; the ability to raise additional capital; management's expectations regarding the value of the interest rate swap and certain other investments, levels of investment, potential losses associated with investments and the timing of the redemption of certain investments; impairment charges and other charges for losses and expenses, and the various items set forth under the section entitled Risk Factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its subsidiaries (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers or expense reimbursements incurred by Federated. The obligation to make contingent payments is based on certain growth and fund performance targets and will be affected by the achievement of such targets and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, as well as potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers and potential increased legal, compliance and other professional service expenses stemming from additional regulation. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by federal and state regulators and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items, see the section entitled Risk Factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$78,262	$67,585
Investments—affiliates	141,471	136,023
Investments—consolidated investment companies	126,291	51,073
Investments—other	4,490	3,947
Receivables, net of reserve of $50 and $50, respectively	27,019	24,120
Prepaid expenses	12,146	12,986
Other current assets	5,190	4,328
Total current assets	394,869	300,062
Long-Term Assets
Goodwill	649,014	648,820
Renewable investment advisory rights	68,595	68,455
Other intangible assets, net of accumulated amortization of $44,367 and $44,224, respectively	8,593	10,582
Property and equipment, net of accumulated depreciation of $55,873 and $50,910, respectively	41,000	38,912
Other long-term assets	21,032	23,230
Total long-term assets	788,234	789,999
Total assets	$1,183,103	$1,090,061
LIABILITIES
Current Liabilities
Short-term debt	$60,208	$42,500
Accounts payable and accrued expenses	40,744	45,255
Accrued compensation and benefits	53,972	68,172
Other current liabilities	21,308	25,207
Total current liabilities	176,232	181,134
Long-Term Liabilities
Long-term debt	226,667	276,250
Long-term deferred tax liability, net	117,062	99,399
Other long-term liabilities	22,782	29,334
Total long-term liabilities	366,511	404,983
Total liabilities	542,743	586,117
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	90,408	7,268
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	290,020	273,697
Additional paid-in capital from treasury stock transactions	45	0
Retained earnings	1,017,816	984,505
Treasury stock, at cost, 24,919,835 and 25,064,280 shares Class B common stock, respectively	(755,878)	(760,022)
Accumulated other comprehensive loss, net of tax	(2,001)	(2,937)
Total Federated Investors, Inc. shareholders’ equity	550,191	495,432
Nonredeemable noncontrolling interest in subsidiary	(239)	1,244
Total permanent equity	549,952	496,676
Total liabilities, temporary equity and permanent equity	$1,183,103	$1,090,061
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Investment advisory fees, net—affiliates	$112,067	$142,188	$371,092	$413,340
Investment advisory fees, net—other	22,556	18,118	61,809	50,680
Administrative service fees, net—affiliates	55,052	55,879	167,133	168,157
Other service fees, net—affiliates	16,862	18,511	49,796	57,135
Other service fees, net—other	3,160	2,910	9,413	8,949
Other, net	2,169	862	4,400	2,620
Total revenue	211,866	238,468	663,643	700,881
Operating Expenses
Compensation and related	65,620	65,131	200,413	194,411
Distribution	51,051	64,146	163,099	188,168
Professional service fees	9,704	(7,864)	27,841	12,376
Office and occupancy	6,488	6,108	19,463	18,479
Systems and communications	6,464	6,532	19,173	19,615
Advertising and promotional	3,975	3,559	11,333	9,802
Travel and related	3,344	2,913	9,563	9,000
Intangible asset related	634	799	2,050	1,642
Other	6,828	7,111	18,723	17,988
Total operating expenses	154,108	148,435	471,658	471,481
Operating income	57,758	90,033	191,985	229,400
Nonoperating Income (Expenses)
Investment income, net	1,407	1,452	4,650	4,269
Gain on securities, net	5,592	2,254	10,836	5,056
Debt expense	(3,078)	(3,534)	(9,468)	(10,935)
Other, net	(3,133)	(29)	(3,203)	(195)
Total nonoperating income (expenses), net	788	143	2,815	(1,805)
Income before income taxes	58,546	90,176	194,800	227,595
Income tax provision	20,917	31,983	70,621	81,922
Net income including noncontrolling interests in subsidiaries	37,629	58,193	124,179	145,673
Less: Net (loss) income attributable to the noncontrolling interests in subsidiaries	(75)	2,420	3,073	7,165
Net income	$37,704	$55,773	$121,106	$138,508
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.36	$0.54	$1.16	$1.33
Cash dividends per share	$0.25	$0.24	$0.73	$0.72
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income including noncontrolling interests in subsidiaries	$37,629	$58,193	$124,179	$145,673

Other comprehensive income, net of tax
Permanent equity
Unrealized loss on interest rate swap	(179)	(592)	(185)	(2,009)
Reclassification adjustment related to interest rate swap	1,044	1,129	3,153	3,489
Unrealized gain on securities available for sale	2,088	2,557	3,692	5,609
Reclassification adjustment related to securities available for sale	(2,804)	(649)	(5,616)	(1,897)
Foreign currency items	193	(51)	(108)	(402)
Reclassification adjustment related to foreign currency items	0	127	0	127
Temporary equity
Foreign currency translation gain (loss)	0	27	(36)	(252)
Other comprehensive income	342	2,548	900	4,665
Comprehensive income including noncontrolling interests in subsidiaries	37,971	60,741	125,079	150,338
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	128	82	381	(160)
Less: Comprehensive (loss) income attributable to nonredeemable noncontrolling interest in subsidiary	(202)	2,365	2,656	7,073
Comprehensive income attributable to Federated Investors, Inc.	$38,045	$58,294	$122,042	$143,425
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2011	$253,139	$0	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
Net income	0	0	138,508	0	0	138,508	7,073	145,581	92
Other comprehensive income (loss), net of tax	0	0	0	0	4,917	4,917	0	4,917	(252)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	13,730
Consolidation	0	0	0	0	0	0	0	0	1,008
Stock award activity	14,605	7	(7,654)	7,655	0	14,613	0	14,613	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(74,881)	0	0	(74,881)	(6,679)	(81,560)	(12,531)
Purchase of treasury stock	0	0	0	(5,302)	0	(5,302)	0	(5,302)	0
Balance at September 30, 2012	$267,744	$7	$1,125,886	$(770,128)	$(3,695)	$619,814	$1,112	$620,926	$2,553
Balance at December 31, 2012	$273,886	$0	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
Net income	0	0	121,106	0	0	121,106	2,656	123,762	417
Other comprehensive income (loss), net of tax	0	0	0	0	936	936	0	936	(36)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	21,236
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	64,292
Stock award activity	16,323	45	(11,314)	11,314	0	16,368	0	16,368	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(76,352)	0	0	(76,352)	(4,139)	(80,491)	(2,769)
Purchase of treasury stock	0	0	0	(7,170)	0	(7,170)	0	(7,170)	0
Other	0	0	(129)	0	0	(129)	0	(129)	0
Balance at September 30, 2013	$290,209	$45	$1,017,816	$(755,878)	$(2,001)	$550,191	$(239)	$549,952	$90,408
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income including noncontrolling interests in subsidiaries	$124,179	$145,673
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	6,717	5,376
Depreciation and other amortization	7,696	7,880
Share-based compensation expense	15,622	14,959
Gain on disposal of assets	(10,399)	(3,368)
Provision for deferred income taxes	15,885	22,108
Fair-value adjustments for contingent liabilities	(47)	(1,000)
Tax benefit (detriment) from share-based compensation	716	(342)
Excess tax benefits from share-based compensation	(1,111)	(1,045)
Impairment of assets	3,100	0
Net (purchases) sales of trading securities	(13,967)	76,230
Deferred sales commissions paid	(9,353)	(9,276)
Contingent deferred sales charges received	1,408	1,049
Other changes in assets and liabilities:
Increase in receivables, net	(2,606)	(10,912)
Decrease in prepaid expenses and other assets	4,811	4,647
Decrease in accounts payable and accrued expenses	(21,436)	(5,507)
Increase (decrease) in other liabilities	992	(6,579)
Net cash provided by operating activities	122,207	239,893
Investing Activities
Purchases of securities available for sale	(87,615)	(50,650)
Cash paid for business acquisitions	(3,365)	(7,617)
Proceeds from redemptions of securities available for sale	88,369	75,948
Cash paid for property and equipment	(8,779)	(6,475)
Net cash (used) provided by investing activities	(11,390)	11,206
Financing Activities
Dividends paid	(76,366)	(74,893)
Purchases of treasury stock	(6,897)	(5,177)
Distributions to noncontrolling interest in subsidiaries	(6,908)	(19,210)
Contributions from noncontrolling interest in subsidiaries	21,236	13,730
Proceeds from shareholders for share-based compensation	45	9
Excess tax benefits from share-based compensation	1,111	1,045
Payments on debt	(31,875)	(31,875)
Other financing activities	(486)	(517)
Net cash used by financing activities	(100,140)	(116,888)
Net increase in cash and cash equivalents	10,677	134,211
Cash and cash equivalents, beginning of period	67,585	49,273
Cash and cash equivalents, end of period	$78,262	$183,484
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

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012
Money market assets	40%	47%
Equity assets	36%	31%
Fixed-income assets	23%	21%

The decline in the relative proportion of Federated's revenue attributable to money market assets for the first nine months of 2013 as compared to the same period in 2012 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant

Notes to the Consolidated Financial Statements (continued)
(unaudited)

reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

Current Regulatory Environment - Domestic
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. debt ceiling debate and subsequent downgrade of the country's credit rating in 2011, the European debt crisis in 2011/2012 and its ongoing fallout as well as the U.S. debt ceiling debate in 2013.
Since then, the SEC undertook another project to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued such a rule proposal for public comment. The SEC's proposal was lengthy (approximately 700 pages) and included two principal alternative reforms that could be adopted alone or in combination. One alternative would require a floating net asset value (NAV) for institutional prime money market funds. The other alternative would allow a fund's board to use liquidity fees and redemption gates when the fund fails to maintain the prescribed liquidity threshold. In addition, in the case of either alternative, the proposal would eliminate the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also included additional diversification and disclosure measures that would apply under either alternative.
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
Management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of nine comment letters and with industry groups. The public comment period formally closed on September 17, 2013. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml. Management does not expect final rules to be adopted prior to 2014 given, among other things, the number of industry comments and the complexity of the proposed rule amendments. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business and operations until any rule amendments are finalized, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that, once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
The Financial Stability Oversight Council (FSOC) may recommend new or heightened regulation for “nonbank financial companies” under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On April 3, 2013, the Board of Governors of the Federal Reserve System (the Governors) issued a final regulation, which became effective on May 6, 2013, that defines the term “predominantly engaged in financial activities” for purposes of identifying “nonbank financial companies” under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that they believe “that it is clear that open-end investment companies, such as mutual funds including money market funds,  . . . engage in financial activities.” Management respectfully disagrees with the Governors’ position. Management believes that (1) the final regulation is inconsistent with the clear language and intent of the Dodd-Frank Act, (2) the conclusion that mutual funds, including money market mutual funds, fall within the scope of “financial activities” is without a valid statutory basis, and (3) Congress intended the scope of “financial activities” for Dodd-Frank Act regulation to be strictly limited to specific

Notes to the Consolidated Financial Statements (continued)
(unaudited)

lines of business previously defined under the Bank Holding Company Act, which historically have not been viewed as including mutual funds as a specific line of business. Federated is unable to assess whether, or the degree to which, any of Federated's sponsored investment companies, including money market funds, could ultimately be designated a nonbank financial company by FSOC. In management's view, the issuance of the final regulation is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business or operations at this time.
Current Regulatory Environment - Europe
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would permit either floating NAV money market funds or constant net asset value money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally must either build a capital buffer of 3% or convert to a floating NAV money market fund. The proposal is subject to the approval of the European Parliament and European Council and the final regulation could vary materially from that of the proposal. Management does not anticipate agreement on a final rule before 2015.

The financial transactions tax (FTT) proposal that is being developed by eleven European countries is not expected to be agreed upon in 2013. In September 2013, the European Council Legal Service issued a non-binding opinion that the FTT's extraterritorial reach is unlawful and would infringe on the tax rights of nonparticipating EU countries. The participating countries also continue to debate the FTT's scope, the allocation of taxes collected and certain other fundamental principles. Once agreed upon, final terms of the proposed FTT also will be subject to additional government approval prior to enactment.

European money market reform and the imposition of the FTT, particularly with its initially proposed broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business and operations until such proposals are finalized and approved or the FTT is enacted.
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

These voluntary fee waivers are calculated as a percent of assets under management (AUM or managed assets) in certain money market funds and thus will vary dependent upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market fund would cause the pre-tax impact of fee waivers to increase.

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds as well as the distribution among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should result in lower waivers to maintain positive or zero net yields. Conversely, the opposite would also be true.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Revenue	$(105.1)	$(69.5)	$(284.4)	$(220.2)
Less: Reduction in Distribution expense	72.1	52.9	203.8	163.6
Operating income	(33.0)	(16.6)	(80.6)	(56.6)
Less: Reduction in Noncontrolling interest	2.7	0.3	4.8	0.9
Pre-tax impact	$(30.3)	$(16.3)	$(75.8)	$(55.7)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily as a result of lower yields on instruments held by the money market funds.
Based on recent commentary from the Governors in its September 18, 2013 press release, “a highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the fourth quarter 2013 may result in a negative pre-tax impact on income of approximately the same amount as the third quarter 2013. See Management's Discussion and Analysis for additional information on management’s expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the U.S. Department of the Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for both the three- and nine-month periods ended September 30, 2013 was derived from services provided to two sponsored funds, the Federated Kaufmann Fund (11% for both the three- and nine-month periods ended September 30, 2013) and the Federated Prime Obligations Fund (10% for both the three- and nine-month periods ended September 30, 2013). A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to September 30, 2013 and December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, Federated was deemed to be the primary beneficiary of and therefore consolidated several investment companies as a result of its majority ownership interest in the investment companies. In addition, during the first quarter 2013, Federated began consolidating a sponsored offshore money market fund for which it was deemed to be the primary beneficiary as a result of a vote by the fund board of directors to unwind the fund in the near term and the expectation that Federated will absorb the remaining net operating expenses of the fund. The remaining net operating expenses to be absorbed by Federated are estimated at $25 thousand. Federated consolidated $63.4 million in Investments—consolidated investment companies, $4.0 million in Cash and cash equivalents and $67.4 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of consolidation.

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1.1	$1.0
Investments—consolidated investment companies	126.3	51.1
Receivables	0.9	0.7
Less: Liabilities	1.7	2.0
Less: Redeemable noncontrolling interest in subsidiaries	90.4	7.3
Federated's net interest in consolidated investment companies	$36.2	$43.5

Federated's net interest in the consolidated investment companies of $36.2 million and $43.5 million at September 30, 2013 and December 31, 2012, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short for one fund, and otherwise represent operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

During the three- and nine-month periods ended September 30, 2012, Federated deconsolidated a non-U.S. dollar-denominated money market fund in which it was the sole investor as a result of redeeming its investment. Accordingly, Federated deconsolidated $78.3 million in Investments—consolidated investment companies. In addition, Federated realized a foreign currency gain of $1.2 million in Nonoperating Income (Expenses) - Other, net for the three- and nine-month periods ended September 30, 2012 on the Consolidated Statements of Income that had been recorded in Accumulated other comprehensive loss, net of tax. Federated's foreign currency risk in this investment was hedged by investments in foreign currency forward contracts which were settled in the three- and nine-month periods ended September 30, 2012. Accordingly, an offsetting pre-tax loss of $1.1 million was reclassified out of Accumulated other comprehensive loss, net of tax and realized in Nonoperating Income (Expenses) - Other, net for the three- and nine-month periods ended September 30, 2012 on the Consolidated Statements of Income.

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Report on Form 10-K for the year ended December 31, 2012 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

At September 30, 2013 and December 31, 2012, Federated was involved with certain VIEs in which it held a variable interest but for which it was not the primary beneficiary. Federated’s investment and maximum risk of loss related to these unconsolidated VIEs were as follows:

	September 30, 2013	December 31, 2012
(in millions)	Total remaining carrying value of investment and maximum risk of loss	Total remaining carrying value of investment and maximum risk of loss
Investment companies[1,2]	$210.3	$193.7
Equity investment[3]	$0.6	$3.8

[1]	AUM for these unconsolidated investment companies totaled $278.3 billion and $295.4 billion at September 30, 2013 and December 31, 2012, respectively.

[2]	Accounts receivable from sponsored investment companies for advisory and other services totaled $11.6 million at both September 30, 2013 and December 31, 2012.

[3]	Total assets and liabilities of the equity investment were $1.9 million and $0.1 million, respectively, at September 30, 2013 and $2.8 million and $0.3 million, respectively, at December 31, 2012.

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

Equity Investment – Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity method of accounting. As of September 30, 2013, the equity-method investee managed nearly $375 million in both absolute return and enhanced fixed-income mandates, including a hedge fund strategy and an enhanced cash strategy. Due primarily to the nature of the voting rights of the equity holders of the investee, the investee meets the definition of a VIE, however, with its non-voting 12% interest, Federated is not deemed to have power to direct the investee's activities and therefore is not the primary beneficiary. Federated has not provided financial support to the investee. Federated’s investment is included in Other long-term assets on the Consolidated Balance Sheets. In 2012, Federated recorded a $3.0 million impairment charge to write down the investment to a fair value of $3.8 million as of December 31, 2012. In the third quarter 2013, the equity investment experienced further impairment. Federated recorded a $3.1 million impairment charge to write down the investment to a fair value of $0.6 million as of September 30, 2013. See Note (7)(b) for additional information.

(6) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 included available-for-sale and trading securities. At September 30, 2013 and December 31, 2012, Federated held investments totaling $141.5 million and $136.0 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Available-for-sale securities were as follows:

	September 30, 2013				December 31, 2012
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$37,665	$3,098	$0	$40,763	$44,944	$4,814	$(5)	$49,753
Fixed-income mutual funds	100,871	476	(639)	100,708	84,855	1,436	(21)	86,270
Total fluctuating-value mutual funds	$138,536	$3,574	$(639)	$141,471	$129,799	$6,250	$(26)	$136,023

Federated’s trading securities totaled $130.8 million and $55.0 million at September 30, 2013 and December 31, 2012, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. Investments—other on the Consolidated Balance Sheets represented other trading investments held in separate accounts for which Federated is the beneficiary.

Federated’s trading securities as of September 30, 2013 were primarily composed of foreign and domestic debt securities totaling $103.5 million (of which $66.4 million represented high-quality short-term debt securities held by a consolidated sponsored offshore money market fund), stocks of large U.S. and international companies ($15.4 million) and an offshore master fund invested in global project and trade finance transactions ($2.8 million). Federated's trading securities as of December 31, 2012 were primarily composed of domestic and foreign debt securities ($28.4 million), stocks of large U.S. and international companies ($13.9 million) and an offshore master fund invested in global project and trade finance transactions ($12.1 million).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Unrealized gain (loss)
Trading securities	$748	$738	$516	$1,432
Derivatives[1]	29	(64)	(128)	123
Realized gains[2]
Available-for-sale securities[3]	4,759	1,034	10,917	3,142
Trading securities	457	278	1,075	829
Derivatives[1]	275	410	874	636
Realized losses[2]
Available-for-sale securities[3]	(381)	0	(1,320)	0
Trading securities	(267)	(68)	(754)	(415)
Derivatives[1]	(28)	(74)	(344)	(691)
Gain on securities, net[4]	$5,592	$2,254	$10,836	$5,056

[1]	Amounts related to economic derivatives held by certain consolidated investment companies.

[2]	Realized gains and losses are computed on a specific-identification basis.

[3]
Amounts related to sales of available-for-sale securities resulting in proceeds of $32.6 million and $88.4 million for the three and nine months ended September 30, 2013, respectively, and $6.4 million and $75.9 million for the three and nine months ended September 30, 2012, respectively.

[4]
Amounts related to consolidated investment companies totaled $1.0 million for both the three and nine months ended September 30, 2013, and $1.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively.

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

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$78,262	$0	$0	$78,262	$67,585	$0	$0	$67,585
Available-for-sale equity securities	94,390	47,081	0	141,471	102,493	33,530	0	136,023
Trading securities—equity	18,069	9,198	0	27,267	9,808	16,776	0	26,584
Trading securities—debt	0	103,514	0	103,514	0	28,436	0	28,436
Foreign currency forward contracts	0	123	0	123	0	158	0	158
Total financial assets	$190,721	$159,916	$0	$350,637	$179,886	$78,900	$0	$258,786
Financial Liabilities
Interest rate swap	$0	$6,519	$0	$6,519	$0	$11,178	$0	$11,178
Acquisition-related future consideration liabilities	0	0	12,042	12,042	0	0	11,759	11,759
Other[1]	1,065	31	0	1,096	1,015	0	0	1,015
Total financial liabilities	$1,065	$6,550	$12,042	$19,657	$1,015	$11,178	$11,759	$23,952

[1]
Amounts include investments sold short within one of the consolidated investment companies and/or foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $70.0 million and $60.2 million at September 30, 2013 and December 31, 2012, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Trading securities—equity
These trading securities represented primarily the equity securities held by consolidated investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services when there has been a significant trend in the U.S. equity markets or in index futures trading between the time the foreign market closes and the pricing time of the consolidated investment company. The determination to use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2012 and September 30, 2013, there were no investments transferred between Level 1 and Level 2. For the period between December 31, 2011 and September 30, 2012, $0.6 million of investments transferred from Level 2 to Level 1 as a result of a determination by management at the end of 2011 to use adjusted quoted market prices because there had been a significant trend in the U.S. equity markets or in index futures trading after the foreign markets closed, as compared to, at the end of the third quarter 2012, using unadjusted quoted market prices to determine fair values of these equity securities. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At September 30, 2013 and December 31, 2012, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using NAV as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating one of its feeder funds as of September 30, 2013 and December 31, 2012. The offshore master investment fund, which is not publicly available, makes investments in global project and trade finance transactions. The $2.8 million and $12.1 million fair value at September 30, 2013 and December 31, 2012, respectively, of the feeder fund's investment in the master fund was determined using the NAV of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at September 30, 2013 and December 31, 2012. At Federated's request, this investment is being redeemed primarily as portfolio investments mature. Federated expects that the investment will be fully redeemed in the fourth quarter of 2013.

Trading securities—debt
At September 30, 2013, debt trading securities primarily represented high-quality short-term debt securities held by a consolidated sponsored offshore money market fund ($66.4 million). The remaining debt trading securities held at September 30, 2013 and the balance at December 31, 2012 primarily represented U.S. and foreign bonds held by consolidated Federated-sponsored investment companies. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions. The entire amount of these securities is included in Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets.
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
Interest rate swap
The fair value of Federated's interest rate swap (the Swap) at September 30, 2013 is included in Other current liabilities ($5.4 million) and Other long-term liabilities ($1.1 million) on the Consolidated Balance Sheets. Pricing is determined based on a

Notes to the Consolidated Financial Statements (continued)
(unaudited)

third-party, model-derived valuation in which all significant inputs are observable in active markets including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for more information regarding the Swap.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2013, acquisition-related future consideration liabilities were recorded in Other current liabilities ($4.4 million) and Other long-term liabilities ($7.6 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). As of September 30, 2013, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from 0% - 28% per year (weighted average of 5%); (2) an estimate ranging from 0.01% - 0.02% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.02%); and (3) an estimated discount rate ranging from 17% - 20% based on the current estimated market rate of return (weighted average of 17%). Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional Intangible asset related expense in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending balances for Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$11,712	$13,904	$11,759	$13,404
New acquisition/adjustment[1]	330	1,861	330	3,361
Changes in fair value[2]	0	0	(47)	(1,000)
Ending balance	$12,042	$15,765	$12,042	$15,765

[1]
Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with a new acquisition or the revision thereof upon finalization of the valuation process related to initial purchase accounting.

[2]
For the nine months ended September 30, 2013, the amount was primarily included as Other expense on the Consolidated Statements of Income and primarily represented a foreign currency loss. For the nine months ended September 30, 2012, the amount was included as a decrease to Intangible asset related expense on the Consolidated Statements of Income.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity method of accounting. The excess carrying value of Federated's equity-method investment as compared to its proportionate share of the investee's underlying net assets reflects goodwill. During 2012, due to declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each in the future, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity method of accounting. Management estimated the fair value of its investment at December 31, 2012 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.0 million impairment charge in Nonoperating Income (Expenses) – Other, net to write down the equity-method investment to a fair value of $3.8 million as of December 31, 2012. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Significant unobservable model inputs included: (1) projected AUM across product lines with a 10-year compounded annual growth rate of 15% and a terminal growth rate of 3%; and (2) a 17% discount rate based upon the current estimated market rate of return.

During the third quarter 2013, upon consideration of continued investment underperformance and a decrease in forecasted growth of AUM, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity method of accounting. Management estimated the fair value of its investment at September 30, 2013 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.1 million impairment charge in Nonoperating Income (Expenses) - Other, net to write down the equity-method investment to a fair value of $0.6 million as of September 30, 2013. The estimate of fair value was based primarily upon the present value of expected future cash flows using probability-weighted scenarios in an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected scenario AUM across product lines with a 10-year compounded annual growth rate ranging from 0% - 9%; (2) a terminal growth rate of 3%; and (3) a 17% discount rate based upon the current estimated market rate of return. Given uncertainties regarding the success of future sales efforts and possible prolonged periods of underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses for this investment.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	September 30, 2013	December 31, 2012
Term Loan	3.646%	$286,875	$318,750
Less: Short-term debt		60,208	42,500
Long-term debt		$226,667	$276,250

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with the Swap.

In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and a $200 million revolving credit facility (collectively, Credit Agreement). The Credit Agreement expires on June 10, 2016. The Term Loan, a variable-rate note, requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement.
The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). Federated is a party to an interest rate swap (the Swap) with PNC Bank, National Association and certain other banks to hedge its interest rate risk on the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at September 30, 2013 was a liability of $6.5 million which was recorded in Other current liabilities ($5.4 million) and Other long-term liabilities ($1.1 million) on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets at September 30, 2013. During the next twelve months management expects to charge $5.4 million of this loss to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to September 30, 2013 and will not affect the amount of interest expense recognized in

Notes to the Consolidated Financial Statements (continued)
(unaudited)

total on the Term Loan for any period presented. During the three- and nine-month periods ended September 30, 2013, $1.6 million and $4.9 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap. During the three- and nine-month periods ended September 30, 2012, $1.8 million and $5.5 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
As of September 30, 2013, the entire $200 million revolving credit facility was available for borrowings.
The Credit Agreement includes representations, warranties and other covenants, including an interest coverage ratio covenant and a leverage ratio covenant. Federated was in compliance with all covenants at and during the nine months ended September 30, 2013. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2013, Federated awarded 489,050 shares of restricted Federated Class B common stock, nearly all of which were awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 1,015,273 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2012. Of this amount, 480,773 shares of restricted Federated Class B common stock were awarded in connection with the aforementioned bonus program in 2012. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no stock options issued or exercised.

(c) Non-management Director Stock Award

Federated awarded 5,100 and 4,500 shares of Federated Class B common stock to non-management directors during the second quarters of 2013 and 2012, respectively. There were no additional awards to non-management directors in 2013 or 2012.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back up to 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of September 30, 2013. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock are held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first nine months of 2013, Federated repurchased 0.3 million shares of common stock for $7.2 million ($0.3 million of which was accrued in Other current liabilities as of September 30, 2013), the majority of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At September 30, 2013, approximately 1.6 million shares remained available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share for amounts attributable to Federated Investors, Inc. using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$37,704	$55,773	$121,106	$138,508
Less: Total income available to participating unvested restricted shareholders[1]	(1,426)	(1,951)	(4,619)	(4,978)
Total net income attributable to Federated Common Stock[2]	$36,278	$53,822	$116,487	$133,530
Denominator
Basic weighted-average common shares outstanding	100,677	100,417	100,637	100,292
Dilutive potential shares from stock options	1	0	1	0
Diluted weighted-average common shares outstanding	100,678	100,417	100,638	100,292
Earnings per Share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.36	$0.54	$1.16	$1.33

[1]	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For both the three- and nine-month periods ended September 30, 2013, fewer than 50 thousand awarded stock options were not included in the computation of diluted earnings per share for each period. For both the three- and nine-month periods ended September 30, 2012, approximately 300 thousand awarded stock options were not included in the computation of diluted earnings per share for each period. In all cases, these options were antidilutive because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the options become "in-the-money," these shares would be included in the calculation of diluted earnings per share and would result in additional dilution.

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first two contingent purchase price payments of $5.0 million and $4.2 million were paid in the fourth quarters of 2011 and 2012, respectively. At September 30, 2013, management estimated remaining contingent payments could total $10 million over the three years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of September 30, 2013, a liability of $8.2 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.5 million) and Other long-term liabilities ($4.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In the first quarter 2013 and 2012, $3.4 million and $5.9 million were paid with regard to the fourth and third anniversary years,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

respectively. Assuming asset levels and projected revenue remain constant based on recent trends, the fifth anniversary year payment may approximate $9 million. As of September 30, 2013, the contingency was not yet resolved for the fifth anniversary year ending in December 2013 therefore no amounts were accrued.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of September 30, 2013, liabilities totaling $3.9 million and representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($1.0 million) and Other long-term liabilities ($2.9 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense and/or Other expense on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2013, the maximum bonus payable over the remaining terms of the contracts approximates $44 million, of which approximately $28 million could be payable in 2014. As of September 30, 2013, $6.4 million is recorded in Accrued compensation and benefits related to these payments, none of which would be payable in the remainder of 2013. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at September 30, 2013 remain constant throughout the year, the Fund Bonus payment in 2014 is not expected to be material. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

(b) Guarantees and Indemnifications

On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial position, results of operations or cash flows.

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2013, Federated does not believe that a material loss related to these claims is reasonably possible.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Accumulated Other Comprehensive Loss attributable to Federated Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain on Securities Available for Sale[2]	Unrealized Loss on Foreign Currency Hedge[3]	Foreign Currency Translation Gain (Loss)[3]	Total
Balance at December 31, 2011	$(9,634)	$325	$368	$329	$(8,612)
Other comprehensive (loss) income before reclassifications and tax	(3,192)	9,286	(1,631)	1,381	5,844
Tax impact	1,183	(3,677)	332	(484)	(2,646)
Reclassification adjustments, before tax	5,543	(3,141)	1,169	(1,237)	2,334
Tax impact	(2,054)	1,244	(238)	433	(615)
Net current-period other comprehensive income (loss)	1,480	3,712	(368)	93	4,917
Balance at September 30, 2012	$(8,154)	$4,037	$0	$422	$(3,695)

Balance at December 31, 2012	$(7,071)	$3,644	$0	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(290)	6,308	0	(165)	5,853
Tax impact	105	(2,616)	0	57	(2,454)
Reclassification adjustments, before tax	4,949	(9,597)	0	0	(4,648)
Tax impact	(1,796)	3,981	0	0	2,185
Net current-period other comprehensive income (loss)	2,968	(1,924)	0	(108)	936
Balance at September 30, 2013	$(4,103)	$1,720	$0	$382	$(2,001)

[1]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

[3]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.

(14) Subsequent Events

On October 24, 2013, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 8, 2013 to be paid on November 15, 2013.

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

General

Federated Investors, Inc. (together with its subsidiaries, Federated) is one of the largest investment managers in the United States with $366.7 billion in managed assets as of September 30, 2013. The majority of Federated’s revenue is derived from advising Federated-sponsored mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services.

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at September 30, 2013 attributable to such markets are as follows: wealth management and trust (45%), broker/dealer (32%), institutional (14%), and international (6%).

Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management (AUM or managed assets) in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated’s services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts, which in turn, typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain expense ratios, to maintain positive or zero net yields on money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.

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

Business Developments

Money Market Fund Matters
For the nine-month period ended September 30, 2013, approximately 40% of Federated’s total revenue was attributable to money market assets as compared to 47% for the same period in 2012. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s results of operations.

(a) Current Regulatory Environment
Domestic
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. debt ceiling debate and subsequent downgrade of the country's credit rating in 2011, the European debt crisis in 2011/2012 and its ongoing fallout as well as the U.S. debt ceiling debate in 2013.
Since then, the SEC undertook another project to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued such a rule proposal for public comment. The SEC's proposal was lengthy (approximately 700 pages) and included two principal alternative reforms that could be adopted alone or in combination. One alternative would require a floating net asset value (NAV) for institutional prime money market funds. The other alternative would allow a fund's board to use liquidity fees and redemption gates when the fund fails to maintain the prescribed liquidity threshold. In addition, in the case of either alternative, the proposal would eliminate the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also included additional diversification and disclosure measures that would apply under either alternative.
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
Management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of nine comment letters and with industry groups. The public comment period formally closed on September 17, 2013. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml. Management does not expect final rules to be adopted prior to 2014 given, among other things, the number of industry comments and the complexity of the proposed rule amendments. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business and operations until any rule amendments are finalized, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that, once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
The Financial Stability Oversight Council (FSOC) may recommend new or heightened regulation for “nonbank financial companies” under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

April 3, 2013, the Board of Governors of the Federal Reserve System (the Governors) issued a final regulation, which became effective on May 6, 2013, that defines the term “predominantly engaged in financial activities” for purposes of identifying “nonbank financial companies” under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that they believe “that it is clear that open-end investment companies, such as mutual funds including money market funds,  . . . engage in financial activities.” Management respectfully disagrees with the Governors’ position. Management believes that (1) the final regulation is inconsistent with the clear language and intent of the Dodd-Frank Act, (2) the conclusion that mutual funds, including money market mutual funds, fall within the scope of “financial activities” is without a valid statutory basis, and (3) Congress intended the scope of “financial activities” for Dodd-Frank Act regulation to be strictly limited to specific lines of business previously defined under the Bank Holding Company Act, which historically have not been viewed as including mutual funds as a specific line of business. Federated is unable to assess whether, or the degree to which, any of Federated's sponsored investment companies, including money market funds, could ultimately be designated a nonbank financial company by FSOC. In management's view, the issuance of the final regulation is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business or operations at this time.
Europe
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would permit either floating NAV money market funds or constant net asset value money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally must either build a capital buffer of 3% or convert to a floating NAV money market fund. The proposal is subject to the approval of the European Parliament and European Council and the final regulation could vary materially from that of the proposal. Management does not anticipate agreement on a final rule before 2015.

The financial transactions tax (FTT) proposal that is being developed by eleven European countries is not expected to be agreed upon in 2013. In September 2013, the European Council Legal Service issued a non-binding opinion that the FTT's extraterritorial reach is unlawful and would infringe on the tax rights of nonparticipating EU countries. The participating countries also continue to debate the FTT's scope, the allocation of taxes collected and certain other fundamental principles. Once agreed, final terms of the proposed FTT also will be subject to additional government approval prior to enactment.

European money market reform and the imposition of the FTT, particularly with its initially proposed broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's operations. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business and operations until such proposals are finalized and approved or the FTT is enacted.

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
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
(in millions)
Investment advisory fees	$(70.7)	$(59.4)	$(54.9)	$(40.0)	$(41.2)
Other service fees	(34.4)	(32.5)	(32.4)	(30.7)	(28.3)
Total Revenue	(105.1)	(91.9)	(87.3)	(70.7)	(69.5)
Less: Reduction in Distribution expense	72.1	66.9	64.8	54.9	52.9
Operating income	(33.0)	(25.0)	(22.5)	(15.8)	(16.6)
Less: Reduction in Noncontrolling interest	2.7	1.3	0.8	0.3	0.3
Pre-tax impact	$(30.3)	$(23.7)	$(21.7)	$(15.5)	$(16.3)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the Governors in its September 18, 2013 press release, “a highly accommodative stance of monetary policy will remain appropriate for a considerable time…,” Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the fourth quarter 2013 may result in a negative pre-tax impact on income of approximately the same amount as the third quarter 2013. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately forty-five percent from the current levels and an increase of 25 basis points would reduce the impact by approximately seventy percent from the current levels. The actual amount of future fee waivers and the resulting negative impact of these waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the U.S. Department of the Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Asset Impairments
During the third quarter 2013, Federated recorded a $3.1 million charge to write down the value of its equity-method investment. See Note (7)(b) to the Consolidated Financial Statements for additional information regarding this impairment.

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

Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2013	2012
By Asset Class
Money market	$270,293	$269,622	0%
Fixed-income	49,962	51,389	(3)%
Equity	40,283	35,355	14%
Liquidation portfolio[1]	6,177	7,718	(20)%
Total managed assets	$366,715	$364,084	1%
By Product Type
Mutual Funds:
Money market	$237,949	$244,826	(3)%
Fixed-income	39,944	41,547	(4)%
Equity	25,930	23,658	10%
Total mutual fund assets	$303,823	$310,031	(2)%
Separate Accounts:
Money market	$32,344	$24,796	30%
Fixed-income	10,018	9,842	2%
Equity	14,353	11,697	23%
Total separate account assets	$56,715	$46,335	22%
Liquidation Portfolio[1]	$6,177	$7,718	(20)%
Total managed assets	$366,715	$364,084	1%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2013	2012		2013	2012
By Asset Class
Money market	$267,881	$268,573	0%	$275,789	$274,293	1%
Fixed-income	49,983	50,195	0%	51,697	47,912	8%
Equity	39,910	34,429	16%	38,452	33,326	15%
Liquidation portfolio[1]	6,434	7,948	(19)%	6,828	8,334	(18)%
Total average managed assets	$364,208	$361,145	1%	$372,766	$363,865	2%
By Product Type
Mutual Funds:
Money market	$234,528	$243,111	(4)%	$240,990	$246,130	(2)%
Fixed-income	39,987	40,579	(1)%	41,609	39,203	6%
Equity	25,761	23,133	11%	24,964	22,950	9%
Total average mutual fund assets	$300,276	$306,823	(2)%	$307,563	$308,283	0%
Separate Accounts:
Money market	$33,353	$25,462	31%	$34,799	$28,163	24%
Fixed-income	9,996	9,616	4%	10,088	8,709	16%
Equity	14,149	11,296	25%	13,488	10,376	30%
Total average separate account assets	$57,498	$46,374	24%	$58,375	$47,248	24%
Liquidation Portfolio[1]	$6,434	$7,948	(19)%	$6,828	$8,334	(18)%
Total average managed assets	$364,208	$361,145	1%	$372,766	$363,865	2%

[1]
Liquidation portfolio represents a portfolio of distressed bonds. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income and Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Fixed-Income Funds
Beginning assets	$40,188	$39,494	$42,478	$37,241
Sales	4,382	5,120	14,762	15,578
Redemptions	(4,789)	(3,770)	(16,675)	(11,396)
Net (redemptions) sales	(407)	1,350	(1,913)	4,182
Net exchanges	(98)	(92)	(220)	(1,661)
Acquisition-related	0	144	0	144
Market gains and losses/reinvestments[1]	261	651	(401)	1,641
Ending assets	$39,944	$41,547	$39,944	$41,547

Fixed-Income Separate Accounts
Beginning assets	$9,817	$9,474	$10,233	$7,573
Sales[2]	498	309	1,591	1,153
Redemptions[2]	(412)	(202)	(1,782)	(1,003)
Net sales (redemptions)[2]	86	107	(191)	150
Net exchanges	(10)	1	(3)	1,593
Market gains and losses/reinvestments[1]	125	260	(21)	526
Ending assets	$10,018	$9,842	$10,018	$9,842

Total Fixed-Income
Beginning assets	$50,005	$48,968	$52,711	$44,814
Sales[2]	4,880	5,429	16,353	16,731
Redemptions[2]	(5,201)	(3,972)	(18,457)	(12,399)
Net (redemptions) sales[2]	(321)	1,457	(2,104)	4,332
Net exchanges	(108)	(91)	(223)	(68)
Acquisition-related	0	144	0	144
Market gains and losses/reinvestments[1]	386	911	(422)	2,167
Ending assets	$49,962	$51,389	$49,962	$51,389

Equity Funds
Beginning assets	$25,030	$22,671	$23,152	$21,930
Sales	1,856	1,454	5,526	4,806
Redemptions	(2,571)	(1,527)	(6,588)	(5,511)
Net redemptions	(715)	(73)	(1,062)	(705)
Net exchanges	77	(14)	167	(23)
Acquisition-related	0	190	0	190
Market gains and losses/reinvestments[1]	1,538	884	3,673	2,266
Ending assets	$25,930	$23,658	$25,930	$23,658

Equity Separate Accounts
Beginning assets	$13,675	$10,550	$11,858	$8,957
Sales[2]	971	1,062	3,108	3,359
Redemptions[2]	(798)	(503)	(2,303)	(1,686)
Net sales[2]	173	559	805	1,673
Net exchanges	0	0	0	(9)
Market gains and losses/reinvestments[1]	505	588	1,690	1,076
Ending assets	$14,353	$11,697	$14,353	$11,697

Total Equity
Beginning assets	$38,705	$33,221	$35,010	$30,887
Sales[2]	2,827	2,516	8,634	8,165
Redemptions[2]	(3,369)	(2,030)	(8,891)	(7,197)
Net (redemptions) sales[2]	(542)	486	(257)	968
Net exchanges	77	(14)	167	(32)
Acquisition-related	0	190	0	190
Market gains and losses/reinvestments[1]	2,043	1,472	5,363	3,342
Ending assets	$40,283	$35,355	$40,283	$35,355

[1]
Reflects approximate changes in the fair value of the securities held by the portfolios, and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

[2]	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses/reinvestments.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Liquidation Portfolio

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Liquidation Portfolio
Beginning assets	$6,561	$8,124	$7,346	$8,856
Net redemptions	(384)	(406)	(1,169)	(1,137)
Market gains and losses/reinvestments	0	0	0	(1)
Ending assets	$6,177	$7,718	$6,177	$7,718

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By Asset Class
Money market assets	74%	76%	40%	47%
Fixed-income assets	14%	13%	23%	21%
Equity assets	10%	9%	36%	31%
Liquidation portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Funds:
Money market assets	65%	68%	38%	46%
Fixed-income assets	11%	11%	21%	20%
Equity assets	7%	6%	30%	26%
Separate Accounts:
Money market assets	9%	8%	2%	1%
Fixed-income assets	3%	2%	2%	1%
Equity assets	3%	3%	6%	5%
Liquidation Portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%

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

September 30, 2013 period-end managed assets increased 1% over period-end managed assets at September 30, 2012 due primarily to increases in period-end equity assets. Average managed assets for the three months ended September 30, 2013 increased 1% over managed assets for the same period in 2012 primarily as a result of increases in average equity assets. Average managed assets for the nine months ended September 30, 2013 increased 2% over average managed assets for the same period in 2012 primarily as a result of increases in average equity and fixed-income assets. Money market assets at and for the three- and nine-month periods ended September 30, 2013 remained constant as compared to September 30, 2012. Period-end fixed-income assets at September 30, 2013 decreased 3% as compared to September 30, 2012 primarily due to net redemptions led by intermediate-term bond strategies, partially offset by positive net sales in other fixed-income products including high-yield bond funds and short-duration strategies. Average fixed-income assets for the three-month period ended September 30, 2013 remained constant as compared to the same period in 2012 while average fixed-income assets for the nine-month period ended September 30, 2013 increased 8% as compared to the same period in 2012. Period-end equity assets at

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

September 30, 2013 increased 14% as compared to September 30, 2012 primarily due to market appreciation, partially offset by net redemptions. Net redemptions were largely attributed to a mid-cap growth fund while several other equity strategies including dividend-income and balanced products experienced positive net sales. Average equity assets for the three- and nine-month periods ended September 30, 2013 increased 16% and 15%, respectively, as compared to the same periods in 2012. As expected, the liquidation portfolio at September 30, 2013 decreased 20% as compared to September 30, 2012 and average assets in the liquidation portfolio for the three- and nine-month periods ended September 30, 2013 decreased 19% and 18%, respectively, as compared to the same periods in 2012 due to the gradual liquidation of the portfolio.

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2013	2012	Change	Percent Change	2013	2012	Change	Percent Change
Revenue from managed assets	$209.0	$236.5	$(27.5)	(12)%	$656.3	$695.0	$(38.7)	(6)%
Revenue from sources other than managed assets	2.9	2.0	0.9	45%	7.3	5.9	1.4	24%
Total revenue	$211.9	$238.5	$(26.6)	(11)%	$663.6	$700.9	$(37.3)	(5)%

Revenue from managed assets decreased $27.5 million for the three-month period ended September 30, 2013 as compared to the same period in 2012 primarily due to an increase of $35.6 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and a $1.7 million increase in fee waivers due to fund proxy costs incurred in connection with changes in the board of directors of certain Federated-sponsored funds. This decrease in revenue was partially offset by an increase of $9.5 million resulting from higher average equity assets.

Revenue from managed assets decreased $38.7 million for the nine-month period ended September 30, 2013 as compared to the same period in 2012 primarily due to an increase of $64.2 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. This decrease in revenue was partially offset by an increase of $21.1 million resulting from higher average equity assets and an increase of $5.9 million resulting from higher average fixed-income assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in expense and net income attributable to noncontrolling interests, the net pre-tax impact on income and a discussion of management’s expectation regarding the pre-tax impact on income from fee waivers for the fourth quarter of 2013.

For the nine-month period ended September 30, 2013, Federated’s ratio of revenue from managed assets to average managed assets was 0.24% as compared to 0.26% for the same period of 2012. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for the nine-month period ended September 30, 2013 as compared to the same period of 2012.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2013	2012	Change	Percent Change	2013	2012	Change	Percent Change
Compensation and related	$65.6	$65.1	$0.5	1%	$200.4	$194.4	$6.0	3%
Distribution	51.1	64.1	(13.0)	(20)%	163.1	188.2	(25.1)	(13)%
Professional service fees	9.7	(7.9)	17.6	223%	27.8	12.4	15.4	124%
All other	27.7	27.1	0.6	2%	80.4	76.5	3.9	5%
Total operating expenses	$154.1	$148.4	$5.7	4%	$471.7	$471.5	$0.2	0%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total operating expenses for the three-month period ended September 30, 2013 increased $5.7 million compared to the same period in 2012. Professional service fees increased $17.6 million in the third quarter 2013 as compared to the same period in 2012 primarily due to the recognition of insurance proceeds in the third quarter of 2012 (see Business Developments – Insurance Proceeds). Distribution expense decreased $13.0 million in the third quarter 2013 as compared to the same period in 2012 primarily due to a $19.2 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $5.1 million increase primarily related to a change in the mix of average money market assets. Compensation and related expense increased $0.5 million in the third quarter 2013 as compared to the same period in 2012 reflecting a $1.4 million increase in base salary and wages primarily due to increased headcount and higher wages partially offset by a $0.9 million decrease in incentive compensation.

Total operating expenses for the nine-month period ended September 30, 2013 increased $0.2 million compared to the same period in 2012. Distribution expense decreased $25.1 million in the first nine months of 2013 as compared to the same period in 2012 primarily due to a $40.2 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $12.8 million increase primarily related to a change in the mix of average money market assets. Professional service fees increased $15.4 million in the first nine months of 2013 as compared to the same period in 2012 primarily due to the aforementioned recognition of insurance proceeds in the third quarter of 2012. Compensation and related expense increased $6.0 million in the first nine months of 2013 as compared to the same period in 2012 reflecting a $4.1 million increase in base salary and wages primarily due to increased headcount and higher wages, a $0.9 million increase in incentive compensation and a $0.9 million increase in other employee expenses.

Nonoperating Income (Expenses). Nonoperating income (expenses), net increased $0.6 million for the three-month period ended September 30, 2013 as compared to the same period in 2012. The increase is primarily due to a $3.3 million increase in Gain on securities, net due primarily to increased gains on the sale of certain available-for-sale securities and a $0.5 million decrease in Debt expense primarily due to decreased average outstanding loan balances, partially offset by a $3.1 million increase in Other expenses, net primarily due to the impairment of an equity-method investment (see Business Developments – Asset Impairments).

Nonoperating income (expenses), net increased $4.6 million for the nine-month period ended September 30, 2013 as compared to the same period in 2012. The increase is primarily due to a $5.8 million increase in Gain on securities, net due primarily to increased gains on the sale of certain available-for-sale securities and a $1.5 million decrease in Debt expense primarily due to decreased average outstanding loan balances, partially offset by a $3.0 million increase in Other expenses, net primarily due to the aforementioned impairment of an equity-method investment.

Income Taxes. The effective tax rate was 35.7% for the three-month period ended September 30, 2013 as compared to 35.5% for the same period in 2012. The effective tax rate was 36.3% for the nine-month period ended September 30, 2013 as compared to 36.0% for the same period in 2012. As a result of favorable investment results over the last two years, Federated has gradually reduced its valuation allowance related to its capital loss-related deferred tax assets, which has lowered its effective tax rate. As this valuation allowance has now been eliminated, the effective tax rate is expected to increase and could approximate 38%.

Net Income attributable to Federated Investors, Inc. Net income decreased $18.1 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the three months ended September 30, 2013 decreased $0.18 as compared to the same period of 2012 primarily due to decreased net income.

Net income decreased $17.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of the changes in revenues and expenses noted above. Basic and diluted earnings per share for the nine months ended September 30, 2013 decreased $0.17 as compared to the same period of 2012 primarily due to decreased net income.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Liquidity and Capital Resources

Liquid Assets. At September 30, 2013, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $284.9 million as compared to $271.9 million at December 31, 2012. The increase of $13.0 million primarily reflects an increase of $11.7 million in Cash and cash equivalents, which is summarized in the discussion below, partially offset by a decrease of $1.4 million related to Investments due primarily to net redemptions of available-for-sale securities in the first nine months of 2013.

At September 30, 2013, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to recent events in certain eurozone countries. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $64 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $122.2 million for the nine months ended September 30, 2013 as compared to $239.9 million for the same period in 2012. The decrease of $117.7 million was primarily due to an increase of $90.2 million of net purchases of trading securities and a decrease in cash received from customers due to the $38.7 million decrease in revenue from managed assets previously discussed.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2013, cash used by investing activities was $11.4 million and primarily reflected $87.6 million in cash paid for purchases of available-for-sale securities and $8.8 million in cash paid for property and equipment, partially offset by the receipt of $88.4 million in proceeds from redemptions of available-for-sale securities.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2013, cash used by financing activities was $100.1 million. During the first nine months of 2013, Federated paid $76.4 million or $0.73 per share in dividends to holders of its common shares and repaid $31.9 million in connection with its long-term debt obligations. See Note (8) to the Consolidated Financial Statements for additional information.

Borrowings. In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and a $200 million revolving credit facility (collectively, Credit Agreement). Proceeds have been used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the nine months ended September 30, 2013 and 2012, Federated made principal payments of $31.9 million on the Term Loan. As of September 30, 2013, the entire $200 million revolving credit facility was available for borrowings. Federated is a party to an interest rate swap (the Swap) to hedge its interest rate risk associated with the Term Loan. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.646%. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with its interest coverage and leverage ratios at and during the nine months ended September 30, 2013. An interest coverage ratio of at least 4 to 1 is required and as of September 30, 2013, the interest coverage ratio was 28 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of September 30, 2013, the leverage ratio was 0.9 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, seeding new products and funding property and equipment acquisitions, including computer-related software and hardware. As a result of the highly regulated nature of the investment management business, management

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase. In addition, in light of the recent proposals on money market reform and the efforts to provide comments and further analyze the impact of the proposals, management expects Professional service fees to continue to be significant in the remaining quarter of 2013.

On October 24, 2013, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 8, 2013 to be paid on November 15, 2013.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $476 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill and equity-method investment as of September 30, 2013.

Accrued compensation and benefits at September 30, 2013 decreased $14.2 million from December 31, 2012 primarily due to the annual 2012 accrued incentive compensation being paid in the first quarter 2013 ($55.2 million), partially offset by certain 2013 incentive compensation accruals at September 30, 2013 ($46.8 million).

Long-term deferred tax liability, net at September 30, 2013 increased $17.7 million from December 31, 2012 primarily as a result of tax amortization in excess of book amortization of intangible assets.

Investments—consolidated investment companies at September 30, 2013 increased $75.2 million from December 31, 2012 primarily as a result of the consolidation of an investment company beginning in 2013 ($73.7 million as of September 30, 2013). Redeemable noncontrolling interest in subsidiaries at September 30, 2013 increased $83.1 million from December 31, 2012. This increase primarily reflects non-Federated ownership interests in the investment companies newly consolidated in 2013. See Note (5) to the Consolidated Financial Statements for additional information.

There were no indicators of goodwill impairment as of September 30, 2013 as Federated’s market capitalization exceeded the book value of equity by more than 400%.

Federated holds a 12% non-voting, noncontrolling interest in a privately-held investment management firm that is registered as an investment adviser and a commodity trading adviser. This investment is accounted for using the equity method of accounting. The excess carrying value of Federated's equity-method investment as compared to its proportionate share of the investee's underlying net assets reflects goodwill. During 2012, due to declines in the investee's AUM, their performance relative to indices and the uncertainty regarding each in the future, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity method of accounting. Management estimated the fair value of its investment at December 31, 2012 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.0 million impairment charge in Nonoperating Income (Expenses) – Other, net to write down the equity-method investment to a fair value of $3.8 million as of December 31, 2012. The estimate of fair value was based primarily upon the present value of expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected AUM across product lines with a 10-year compounded annual growth rate of 15% and a terminal growth rate of 3%; and (2) a 17% discount rate based upon the current estimated market rate of return. During the third quarter 2013, upon consideration of continued investment underperformance and a decrease in forecasted growth AUM, Federated evaluated the carrying value of its investment for other-than-temporary impairment under the equity method of accounting. Management estimated the fair value of its investment at September 30, 2013 and determined that it was other-than-temporarily impaired. Accordingly, Federated recorded a $3.1 million impairment charge in Nonoperating Income (Expenses) - Other, net to write down the equity-method investment to a fair value of $0.6 million as of September 30, 2013. The estimate of fair value was based primarily upon the present value of expected future cash flows using probability-weighted scenarios in an income approach valuation methodology with unobservable data inputs (Level 3). Significant unobservable model inputs included: (1) projected scenario AUM across product lines with a 10-year compounded annual

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

growth rate ranging from 0% - 9%; (2) a terminal growth rate of 3%; and (3) a 17% discount rate based upon the current estimated market rate of return. Given uncertainties regarding the success of future sales efforts and possible prolonged periods of over/underperformance compared to indices and the significance of these factors to AUM, management cannot be certain of the outcome of future cash flow analyses for this investment.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first two contingent purchase price payments of $5.0 million and $4.2 million were paid in the fourth quarters of 2011 and 2012, respectively. At September 30, 2013, management estimated remaining contingent payments could total $10 million over the three years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of September 30, 2013, a liability of $8.2 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($3.5 million) and Other long-term liabilities ($4.7 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated is required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments will be recorded as additional goodwill at the time the contingency is resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In the first quarter 2013 and 2012, $3.4 million and $5.9 million were paid with regard to the fourth and third anniversary years, respectively. Assuming asset levels and projected revenue remain constant based on recent trends, the fifth anniversary year payment may approximate $9 million. As of September 30, 2013, the contingency was not yet resolved for the fifth anniversary year ending in December 2013 therefore no amounts were accrued.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of September 30, 2013, liabilities totaling $3.9 million and representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($1.0 million) and Other long-term liabilities ($2.9 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Intangible asset related expense and/or Other expense on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments. The employment contracts expire on various dates through the year 2014 with payments possible through 2018. As of September 30, 2013, the maximum bonus payable over the remaining terms of the contracts approximates $44 million, of which approximately $28 million could be payable in 2014. As of September 30, 2013, $6.4 million is recorded in Accrued compensation and benefits related to these payments, none of which would be payable in the remainder of 2013. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at September 30, 2013 remain constant throughout the year, the Fund Bonus payment in 2014 is not expected to be material. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2013, Federated does not believe that a material loss related to these claims is reasonably possible.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(unaudited)

There have not been any material changes to Federated’s exposures to market risk during the nine months ended September 30, 2013 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2012.

Part I, Item 4. Controls and Procedures
(unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2013.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July	0	$0.00	0	1,644,834
August	20,100	29.26	20,100	1,624,734
September	40,000	27.38	40,000	1,584,734
Total	60,100	$28.01	60,100	1,584,734

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of September 30, 2013.

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

Federated Investors, Inc.
(Registrant)

Date	October 25, 2013	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 25, 2013	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer