Form 10-K
period 2013-12-31
FEDERATED INVESTORS INC /PA/
filed 2014-02-21
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $2.6 billion, based on the last reported sales price of $27.41 as reported by the New York Stock Exchange as of such date. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 18, 2014, was 9,000 and 104,726,483, respectively.

Documents incorporated by reference:
Selected portions of the 2013 Annual Report to Shareholders – Part I, Part II and Part IV of this Form 10-K.
Selected portions of the 2014 Information Statement – Part III of this Form 10-K.

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K and the 2013 Annual Report to Shareholders, including those related to asset flows and levels; business mix; levels of revenues, expenses, losses and net income; obligations to make additional contingent payments pursuant to acquisition agreements; obligations to make additional payments pursuant to employment arrangements; legal proceedings; future cash needs and cash flows; management’s expectations, projections or estimates regarding fee rates and market conditions, as well as the level, degree and continuance of fee waivers and reimbursements or assumptions of expenses (fee waivers), the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, the impact of asset mix and levels, interest rates or yields on such fee waivers, and the impact of such fee waivers on revenues, expenses, net income and taxes; management’s expectations, estimates or projections regarding borrowing, taxes, tax assets, tax rates, interest rates, earnings, cash flows, credit spreads, recovery rates, dilution, product demand, investor preferences, performance, legal, compliance and other professional services expenses, interest payments or expenses, amortization expense, compensation expense, other expenses, the availability of investments, the impact and value of the interest rate swap and certain other investments, and liquidity; future principal uses of cash; performance indicators; the impact of accounting policies and new accounting pronouncements; interest rate, credit, price, sovereign debt, currency, technology, foreign exchange, concentration, market and other risks; guarantee and indemnification obligations; the timing and impact of increased regulation by governments and regulators including current and potential rule proposals by the Securities and

Exchange Commission affecting money market funds or action taken by the Board of Governors of the Federal Reserve System, the Financial Stability Oversight Council or other U.S. or foreign government entities, and management’s beliefs regarding such proposals and actions; the level of and prospect for increased distribution-related expenses; levels of investment, potential losses associated with investments and the timing of redemption of certain investments; the ability to raise additional capital; impairment charges and other charges for losses and expenses; tax liability and the realization of deferred tax assets; plans for international growth; and certain items set forth under the section entitled Risk Factors constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see the section entitled Risk Factors under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States with $376.1 billion in assets under management (AUM or managed assets) at December 31, 2013.
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
Federated provided investment advisory services to 135 Federated-sponsored funds (the Federated Funds) as of December 31, 2013. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of their customers, including retail investors, corporations and retirement plans. The Federated Funds are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, both of which are domiciled in Dublin, Ireland, and the Federated Cash Management Funds, which are domiciled in the United Kingdom. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (Investment Company Act) and under applicable federal laws. Each of the U.S.-domiciled registered funds enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the Investment Company Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which are generally terminable upon 60 days notice to the investment adviser.
Of the 135 Federated Funds as of December 31, 2013, Federated’s investment advisory subsidiaries managed 47 money market funds totaling $240.0 billion in AUM, 52 fixed-income funds with $39.6 billion in AUM and 36 equity funds with $28.1 billion in AUM.
As of December 31, 2013, Federated provided investment advisory services to $62.5 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that may be terminated at any time.
In addition, Federated manages a liquidation portfolio of distressed fixed-income securities. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over multiple years. As of December 31, 2013, Federated managed one liquidation portfolio with $5.9 billion in assets.
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

Total managed assets are composed of Federated Funds, Separate Accounts and a liquidation portfolio and represent the balance of AUM at a point in time. Total managed assets for the past three years were as follows:
Assets Under Management

	As of December 31,			2013 vs. 2012	2012 vs. 2011
dollars in millions	2013	2012	2011
Money market	$275,952	$284,704	$285,140	(3)%	(0)%
Fixed-income	50,126	52,711	44,814	(5)%	18%
Equity	44,148	35,010	30,887	26%	13%
Liquidation portfolio	5,858	7,346	8,856	(20)%	(17)%
Total managed assets	$376,084	$379,771	$369,697	(1)%	3%
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

	Year ended December 31,			2013 vs. 2012	2012 vs. 2011
dollars in millions	2013	2012	2011
Money market	$273,680	$274,206	$271,501	0%	1%
Fixed-income	51,340	48,986	42,573	5%	15%
Equity	39,474	33,816	30,560	17%	11%
Liquidation portfolio	6,633	8,141	9,753	(19)%	(17)%
Total average managed assets	$371,127	$365,149	$354,387	2%	3%
Changes in Federated’s average asset mix year-over-year across both asset and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar. Equity products generally have a higher management-fee rate than fixed-income products, money market products and a liquidation portfolio. Likewise, mutual fund products typically have a higher management-fee rate than Separate Accounts. Similarly, traditional separate accounts typically have a higher management-fee rate than a liquidation portfolio. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds.
Revenue
Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

	Year ended December 31,			2013 vs. 2012	2012 vs. 2011
dollars in thousands	2013	2012	2011
Investment advisory fees, net	$570,952	$630,834	$586,340	(9)%	8%
Administrative service fees, net	222,487	225,529	220,356	(1)%	2%
Other service fees, net	79,608	85,902	85,385	(7)%	1%
Other, net	5,318	3,441	3,033	55%	13%
Total revenue	$878,365	$945,706	$895,114	(7)%	6%

Federated’s revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2013 vs. 2012	2012 vs. 2011
dollars in thousands	2013	2012	2011
Domestic	$857,480	$923,208	$878,504	(7)%	5%
Foreign	20,885	22,498	16,610	(7)%	35%
Total revenue	$878,365	$945,706	$895,114	(7)%	6%
Historically Low Short-Term Interest Rates
For several years, the Board of Governors of the Federal Reserve System (the Governors) have kept the near-zero federal funds rate unchanged and short-term interest rates continued at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

These voluntary fee waivers are calculated as a percent of AUM in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

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
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

				2013	2012
in millions	2013	2012	2011	vs. 2012	vs. 2011
Investment advisory fees	$(255.9)	$(177.2)	$(201.6)	(44)%	12%
Other service fees	(133.1)	(113.8)	(119.1)	(17)%	4%
Total Revenue	(389.0)	(291.0)	(320.7)	(34)%	9%
Less: Reduction in Distribution expense	277.1	218.5	232.3	27%	(6)%
Operating income	(111.9)	(72.5)	(88.4)	(54)%	18%
Less: Reduction in Noncontrolling interest	6.8	1.3	6.5	423%	(80)%
Pre-tax impact	$(105.1)	$(71.2)	$(81.9)	(48)%	13%
The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased in 2013 as compared to 2012 primarily as a result of lower yields on instruments held by the money market funds. During 2012, improved yields on instruments held by the money market funds caused a decline in these fee waivers as compared to 2011. (See Note (20) to the Consolidated Financial Statements for information regarding the quarterly pre-tax impact of these fee waivers.)

Based on recent commentary from the Governors in a January 29, 2014 press release, "a highly accommodative stance of monetary policy will remain appropriate for a considerable time...," Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the first quarter 2014 may result in a negative pre-tax impact on income of approximately $30 million, which is consistent with the impact to both the third and fourth quarters 2013 (see Note (20) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers). While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 45% from the current levels and an increase of 25 basis points would reduce the impact by approximately 70% from the current levels. The actual amount of future fee waivers and the resulting negative impact of these waivers could vary significantly from management’s estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the U.S. Department of the Treasury (Treasury Department), Securities and Exchange Commission (SEC), Financial Stability Oversight Council (FSOC) and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated’s willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.
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
Federated is one of the largest U.S. managers of money market assets, with $276.0 billion in such AUM at December 31, 2013. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2013, Federated managed money market assets in the following asset classes: government ($136.0 billion); prime ($110.3 billion); tax-free ($19.9 billion); and non-U.S. domiciled ($9.8 billion).
Federated’s fixed-income assets totaled $50.1 billion at December 31, 2013 and are managed in a wide range of categories including multi-sector ($21.5 billion); municipal ($7.2 billion); high-yield ($6.2 billion); U.S. corporate ($5.5 billion); U.S. government ($5.5 billion); mortgage-backed ($2.4 billion); and international/global ($1.8 billion). Federated’s fixed-income products offer fiduciaries and others a broad range of products designed to meet their investment needs.
Equity assets totaled $44.1 billion at December 31, 2013 and are managed across a wide range of styles including value ($24.7 billion); growth ($9.3 billion); international/global ($3.4 billion); blend ($3.0 billion); and alternative ($0.7 billion). Federated also manages assets in balanced and asset allocation funds ($3.0 billion). These asset allocation funds may also invest in fixed-income securities.
Federated’s liquidation portfolio totaled $5.9 billion in fixed-income assets at December 31, 2013.
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
Distribution Channels
Federated’s distribution strategy is to provide products geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to approximately 6,000 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of approximately 200 representatives and managers to add new customer relationships and strengthen and expand existing relationships.

Product Markets
Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2013 attributable to such markets are as follows: wealth management and trust (45%), broker/dealer (31%), institutional (15%) and international (6%).
Wealth Management & Trust. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds in 1974, and has since expanded its services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all of these types of firms use a broad range of Federated’s equity, fixed-income and money market funds to invest the assets over which they have discretion.
The majority of Federated’s managed assets from the wealth management channel are invested in money market funds. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income mutual funds and Separate Accounts structured for this market. In addition to bank trust departments and registered investment advisory firms, Federated provides products and services to capital markets clients (institutional brokerages generally within banks) and directly to cash management and treasury departments at major corporations and government entities.
Federated employs a dedicated sales force backed by an experienced support staff to offer products and services to the wealth management and trust market. As of December 31, 2013, managed assets in this market included $147.7 billion in money market assets, $14.4 billion in fixed-income assets and $7.5 billion in equity assets.
Broker/Dealer. Federated distributes its products in this market through a large, diversified group of approximately 1,400 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer clients. As of December 31, 2013, managed assets in the broker/dealer market included $75.8 billion in money market assets, $17.2 billion in fixed-income assets and $25.4 billion in equity assets.
Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products to a wide variety of domestic institutional customers including corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2013, managed assets in the institutional market included $37.2 billion in money market assets, $13.3 billion in fixed-income assets and $4.3 billion in equity assets.
International. Federated manages assets from clients outside the U.S. through subsidiaries focused on gathering assets in Europe, the Middle East, and through a business initiative in the Asia-Pacific region launched in 2012. See Federated’s 2013 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – Global Expansion for additional information. As of December 31, 2013, managed assets in the international market included $11.2 billion in money market assets, $5.9 billion in a liquidation portfolio, $2.5 billion in fixed-income assets and $1.6 billion in equity assets.
Competition
The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2013, there were approximately 7,700 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, other financial institutions, hedge funds and exchange traded funds.
Competition for sales of investment products is influenced by various factors, including investment performance, in terms of attaining the stated objectives of the particular products, and in terms of fund yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the United States and abroad. Federated and the Federated Funds are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (NYSE). Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA). Federated is also affected by certain regulations governing banks and other financial institutions. Federated's operations outside of the United States are subject to foreign laws and regulation by foreign regulatory authorities, such as the U.K. Financial Conduct Authority (FCA) for its London-based operations, the Central Bank of Ireland for its Dublin-based operations, the German Federal Financial Supervisory Authority for its Frankfurt-based operations and the Australian Securities and Investments Commission for its Melbourne-based operations. Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows.
From time to time, the Federal securities laws have been augmented substantially. For example, among other measures, Federated has been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010. Federated and the domestic Federated Funds continue to be primarily regulated by the SEC. As a result of the Dodd-Frank Act and certain rule amendments by the CFTC, Federated and certain Federated Funds also are regulated by the CFTC and NFA due to these funds investing in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, the Dodd-Frank Act provides for a new systemic risk regulation regime under which it is possible that Federated, and/or any one or more of the Federated Funds, could be subject to designation as a systemically important financial institution by FSOC, thereby resulting in additional regulation by the Governors in addition to primary regulation by the SEC. Any such designation would subject the designated entity to enhanced banking-oriented measures, including capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements. Other provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated's products. Prior to complete implementation, it is difficult to assess the full impact of the Dodd-Frank Act on Federated, but the impact could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.
In addition, during the past few years regulators such as the SEC, FINRA, CFTC and NYSE have adopted other regulations and amendments that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Additional regulations or interpretations have been, or may be, proposed by regulators such as the SEC, CFTC, FINRA and/or NYSE which, if adopted or issued, may also increase Federated's operating expenses and affect the conduct of its business. International regulators, such as the FCA, have also adopted and proposed regulations that could increase Federated's operating expenses and affect the conduct of its business.
Over the past few years, various service industries, including mutual fund service providers, have been the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions effect similar changes, there could be a material adverse effect on Federated's tax liability and effective tax rate and, as a result, net income. Various investment products, such as municipal and tax-free Federated Funds, also may be impacted by tax changes, which could have an adverse effect on the products and Federated’s business, results of operations, financial condition and/or cash flows.
Current Regulatory Environment - Domestic
In January 2010, the SEC adopted extensive amendments to Rule 2a-7 aimed at enhancing the resiliency of money market funds. These amendments included a series of enhancements including rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In 2010 and 2011, Federated dedicated internal resources to comply with these amendments including efforts to enhance our information systems and improve related reporting capabilities. These efforts were internally sourced and not material to Federated's results of operations, financial condition or cash flows for those years. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds. Recent experience demonstrated that the amendments of 2010 were effective in meeting heightened requests for redemptions occurring in connection with the U.S. debt ceiling debate and subsequent downgrade of the country's credit rating in 2011, the European debt crisis in 2011/2012 and its ongoing fallout as well as the U.S. debt ceiling debate in 2013.
Since January 2010, the SEC has been working to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued such a rule proposal for public comment. The SEC's proposal was lengthy (approximately 700 pages) and included two principal alternative reforms that could be adopted alone or in combination. One alternative would require a floating net asset value (NAV) for institutional prime money market funds and other money market funds (such as, for example, municipal money market funds) other than government and retail money market funds. The other alternative would allow a fund's board to use liquidity fees and redemption gates when the fund fails to maintain the prescribed liquidity threshold. In addition, in the case of either alternative, the proposal would eliminate the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also included additional diversification and disclosure measures that would apply under either alternative.
Federated supports liquidity fees and redemption gates in certain contexts. Federated believes the floating NAV, if enacted, would significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. The elimination of the amortized cost method of valuation of securities also could impact the usefulness of money market funds as a cash management product. If ultimately enacted, the floating NAV would be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. The elimination of the amortized cost method of valuation of securities, if ultimately enacted, also could be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows.
Management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of 13 comment letters and with industry groups. While the public comment period formally closed on September 17, 2013, comments on the SEC's proposal have continued to be submitted, including additional comment letters submitted on behalf of Federated. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml. Management does not expect final rules to be adopted prior to the second or third quarter of 2014 given, among other things, the number of industry comments and the complexity of the proposed rule amendments, as well as the SEC's regulatory agenda published in late 2013, which specifies an October 2014 timetable for final action on the SEC's proposal. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business, results of operations, financial condition and/or cash flows until any rule amendments are finalized, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that, once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
FSOC may recommend new or heightened regulation for "nonbank financial companies" under Section 120 of the Dodd-Frank Act. On April 3, 2013, the Governors issued a final regulation, which became effective on May 6, 2013, that defines the term "predominantly engaged in financial activities" for purposes of identifying "nonbank financial companies" under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that they believe "that it is clear that open-end investment companies, such as mutual funds including money market funds, ... engage in financial activities" for the purpose of asserting regulatory jurisdiction. Management respectfully disagrees with this position. Management believes that (1) the final regulation is inconsistent with the clear language and intent of the Dodd-Frank Act, (2) the conclusion that mutual funds, including money market mutual funds, fall within the scope of "financial activities" is without a valid statutory basis and (3) Congress intended the scope of "financial activities" for Dodd-Frank Act regulation to be strictly limited to specific lines of business previously defined under the Bank Holding Company Act, which historically have not been viewed as including mutual funds as a specific line of business.
In a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, which was signed into law by President Obama on January 17, 2014, Congress instructed the SEC to undertake a “rigorous economic analysis” before promulgating its final money market fund proposal, and indicated that the “Committee expects that the final rules will take into account the substantive concerns of stakeholders who use these products for short-term financing needs.” In the conference report, Congress also expressed that “[i]mpairing or restricting the use of money market funds could potentially result in a decrease in the ability of these products to provide liquidity, potentially resulting in hundreds of market participants issuing longer-term debt, significantly increasing their funding costs, slowing expansion rates, and depressing jobs and economic growth.” In addition to underscoring the importance to the capital markets of money market funds as currently structured, management believes that the conference report reflects Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
On November 1, 2013, Federated also responded to the SEC’s request for comment on a September 2013 report of the Treasury Department’s Office of Financial Research entitled “Asset Management and Financial Stability” (the OFR Report), which was prepared at the request of FSOC. Federated believes that the OFR Report is lacking in both substance and depth of analysis in its effort to justify FSOC’s and the Governors' role in fundamentally changing the structure and operation of investment managers, investors and the markets. While the SEC requested comments to be submitted by November 1, 2013, comments have continued to be submitted. Comment letters are available on the SEC's website at http://www.sec.gov/comments/am-1/am-1.shtml.
Federated is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds, could ultimately be designated a systematically important nonbank financial company by FSOC. In management's view, the issuance of final regulations is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business, results of operations, financial condition and/or cash flows at this time.
Current Regulatory Environment - Europe
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would permit either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally must either build a capital buffer of 3% or convert to a floating NAV money market fund. The proposal is subject to the approval of the European Parliament and European Council and the final regulation could vary materially from that of the proposal. Management does not anticipate agreement on a final regulation before late fourth quarter 2014.
Eleven European countries continue to develop the financial transactions tax (FTT) proposal. Although a revised draft of this proposal may be presented during the second quarter of 2014, management does not expect the FTT to be effective in 2014. Notwithstanding challenges to its legality, the participating countries continue to consider whether the FTT should be introduced in stages, with perhaps stocks being taxed first. Debate also continues regarding whether certain types of transactions, such as certain derivatives and bonds, should be exempted, in which country the transaction should be taxed (country of issue, country of purchase, or both), the allocation of taxes collected and certain other fundamental principles. Once agreed upon, final terms of the proposed FTT also will be subject to additional government approval prior to enactment.
European money market reform and the imposition of the FTT, particularly with its initially proposed broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted.
On January 8, 2014, the Financial Stability Board (FSB) also published for comment as a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (Consultation). The FSB is an international organization, of which the Governors, the SEC and the Treasury Department are members, that was established to coordinate, at the international level, the work of national authorities and bodies in developing and promoting the implementation of regulatory policies. The Consultation sets forth proposed methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, “market intermediaries” which the Consultation appears to define as including investment advisers, brokers and certain other intermediaries, and “investment funds,” which the Consultation appears to define as including money market funds, other open-end or closed-end mutual funds, and hedge funds and other private funds. The proposed methodologies include consideration of size (U.S. $100 billion is a proposed materiality threshold), exposures, complexity, interconnectedness, leverage and other factors. The Consultation specifically notes that, in addition to individual funds, it may also be necessary to consider families of funds following the same or similar investment strategies. The deadline for the formal comment period on the Consultation is April 7, 2014. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, could ultimately be determined to be a significantly important financial institution.
Employees
At December 31, 2013, Federated employed 1,431 persons.

Executive Officers of Federated Investors, Inc.
The following section sets forth certain information regarding the executive officers of Federated as of February 21, 2014:

Name	Position	Age
John F. Donahue	Chairman and Director	89

J. Christopher Donahue	President, Chief Executive Officer and Director	64

Brian P. Bouda	Vice President and Chief Compliance Officer	66

Gordon J. Ceresino	Vice Chairman and President, Federated International Management Limited	56

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	55

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	57

Eugene F. Maloney	Executive Vice President and Executive Vice President, Federated Investors Management Company	68

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	75

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer	50

Thomas E. Territ	Vice President and President, Federated Securities Corp.	54

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated, and Passport Research Ltd., a limited partnership.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated's initial public offering in May 1998. He is a director or trustee of 37 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He also serves as a director, trustee or officer of various Federated subsidiaries. He is President of 36 investment companies managed by subsidiaries of Federated. He is also director or trustee of 40 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer.
Mr. Brian P. Bouda has been Vice President of Federated and has served as Chief Compliance Officer of Federated and for each of Federated’s subsidiaries since 2004. Mr. Bouda was a Vice President of Federated Services Company since 1999, and he has been a Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated, since 2013. He is also Chief Compliance Officer (since 2004) and Senior Vice President (since 2005) of the investment companies managed by subsidiaries of Federated.
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated since 2007. He is President of Federated International Management Limited and Vice Chairman of Federated MDTA LLC, both of which are wholly owned subsidiaries of Federated. He also serves as a director, trustee or President or Chief Executive Officer of certain other wholly owned subsidiaries of Federated involved in Federated’s non-U.S. operations.
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. He also serves as an Assistant Secretary of Federated and he is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. Mr. Donahue also serves as a director, trustee or officer of various other Federated subsidiaries.  Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of J. Christopher Donahue who serves as director, President and Chief Executive Officer of Federated.
Mr. John B. Fisher has served as Vice President of Federated since 1998. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of these subsidiaries that are wholly owned by Federated. He also serves as a director, trustee or officer of certain other Federated subsidiaries. Prior to 2006, he served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated. Mr. Fisher is President of three investment companies managed by subsidiaries of Federated since 2004.

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
Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. He is also a director or trustee of certain other subsidiaries of Federated. Mr. McGonigle is a trustee of one investment company managed by a subsidiary of Federated. Mr. McGonigle is also Secretary of 39 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 38 of those registered investment companies.
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated since 2013. Prior to that time, he served as Fund Treasurer of Federated’s domestic mutual funds beginning in 2006. He also serves as Senior Vice President, Treasurer, Assistant Treasurer or Assistant Company Secretary for various other subsidiaries of Federated. Mr. Novak is a Certified Public Accountant.
Mr. Thomas E. Territ has served as Vice President of Federated since 2006. He is President of Federated Securities Corp., a wholly owned subsidiary of Federated. He is also a director, trustee or officer of certain subsidiaries of Federated. As President of Federated Securities Corp., Mr. Territ is responsible for the marketing and sales efforts of Federated. Mr. Territ had previously served as Senior Vice President of Federated Securities Corp. since 1995, and held the position of National Sales Director for several of Federated’s sales divisions during that time.
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
The public may read and copy any materials Federated files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Other Information
All other information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Income and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 1A – RISK FACTORS
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and is incorporated herein by reference.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated leases space sufficient to meet its operating needs. Federated’s operations are headquartered in Pittsburgh, Pennsylvania where it occupies approximately 259,000 square feet in the Federated Investors Tower. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania and an aggregate of approximately 25,000 square feet at other locations in the Pittsburgh area. Federated also leases office space in New York, New York, for the operations of Federated Global Investment Management Corp.; in Boston, Massachusetts, for the operations of Federated MDTA LLC; in Rochester, New York, for the operations of Federated Clover Investment Advisors, a division of Federated Global Investment Management Corp.; in Frankfurt, Germany, for the operations of Federated Asset Management GmbH; in London, England for the operations of Federated Investors (UK) LLP; and in Melbourne, Australia for the operations of Federated Investors Australia Pty Ltd.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities – Legal Proceedings and under the caption Notes to the Consolidated Financial Statements – Note (18) Commitments and Contingencies – (c) Legal Proceedings and is incorporated herein by reference.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	1,338	$0.00	0	1,584,734
November[2]	108,825	23.34	90,000	1,494,734
December[2]	185,475	24.13	160,000	1,334,734
Total	295,638	$23.73	250,000	1,334,734

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of December 31, 2013.

2
In October, November and December 2013, 1,338, 18,825 and 25,475 shares, respectively, of restricted stock with a weighted-average price of $0.00, $2.90 and $3.00 per share, respectively, were repurchased in connection with employee separations.

All other information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements (including, but not limited to, Note (10) Debt and Interest Rate Swap and Note (20) Supplementary Quarterly Financial Data (Unaudited)) and Performance Graph (Unaudited) and is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the caption Selected Consolidated Financial Data and is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at December 31, 2013.
There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.
All other information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the caption Management’s Assessment of Internal Control Over Financial Reporting and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting and is incorporated herein by reference.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for the 2014 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated’s executive officers is contained in Item 1 of Part I of this Form 10-K under the section Executive Officers of Federated Investors, Inc.
Code of Ethics
In October 2003, Federated adopted a code of ethics for its senior financial officers. This code meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this Form 10-K as Exhibit 14.01. The code of ethics is available at www.FederatedInvestors.com. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated would post such information on its website.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated’s Information Statement for the 2014 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated’s share-based compensation plans as of December 31, 2013:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by shareholders	52,500	$32.18	5,095,065
Equity compensation plans not approved by shareholders	0	0	0
Total	52,500	$32.18	5,095,065

1	Under Federated’s Stock Incentive Plan, as amended, management is authorized to grant other share-based awards such as, for example, restricted stock in addition to the stock options listed above.
All other information required by this Item is contained in Federated’s Information Statement for the 2014 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated’s Information Statement for the 2014 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated’s Information Statement for the 2014 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)     Financial Statements:
The information required by this Item is contained in Federated’s 2013 Annual Report to Shareholders under the captions Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Notes to the Consolidated Financial Statements and is incorporated herein by reference.
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

10.73	Federated Investors, Inc. Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the March 31, 2012 Quarterly Report on Form 10-Q (File No. 001-14818))

10.74	First Amendment to the Amended and Restated Credit Agreement, dated as of December 31, 2013 (Filed herewith)

13.01	Selected Portions of 2013 Annual Report to Shareholders (Filed herewith)

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
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

(b) Exhibits:
See (a)(3) above.
(c) Financial Statement Schedules:
See (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 21, 2014
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 21, 2014
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer (Principal Financial Officer)	February 21, 2014
Thomas R. Donahue

/s/ Richard A. Novak	Principal Accounting Officer	February 21, 2014
Richard A. Novak

/s/ Michael J. Farrell	Director	February 21, 2014
Michael J. Farrell

/s/ David M. Kelly	Director	February 21, 2014
David M. Kelly

/s/ John W. McGonigle	Director	February 21, 2014
John W. McGonigle

/s/ Edward G. O’Connor	Director	February 21, 2014
Edward G. O’Connor

EXHIBIT INDEX

Exhibit Number	Description

10.74	First Amendment to the Amended and Restated Credit Agreement

13.01	Selected Portions of 2013 Annual Report to Shareholders

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document