Form 10-Q
period 2014-03-31
FEDERATED INVESTORS INC /PA/
filed 2014-04-25
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 21, 2014, the Registrant had outstanding 9,000 shares of Class A Common Stock and 105,095,309 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows and levels; business mix; levels of revenues, expenses, gains, losses, net income and reported earnings; obligations to make additional contingent or additional payments pursuant to acquisition agreements or employment agreements; legal proceedings; classification and consolidation of investments; future cash needs and cash flows; management’s expectations, projections or estimates, including regarding fee rates, the level, degree, continuance and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), interest rates, yields, borrowing, taxes, product demand, investor preferences, performance, legal, compliance and other professional services expenses, the value of the interest rate swap and certain other investments, and liquidity; future principal uses of cash; performance indicators; the impact of accounting policies and new accounting pronouncements; concentration and other risks; guarantee and indemnification obligations; the timing and impact of increased regulation by governments and regulators including current and potential rule proposals by the Securities and Exchange Commission affecting money market funds or action taken by the Board of Governors of the Federal Reserve System, the Financial Stability Oversight Council or other U.S. or foreign government entities, and management’s beliefs regarding such proposals and actions; distribution-related expenses; levels of investment, potential losses associated with investments and the timing of redemption of certain investments; the ability to raise additional capital; charges for losses and expenses; and various items set forth under the section entitled Risk Factors included in Federated's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see the section entitled Risk Factors included in Federated's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$71,575	$104,443
Investments—affiliates	126,748	129,413
Investments—consolidated investment companies	53,589	53,476
Investments—other	4,797	4,846
Receivables, net of reserve of $28 and $59, respectively	28,653	29,320
Prepaid expenses	10,401	12,860
Other current assets	4,597	4,960
Total current assets	300,360	339,318
Long-Term Assets
Goodwill	658,743	658,743
Renewable investment advisory contracts	68,595	68,595
Other intangible assets, net of accumulated amortization of $42,990 and $42,453, respectively	7,469	8,007
Property and equipment, net of accumulated depreciation of $57,273 and $54,791, respectively	38,590	40,088
Other long-term assets	21,116	21,046
Total long-term assets	794,513	796,479
Total assets	$1,094,873	$1,135,797
LIABILITIES
Current Liabilities
Short-term debt	$95,625	$77,917
Accounts payable and accrued expenses	37,387	36,364
Accrued compensation and benefits	25,951	70,272
Other current liabilities	27,217	29,652
Total current liabilities	186,180	214,205
Long-Term Liabilities
Long-term debt	170,000	198,333
Long-term deferred tax liability, net	128,781	121,203
Other long-term liabilities	17,392	20,195
Total long-term liabilities	316,173	339,731
Total liabilities	502,353	553,936
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	16,573	15,517
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	303,068	295,769
Retained earnings	1,018,448	1,022,608
Treasury stock, at cost, 24,406,513 and 24,715,473 shares Class B common stock, respectively	(745,121)	(751,239)
Accumulated other comprehensive loss, net of tax	(788)	(1,208)
Total Federated Investors, Inc. shareholders’ equity	575,796	566,119
Nonredeemable noncontrolling interest in subsidiary	151	225
Total permanent equity	575,947	566,344
Total liabilities, temporary equity and permanent equity	$1,094,873	$1,135,797
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Investment advisory fees, net—affiliates	$112,437	$132,128
Investment advisory fees, net—other	22,656	18,635
Administrative service fees, net—affiliates	54,727	56,828
Other service fees, net—affiliates	17,542	16,188
Other service fees, net—other	3,238	3,144
Other, net	896	1,049
Total revenue	211,496	227,972
Operating Expenses
Compensation and related	71,759	66,937
Distribution	48,558	58,240
Professional service fees	8,381	8,844
Office and occupancy	6,915	6,432
Systems and communications	6,404	6,623
Advertising and promotional	3,439	3,422
Travel and related	2,861	2,686
Other	6,534	6,589
Total operating expenses	154,851	159,773
Operating income	56,645	68,199
Nonoperating Income (Expenses)
Investment income, net	1,700	1,535
Gain on securities, net	1,913	2,893
Debt expense	(2,812)	(3,253)
Other, net	(5)	(40)
Total nonoperating income, net	796	1,135
Income before income taxes	57,441	69,334
Income tax provision	21,796	24,646
Net income including the noncontrolling interests in subsidiaries	35,645	44,688
Less: Net income attributable to the noncontrolling interests in subsidiaries	451	1,694
Net income	$35,194	$42,994
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.34	$0.41
Cash dividends per share	$0.25	$0.24
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income including the noncontrolling interests in subsidiaries	$35,645	$44,688

Other comprehensive income, net of tax
Permanent equity
Unrealized loss on interest rate swap	(79)	(17)
Reclassification adjustment related to interest rate swap	921	1,066
Unrealized gain on securities available for sale	419	2,993
Reclassification adjustment related to securities available for sale	(932)	(1,510)
Foreign currency items	91	(31)
Temporary equity
Foreign currency translation loss	0	(35)
Other comprehensive income	420	2,466
Comprehensive income including the noncontrolling interests in subsidiaries	36,065	47,154
Less: Comprehensive income attributable to redeemable noncontrolling interest in subsidiaries	481	3
Less: Comprehensive (loss) income attributable to nonredeemable noncontrolling interest in subsidiary	(30)	1,656
Comprehensive income attributable to Federated Investors, Inc.	$35,614	$45,495
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2012	$273,886	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
Net income	0	42,994	0	0	42,994	1,656	44,650	38
Other comprehensive income (loss), net of tax	0	0	0	2,501	2,501	0	2,501	(35)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	5,024
Consolidation	0	0	0	0	0	0	0	67,384
Stock award activity	5,887	(11,314)	11,314	0	5,887	0	5,887	0
Dividends declared/Distributions to noncontrolling interest holders	0	(25,063)	0	0	(25,063)	(1,785)	(26,848)	(748)
Purchase of treasury stock	0	0	(2,710)	0	(2,710)	0	(2,710)	0
Other	0	(104)	0	0	(104)	0	(104)	0
Balance at March 31, 2013	$279,773	$991,018	$(751,418)	$(436)	$518,937	$1,115	$520,052	$78,931
Balance at December 31, 2013	$295,958	$1,022,608	$(751,239)	$(1,208)	$566,119	$225	$566,344	$15,517
Net income	0	35,194	0	0	35,194	(30)	35,164	481
Other comprehensive income, net of tax	0	0	0	420	420	0	420	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	2,049
Stock award activity	7,299	(13,155)	13,635	0	7,779	0	7,779	0
Dividends declared/Distributions to noncontrolling interest holders	0	(26,199)	0	0	(26,199)	(44)	(26,243)	(1,474)
Purchase of treasury stock	0	0	(7,517)	0	(7,517)	0	(7,517)	0
Balance at March 31, 2014	$303,257	$1,018,448	$(745,121)	$(788)	$575,796	$151	$575,947	$16,573
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$35,645	$44,688
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	2,639	2,113
Depreciation and other amortization	2,744	2,492
Share-based compensation expense	6,317	5,714
Gain on disposal of assets	(1,626)	(2,928)
Provision for deferred income taxes	7,655	10,132
Fair-value adjustments for contingent liabilities	0	(48)
Tax benefit from share-based compensation	983	173
Excess tax benefits from share-based compensation	(1,007)	(463)
Net sales (purchases) of trading securities	130	(1,145)
Deferred sales commissions paid	(3,477)	(3,157)
Contingent deferred sales charges received	585	425
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	666	(487)
Decrease in prepaid expenses and other assets	2,801	7,017
Decrease in accounts payable and accrued expenses	(46,046)	(48,710)
Increase in other liabilities	9,741	3,957
Net cash provided by operating activities	17,750	19,773
Investing Activities
Purchases of securities available for sale	(6,017)	(859)
Cash paid for business acquisitions	(9,229)	(3,365)
Proceeds from redemptions of securities available for sale	9,371	11,758
Cash paid for property and equipment	(1,212)	(3,083)
Net cash (used) provided by investing activities	(7,087)	4,451
Financing Activities
Dividends paid	(26,199)	(25,063)
Purchases of treasury stock	(8,709)	(2,473)
Distributions to noncontrolling interest in subsidiaries	(1,518)	(2,533)
Contributions from noncontrolling interest in subsidiaries	2,049	5,024
Proceeds from shareholders for share-based compensation	480	0
Excess tax benefits from share-based compensation	1,007	463
Payments on debt	(10,625)	(10,625)
Other financing activities	(16)	(175)
Net cash used by financing activities	(43,531)	(35,382)
Net decrease in cash and cash equivalents	(32,868)	(11,158)
Cash and cash equivalents, beginning of period	104,443	67,585
Cash and cash equivalents, end of period	$71,575	$56,427
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation

The interim Consolidated Financial Statements of Federated Investors, Inc. and its consolidated subsidiaries (collectively, Federated) included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain items previously reported have been reclassified to conform to the current period’s presentation, including, but not limited, to the combination of an immaterial line item into Operating Expenses - Other on the Consolidated Statements of Income and items included on the Consolidated Statements of Comprehensive Income.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3) Recent Accounting Pronouncements

Effective January 1, 2014, Federated adopted the Financial Accounting Standards Board (FASB) accounting standards update 2013-08, Financial Services-Investment Companies (Topic 946) amending the criteria for an entity to qualify as an investment company under GAAP. Any entity regulated under the Investment Company Act of 1940 is automatically an investment company under the new definition. The update also amends certain disclosure requirements and measurement criteria. The adoption of the update did not have a material impact on Federated's Consolidated Financial Statements.

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Money market assets	34%	43%
Equity assets	42%	33%
Fixed-income assets	23%	23%

The decline in the relative proportion of Federated's revenue attributable to money market assets for the first three months of 2014 as compared to the same period in 2013 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets, including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Current Regulatory Environment
Domestic
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) to enhance the resiliency of money market funds. These amendments included rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In 2010 and 2011, Federated dedicated internal resources to comply with these amendments including efforts to enhance our information systems and improve related reporting capabilities. These efforts were internally sourced and not material to Federated's results of operations, financial condition or cash flows for those years. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds as demonstrated in meeting heightened requests for redemptions occurring in connection with the U.S. debt ceiling debate and subsequent downgrade of the country's credit rating in 2011, the European debt crisis in 2011/2012 and its ongoing fallout as well as the U.S. debt ceiling debate in 2013.
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
Management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of 13 comment letters and with industry groups. While the public comment period formally closed on September 17, 2013, comments on the SEC's proposal have continued to be submitted, including additional comment letters submitted on behalf of Federated. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml. Management does not expect final rules to be adopted until later in the second quarter or the third quarter of 2014 given, among other things, the number of industry comments and the complexity of the proposed rule amendments, as well as the SEC's regulatory agenda published in late 2013, which specifies an October 2014 timetable for final action on the SEC's proposal. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business, results of operations, financial condition and/or cash flows until any rule amendments are finalized, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that, once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
On March 24, 2014, the SEC published a series of four analyses conducted by the SEC's Division of Economic and Risk Analysis, which the SEC staff believes "have the potential to be informative for evaluating final rule amendments for the regulation of money market funds." The analyses examine (1) the spread between same-day buy and sell transaction prices for certain corporate bonds from January 2, 2008 to January 31, 2009, (2) the extent of government money market fund exposure to non-government securities, (3) academic literature reviewing recent evidence on the availability of "safe assets" in the U.S. and global economies and (4) the extent various types of money market funds are holding in their portfolios guarantees and demand features from a single institution. The SEC staff requested that any comments on this supplemental information be submitted to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

the comment file to the SEC’s June 5, 2013 money market fund reform proposal (discussed above) by April 23, 2014. Federated filed three comment letters with respect to this supplemental information published by the Division of Economic and Risk Analysis. One comment letter addressed the analysis regarding the spread between same-day buy and sell transaction prices for certain money market eligible securities from January 2, 2008 to January 31, 2009. In that comment letter, Federated expressed its view that, while Federated generally agrees with the SEC staff's methodology for considering the cost of liquidity in evaluating an appropriate liquidity fee, the staff’s use of Trade Reporting and Compliance Engine (TRACE) bond data as the basis for spread analysis led the staff to find significantly larger spreads than it would have found had it based its analysis on the short-term instruments in which money market funds actually invest. Management believes that the staff’s analysis overstates the spreads for Rule 2a-7 eligible securities during crisis periods by several multiples of actual spreads, and thus may lead the SEC to adopt a far larger-than-necessary liquidity fee requirement as part of its final rule on money market fund reform. Another comment letter addressed the analysis regarding municipal money market funds' exposure to parents of guarantors. In that comment letter, Federated expressed its view that it does not believe that the SEC staff’s analysis supports the conclusion that elimination of the "25% basket" in Rule 2a-7, under which up to 25% of the value of securities held in a money market fund’s portfolio may be subject to guarantees or demand features from a single guarantor in municipal money market funds, would not increase the credit risks of municipal and other money market funds. Management does not believe that there is a basis for concluding that elimination of the 25% basket would protect investors, or promote efficiency, competition, and capital formation. The third comment letter addressed the staff’s analyses regarding the demand and supply of safe assets in the economy and government money market fund exposure to non-government securities. In that comment letter, Federated expressed its reservations about the data and analysis underlying both analyses on the basis that neither analysis appears focused on the market sector that the SEC's June 5, 2013 money market fund reform proposal would most directly affect, namely, the market for short-term U.S. government securities and repurchase agreements for U.S. government securities (the government money market). Management believes that any money market reform proposal that would have the effect of shifting large amounts of capital into the government money market would certainly create problems for investors who are required to invest in government securities or who cannot afford the risks associated with other classes of "safe assets" included in the SEC staff's analysis (such as gold, investment grade bonds, securitized assets and foreign sovereign obligations).
The Financial Stability Oversight Council (FSOC) may recommend new or heightened regulation for "nonbank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On April 3, 2013, the Board of Governors of the Federal Reserve System (the Governors) issued a final regulation, which became effective on May 6, 2013, that defines the term "predominantly engaged in financial activities" for purposes of identifying "nonbank financial companies" under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that they believe "that it is clear that open-end investment companies, such as mutual funds including money market funds, ... engage in financial activities" for the purpose of asserting regulatory jurisdiction. Management respectfully disagrees with this position. Management believes that (1) the final regulation is inconsistent with the clear language and intent of the Dodd-Frank Act, (2) the conclusion that mutual funds, including money market mutual funds, fall within the scope of "financial activities" is without a valid statutory basis and (3) Congress intended the scope of "financial activities" for Dodd-Frank Act regulation to be strictly limited to specific lines of business previously defined under the Bank Holding Company Act, which historically have not been viewed as including mutual funds as a specific line of business.
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
On November 1, 2013, Federated also responded to the SEC’s request for comment on a September 2013 report of the U.S. Department of the Treasury's (Treasury Department) Office of Financial Research entitled “Asset Management and Financial Stability” (the OFR Report), which was prepared at the request of FSOC. Federated believes that the OFR Report is lacking in both substance and depth of analysis in its effort to justify FSOC’s and the Governors' role in fundamentally changing the structure and operation of investment managers, investors and the markets. While the SEC requested comments to be submitted by November 1, 2013, comments have continued to be submitted. Comment letters are available on the SEC's website at http://www.sec.gov/comments/am-1/am-1.shtml.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On March 10, 2014, the European Parliament's economic and monetary affairs committee postponed a vote on the proposal until the next European Parliament, which will convene after parliamentary elections. Any proposal must be approved by the European Parliament and European Council and any final regulation could vary materially from that of any proposal. Management does not anticipate agreement on a final regulation before late fourth quarter 2014.
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
On January 8, 2014, the Financial Stability Board (FSB) also published for comment as a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (Consultation). The FSB is an international organization, of which the Governors, the SEC and the Treasury Department are members, that was established to coordinate, at the international level, the work of national authorities and bodies in developing and promoting the implementation of regulatory policies. The Consultation sets forth proposed methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, “market intermediaries” which the Consultation appears to define as including investment advisers, brokers and certain other intermediaries, and “investment funds,” which the Consultation appears to define as including money market funds, other open-end or closed-end mutual funds, and hedge funds and other private funds. The proposed methodologies include consideration of size (U.S. $100 billion is a proposed materiality threshold), exposures, complexity, interconnectedness, leverage and other factors. The Consultation specifically notes that, in addition to individual funds, it may also be necessary to consider families of funds following the same or similar investment strategies. The deadline for the formal comment period on the Consultation ended on April 7, 2014. On April 4, 2014, Federated filed a comment letter addressing various aspects of the Consultation. Management generally agrees with the Consultation’s approach of developing specific, measurable, published criteria for designating systemically important non-bank, non-insurance company financial institutions, and believes that (1) the proposed criteria or methodologies, to the extent applied to the investment fund sector, should focus on individual funds and not investment managers or fund families, and that a size criteria for investment funds that is based on net assets under management at a fixed amount that is not tied to the overall size of the investment market in which the fund participates is flawed, and (2) key aspects of investment funds, particularly money market funds, such as lack of leverage and their substitutability, simplicity and transparency, and applicable legal requirements and risk mitigation practices, weigh strongly against listing them as systemically important non-bank, non-insurance company financial institutions. Federated concluded in its comment letter that it does not believe that money market funds should be designated as systemically important non-bank, non-insurance company financial institutions under the Consultation. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.

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

These voluntary fee waivers are calculated as a percent of assets under management (AUM or managed assets) in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2014	2013
Revenue	$(106.7)	$(87.3)
Less: Reduction in Distribution expense	74.3	64.8
Operating income	(32.4)	(22.5)
Less: Reduction in Noncontrolling interest	2.7	0.8
Pre-tax impact	$(29.7)	$(21.7)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the Governors in a March 19, 2014 press release, "a highly accommodative stance of monetary policy remains appropriate," Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the second quarter 2014 may result in a negative pre-tax impact on income of approximately $29 million. See Management's Discussion and Analysis for additional information on management's expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the Treasury Department, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third

Notes to the Consolidated Financial Statements (continued)
(unaudited)

parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for the three-month period ended March 31, 2014 was derived from services provided to two sponsored funds, the Federated Kaufmann Fund (12%) and the Federated Prime Obligations Fund (10%). A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with these funds.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to March 31, 2014 and December 31, 2013.

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

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$1.8	$1.1
Investments—consolidated investment companies	53.6	53.5
Receivables	0.9	0.9
Less: Liabilities	2.3	1.6
Less: Redeemable noncontrolling interest in subsidiaries	16.6	15.5
Federated's net interest in consolidated investment companies	$37.4	$38.4

Federated's net interest in the consolidated investment companies of $37.4 million and $38.4 million at March 31, 2014 and December 31, 2013, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short for one fund, and otherwise represent operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

Federated did not deconsolidate any investment companies during the three-month period ended March 31, 2014.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

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

At March 31, 2014 and December 31, 2013, Federated’s investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $189.1 million and $220.5 million, respectively. AUM for these unconsolidated investment companies totaled $269.5 billion and $280.3 billion at March 31, 2014 and December 31, 2013, respectively. Accounts receivable from sponsored investment companies for advisory and other services totaled $14.7 million and $13.5 million at March 31, 2014 and December 31, 2013, respectively.

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(6) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 included available-for-sale and trading securities. At March 31, 2014 and December 31, 2013, Federated held investments totaling $126.7 million and $129.4 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	March 31, 2014				December 31, 2013
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$21,976	$1,608	$0	$23,584	$24,737	$2,423	$0	$27,160
Fixed-income mutual funds	103,009	608	(453)	103,164	102,072	786	(605)	102,253
Total fluctuating-value mutual funds	$124,985	$2,216	$(453)	$126,748	$126,809	$3,209	$(605)	$129,413

The decrease in available-for-sale securities at March 31, 2014 as compared to December 31, 2013, was primarily due to $9.4 million in redemptions of equity mutual funds during the first three months of 2014, partially offset by purchases of $6.0 million of equity and fixed-income mutual funds during the same period.

Federated’s trading securities totaled $58.4 million and $58.3 million at March 31, 2014 and December 31, 2013, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. Investments—other on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 represented other trading investments held in separate accounts for which Federated is the beneficiary.

Federated’s trading securities as of March 31, 2014 were primarily composed of domestic and foreign debt securities ($37.5 million) and stocks of large U.S. and international companies ($15.4 million). Federated's trading securities as of December 31,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

2013 were primarily composed of domestic and foreign debt securities ($36.5 million), stocks of large U.S. and international companies ($17.0 million) and an offshore master fund invested in global project and trade finance transactions ($2.5 million).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Unrealized gain (loss)
Trading securities	$349	$547
Derivatives[1]	(62)	(587)
Realized gains[2]
Available-for-sale securities	1,528	2,322
Trading securities	953	349
Derivatives[1]	66	384
Realized losses[2]
Trading securities	(914)	(122)
Derivatives[1]	(7)	0
Gain on securities, net[3]	$1,913	$2,893

[1]	Amounts related to economic derivatives held by certain consolidated investment companies.

[2]	Realized gains and losses are computed on a specific-identification basis.

[3]	Amounts related to consolidated investment companies totaled $0.3 million and $0.4 million for the three months ended March 31, 2014, and March 31, 2013, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$71,575	$0	$0	$71,575	$104,443	$0	$0	$104,443
Available-for-sale equity securities	78,477	48,271	0	126,748	81,550	47,863	0	129,413
Trading securities—equity	18,184	2,672	0	20,856	11,925	9,906	0	21,831
Trading securities—debt	0	37,530	0	37,530	0	36,491	0	36,491
Foreign currency forward contracts	0	111	0	111	0	159	0	159
Total financial assets	$168,236	$88,584	$0	$256,820	$197,918	$94,419	$0	$292,337
Financial Liabilities
Interest rate swap	$0	$3,706	$0	$3,706	$0	$5,061	$0	$5,061
Acquisition-related future consideration liabilities	0	0	6,489	6,489	0	0	6,489	6,489
Other[1]	1,687	11	0	1,698	1,118	2	0	1,120
Total financial liabilities	$1,687	$3,717	$6,489	$11,893	$1,118	$5,063	$6,489	$12,670

[1]
Amounts include investments sold short within one of the consolidated investment companies and foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2014 or December 31, 2013.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $61.7 million and $94.4 million at March 31, 2014 and December 31, 2013, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Trading securities—equity
Trading securities - equity primarily included the equity securities held by consolidated investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services when a country's exchange is closed due to a holiday or when there has been a significant trend in the U.S. equity markets or in index futures trading between the time the foreign market closes and the pricing time of the consolidated investment company. The determination to use the third-party pricing service versus the

Notes to the Consolidated Financial Statements (continued)
(unaudited)

unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2013 and March 31, 2014, there were $4.8 million of investments transferred from Level 2 to Level 1. For the period between December 31, 2012 and March 31, 2013, there were no investments transferred between Level 2 and Level 1. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

At March 31, 2014 and December 31, 2013, equity trading securities also included shares of certain non-publicly traded mutual funds that were valued using NAV as a practical expedient (Level 2). Most significantly, Federated held shares of an offshore master investment fund as a result of consolidating one of its feeder funds as of March 31, 2014 and December 31, 2013. The offshore master investment fund, which is not publicly available, makes investments in global project and trade finance transactions. The $1.7 million and $2.5 million fair value at March 31, 2014 and December 31, 2013, respectively, of the feeder fund's investment in the master fund was determined using the NAV of the master fund, as a practical expedient, and was classified as Level 2 in the valuation hierarchy at March 31, 2014 and December 31, 2013.

Trading securities—debt
Trading securities - debt primarily represent fixed-income securities held by consolidated Federated-sponsored investment companies at March 31, 2014 and December 31, 2013. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Receivables, net or Other current liabilities on the Consolidated Balance Sheets, representing contracts held by certain consolidated Federated-sponsored investment companies as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (Level 2).
Interest rate swap
The fair value of Federated's interest rate swap (the Swap) at March 31, 2014 is included in Other current liabilities ($3.7 million) on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets (Level 2) including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for more information regarding the Swap.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2014, acquisition-related future consideration liabilities were recorded in Other current liabilities ($3.0 million) and Other long-term liabilities ($3.5 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). As of March 31, 2014, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from (5)% - 6% per year (weighted average of 3%); (2) an estimate ranging from 0.02% - 0.03% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.02%); and (3) an estimated discount rate ranging from 17% - 19% based on the current estimated market rate of return (weighted average of 17%). Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional expense recorded in Operating Expenses - Other in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Beginning balance	$6,489	$11,759
Changes in fair value[1]	0	(48)
Ending balance	$6,489	$11,711

[1]	For the three months ended March 31, 2013, the amount was primarily included as Operating Expenses - Other on the Consolidated Statements of Income and primarily represented a foreign currency loss.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2014.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

(dollars in thousands)	Weighted-Average Interest Rate[1]	March 31, 2014	December 31, 2013
Term Loan	3.646%	$265,625	$276,250
Less: Short-term debt		95,625	77,917
Long-term debt		$170,000	$198,333

[1]	See additional information below regarding the interest rate fixed at 3.646% in connection with the Swap.

In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The Credit Agreement expires on June 10, 2016. The Term Loan, a variable-rate note, requires principal payments of $10.6 million per quarter for the first three years and $28.3 million per quarter for the fourth and fifth years and a final payment of $28.3 million due upon its expiration. Certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement.
The borrowings under the Term Loan bear interest at a spread over the London Interbank Offering Rate (LIBOR). Federated is a party to an interest rate swap (the Swap) with PNC Bank, National Association and certain other banks to hedge its interest rate risk on the Term Loan. Under the Swap, which expires on April 1, 2015, Federated receives payments based on LIBOR plus a spread and makes payments based on an annual fixed rate of 3.646%. The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at March 31, 2014 was a liability of $3.7 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount

Notes to the Consolidated Financial Statements (continued)
(unaudited)

of this loss in fair value was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets at March 31, 2014. During the next twelve months management expects to charge the entire $3.7 million loss to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate of 3.646%. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to March 31, 2014 and will not affect the amount of interest expense recognized in total on the Term Loan for any period presented. During the three-month periods ended March 31, 2014 and 2013, $1.5 million and $1.7 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
As of March 31, 2014, the entire $200 million revolving credit facility was available for borrowings.
The Credit Agreement includes representations, warranties and other covenants, including an interest coverage ratio covenant and a leverage ratio covenant. Federated was in compliance with all covenants at and during the three months ended March 31, 2014. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2014, Federated awarded 586,931 shares of restricted Federated Class B common stock, the majority of which were awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 989,050 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2013. Of this amount, 474,050 shares of restricted Federated Class B common stock were awarded in connection with the aforementioned bonus program in 2013. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the three months ended March 31, 2014 and the year ended December 31, 2013, there were no stock options issued or exercised.

(c) Non-Management Director Stock Award

There were no shares of Federated Class B common stock awarded to non-management directors during the first quarter of 2014. Federated awarded 5,100 shares of Federated Class B common stock to non-management directors during 2013.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back up to 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of March 31, 2014. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased shares are held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first three months of 2014, Federated repurchased 0.3 million shares of common stock for $7.5 million, the majority of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At March 31, 2014, 1.1 million shares remained available to be purchased under the current buyback program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Earnings Per Share attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2014	2013
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$35,194	$42,994
Less: Total income available to participating unvested restricted shareholders[1]	(1,387)	(1,657)
Total net income attributable to Federated Common Stock[2]	$33,807	$41,337
Denominator
Basic weighted-average common shares outstanding	100,725	100,518
Dilutive potential shares from stock options	2	0
Diluted weighted-average common shares outstanding	100,727	100,518
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.34	$0.41

[1]	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For the three-month periods ended March 31, 2014 and 2013, 27 thousand and 55 thousand awarded stock options, respectively, were not included in the computation of diluted earnings per share for each period. In all cases, these options were antidilutive because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the options become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in a proportional amount of dilution.

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first three contingent purchase price payments of $5.0 million, $4.2 million and $3.8 million were paid in the fourth quarters of 2011, 2012 and 2013, respectively. At March 31, 2014, management estimated remaining contingent payments could total $5 million over the two years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of March 31, 2014, a liability of $4.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($2.2 million) and Other long-term liabilities ($2.2 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. The final three payments of $9.2 million, $3.4 million and $5.9 million were paid in the first quarters of 2014, 2013 and 2012, respectively.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of March 31, 2014, liabilities totaling $2.1 million, representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($1.3 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments through 2018. As of March 31, 2014, Federated may be required to pay up to $33 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufman Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at March 31, 2014 remain constant throughout the year, the Fund Bonus payment in 2015 may approximate $2 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

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

(c) Other Legal Proceedings

Federated has claims asserted and threatened against it in the ordinary course of business. Federated cannot assess or predict whether, when or what types of claims may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending legal proceedings, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated also may be initially unable to accurately assess a claim's impact on its business, results of operations, financial condition and/or cash flows. As of March 31, 2014, Federated does not have any material pending legal proceedings and, as such, does not believe that a material loss related to these claims is reasonably possible.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Accumulated Other Comprehensive Loss attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain on Securities Available for Sale[2]	Foreign Currency Translation (Loss) Gain	Total
Balance at December 31, 2012	$(7,071)	$3,644	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(26)	4,604	(48)	4,530
Tax impact	9	(1,611)	17	(1,585)
Reclassification adjustments, before tax	1,684	(2,322)	0	(638)
Tax impact	(618)	812	0	194
Net current-period other comprehensive income (loss)	1,049	1,483	(31)	2,501
Balance at March 31, 2013	$(6,022)	$5,127	$459	$(436)

Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive (loss) income before reclassifications and tax	(127)	688	139	700
Tax impact	48	(269)	(48)	(269)
Reclassification adjustments, before tax	1,481	(1,529)	0	(48)
Tax impact	(560)	597	0	37
Net current-period other comprehensive income (loss)	842	(513)	91	420
Balance at March 31, 2014	$(2,343)	$1,073	$482	$(788)

[1]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On April 24, 2014, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 8, 2014 to be paid on May 15, 2014.

Part I, Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

General

Federated Investors, Inc. (together with its consolidated subsidiaries, Federated) is one of the largest investment managers in the United States with $366.2 billion in managed assets as of March 31, 2014. The majority of Federated’s revenue is derived from advising Federated-sponsored funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services.

Federated’s investment products are primarily distributed in four markets. These markets and the relative percentage of managed assets at March 31, 2014 attributable to such markets are as follows: wealth management and trust (44%), broker/dealer (31%), institutional (15%), and international (6%).
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all assets under management (AUM or managed assets) in Federated’s investment products can be redeemed at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products are higher than management-fee rates charged on money market and fixed-income products. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts, which in turn, typically have a higher management-fee rate than liquidation portfolios. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain mutual fund expense ratios, to maintain positive or zero net yields on money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the financial intermediary selling the product and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
Federated’s most significant operating expenses are Compensation and related expense and Distribution expense as described above. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, overall results of operations of Federated, investment management performance and sales performance.
The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated’s performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding fee waivers in order for certain money market funds to maintain positive or zero net yields. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes the most meaningful indicators of Federated’s performance are AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

Money Market Fund Matters
For the three-month period ended March 31, 2014, approximately 34% of Federated’s total revenue was attributable to money market assets as compared to 43% for the same period in 2013. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets, including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

(a) Current Regulatory Environment
Domestic
In January 2010, the Securities and Exchange Commission (SEC) adopted extensive amendments to Rule 2a-7 of the Investment Company Act of 1940 (Rule 2a-7) to enhance the resiliency of money market funds. These amendments included rules that require all money market funds to meet specific portfolio liquidity standards and rules that significantly enhance the public disclosure and regulatory reporting obligations of these funds. In 2010 and 2011, Federated dedicated internal resources to comply with these amendments including efforts to enhance our information systems and improve related reporting capabilities. These efforts were internally sourced and not material to Federated's results of operations, financial condition or cash flows for those years. In Federated's view, the amendments of 2010 meaningfully and sufficiently strengthened money market funds as demonstrated in meeting heightened requests for redemptions occurring in connection with the U.S. debt ceiling debate and subsequent downgrade of the country's credit rating in 2011, the European debt crisis in 2011/2012 and its ongoing fallout as well as the U.S. debt ceiling debate in 2013.

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
Management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of 13 comment letters and with industry groups. While the public comment period formally closed on September 17, 2013, comments on the SEC's proposal have continued to be submitted, including additional comment letters submitted on behalf of Federated. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml. Management does not expect final rules to be adopted until later in the second quarter or the third quarter of 2014 given, among other things, the number of industry comments and the complexity of the proposed rule amendments, as well as the SEC's regulatory agenda published in late 2013, which specifies an October 2014 timetable for final action on the SEC's proposal. Federated is unable to assess the degree of any potential impact the SEC proposed reforms may have on its business, results of operations, financial condition and/or cash flows until any rule amendments are finalized, as the final amendments could vary significantly from the form in which proposed. Moreover, the SEC's proposal also contemplates that,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

once the final amendments become effective, there would be staggered compliance dates: (1) if the fluctuating NAV alternative is adopted, an additional two years after the effective date for any reforms relating to that alternative; (2) if the liquidity fee and redemption gate alternative is adopted, an additional one year after the effective date for any reforms relating to that alternative; and (3) any reforms not specifically related to either the fluctuating NAV nor liquidity fee and redemption gate alternatives would have a compliance date of nine months after the final amendments become effective.
On March 24, 2014, the SEC published a series of four analyses conducted by the SEC's Division of Economic and Risk Analysis, which the SEC staff believes "have the potential to be informative for evaluating final rule amendments for the regulation of money market funds." The analyses examine (1) the spread between same-day buy and sell transaction prices for certain corporate bonds from January 2, 2008 to January 31, 2009, (2) the extent of government money market fund exposure to non-government securities, (3) academic literature reviewing recent evidence on the availability of "safe assets" in the U.S. and global economies and (4) the extent various types of money market funds are holding in their portfolios guarantees and demand features from a single institution. The SEC staff requested that any comments on this supplemental information be submitted to the comment file to the SEC’s June 5, 2013 money market fund reform proposal (discussed above) by April 23, 2014. Federated filed three comment letters with respect to this supplemental information published by the Division of Economic and Risk Analysis. One comment letter addressed the analysis regarding the spread between same-day buy and sell transaction prices for certain money market eligible securities from January 2, 2008 to January 31, 2009. In that comment letter, Federated expressed its view that, while Federated generally agrees with the SEC staff's methodology for considering the cost of liquidity in evaluating an appropriate liquidity fee, the staff’s use of Trade Reporting and Compliance Engine (TRACE) bond data as the basis for spread analysis led the staff to find significantly larger spreads than it would have found had it based its analysis on the short-term instruments in which money market funds actually invest. Management believes that the staff’s analysis overstates the spreads for Rule 2a-7 eligible securities during crisis periods by several multiples of actual spreads, and thus may lead the SEC to adopt a far larger-than-necessary liquidity fee requirement as part of its final rule on money market fund reform. Another comment letter addressed the analysis regarding municipal money market funds' exposure to parents of guarantors. In that comment letter, Federated expressed its view that it does not believe that the SEC staff’s analysis supports the conclusion that elimination of the "25% basket" in Rule 2a-7, under which up to 25% of the value of securities held in a money market fund’s portfolio may be subject to guarantees or demand features from a single guarantor in municipal money market funds, would not increase the credit risks of municipal and other money market funds. Management does not believe that there is a basis for concluding that elimination of the 25% basket would protect investors, or promote efficiency, competition, and capital formation. The third comment letter addressed the staff’s analyses regarding the demand and supply of safe assets in the economy and government money market fund exposure to non-government securities. In that comment letter, Federated expressed its reservations about the data and analysis underlying both analyses on the basis that neither analysis appears focused on the market sector that the SEC's June 5, 2013 money market fund reform proposal would most directly affect, namely, the market for short-term U.S. government securities and repurchase agreements for U.S. government securities (the government money market). Management believes that any money market reform proposal that would have the effect of shifting large amounts of capital into the government money market would certainly create problems for investors who are required to invest in government securities or who cannot afford the risks associated with other classes of "safe assets" included in the SEC staff's analysis (such as gold, investment grade bonds, securitized assets and foreign sovereign obligations).
The Financial Stability Oversight Council (FSOC) may recommend new or heightened regulation for "nonbank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On April 3, 2013, the Board of Governors of the Federal Reserve System (the Governors) issued a final regulation, which became effective on May 6, 2013, that defines the term "predominantly engaged in financial activities" for purposes of identifying "nonbank financial companies" under the Dodd-Frank Act. In the adopting release for the regulation, the Governors stated that they believe "that it is clear that open-end investment companies, such as mutual funds including money market funds, ... engage in financial activities" for the purpose of asserting regulatory jurisdiction. Management respectfully disagrees with this position. Management believes that (1) the final regulation is inconsistent with the clear language and intent of the Dodd-Frank Act, (2) the conclusion that mutual funds, including money market mutual funds, fall within the scope of "financial activities" is without a valid statutory basis and (3) Congress intended the scope of "financial activities" for Dodd-Frank Act regulation to be strictly limited to specific lines of business previously defined under the Bank Holding Company Act, which historically have not been viewed as including mutual funds as a specific line of business.
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
On November 1, 2013, Federated also responded to the SEC’s request for comment on a September 2013 report of the U.S. Department of the Treasury's (Treasury Department) Office of Financial Research entitled “Asset Management and Financial Stability” (the OFR Report), which was prepared at the request of FSOC. Federated believes that the OFR Report is lacking in both substance and depth of analysis in its effort to justify FSOC’s and the Governors' role in fundamentally changing the structure and operation of investment managers, investors and the markets. While the SEC requested comments to be submitted by November 1, 2013, comments have continued to be submitted. Comment letters are available on the SEC's website at http://www.sec.gov/comments/am-1/am-1.shtml.
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
International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On March 10, 2014, the European Parliament's economic and monetary affairs committee postponed a vote on the proposal until the next European Parliament, which will convene after parliamentary elections. Any proposal must be approved by the European Parliament and European Council and any final regulation could vary materially from that of any proposal. Management does not anticipate agreement on a final regulation before late fourth quarter 2014.
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
On January 8, 2014, the Financial Stability Board (FSB) also published for comment as a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (Consultation). The FSB is an international organization, of which the Governors, the SEC and the Treasury Department are members, that was established to coordinate, at the international level, the work of national authorities and bodies in developing and promoting the implementation of regulatory policies. The Consultation sets forth proposed methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, “market intermediaries” which the Consultation appears to define as including investment advisers, brokers and certain other intermediaries, and “investment funds,” which the Consultation appears to define as including money market funds, other open-end or closed-end mutual funds, and hedge funds and other private funds. The proposed methodologies include consideration of size (U.S. $100 billion is a proposed materiality threshold), exposures, complexity, interconnectedness, leverage and other factors. The Consultation specifically notes that, in addition to individual funds, it may also be necessary to consider families of funds following the same or similar investment strategies. The deadline for the formal comment period on the Consultation ended on April 7, 2014. On April 4, 2014, Federated filed a comment letter addressing various aspects of the Consultation. Management generally agrees

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

with the Consultation’s approach of developing specific, measurable, published criteria for designating systemically important non-bank, non-insurance company financial institutions, and believes that (1) the proposed criteria or methodologies, to the extent applied to the investment fund sector, should focus on individual funds and not investment managers or fund families, and that a size criteria for investment funds that is based on net assets under management at a fixed amount that is not tied to the overall size of the investment market in which the fund participates is flawed, and (2) key aspects of investment funds, particularly money market funds, such as lack of leverage and their substitutability, simplicity and transparency, and applicable legal requirements and risk mitigation practices, weigh strongly against listing them as systemically important non-bank, non-insurance company financial institutions. Federated concluded in its comment letter that it does not believe that money market funds should be designated as systemically important non-bank, non-insurance company financial institutions under the Consultation. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.

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
These voluntary fee waivers are calculated as a percent of assets under management (AUM or managed assets) in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.
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
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(in millions)
Investment advisory fees	$(73.1)	$(70.9)	$(70.7)	$(59.4)	$(54.9)
Other service fees	(33.6)	(33.7)	(34.4)	(32.5)	(32.4)
Total Revenue	(106.7)	(104.6)	(105.1)	(91.9)	(87.3)
Less: Reduction in Distribution expense	74.3	73.3	72.1	66.9	64.8
Operating income	(32.4)	(31.3)	(33.0)	(25.0)	(22.5)
Less: Reduction in Noncontrolling interest	2.7	2.0	2.7	1.3	0.8
Pre-tax impact	$(29.7)	$(29.3)	$(30.3)	$(23.7)	$(21.7)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of lower yields on instruments held by the money market funds.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Based on recent commentary from the Governors in a March 19, 2014 press release, "a highly accommodative stance of monetary policy remains appropriate," Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the second quarter 2014 may result in a negative pre-tax impact on income of approximately $29 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 45% from the current levels and an increase of 25 basis points would reduce the impact by approximately 70% from the current levels. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the Treasury Department, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2014	2013
By Asset Class
Money market	$263,648	$279,668	(6)%
Fixed-income	50,983	52,770	(3)%
Equity	45,879	37,852	21%
Liquidation portfolio[1]	5,690	7,019	(19)%
Total managed assets	$366,200	$377,309	(3)%
By Product Type
Mutual Funds:
Money market	$227,470	$242,734	(6)%
Fixed-income	40,237	42,612	(6)%
Equity	29,208	24,491	19%
Total mutual fund assets	$296,915	$309,837	(4)%
Separate Accounts:
Money market	$36,178	$36,934	(2)%
Fixed-income	10,746	10,158	6%
Equity	16,671	13,361	25%
Total separate account assets	$63,595	$60,453	5%
Liquidation Portfolio[1]	$5,690	$7,019	(19)%
Total managed assets	$366,200	$377,309	(3)%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2014	2013
By Asset Class
Money market	$273,233	$284,588	(4)%
Fixed-income	50,658	52,732	(4)%
Equity	44,693	36,685	22%
Liquidation portfolio[1]	5,791	7,215	(20)%
Total average managed assets	$374,375	$381,220	(2)%
By Product Type
Mutual Funds:
Money market	$235,228	$250,652	(6)%
Fixed-income	39,987	42,581	(6)%
Equity	28,516	24,037	19%
Total average mutual fund assets	$303,731	$317,270	(4)%
Separate Accounts:
Money market	$38,005	$33,936	12%
Fixed-income	10,671	10,151	5%
Equity	16,177	12,648	28%
Total average separate account assets	$64,853	$56,735	14%
Liquidation Portfolio[1]	$5,791	$7,215	(20)%
Total average managed assets	$374,375	$381,220	(2)%

[1]
Liquidation portfolio represents a portfolio of distressed bonds at cost. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income and Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2014	2013
Fixed-income Funds
Beginning assets	$39,606	$42,478
Sales	4,248	5,148
Redemptions	(4,025)	(5,009)
Net sales	223	139
Net exchanges	(59)	(42)
Market gains and losses/reinvestments[1]	467	37
Ending assets	$40,237	$42,612

Fixed-income Separate Accounts[2]
Beginning assets	$10,520	$10,233
Sales[3]	254	531
Redemptions[3]	(232)	(645)
Net sales (redemptions)[3]	22	(114)
Market gains and losses[4]	204	39
Ending assets	$10,746	$10,158

Total Fixed-income Assets[2]
Beginning assets	$50,126	$52,711
Sales[3]	4,502	5,679
Redemptions[3]	(4,257)	(5,654)
Net sales[3]	245	25
Net exchanges	(59)	(42)
Market gains and losses/reinvestments[1]	671	76
Ending assets	$50,983	$52,770

Equity Funds
Beginning assets	$28,097	$23,152
Sales	2,292	1,752
Redemptions	(1,833)	(2,388)
Net sales (redemptions)	459	(636)
Net exchanges	32	47
Market gains and losses/reinvestments[1]	620	1,928
Ending assets	$29,208	$24,491

Equity Separate Accounts[2]
Beginning assets	$16,051	$11,858
Sales[3]	845	1,106
Redemptions[3]	(778)	(568)
Net sales[3]	67	538
Market gains and losses[4]	553	965
Ending assets	$16,671	$13,361

Total Equity Assets[2]
Beginning assets	$44,148	$35,010
Sales[3]	3,137	2,858
Redemptions[3]	(2,611)	(2,956)
Net sales (redemptions)[3]	526	(98)
Net exchanges	32	47
Market gains and losses/reinvestments[1]	1,173	2,893
Ending assets	$45,879	$37,852
1) Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.
2) Includes separately managed accounts, institutional accounts and sub-advised funds and other managed products.
3) For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.
4) Reflects the approximate changes in the fair value of the securities held by the portfolios.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
By Asset Class
Money market assets	73%	75%	34%	43%
Fixed-income assets	14%	14%	23%	23%
Equity assets	12%	9%	42%	33%
Liquidation portfolio	1%	2%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Mutual Funds:
Money market assets	63%	66%	32%	42%
Fixed-income assets	11%	11%	21%	21%
Equity assets	8%	6%	35%	27%
Separate Accounts:
Money market assets	10%	9%	2%	1%
Fixed-income assets	3%	3%	2%	2%
Equity assets	4%	3%	7%	6%
Liquidation Portfolio	1%	2%	0%	0%
Other Activities	--	--	1%	1%

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

As of March 31, 2014, total managed assets decreased 3% from March 31, 2013 primarily as a result of decreases in money market and fixed-income assets, partially offset by an increase in equity assets. Average managed assets decreased 2% for the three months ended March 31, 2014 compared to the same period in 2013. Period-end money market assets decreased 6% at March 31, 2014 compared to March 31, 2013. Average money market assets decreased 4% for the three-month period ended March 31, 2014 compared to the same period in 2013, following the industry trend in the accommodative monetary policy environment. Short-term interest rates remained low in the first quarter 2014 as the Governors kept the near-zero federal funds rate unchanged in the continuous pursuit of a sustained economic recovery. In the bond market, anticipation of the beginning of the Governors' tapering, impacting long-term bond rates, contributed to fund outflows industrywide in the second half of 2013. The Governors began the process of tapering the bond-buying program in the first quarter of 2014. Period-end fixed-income assets decreased 3% at March 31, 2014 compared to March 31, 2013, primarily as a result of net redemptions in the second quarter 2013, partially offset by market appreciation while average fixed-income assets decreased 4% for the three-month period ended March 31, 2014 as compared to the same period in 2013. Period-end equity assets increased 21% at March 31, 2014 compared to March 31, 2013 primarily due to market appreciation, and to a lesser extent, net sales, with the largest growth attributable to value strategies. Average equity assets increased 22% for the three-month period ended March 31, 2014 as compared to the same period in 2013 benefiting from the strong equity-market performance. Both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, surpassed levels not seen since 2007 and continued to set records during 2013. Average assets in the liquidation portfolio decreased 20% for the three months ended March 31, 2014 as compared to the same period in 2013 due to the anticipated gradual liquidation of the portfolio.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2014	2013	Change	Percent Change
Revenue from managed assets	$209.4	$225.8	$(16.4)	(7)%
Revenue from sources other than managed assets	2.1	2.2	(0.1)	(5)%
Total revenue	$211.5	$228.0	$(16.5)	(7)%

Revenue from managed assets decreased $16.4 million for the three-month period ended March 31, 2014 as compared to the same period in 2013 primarily due to an increase of $19.4 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and decreases of $7.4 million and $4.3 million due to lower average money market and fixed-income assets, respectively. This decrease in revenue was partially offset by an increase of $15.6 million resulting from higher average equity assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the three-month period ended March 31, 2014, Federated’s ratio of revenue from managed assets to average managed assets was 0.23% as compared to 0.24% for the same period of 2013. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for the three-month period ended March 31, 2014 as compared to the same period of 2013, partially offset by the increase in average managed assets invested in higher fee-paying equity products for the same period comparison.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2014	2013	Change	Percent Change
Compensation and related	$71.8	$66.9	$4.9	7%
Distribution	48.6	58.2	(9.6)	(16)%
All other	34.5	34.7	(0.2)	(1)%
Total operating expenses	$154.9	$159.8	$(4.9)	(3)%

Total operating expenses for the three-month period ended March 31, 2014 decreased $4.9 million compared to the same period in 2013. Distribution expense decreased $9.6 million in the first three months of 2014 as compared to the same period in 2013 primarily due to a $9.5 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds. Compensation and related expense increased $4.9 million in the first three months of 2014 as compared to the same period in 2013 reflecting a $3.0 million increase in incentive compensation primarily as a result of the finalization of prior-year estimates during the first quarter of each year and an increase of $1.3 million in base salaries and wages primarily due to increased headcount and higher wages.

Nonoperating Income (Expenses). Nonoperating income, net decreased $0.3 million for the three-month period ended March 31, 2014 as compared to the same period in 2013.

Income Taxes. The income tax provision decreased $2.9 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to lower income before income taxes. The effective tax rate was 37.9% for the three-month period ended March 31, 2014 as compared to 35.5% for the same period in 2013. The change in the effective tax rate was primarily due to a lower than normal rate in the prior year related to a reduction to the capital loss deferred tax asset valuation allowance.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Net Income attributable to Federated Investors, Inc. Net income decreased $7.8 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended March 31, 2014 decreased $0.07 as compared to the same period of 2013 primarily due to decreased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2014, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $266.0 million as compared to $303.2 million at December 31, 2013. The decrease of $37.2 million primarily reflects a decrease of $32.9 million in Cash and cash equivalents, which is summarized in the discussion below.

At March 31, 2014, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks, including in connection with recent events in Eastern Europe and Russia. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $57 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $17.8 million for the three months ended March 31, 2014 as compared to $19.8 million for the same period in 2013. The decrease of $2.0 million was primarily due to the $16.4 million decrease in revenue from managed assets previously discussed. This decrease was partially offset by a $7.1 million reduction in cash paid for taxes for the three months ended March 31, 2014 as compared to the same period in 2013 due primarily to a $5.0 million federal extension payment paid in the first quarter 2013 while none was required in the first quarter 2014. The remaining difference is primarily related to cash paid to vendors for operating activities.

Cash Used by Investing Activities. During the three-month period ended March 31, 2014, cash used by investing activities was $7.1 million and primarily reflected $9.2 million in cash paid for contingent payments related to a prior year business acquisition and $6.0 million in cash paid for purchases of available-for-sale securities, partially offset by the receipt of $9.4 million in proceeds from redemptions of available-for-sale securities.

Cash Used by Financing Activities. During the three-month period ended March 31, 2014, cash used by financing activities was $43.5 million. During the first three months of 2014, Federated paid $26.2 million or $0.25 per share in dividends to holders of its common shares, repaid $10.6 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information) and paid $8.7 million to purchase treasury stock.

Borrowings. In 2011, Federated entered into an Amended and Restated Credit Agreement with a syndicate of banks that included a $382.5 million term loan (Term Loan) and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). Proceeds have been used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the three months ended March 31, 2014 and 2013, Federated made principal payments of $10.6 million on the Term Loan. As of March 31, 2014, the entire $200 million revolving credit facility was available for borrowings. Federated is a party to an interest rate swap (the Swap) to hedge its interest rate risk associated with the Term Loan. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.646%. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2014. An interest coverage ratio of at least 4 to 1 is required and as of March 31, 2014, the interest coverage ratio was 28 to 1. A leverage ratio of no more than 2.5 to 1 is required and as of March 31, 2014, the leverage ratio was 0.9 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On April 24, 2014, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 8, 2014 to be paid on May 15, 2014.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility included in the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $455 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of March 31, 2014.

Accrued compensation and benefits at March 31, 2014 decreased $44.3 million from December 31, 2013 primarily due to the annual 2013 accrued incentive compensation being paid in the first quarter 2014 ($59.6 million), partially offset by certain 2014 incentive compensation accruals earned at March 31, 2014 ($19.2 million).

There were no indicators of goodwill impairment as of March 31, 2014 as Federated’s market capitalization exceeded the book value of equity by more than 450%.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first three contingent purchase price payments of $5.0 million, $4.2 million and $3.8 million were paid in the fourth quarters of 2011, 2012 and 2013, respectively. At March 31, 2014, management estimated remaining contingent payments could total $5 million over the two years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of March 31, 2014, a liability of $4.4 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($2.2 million) and Other long-term liabilities ($2.2 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specializes in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. The final three payments of $9.2 million, $3.4 million and $5.9 million were paid in the first quarters of 2014, 2013 and 2012, respectively.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of March 31, 2014, liabilities totaling $2.1 million, representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($1.3 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments through 2018. As of March 31, 2014, Federated may be required to pay up to $33 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufman Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at March 31, 2014 remain constant throughout the year, the Fund Bonus payment in 2015 may approximate $2 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

Legal Proceedings. Federated has claims asserted and threatened against it in the ordinary course of business. Federated cannot assess or predict whether, when or what types of claims may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending legal proceedings, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated also may be initially unable to accurately assess a claim's impact on its business, results of operations, financial condition and/or cash flows. As of March 31, 2014, Federated does not have any material pending legal proceedings and, as such, does not believe that a material loss related to these claims is reasonably possible.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2013, management believes that its policies regarding accounting for intangible assets and acquisition-related future consideration liabilities involve a higher degree of judgment and complexity. See Note (1) of the Consolidated Financial Statements and the section entitled Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of these policies.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(unaudited)

There have not been any material changes to Federated’s exposures to market risk during the three months ended March 31, 2014 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

Part I, Item 4. Controls and Procedures
(unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2014.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	3,500	$3.00	0	1,334,734
February	130,000	27.25	130,000	1,204,734
March[2]	144,471	27.45	140,000	1,064,734
Total	277,971	$27.05	270,000	1,064,734

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of March 31, 2014.

2
In January and March 2014, 3,500 and 4,471 shares, respectively, of restricted stock with a weighted-average price of $3.00 and $0.00 per share, respectively, were repurchased in connection with employee separations.

Item 5. Other Information

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of Federated Investors, Inc. (Federated) held on Thursday, April 24, 2014 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal which is described in more detail in Federated's Information Statement to shareholders dated March 10, 2014.

The holder of Federated's Class A Common Stock elected six individuals to the Board of Directors as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
John F. Donahue	9,000	—	—
J. Christopher Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
Marie Milie Jones	9,000	—	—
David M. Kelly	9,000	—	—
John W. McGonigle	9,000	—	—

Ms. Marie Milie Jones replaces Mr. Edward G. O'Connor as a member of Federated's Board of Directors and its Audit, Compensation and Compliance Committees. Mr. O'Connor was not re-nominated for election as a director of Federated because he reached the maximum age (73) permitted for an independent director under Federated's Corporate Governance Guidelines.

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

Federated Investors, Inc.
(Registrant)

Date	April 25, 2014	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 25, 2014	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer