Form 10-Q
period 2014-06-30
FEDERATED INVESTORS INC /PA/
filed 2014-07-25
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 21, 2014, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,888,526 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows, levels and mix; business mix; levels of revenues, expenses, gains, losses, net income and reported earnings; obligations to make additional contingent or additional payments pursuant to acquisition agreements or employment agreements; legal proceedings and management's assessment and beliefs regarding such legal proceedings; classification and consolidation of investments; future cash needs and cash flows; management’s expectations, projections or estimates, including regarding fee rates, the level, degree, continuance and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), interest rates, yields, borrowing, taxes, product demand, investor preferences, performance, legal, compliance and other professional services expenses, the value of the interest rate swap, indebtedness and certain investments, and liquidity; dilution and diluted earnings; future principal uses of cash; performance indicators; the impact of accounting policies and new accounting pronouncements; concentration and other risks; guarantee and indemnification obligations; the timing and impact of increased regulation by governments and regulators including current and potential rule proposals, and final rules, by the Securities and Exchange Commission affecting money market funds or action taken by the Board of Governors of the Federal Reserve System, the Financial Stability Oversight Council, the U.S. Treasury Department, Internal Revenue Service or other U.S. or foreign government entities, and management’s assessments and beliefs regarding such proposals, final rules and actions; distribution-related expenses; levels of investment, potential losses associated with investments and the timing of redemption of certain investments; the ability to raise additional capital; charges for losses and expenses; and various items set forth under the section entitled Risk Factors included in Federated's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in distributing its products, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see the section entitled Risk Factors included in Federated's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$61,081	$104,443
Investments—affiliates	141,895	129,413
Investments—consolidated investment companies	55,596	53,476
Investments—other	5,023	4,846
Receivables, net of reserve of $37 and $59, respectively	27,972	29,320
Prepaid expenses	12,265	12,860
Other current assets	4,891	4,960
Total current assets	308,723	339,318
Long-Term Assets
Goodwill	658,837	658,743
Renewable investment advisory contracts	68,970	68,595
Other intangible assets, net of accumulated amortization of $43,505 and $42,453, respectively	6,954	8,007
Property and equipment, net of accumulated depreciation of $59,618 and $54,791, respectively	37,205	40,088
Other long-term assets	24,449	21,046
Total long-term assets	796,415	796,479
Total assets	$1,105,138	$1,135,797
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$77,917
Accounts payable and accrued expenses	37,228	36,364
Accrued compensation and benefits	41,817	70,272
Other current liabilities	14,177	29,652
Total current liabilities	118,722	214,205
Long-Term Liabilities
Long-term debt	229,500	198,333
Long-term deferred tax liability, net	133,262	121,203
Other long-term liabilities	18,820	20,195
Total long-term liabilities	381,582	339,731
Total liabilities	500,304	553,936
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	17,302	15,517
PERMANENT EQUITY
Federated Investors shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	308,928	295,769
Retained earnings	1,029,014	1,022,608
Treasury stock, at cost, 24,615,180 and 24,715,473 shares Class B common stock, respectively	(751,004)	(751,239)
Accumulated other comprehensive income (loss), net of tax	122	(1,208)
Total Federated Investors, Inc. shareholders’ equity	587,249	566,119
Nonredeemable noncontrolling interest in subsidiary	283	225
Total permanent equity	587,532	566,344
Total liabilities, temporary equity and permanent equity	$1,105,138	$1,135,797
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Investment advisory fees, net—affiliates	$114,193	$126,897	$226,630	$259,025
Investment advisory fees, net—other	23,360	20,618	46,016	39,253
Administrative service fees, net—affiliates	52,738	55,253	107,465	112,081
Other service fees, net—affiliates	18,070	16,747	35,612	32,934
Other service fees, net—other	3,377	3,109	6,615	6,253
Other, net	1,243	1,182	2,139	2,231
Total revenue	212,981	223,806	424,477	451,777
Operating Expenses
Compensation and related	70,693	67,855	142,452	134,792
Distribution	49,256	53,809	97,814	112,048
Professional service fees	8,177	9,293	16,558	18,137
Office and occupancy	7,286	6,543	14,201	12,975
Systems and communications	6,225	6,087	12,629	12,710
Travel and related	3,538	3,533	6,399	6,219
Advertising and promotional	2,959	3,936	6,398	7,358
Other	6,005	6,722	12,539	13,311
Total operating expenses	154,139	157,778	308,990	317,550
Operating income	58,842	66,028	115,487	134,227
Nonoperating Income (Expenses)
Investment income, net	1,802	1,708	3,502	3,243
Gain on securities, net	2,509	2,351	4,422	5,244
Debt expense	(2,849)	(3,137)	(5,662)	(6,390)
Other, net	(5)	(30)	(9)	(70)
Total nonoperating income, net	1,457	892	2,253	2,027
Income before income taxes	60,299	66,920	117,740	136,254
Income tax provision	22,985	25,059	44,781	49,705
Net income including the noncontrolling interests in subsidiaries	37,314	41,861	72,959	86,549
Less: Net income attributable to the noncontrolling interests in subsidiaries	445	1,453	896	3,147
Net income	$36,869	$40,408	$72,063	$83,402
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.35	$0.39	$0.69	$0.80
Cash dividends per share	$0.25	$0.24	$0.50	$0.48
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income including the noncontrolling interests in subsidiaries	$37,314	$41,861	$72,959	$86,549

Other comprehensive income, net of tax
Permanent equity
Unrealized (loss) gain on interest rate swap	(20)	11	(99)	(6)
Reclassification adjustment related to interest rate swap	912	1,043	1,833	2,109
Unrealized gain (loss) on securities available for sale	889	(1,389)	1,308	1,604
Reclassification adjustment related to securities available for sale	(942)	(1,302)	(1,874)	(2,812)
Foreign currency items	71	(270)	162	(301)
Temporary equity
Foreign currency translation loss	0	(1)	0	(36)
Other comprehensive income (loss)	910	(1,908)	1,330	558
Comprehensive income including the noncontrolling interests in subsidiaries	38,224	39,953	74,289	87,107
Less: Comprehensive income attributable to redeemable noncontrolling interest in subsidiaries	313	250	794	253
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	132	1,202	102	2,858
Comprehensive income attributable to Federated Investors, Inc.	$37,779	$38,501	$73,393	$83,996
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2012	$273,886	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
Net income	0	83,402	0	0	83,402	2,858	86,260	289
Other comprehensive income (loss), net of tax	0	0	0	594	594	0	594	(36)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	9,839
Consolidation	0	0	0	0	0	0	0	54,919
Stock award activity	11,181	(11,314)	11,314	0	11,181	0	11,181	0
Dividends declared/Distributions to noncontrolling interest holders	0	(50,192)	0	0	(50,192)	(3,780)	(53,972)	(2,740)
Purchase of treasury stock	0	0	(5,486)	0	(5,486)	0	(5,486)	0
Other	0	(130)	0	0	(130)	0	(130)	0
Balance at June 30, 2013	$285,067	$1,006,271	$(754,194)	$(2,343)	$534,801	$322	$535,123	$69,539
Balance at December 31, 2013	$295,958	$1,022,608	$(751,239)	$(1,208)	$566,119	$225	$566,344	$15,517
Net income	0	72,063	0	0	72,063	102	72,165	794
Other comprehensive income, net of tax	0	0	0	1,330	1,330	0	1,330	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	3,217
Stock award activity	13,184	(13,192)	13,673	0	13,665	0	13,665	0
Dividends declared/Distributions to noncontrolling interest holders	0	(52,465)	0	0	(52,465)	(44)	(52,509)	(2,226)
Stock option activity	(25)	0	0	0	(25)	0	(25)	0
Purchase of treasury stock	0	0	(13,438)	0	(13,438)	0	(13,438)	0
Balance at June 30, 2014	$309,117	$1,029,014	$(751,004)	$122	$587,249	$283	$587,532	$17,302
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$72,959	$86,549
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	5,576	4,387
Depreciation and other amortization	5,430	4,995
Share-based compensation expense	11,847	10,758
Gain on disposal of assets	(5,142)	(5,579)
Provision for deferred income taxes	11,520	13,312
Fair-value adjustments for contingent liabilities	(579)	(47)
Net purchases of trading securities	(937)	(4,661)
Deferred sales commissions paid	(8,051)	(6,495)
Contingent deferred sales charges received	887	783
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	1,347	(7)
Decrease (increase) in prepaid expenses and other assets	311	(1,882)
Decrease in accounts payable and accrued expenses	(30,480)	(36,019)
Increase in other liabilities	550	1,385
Net cash provided by operating activities	65,238	67,479
Investing Activities
Purchases of securities available for sale	(52,080)	(21,756)
Cash paid for business acquisitions	(9,697)	(3,365)
Proceeds from redemptions of securities available for sale	41,693	55,810
Cash paid for property and equipment	(2,357)	(5,986)
Net cash (used) provided by investing activities	(22,441)	24,703
Financing Activities
Dividends paid	(52,466)	(50,208)
Purchases of treasury stock	(14,629)	(4,667)
Distributions to noncontrolling interest in subsidiaries	(2,270)	(6,520)
Contributions from noncontrolling interest in subsidiaries	3,217	9,839
Proceeds from shareholders for share-based compensation	480	0
Excess tax benefits from share-based compensation	1,368	780
Payments on debt	(21,250)	(21,250)
Other financing activities	(609)	(347)
Net cash used by financing activities	(86,159)	(72,373)
Net (decrease) increase in cash and cash equivalents	(43,362)	19,809
Cash and cash equivalents, beginning of period	104,443	67,585
Cash and cash equivalents, end of period	$61,081	$87,394
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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain items previously reported have been reclassified to conform to the current period’s presentation, including, but not limited to, the combination of an immaterial line item into Operating Expenses - Other on the Consolidated Statements of Income and the combination of certain items included on the Consolidated Statements of Cash Flows.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3) Recent Accounting Pronouncements

Effective January 1, 2014, Federated adopted the Financial Accounting Standards Board (FASB) accounting standards update (ASU) 2013-08, Financial Services-Investment Companies (Topic 946) amending the criteria for an entity to qualify as an investment company under GAAP. Any entity regulated under the Investment Company Act of 1940 is automatically an investment company under the new definition. The update also amends certain disclosure requirements and measurement criteria. The adoption of the update did not have a material impact on Federated's Consolidated Financial Statements.

On May 28, 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Six Months Ended
	June 30,
	2014	2013
Money market assets	33%	42%
Equity assets	43%	34%
Fixed-income assets	23%	23%

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The decline in the relative proportion of Federated's revenue attributable to money market assets for the first six months of 2014 as compared to the same period in 2013 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets, including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

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
On July 23, 2014, by a three to two vote of the SEC Commissioners, the SEC adopted lengthy final rules (through an over 860 page release) on money market fund reform (Final Rules). The Final Rules were adopted after a lengthy and voluminous public comment process, which one SEC Commissioner called, in remarks made at the Sunshine Act Meeting at which the SEC Commissioners adopted the Final Rules, “perhaps one of the most flawed and controversial rulemaking processes the [SEC] has undertaken.” The Final Rules will impose additional money market fund reforms that require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund to maintain a floating net asset value (NAV). The Final Rules will permit a money market fund, or, in certain circumstances, require a money market fund (other than a government money market fund), to impose liquidity fees on all redemptions, and permit a money market fund to limit (or gate) redemptions for up to 10 business days in any 90-day period. The Final Rules also will impose certain current event disclosure requirements on a new Form N-CR and certain other enhanced disclosure and reporting (including on Form N-MFP and Form PF), diversification, and stress-testing requirements on a money market fund. The Final Rules will become effective 60 days after the date on which the Final Rules are published in the Federal Register (Publication Date). The mandatory compliance dates for the Final Rules are: (1) two years after the Publication Date for the floating NAV requirements, liquidity fees and gates requirements and related disclosure requirements; (2) nine months after the Publication Date for the current event disclosure requirements on new Form N-CR and related website disclosure requirements; and (3) 18 months after the Publication Date for other requirements not related to either the floating NAV or fees or gates, including the enhanced disclosure and reporting on Form N-MFP and Form PF, diversification and stress-testing requirements, and certain clarifying amendments to relevant SEC rules.
In response to the SEC’s adoption of the Final Rules, the U.S. Treasury Department (Treasury Department) and the Internal Revenue Service (IRS) also issued on July 23, 2014 proposed rules, which money market fund shareholders may immediately rely upon, aimed at relieving tax burdens for shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV. The IRS also issued on July 23, 2014 final guidance in the form of Revenue Procedure 2014-45 addressing applicable wash sale rules and describing the circumstances in which the IRS will not treat a redemption of shares in a money market fund as part of a wash sale.
Floating NAV Requirement
The Final Rules will require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund to value its holdings utilizing market-based valuations to maintain a floating NAV rounded to the nearest 1/100th of one percent, or the fourth decimal place, rather than use the amortized cost method of valuation of securities maturing in more than 60 days to seek to maintain a stable NAV. A government money market fund or a retail money market fund will be

Notes to the Consolidated Financial Statements (continued)
(unaudited)

allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) to seek to maintain a stable NAV. Under the Final Rules, a “government money market fund” will include any money market fund that invests 99.5% (rather than 80%) or more of its total assets in cash, government securities and/or repurchase agreements that are collateralized solely by government securities or cash. A “retail money market fund” will include any money market fund that has policies and procedures reasonably designed to limit all beneficial owners of the money market fund to natural persons.
Liquidity Fee and Gate Requirements
The Final Rules also will permit the board of directors/trustees of a money market fund to impose liquidity fees of up to two percent on all redemptions if the money market fund’s level of weekly liquid assets (which generally include cash, U.S. Treasury securities, certain other government securities with remaining maturities of 60 days or less, and securities that convert to cash within one week) falls below 30% of its total assets and the board determines that such liquidity fees are in the best interests of the money market fund. Under the Final Rules, if a money market fund’s level of weekly liquid assets falls below 10%, the money market fund (other than a government money market fund) would be required to impose a liquidity fee of one percent on all redemptions, unless the board of directors/trustees of the money market fund determines that such a liquidity fee is not in the best interests of the money market fund or that a lower or higher (up to two percent) liquidity fee on all redemptions is in the best interests of the money market fund.
Under the Final Rules, the board of directors/trustees of a money market fund also will have the discretion to temporarily suspend (or gate) redemptions for up to 10 days if a money market fund’s level of weekly liquid assets falls below 30% and the board determines that imposing a gate is in the best interests of the money market fund. A money market fund will not be able to impose a gate on redemptions for more than 10 business days in any 90-day period.
A government money market fund will not be subject to the liquidity fee and redemption gate requirements adopted under the Final Rules, but may voluntarily opt into them, if previously disclosed to the government money market fund’s investors.
Current Event Disclosure Requirements and Other Requirements
Under the Final Rules, a money market fund will be required to disclose certain current events on a new Form N-CR, including (A) the imposition or removal of liquidity fees or gates and the primary considerations or factors taken into account by the board of directors/trustees of the money market fund in making its decision related to fees and gates, (B) portfolio security defaults, (C) sponsor or affiliate support of the money market fund, including the amount of support and a brief description of the reason for the support, and (D) for a government money market fund or a retail money market fund, a reduction in the money market fund’s market-based (or shadow) NAV per share below $0.9975.
In addition to certain clarifying amendments and other changes to SEC rules implemented by the Final Rules, the Final Rules also will impose certain other enhanced disclosure and reporting, diversification, and stress-testing requirements on a money market fund. The other enhanced disclosure and reporting requirements appear to be aimed at further increasing transparency. Under the Final Rules, in addition to the current event disclosures that will be required on new Form N-CR, a money market fund will be required to disclose in its statement of additional information any occasion during the last 10 years (excluding occasions that occurred before the compliance date) in which the money market fund received sponsor or affiliate support. On a daily basis, a money market fund also will be required to disclose on its website its levels of daily liquid assets and weekly liquid assets, net shareholder inflows or outflows, market-based (or shadow) NAV per share, impositions of liquidity fees or gates, and any use of sponsor or affiliate support. The Final Rules also amend Form N-MFP, a form required under SEC rules to be filed by a money market fund with the SEC within five business days after the end of each month, to require reporting of certain additional information relating to assessing money market fund risk and will make the information filed on Form N-MFP public immediately upon filing (rather than 60 days after filing). The Final Rules also require an adviser of a private “liquidity fund” to report certain additional information regarding this type of private fund on Form PF.
Regarding diversification, the Final Rules will require a money market fund to treat certain affiliated entities as single issuers for purposes of determining whether the money market fund is complying with the five percent issuer diversification requirement under Rule 2a-7, which, as revised, will generally restrict a money market fund from investing more than five percent of its assets in any one issuer or group of affiliated issuers. Rule 2a-7 currently provides for a "25% basket,” under which up to 25% of the value of securities held in a money market fund’s portfolio may be subject to guarantees or demand features from a single institution. The Final Rules will require that a money market fund (other than a municipal or tax-exempt money market fund) meet a 10% diversification limit for guarantors and demand feature providers. For a municipal or tax-exempt money market fund, no more than 15% of the value of its securities will be able to be held in securities subject to guarantees or demand features from a single institution. Under the Final Rules, a money market fund also will be required to treat the sponsor of an asset-backed security as a guarantor subject to the diversification limit applicable to guarantees and

Notes to the Consolidated Financial Statements (continued)
(unaudited)

demand features, unless the board of directors/trustees of the money market fund (or its delegate) determines that the money market fund is not relying on the sponsor’s financial strength or its ability or willingness to provide liquidity, credit or other support to determine the asset-backed security’s quality or liquidity.
Regarding stress testing, the Final Rules will further enhance the stress testing, and related board reporting, requirements adopted by the SEC in 2010. For example, the Final Rules will require a money market fund to test its ability to maintain weekly liquid assets of at least 10% and to minimize principal volatility in response to certain specified hypothetical stress scenarios.
Related SEC Proposals
Along with the Final Rules, the SEC also issued on July 23, 2014, a Notice of Proposed Rule 10b-10 Exemptive Relief, in which the SEC solicited comment on a proposal to exempt broker-dealers from the immediate confirmation delivery requirements under the Securities Exchange Act of 1934 (Exchange Act) for transactions effected in shares of floating NAV institutional prime money market funds and institutional municipal (or tax-exempt) money market funds. The SEC also issued separate proposals re-proposing amendments to Rule 2a-7 and Form N-MFP to remove any references to or requirement of reliance on credit ratings and to establish alternative standards of creditworthiness in place of credit ratings and proposing amendments to Rule 2a-7 to eliminate an exclusion from the issuer diversification provisions for securities with certain guarantees.
Treasury Department and IRS Tax Guidance
Under the proposed rules issued by the Treasury Department and IRS on July 23, 2014, shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV may adopt a simplified, aggregate method of tax accounting for these gains and losses. Money market fund shareholders that invest in floating NAV money market funds can immediately rely on these proposed rules. Under the proposed rules, floating NAV money market fund shareholders can measure net gain or net loss without transaction-by-transaction calculations and determine their net gain or loss using certain information provided to them by the money market fund for non-tax purposes. The net gain (or loss) can be determined as the increase (or decrease) in the value of the shareholder’s shares during a period (such as the tax year), minus the net investment in those holdings (purchases minus sales) during the period. Under the proposed rules, floating NAV money market funds also receive the same waiver of gross-proceeds reporting, basis reporting and holding-period reporting that now applies to stable-value money market funds.
Under Revenue Procedure 2014-45, which also was issued on July 23, 2014, the IRS describes the circumstances in which the IRS will not treat a redemption of shares in a money market fund as part of a wash sale. (A wash sale generally occurs when a shareholder sells a security at a loss, and within 30 days before or after the sale, acquires a substantially identical security.) If shareholders of floating NAV money market funds choose not to adopt the simplified, aggregate method of tax accounting described above, Revenue Procedure 2014-45 provides relief from the wash sale rules for any losses on shares of a floating NAV money market fund. In addition, this guidance clarifies that the wash sale rules do not affect shareholders who do adopt the simplified, aggregate method of tax accounting described above.
The Final Rules and related guidance issued by the Treasury Department and IRS, on July 23, 2014, represent the culmination of a lengthy and voluminous public comment process on the SEC’s prior proposed rule on money market fund reforms. Since January 2010, the SEC worked to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued its rule proposal for public comment. The SEC's proposal was lengthy (approximately 700 pages) and included two principal alternative reforms that could be adopted alone or in combination. Similar to the Final Rules adopted by the SEC, one alternative was a floating NAV for institutional prime money market funds and other money market funds (such as, for example, municipal money market funds) other than government and retail money market funds, and the other alternative involved use of liquidity fees and redemption gates when a fund failed to maintain a prescribed liquidity threshold. Unlike the Final Rules adopted by the SEC, in the case of either alternative, the proposal would have eliminated the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also included additional diversification and disclosure measures that would apply under either alternative.
When the SEC's proposal was issued in June 2013, management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of 18 comment letters and with industry groups. While the public comment period formally closed on September 17, 2013, comments on the SEC's proposal continued to be submitted, including

Notes to the Consolidated Financial Statements (continued)
(unaudited)

additional comment letters submitted on behalf of Federated. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml.
On March 24, 2014, the SEC published a series of four analyses conducted by the SEC's Division of Economic and Risk Analysis, which the SEC staff believed "have the potential to be informative for evaluating final rule amendments for the regulation of money market funds." The analyses examined (1) the spread between same-day buy and sell transaction prices for certain corporate bonds from January 2, 2008 to January 31, 2009, (2) the extent of government money market fund exposure to non-government securities, (3) academic literature reviewing recent evidence on the availability of "safe assets" in the U.S. and global economies and (4) the extent various types of money market funds are holding in their portfolios guarantees and demand features from a single institution. The SEC staff requested comments on this supplemental information be submitted to the comment file to the SEC’s June 5, 2013 money market fund reform proposal (discussed above) by April 23, 2014. Federated filed three comment letters with respect to this supplemental information published by the Division of Economic and Risk Analysis. One comment letter addressed the analysis regarding the spread between same-day buy and sell transaction prices for certain money market eligible securities from January 2, 2008 to January 31, 2009. In that comment letter, Federated expressed its view that, while Federated generally agreed with the SEC staff's methodology for considering the cost of liquidity in evaluating an appropriate liquidity fee, the staff’s use of Trade Reporting and Compliance Engine (TRACE) bond data as the basis for spread analysis led the staff to find significantly larger spreads than it would have found had it based its analysis on the short-term instruments in which money market funds actually invest. Management believed, and continues to believe, that the staff’s analysis overstated the spreads for Rule 2a-7 eligible securities during crisis periods by several multiples of actual spreads, and thus could have led the SEC to adopt a far larger-than-necessary liquidity fee requirement as part of its Final Rules. Another comment letter addressed the analysis regarding municipal money market funds' exposure to parents of guarantors. In that comment letter, Federated expressed its view that it did not believe that the SEC staff’s analysis supported the conclusion that elimination of the "25% basket" in Rule 2a-7 would not increase the credit risks of municipal and other money market funds. Management did not believe, and continues not to believe, that there is a basis for concluding that elimination of the 25% basket would protect investors, or promote efficiency, competition, and capital formation. The third comment letter addressed the SEC staff’s analyses regarding the demand and supply of safe assets in the economy and government money market fund exposure to non-government securities. In that comment letter, Federated expressed its reservations about the data and analysis underlying both analyses on the basis that neither analysis appeared focused on the market sector that the SEC's June 5, 2013 money market fund reform proposal would have most directly affected, namely, the market for short-term U.S. government securities and repurchase agreements for U.S. government securities (the government money market). Management believed, and continues to believe, that any money market reform proposal that would have the effect of shifting large amounts of capital into the government money market would certainly create problems for investors who are required to invest in government securities or who cannot afford the risks associated with other classes of "safe assets" included in the SEC staff's analysis (such as gold, investment grade bonds, securitized assets and foreign sovereign obligations).
In April, 2014, the Federal Reserve Bank of New York (FRBNY) published a paper entitled “Gates, Fees and Preemptive Runs” in which the FRBNY purported to show that the possibility of suspending convertibility, including the imposition of gates or fees for redemptions, can create runs that would not otherwise occur. As reflected in Federated’s comment letter, dated April 25, 2014, management believed, and continues to believe, that publicly available data shows that roughly 91% of large bank deposits are subject to the banks' ability to refuse early withdrawal requests from time deposits, defer for seven days requests for withdrawals from savings accounts, and impose early withdrawal fees on time deposits. Management believed, and continues to believe, therefore, that the FRBNY’s paper was based on a flawed assumption that banks are currently prohibited from imposing gates or fees on withdrawals from bank deposits and that, as evidenced by the relative stability of these assets, it was erroneous to claim that gates and fees cause assets to be prone to runs. To the contrary, management believed, and continues to believe, that gates and fees will achieve the SEC’s stated money market fund reform goals while promoting efficiency, competition and capital formation.
In a final comment letter on the SEC’s June 5, 2013 proposal submitted on July 16, 2014, Federated conveyed its views to the SEC that a combination of a floating NAV for institutional prime money market funds and liquidity fees and gates would be an onerous regulatory alternative that would significantly reduce the utility of money market funds for a large segment of investors, particularly when less burdensome alternatives exist that would achieve the SEC's stated money market reform goals while enhancing transparency for investors. In that comment letter, Federated listed and examined the less burdensome alternatives that management believed, and continues to believe, exist for achieving the SEC's goals, including, among other alternatives, allowing for the imposition of gates and fees (without requiring a floating NAV) and enhanced disclosures.
Federated supported throughout the public comment process, and continues to support, liquidity fees and redemption gates in certain contexts. Federated believed, and continues to believe, the floating NAV will significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as

Notes to the Consolidated Financial Statements (continued)
(unaudited)

an efficient and effective cash management investment product offering daily liquidity at par. Management believes the Final Rules appropriately continue to allow a government money market fund or a retail money market fund to use the amortized cost method to seek to maintain a stable NAV. However, management believes that the Final Rules’ combination of a floating NAV for institutional prime money market funds and institutional municipal (or tax-exempt) money market funds with liquidity fees and gates could be an onerous regulatory alternative that could significantly reduce the utility of money market funds for a large segment of investors, with further adverse consequences for issuers who rely upon money market funds as an important alternative to bank financing, particularly when less burdensome alternatives exist that would achieve the SEC's stated money market reform goals while enhancing transparency for investors.
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Given the recent adoption of the SEC’s Final Rules, the extended compliance dates under the Final Rules, and the recent issuance of Treasury Department and IRS guidance on related tax reforms, Federated is unable at this time to assess the degree of any potential impact the SEC's Final Rules may have on its business, results of operations, financial condition and/or cash flows until the Final Rules, and related Treasury Department and IRS guidance, are fully reviewed and analyzed. In connection with the review and analysis of the Final Rules, the related tax guidance, and their impact on Federated's business, results of operations, financial condition and/or cash flows, Federated will consider its legislative, regulatory, legal, product structure and development, business and certain other options that may be available to seek to minimize the potential impact of any adverse consequences of the Final Rules. Federated also is unable to assess at this time whether, or the degree to which, any potential options ultimately may be pursued or be successful.
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
In a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, which was signed into law by President Obama on January 17, 2014, Congress instructed the SEC to undertake a “rigorous economic analysis” before promulgating its final money market fund proposal, and indicated that the “Committee expects that the final rules will take into account the substantive concerns of stakeholders who use these products for short-term financing needs.” In the conference report, Congress also expressed that “[i]mpairing or restricting the use of money market funds could potentially result in a decrease in the ability of these products to provide liquidity, potentially resulting in hundreds of market participants issuing longer-term debt, significantly increasing their funding costs, slowing expansion rates, and depressing jobs and economic growth.” In a House of Representatives’ Appropriations Committee conference report accompanying a House appropriations bill, the Financial Services and General Government Appropriations Bill, 2015, the House Appropriations Committee indicated that the “Committee remains concerned with the [SEC’s] proposal to further regulate money market funds” and reiterated many of the above statements from the Congressional Appropriations Committee conference report. In addition to underscoring the importance to the capital markets of money market funds as currently structured, management believes that these conference reports reflect Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
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
A proposal to implement a European financial transactions tax (FTT) continues to be developed. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. On May 6, 2014, a Declaration was signed by 10 of the 11 original participating European countries confirming their support for the FTT, clarifying that the FTT would be introduced on a step-by-step basis, with the progressive implementation focusing first on the taxation of equities and certain derivatives, noting that individual countries could impose the FTT on additional products not included in the initial progressive implementation (for example, in order to maintain existing taxes) at their discretion and indicating that the initial phase of the FTT should be implemented by no later than January 1, 2016. Management does not expect the FTT to be effective until 2015 or early 2016.
European money market reform and the imposition of the FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted.
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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Revenue	$(102.3)	$(91.9)	$(209.0)	$(179.3)
Less: Reduction in Distribution expense	70.2	66.9	144.5	131.7
Operating income	(32.1)	(25.0)	(64.5)	(47.6)
Less: Reduction in Noncontrolling interest	2.5	1.3	5.2	2.1
Pre-tax impact	$(29.6)	$(23.7)	$(59.3)	$(45.5)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for both the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the Governors in a June 18, 2014 press release, "a highly accommodative stance of monetary policy remains appropriate," Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the third quarter 2014 may result in a negative pre-tax impact on income of approximately $31 million. See Management's Discussion and Analysis for additional information on management's expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the Treasury Department, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for the three- and six-month periods ended June 30, 2014 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund (11% for both the three- and six-month periods ended June 30, 2014, respectively). A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to June 30, 2014 and December 31, 2013.

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

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$1.8	$1.1
Investments—consolidated investment companies	55.6	53.5
Receivables	0.6	0.9
Less: Liabilities	2.2	1.6
Less: Redeemable noncontrolling interest in subsidiaries	17.3	15.5
Federated's net interest in consolidated investment companies	$38.5	$38.4

Federated's net interest in the consolidated investment companies of $38.5 million and $38.4 million at June 30, 2014 and December 31, 2013, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short and operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

Federated did not deconsolidate any investment companies during the six-month period ended June 30, 2014.

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

(b) Non-Consolidated Variable Interest Entities

Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest in these entities is not deemed to absorb the majority of the variability of the entity’s net assets. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

At June 30, 2014 and December 31, 2013, Federated’s investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $193.3 million and $220.5 million, respectively. AUM for these unconsolidated investment companies totaled $257.6 billion and $280.3 billion at June 30, 2014 and December 31, 2013, respectively. Accounts receivable from sponsored investment companies for advisory and other services totaled $12.9 million and $13.5 million at June 30, 2014 and December 31, 2013, respectively.

In the ordinary course of business Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(6) Investments

Investments on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 included available-for-sale and trading securities. At June 30, 2014 and December 31, 2013, Federated held investments totaling $141.9 million and $129.4 million, respectively, in fluctuating-value Federated-sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	June 30, 2014				December 31, 2013
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$25,949	$1,742	$0	$27,691	$24,737	$2,423	$0	$27,160
Fixed-income mutual funds	114,250	394	(440)	114,204	102,072	786	(605)	102,253
Total fluctuating-value mutual funds	$140,199	$2,136	$(440)	$141,895	$126,809	$3,209	$(605)	$129,413

The increase in available-for-sale securities at June 30, 2014 as compared to December 31, 2013, was primarily due to purchases of $52.1 million of fixed-income and equity mutual funds during the first six months of 2014, partially offset by $41.7 million in redemptions of equity and fixed-income mutual funds during the same period.

Federated’s trading securities totaled $60.6 million and $58.3 million at June 30, 2014 and December 31, 2013, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented Federated-sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. Investments—other on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 represented other trading investments held in separate accounts for which Federated is the beneficiary.

Federated’s trading securities as of June 30, 2014 were primarily composed of domestic and foreign debt securities ($39.3 million) and stocks of large international and U.S. companies ($16.2 million). Federated's trading securities as of December 31,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

2013 were primarily composed of domestic and foreign debt securities ($36.5 million) and stocks of large U.S. and international companies ($17.0 million).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Unrealized (loss) gain
Trading securities	$(919)	$(467)	$(570)	$(231)
Derivatives[1]	(89)	124	(150)	(156)
Realized gains[2]
Available-for-sale securities[3]	1,477	3,835	3,005	6,157
Trading securities	2,148	279	3,101	627
Derivatives[1]	95	521	161	598
Realized losses[2]
Available-for-sale securities[3]	0	(939)	0	(939)
Trading securities	(181)	(687)	(1,095)	(497)
Derivatives[1]	(22)	(315)	(30)	(315)
Gain on securities, net[4]	$2,509	$2,351	$4,422	$5,244

[1]	Amounts related to economic derivatives held by certain consolidated investment companies.

[2]	Realized gains and losses are computed on a specific-identification basis.

[3]
Amounts related to redemptions of available-for-sale securities resulting in proceeds of $32.3 million and $41.7 million for the three and six months ended June 30, 2014, respectively, and $44.1 million and $55.8 million for the three and six months ended June 30, 2013, respectively.

[4]
Amounts related to consolidated investment companies totaled $0.8 million and $1.1 million for the three and six months ended June 30, 2014, respectively, and $(0.5) million and $(0.1) million for the three and six months ended June 30, 2013, respectively.

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

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable data inputs in active exchange markets.

Level 3 – Fair values derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active exchange markets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$61,081	$0	$0	$61,081	$104,443	$0	$0	$104,443
Available-for-sale equity securities	103,143	38,752	0	141,895	81,550	47,863	0	129,413
Trading securities—equity	18,779	2,569	0	21,348	11,925	9,906	0	21,831
Trading securities—debt	0	39,271	0	39,271	0	36,491	0	36,491
Foreign currency forward contracts	0	34	0	34	0	159	0	159
Total financial assets	$183,003	$80,626	$0	$263,629	$197,918	$94,419	$0	$292,337
Financial Liabilities
Interest rate swap	$0	$2,296	$0	$2,296	$0	$5,061	$0	$5,061
Acquisition-related future consideration liabilities	0	0	5,910	5,910	0	0	6,489	6,489
Other[1]	1,755	14	0	1,769	1,118	2	0	1,120
Total financial liabilities	$1,755	$2,310	$5,910	$9,975	$1,118	$5,063	$6,489	$12,670

[1]
Amounts include investments sold short within one of the consolidated investment companies and foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2014 or December 31, 2013.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $50.6 million and $94.4 million at June 30, 2014 and December 31, 2013, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Trading securities—equity
Trading securities - equity primarily include the equity securities held by consolidated investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 and is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services when a country's exchange is closed due to a holiday or when there has been a significant trend in the U.S. equity markets or in index futures trading between the time the foreign market closes and the pricing time of the consolidated investment company. The determination to use the third-party pricing service versus the

Notes to the Consolidated Financial Statements (continued)
(unaudited)

unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2013 and June 30, 2014, there were $2.5 million of investments transferred from Level 2 to Level 1. For the period between December 31, 2012 and June 30, 2013, there were $4.1 million of investments transferred from Level 2 to Level 1. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

Trading securities—debt
Trading securities - debt primarily represent fixed-income securities held by consolidated Federated-sponsored investment companies at June 30, 2014 and December 31, 2013. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
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
Interest rate swap
The fair value of Federated's interest rate swap at June 30, 2014 is included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets (Level 2) including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for more information.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2014, acquisition-related future consideration liabilities were recorded in Other current liabilities ($2.9 million) and Other long-term liabilities ($3.0 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with data inputs unobservable in active markets (Level 3). As of June 30, 2014, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from 0% - 6% per year (weighted average of 2%); (2) an estimate ranging from 0.02% - 0.03% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.02%); and (3) an estimated discount rate ranging from 16% - 18% based on the current estimated market rate of return (weighted average of 16%). Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional expense recorded in Operating Expenses - Other in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease, resulting in a reduction to expense, if the inverse occurs for any of these inputs, assuming no other changes.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$6,489	$11,711	$6,489	$11,759
Changes in fair value[1]	(579)	1	(579)	(47)
Ending balance	$5,910	$11,712	$5,910	$11,712

[1]	For all periods presented, the amounts were included as Operating Expenses - Other on the Consolidated Statements of Income.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2014.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

	Weighted-Average Interest Rates
(dollars in thousands)	2014[1]	2013[2]	June 30, 2014	December 31, 2013
Term Loan	3.521%	3.646%	$255,000	$276,250
Less: Short-term debt			25,500	77,917
Long-term debt			$229,500	$198,333

[1]	As of June 30, 2014. See additional information below regarding the interest rate fixed at 3.521% in connection with the Swap.

[2]	As of December 31, 2013.

On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amends and restates Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011 and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The term loan facility bears interest based on the London Interbank Offering Rate (LIBOR) plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of June 30, 2014, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the term loan facility, requires quarterly principal payments of $6.4 million per quarter beginning on July 1, 2014 through July 1, 2018 and $36.7 million per quarter from October 1, 2018 through April 1, 2019, with a final payment at maturity of $36.7 million.

The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with Federated's original term loan facility remains in effect. Under the Swap, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.521% for the amount of the term loan covered by the Swap. As of June 30, 2014, the Swap covered $255 million of the term loan and will be reduced by $63.8 million per quarter, beginning July 1, 2014 through the expiration of the Swap on April 1, 2015. After July 1, 2014, the remaining amount of the term loan not covered by the Swap will bear interest at a spread, as previously noted, over LIBOR.

The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at June 30, 2014 was a liability of $2.3 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount of this loss in fair value was recorded in Accumulated other comprehensive income (loss), net of tax on the Consolidated Balance Sheets at June 30, 2014. During the next nine months management expects to charge the entire $2.3 million loss to Debt expense on the Consolidated Statements of Income. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to June 30, 2014. During the three- and six-month periods ended June 30, 2014, $1.4 million and $2.9 million, respectively were charged to Debt expense on the Consolidated Statements of Income as a component of Federated's fixed interest rate associated with the Swap. During the three- and six-month periods ended June 30, 2013, $1.6 million and $3.3 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the six months ended June 30, 2014. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2014, Federated awarded 586,931 shares of restricted Federated Class B common stock, the majority of which were awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Stock Options

During the six months ended June 30, 2014 and the year ended December 31, 2013, there were no stock options issued or exercised.

(c) Non-Management Director Stock Award

There were 5,100 shares of Federated Class B common stock awarded to non-management directors during each of the second quarters of 2014 and 2013. There were no additional awards to non-management directors during 2014 or 2013.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back up to 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of June 30, 2014. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased shares are held in treasury for employee share-based compensation plans, future acquisitions and other corporate activities. During the first six months of 2014, Federated repurchased 0.5 million shares of Class B common stock for $13.4 million, the majority of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At June 30, 2014, 0.9 million shares remained available to be purchased under the current buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$36,869	$40,408	$72,063	$83,402
Less: Total income available to participating unvested restricted shareholders[1]	(1,480)	(1,539)	(2,866)	(3,195)
Total net income attributable to Federated Common Stock[2]	$35,389	$38,869	$69,197	$80,207
Denominator
Basic weighted-average common shares outstanding	100,789	100,716	100,757	100,617
Dilutive potential shares from stock options	1	1	2	1
Diluted weighted-average common shares outstanding	100,790	100,717	100,759	100,618
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.35	$0.39	$0.69	$0.80

[1]	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For both the three- and six- month periods ended June 30, 2014, 27 thousand awarded stock options were not included in the computation of diluted earnings per share. For the three- and six- month periods ended June 30, 2013, 44 thousand and 49 thousand stock options, respectively, were not included in the computation of diluted earnings per share. In all cases, these options were antidilutive because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the options become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in a proportional amount of dilution.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first three contingent purchase price payments of $5.0 million, $4.2 million and $3.8 million were paid in the fourth quarters of 2011, 2012 and 2013, respectively. At June 30, 2014, management estimated remaining contingent payments could total $4 million over the two years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of June 30, 2014, a liability of $3.8 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($2.1 million) and Other long-term liabilities ($1.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specialized in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. The final three payments of $9.2 million (recorded in Other current liabilities as of December 31, 2013), $3.4 million and $5.9 million were paid in the first quarters of 2014, 2013 and 2012, respectively.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of June 30, 2014, liabilities totaling $2.1 million, representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($1.3 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments through 2018. As of June 30, 2014, Federated may be required to pay up to $32 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufman Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at June 30, 2014 remain constant throughout the year, the Fund Bonus payment in 2015 may approximate $2 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Legal Proceedings

CCM Rochester, Inc. (CCM). In December, 2008, Federated completed the acquisition of certain assets of CCM (f/k/a Clover Capital Management, Inc.), an investment manager that specialized in value investing. The purchase was consummated in the midst of the financial crisis. The payment terms under the Asset Purchase Agreement, dated September 12, 2008 (APA), included an upfront payment of $30 million paid by Federated Investors, Inc. at closing and the opportunity for contingent payments over a five year earn-out period following the acquisition date based on the growth in revenue associated with the acquired assets. Under the APA, in order to reach the maximum contingent payments totaling approximately $55 million, the revenue associated with the acquired assets would have had to have grown at a 30% compound annual growth rate. Under the APA, Federated Investors, Inc. paid CCM an additional $18 million, in the aggregate, in contingent payments for the last three years of the earn-out period.

Shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed on May 20, 2014 by CCM in the United States District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM has asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM’s allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated’s alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM seeks approximately $37 million in alleged damages plus attorneys’ fees from Federated Investors, Inc.

Federated believes CCM’s claims are meritless, intends to vigorously defend this lawsuit and has filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM’s claims are implausible, contrary to the express terms of the APA and contrary to settled law. Federated believes that at all times it acted in good faith and complied with its contractual obligations contained in the APA. As of June 30, 2014, Federated believes a material loss related to this lawsuit is remote and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM’s claims, no loss is estimable.

Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. Federated cannot assess or predict whether, when or what types of claims may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending legal proceedings, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated also may be initially unable to accurately assess a claim's impact. Given that the outcome of litigation is inherently unpredictable and uncertain, an adverse result may arise from time to time that adversely impacts, potentially in a material way, Federated’s business, results of operations, financial condition and/or cash flows. As of June 30, 2014, Federated does not believe that it has any pending legal proceedings asserted against Federated in the ordinary course of business that are material to Federated or its consolidated financial statements and, as such, does not believe that a material loss related to these claims is reasonably possible.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive income (loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain on Securities Available for Sale[2]	Foreign Currency Translation (Loss) Gain	Total
Balance at December 31, 2012	$(7,071)	$3,644	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(9)	2,975	(461)	2,505
Tax impact	3	(1,371)	160	(1,208)
Reclassification adjustments, before tax	3,334	(5,218)	0	(1,884)
Tax impact	(1,225)	2,406	0	1,181
Net current-period other comprehensive income (loss)	2,103	(1,208)	(301)	594
Balance at June 30, 2013	$(4,968)	$2,436	$189	$(2,343)

Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive (loss) income before reclassifications and tax	(157)	2,097	248	2,188
Tax impact	58	(789)	(86)	(817)
Reclassification adjustments, before tax	2,922	(3,005)	0	(83)
Tax impact	(1,089)	1,131	0	42
Net current-period other comprehensive income (loss)	1,734	(566)	162	1,330
Balance at June 30, 2014	$(1,451)	$1,020	$553	$122

[1]	Amounts reclassified from Accumulated other comprehensive income (loss), net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive income (loss), net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On July 24, 2014, the board of directors declared a $0.25 per share dividend to shareholders of record as of August 8, 2014 to be paid on August 15, 2014.

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

General

Federated Investors, Inc. (together with its consolidated subsidiaries, Federated) is one of the largest investment managers in the United States with $351.6 billion in managed assets as of June 30, 2014. The majority of Federated’s revenue is derived from advising Federated-sponsored funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution, shareholder servicing and retirement plan recordkeeping services.

Federated’s investment products are distributed in four markets. These markets and the relative percentage of managed assets at June 30, 2014 attributable to such markets are as follows: wealth management and trust (42%), broker dealer/retail (34%), institutional (19%) and international (5%).
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

Business Developments

Money Market Fund Matters
For the six-month period ended June 30, 2014, approximately 33% of Federated’s total revenue was attributable to money market assets as compared to 42% for the same period in 2013. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets, including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

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
On July 23, 2014, by a three to two vote of the SEC Commissioners, the SEC adopted lengthy final rules (through an over 860 page release) on money market fund reform (Final Rules). The Final Rules were adopted after a lengthy and voluminous public comment process, which one SEC Commissioner called, in remarks made at the Sunshine Act Meeting at which the SEC Commissioners adopted the Final Rules, “perhaps one of the most flawed and controversial rulemaking processes the [SEC] has undertaken.” The Final Rules will impose additional money market fund reforms that require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund to maintain a floating net asset value (NAV). The Final Rules will permit a money market fund, or, in certain circumstances, require a money market fund (other than a government money market fund), to impose liquidity fees on all redemptions, and permit a money market fund to limit (or gate) redemptions for up to 10 business days in any 90-day period. The Final Rules also will impose certain current event disclosure requirements on a new Form N-CR and certain other enhanced disclosure and reporting (including on Form N-MFP and Form PF), diversification, and stress-testing requirements on a money market fund. The Final Rules will become effective 60 days after the date on which the Final Rules are published in the Federal Register (Publication Date). The mandatory compliance dates for the Final Rules are: (1) two years after the Publication Date for the floating NAV requirements, liquidity fees and gates requirements and related disclosure requirements; (2) nine months after the Publication Date for the current event disclosure requirements on new Form N-CR and related website disclosure requirements; and (3) 18 months after the Publication Date for other requirements not related to either the floating NAV or fees or gates, including the enhanced disclosure and reporting on Form N-MFP and Form PF, diversification and stress-testing requirements, and certain clarifying amendments to relevant SEC rules.
In response to the SEC’s adoption of the Final Rules, the U.S. Treasury Department (Treasury Department) and the Internal Revenue Service (IRS) also issued on July 23, 2014 proposed rules, which money market fund shareholders may immediately rely upon, aimed at relieving tax burdens for shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV. The IRS also issued on July 23, 2014 final guidance in the form of Revenue Procedure 2014-45 addressing applicable wash sale rules and describing the circumstances in which the IRS will not treat a redemption of shares in a money market fund as part of a wash sale.
Floating NAV Requirement
The Final Rules will require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund to value its holdings utilizing market-based valuations to maintain a floating NAV rounded to the nearest 1/100th

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

of one percent, or the fourth decimal place, rather than use the amortized cost method of valuation of securities maturing in more than 60 days to seek to maintain a stable NAV. A government money market fund or a retail money market fund will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) to seek to maintain a stable NAV. Under the Final Rules, a “government money market fund” will include any money market fund that invests 99.5% (rather than 80%) or more of its total assets in cash, government securities and/or repurchase agreements that are collateralized solely by government securities or cash. A “retail money market fund” will include any money market fund that has policies and procedures reasonably designed to limit all beneficial owners of the money market fund to natural persons.
Liquidity Fee and Gate Requirements
The Final Rules also will permit the board of directors/trustees of a money market fund to impose liquidity fees of up to two percent on all redemptions if the money market fund’s level of weekly liquid assets (which generally include cash, U.S. Treasury securities, certain other government securities with remaining maturities of 60 days or less, and securities that convert to cash within one week) falls below 30% of its total assets and the board determines that such liquidity fees are in the best interests of the money market fund. Under the Final Rules, if a money market fund’s level of weekly liquid assets falls below 10%, the money market fund (other than a government money market fund) would be required to impose a liquidity fee of one percent on all redemptions, unless the board of directors/trustees of the money market fund determines that such a liquidity fee is not in the best interests of the money market fund or that a lower or higher (up to two percent) liquidity fee on all redemptions is in the best interests of the money market fund.
Under the Final Rules, the board of directors/trustees of a money market fund also will have the discretion to temporarily suspend (or gate) redemptions for up to 10 days if a money market fund’s level of weekly liquid assets falls below 30% and the board determines that imposing a gate is in the best interests of the money market fund. A money market fund will not be able to impose a gate on redemptions for more than 10 business days in any 90-day period.
A government money market fund will not be subject to the liquidity fee and redemption gate requirements adopted under the Final Rules, but may voluntarily opt into them, if previously disclosed to the government money market fund’s investors.
Current Event Disclosure Requirements and Other Requirements
Under the Final Rules, a money market fund will be required to disclose certain current events on a new Form N-CR, including (A) the imposition or removal of liquidity fees or gates and the primary considerations or factors taken into account by the board of directors/trustees of the money market fund in making its decision related to fees and gates, (B) portfolio security defaults, (C) sponsor or affiliate support of the money market fund, including the amount of support and a brief description of the reason for the support, and (D) for a government money market fund or a retail money market fund, a reduction in the money market fund’s market-based (or shadow) NAV per share below $0.9975.
In addition to certain clarifying amendments and other changes to SEC rules implemented by the Final Rules, the Final Rules also will impose certain other enhanced disclosure and reporting, diversification, and stress-testing requirements on a money market fund. The other enhanced disclosure and reporting requirements appear to be aimed at further increasing transparency. Under the Final Rules, in addition to the current event disclosures that will be required on new Form N-CR, a money market fund will be required to disclose in its statement of additional information any occasion during the last 10 years (excluding occasions that occurred before the compliance date) in which the money market fund received sponsor or affiliate support. On a daily basis, a money market fund also will be required to disclose on its website its levels of daily liquid assets and weekly liquid assets, net shareholder inflows or outflows, market-based (or shadow) NAV per share, impositions of liquidity fees or gates, and any use of sponsor or affiliate support. The Final Rules also amend Form N-MFP, a form required under SEC rules to be filed by a money market fund with the SEC within five business days after the end of each month, to require reporting of certain additional information relating to assessing money market fund risk and will make the information filed on Form N-MFP public immediately upon filing (rather than 60 days after filing). The Final Rules also require an adviser of a private “liquidity fund” to report certain additional information regarding this type of private fund on Form PF.
Regarding diversification, the Final Rules will require a money market fund to treat certain affiliated entities as single issuers for purposes of determining whether the money market fund is complying with the five percent issuer diversification requirement under Rule 2a-7, which, as revised, will generally restrict a money market fund from investing more than five percent of its assets in any one issuer or group of affiliated issuers. Rule 2a-7 currently provides for a "25% basket,” under which up to 25% of the value of securities held in a money market fund’s portfolio may be subject to guarantees or demand features from a single institution. The Final Rules will require that a money market fund (other than a municipal or tax-exempt money market fund) meet a 10% diversification limit for guarantors and demand feature providers. For a municipal or tax-exempt money market fund, no more than 15% of the value of its securities will be able to be held in securities subject to

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

guarantees or demand features from a single institution. Under the Final Rules, a money market fund also will be required to treat the sponsor of an asset-backed security as a guarantor subject to the diversification limit applicable to guarantees and demand features, unless the board of directors/trustees of the money market fund (or its delegate) determines that the money market fund is not relying on the sponsor’s financial strength or its ability or willingness to provide liquidity, credit or other support to determine the asset-backed security’s quality or liquidity.
Regarding stress testing, the Final Rules will further enhance the stress testing, and related board reporting, requirements adopted by the SEC in 2010. For example, the Final Rules will require a money market fund to test its ability to maintain weekly liquid assets of at least 10% and to minimize principal volatility in response to certain specified hypothetical stress scenarios.
Related SEC Proposals
Along with the Final Rules, the SEC also issued on July 23, 2014, a Notice of Proposed Rule 10b-10 Exemptive Relief, in which the SEC solicited comment on a proposal to exempt broker-dealers from the immediate confirmation delivery requirements under the Securities Exchange Act of 1934 (Exchange Act) for transactions effected in shares of floating NAV institutional prime money market funds and institutional municipal (or tax-exempt) money market funds. The SEC also issued separate proposals re-proposing amendments to Rule 2a-7 and Form N-MFP to remove any references to or requirement of reliance on credit ratings and to establish alternative standards of creditworthiness in place of credit ratings and proposing amendments to Rule 2a-7 to eliminate an exclusion from the issuer diversification provisions for securities with certain guarantees.
Treasury Department and IRS Tax Guidance
Under the proposed rules issued by the Treasury Department and IRS on July 23, 2014, shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV may adopt a simplified, aggregate method of tax accounting for these gains and losses. Money market fund shareholders that invest in floating NAV money market funds can immediately rely on these proposed rules. Under the proposed rules, floating NAV money market fund shareholders can measure net gain or net loss without transaction-by-transaction calculations and determine their net gain or loss using certain information provided to them by the money market fund for non-tax purposes. The net gain (or loss) can be determined as the increase (or decrease) in the value of the shareholder’s shares during a period (such as the tax year), minus the net investment in those holdings (purchases minus sales) during the period. Under the proposed rules, floating NAV money market funds also receive the same waiver of gross-proceeds reporting, basis reporting and holding-period reporting that now applies to stable-value money market funds.
Under Revenue Procedure 2014-45, which also was issued on July 23, 2014, the IRS describes the circumstances in which the IRS will not treat a redemption of shares in a money market fund as part of a wash sale. (A wash sale generally occurs when a shareholder sells a security at a loss, and within 30 days before or after the sale, acquires a substantially identical security.) If shareholders of floating NAV money market funds choose not to adopt the simplified, aggregate method of tax accounting described above, Revenue Procedure 2014-45 provides relief from the wash sale rules for any losses on shares of a floating NAV money market fund. In addition, this guidance clarifies that the wash sale rules do not affect shareholders who do adopt the simplified, aggregate method of tax accounting described above.
The Final Rules and related guidance issued by the Treasury Department and IRS, on July 23, 2014, represent the culmination of a lengthy and voluminous public comment process on the SEC’s prior proposed rule on money market fund reforms. Since January 2010, the SEC worked to develop a proposal for additional reforms related to money market funds. On June 5, 2013, the SEC issued its rule proposal for public comment. The SEC's proposal was lengthy (approximately 700 pages) and included two principal alternative reforms that could be adopted alone or in combination. Similar to the Final Rules adopted by the SEC, one alternative was a floating NAV for institutional prime money market funds and other money market funds (such as, for example, municipal money market funds) other than government and retail money market funds, and the other alternative involved use of liquidity fees and redemption gates when a fund failed to maintain a prescribed liquidity threshold. Unlike the Final Rules adopted by the SEC, in the case of either alternative, the proposal would have eliminated the amortized cost method of valuation of securities maturing in more than 60 days while permitting the use of the penny rounding method to maintain a stable share price for money market funds not required to have a floating NAV. The proposal also included additional diversification and disclosure measures that would apply under either alternative.
When the SEC's proposal was issued in June 2013, management reviewed the SEC proposal and actively participated in the public comment process both individually through the filing of 18 comment letters and with industry groups. While the public

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

comment period formally closed on September 17, 2013, comments on the SEC's proposal continued to be submitted, including additional comment letters submitted on behalf of Federated. Comment letters are available on the SEC's website at http://www.sec.gov/comments/s7-03-13/s70313.shtml.
On March 24, 2014, the SEC published a series of four analyses conducted by the SEC's Division of Economic and Risk Analysis, which the SEC staff believed "have the potential to be informative for evaluating final rule amendments for the regulation of money market funds." The analyses examined (1) the spread between same-day buy and sell transaction prices for certain corporate bonds from January 2, 2008 to January 31, 2009, (2) the extent of government money market fund exposure to non-government securities, (3) academic literature reviewing recent evidence on the availability of "safe assets" in the U.S. and global economies and (4) the extent various types of money market funds are holding in their portfolios guarantees and demand features from a single institution. The SEC staff requested comments on this supplemental information be submitted to the comment file to the SEC’s June 5, 2013 money market fund reform proposal (discussed above) by April 23, 2014. Federated filed three comment letters with respect to this supplemental information published by the Division of Economic and Risk Analysis. One comment letter addressed the analysis regarding the spread between same-day buy and sell transaction prices for certain money market eligible securities from January 2, 2008 to January 31, 2009. In that comment letter, Federated expressed its view that, while Federated generally agreed with the SEC staff's methodology for considering the cost of liquidity in evaluating an appropriate liquidity fee, the staff’s use of Trade Reporting and Compliance Engine (TRACE) bond data as the basis for spread analysis led the staff to find significantly larger spreads than it would have found had it based its analysis on the short-term instruments in which money market funds actually invest. Management believed, and continues to believe, that the staff’s analysis overstated the spreads for Rule 2a-7 eligible securities during crisis periods by several multiples of actual spreads, and thus could have led the SEC to adopt a far larger-than-necessary liquidity fee requirement as part of its Final Rules. Another comment letter addressed the analysis regarding municipal money market funds' exposure to parents of guarantors. In that comment letter, Federated expressed its view that it did not believe that the SEC staff’s analysis supported the conclusion that elimination of the "25% basket" in Rule 2a-7 would not increase the credit risks of municipal and other money market funds. Management did not believe, and continues not to believe, that there is a basis for concluding that elimination of the 25% basket would protect investors, or promote efficiency, competition, and capital formation. The third comment letter addressed the SEC staff’s analyses regarding the demand and supply of safe assets in the economy and government money market fund exposure to non-government securities. In that comment letter, Federated expressed its reservations about the data and analysis underlying both analyses on the basis that neither analysis appeared focused on the market sector that the SEC's June 5, 2013 money market fund reform proposal would have most directly affected, namely, the market for short-term U.S. government securities and repurchase agreements for U.S. government securities (the government money market). Management believed, and continues to believe, that any money market reform proposal that would have the effect of shifting large amounts of capital into the government money market would certainly create problems for investors who are required to invest in government securities or who cannot afford the risks associated with other classes of "safe assets" included in the SEC staff's analysis (such as gold, investment grade bonds, securitized assets and foreign sovereign obligations).
In April, 2014, the Federal Reserve Bank of New York (FRBNY) published a paper entitled “Gates, Fees and Preemptive Runs” in which the FRBNY purported to show that the possibility of suspending convertibility, including the imposition of gates or fees for redemptions, can create runs that would not otherwise occur. As reflected in Federated’s comment letter, dated April 25, 2014, management believed, and continues to believe, that publicly available data shows that roughly 91% of large bank deposits are subject to the banks' ability to refuse early withdrawal requests from time deposits, defer for seven days requests for withdrawals from savings accounts, and impose early withdrawal fees on time deposits. Management believed, and continues to believe, therefore, that the FRBNY’s paper was based on a flawed assumption that banks are currently prohibited from imposing gates or fees on withdrawals from bank deposits and that, as evidenced by the relative stability of these assets, it was erroneous to claim that gates and fees cause assets to be prone to runs. To the contrary, management believed, and continues to believe, that gates and fees will achieve the SEC’s stated money market fund reform goals while promoting efficiency, competition and capital formation.
In a final comment letter on the SEC’s June 5, 2013 proposal submitted on July 16, 2014, Federated conveyed its views to the SEC that a combination of a floating NAV for institutional prime money market funds and liquidity fees and gates would be an onerous regulatory alternative that would significantly reduce the utility of money market funds for a large segment of investors, particularly when less burdensome alternatives exist that would achieve the SEC's stated money market reform goals while enhancing transparency for investors. In that comment letter, Federated listed and examined the less burdensome alternatives that management believed, and continues to believe, exist for achieving the SEC's goals, including, among other alternatives, allowing for the imposition of gates and fees (without requiring a floating NAV) and enhanced disclosures.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Federated supported throughout the public comment process, and continues to support, liquidity fees and redemption gates in certain contexts. Federated believed, and continues to believe, the floating NAV will significantly reduce the utility and attractiveness of money market funds for investors who, in Federated's view, value money market funds in their current form as an efficient and effective cash management investment product offering daily liquidity at par. Management believes the Final Rules appropriately continue to allow a government money market fund or a retail money market fund to use the amortized cost method to seek to maintain a stable NAV. However, management believes that the Final Rules’ combination of a floating NAV for institutional prime money market funds and institutional municipal (or tax-exempt) money market funds with liquidity fees and gates could be an onerous regulatory alternative that could significantly reduce the utility of money market funds for a large segment of investors, with further adverse consequences for issuers who rely upon money market funds as an important alternative to bank financing, particularly when less burdensome alternatives exist that would achieve the SEC's stated money market reform goals while enhancing transparency for investors.
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Given the recent adoption of the SEC’s Final Rules, the extended compliance dates under the Final Rules, and the recent issuance of Treasury Department and IRS guidance on related tax reforms, Federated is unable at this time to assess the degree of any potential impact the SEC's Final Rules may have on its business, results of operations, financial condition and/or cash flows until the Final Rules, and related Treasury Department and IRS guidance, are fully reviewed and analyzed. In connection with the review and analysis of the Final Rules, the related tax guidance, and their impact on Federated's business, results of operations, financial condition and/or cash flows, Federated will consider its legislative, regulatory, legal, product structure and development, business and certain other options that may be available to seek to minimize the potential impact of any adverse consequences of the Final Rules. Federated also is unable to assess at this time whether, or the degree to which, any potential options ultimately may be pursued or be successful.
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
In a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, which was signed into law by President Obama on January 17, 2014, Congress instructed the SEC to undertake a “rigorous economic analysis” before promulgating its final money market fund proposal, and indicated that the “Committee expects that the final rules will take into account the substantive concerns of stakeholders who use these products for short-term financing needs.” In the conference report, Congress also expressed that “[i]mpairing or restricting the use of money market funds could potentially result in a decrease in the ability of these products to provide liquidity, potentially resulting in hundreds of market participants issuing longer-term debt, significantly increasing their funding costs, slowing expansion rates, and depressing jobs and economic growth.” In a House of Representatives’ Appropriations Committee conference report accompanying a House appropriations bill, the Financial Services and General Government Appropriations Bill, 2015, the House Appropriations Committee indicated that the “Committee remains concerned with the [SEC’s] proposal to further regulate money market funds” and reiterated many of the above statements from the Congressional Appropriations Committee conference report. In addition to underscoring the importance to the capital markets of money market funds as currently structured, management believes that these conference reports reflect Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
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
A proposal to implement a European financial transactions tax (FTT) continues to be developed. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. On May 6, 2014, a Declaration was signed by 10 of the 11 original participating European countries confirming their support for the FTT, clarifying that the FTT would be introduced on a step-by-step basis, with the progressive implementation focusing first on the taxation of equities and certain derivatives, noting that individual countries could impose the FTT on additional products not included in the initial progressive implementation (for example, in order to maintain existing taxes) at their discretion and indicating that the initial phase of the FTT should be implemented by no later than January 1, 2016. Management does not expect the FTT to be effective until 2015 or early 2016.
European money market reform and the imposition of the FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted.
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
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
(in millions)
Investment advisory fees	$(69.6)	$(73.1)	$(70.9)	$(70.7)	$(59.4)
Other service fees	(32.7)	(33.6)	(33.7)	(34.4)	(32.5)
Total Revenue	(102.3)	(106.7)	(104.6)	(105.1)	(91.9)
Less: Reduction in Distribution expense	70.2	74.3	73.3	72.1	66.9
Operating income	(32.1)	(32.4)	(31.3)	(33.0)	(25.0)
Less: Reduction in Noncontrolling interest	2.5	2.7	2.0	2.7	1.3
Pre-tax impact	$(29.6)	$(29.7)	$(29.3)	$(30.3)	$(23.7)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased for both the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the Governors in a June 18, 2014 press release, "a highly accommodative stance of monetary policy remains appropriate," Federated is unable to predict when the Governors will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the third quarter 2014 may result in a negative pre-tax impact on income of approximately $31 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 45% from the current levels and an increase of 25 basis points would reduce the impact by approximately 70% from the current levels. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, available yields on instruments held by the money market funds, actions by the Governors, the Treasury Department, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Second Amended and Restated Credit Agreement

On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amends and restates Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011 and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The term loan facility bears interest based on the London Interbank Offering Rate (LIBOR) plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of June 30, 2014, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the term loan facility, requires quarterly principal payments of $6.4 million per quarter beginning on July 1, 2014 through July 1, 2018 and $36.7 million per quarter from October 1, 2018 through April 1, 2019, with a final payment at maturity of $36.7 million.

The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with Federated's original term loan facility remains in effect. See Note (8) to the Consolidated Financial Statements for additional information regarding the Credit Agreement and Swap.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2014	2013
By Asset Class
Money market	$245,201	$268,532	(9)%
Fixed-income	51,129	50,005	2%
Equity	49,888	38,705	29%
Liquidation portfolio[1]	5,408	6,561	(18)%
Total managed assets	$351,626	$363,803	(3)%
By Product Type
Mutual Funds:
Money market	$212,434	$232,874	(9)%
Fixed-income	40,357	40,188	0%
Equity	31,673	25,030	27%
Total mutual fund assets	$284,464	$298,092	(5)%
Separate Accounts:
Money market	$32,767	$35,658	(8)%
Fixed-income	10,772	9,817	10%
Equity	18,215	13,675	33%
Total separate account assets	$61,754	$59,150	4%
Liquidation Portfolio[1]	$5,408	$6,561	(18)%
Total managed assets	$351,626	$363,803	(3)%

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2014	2013		2014	2013
By Asset Class
Money market	$254,575	$274,899	(7)%	$263,904	$279,743	(6)%
Fixed-income	50,774	52,375	(3)%	50,716	52,553	(3)%
Equity	47,466	38,762	22%	46,079	37,724	22%
Liquidation portfolio[1]	5,569	6,834	(19)%	5,680	7,025	(19)%
Total average managed assets	$358,384	$372,870	(4)%	$366,379	$377,045	(3)%
By Product Type
Mutual Funds:
Money market	$219,936	$237,790	(8)%	$227,582	$244,221	(7)%
Fixed-income	40,130	42,258	(5)%	40,058	42,419	(6)%
Equity	30,154	25,094	20%	29,335	24,566	19%
Total average mutual fund assets	$290,220	$305,142	(5)%	$296,975	$311,206	(5)%
Separate Accounts:
Money market	$34,639	$37,109	(7)%	$36,322	$35,522	2%
Fixed-income	10,644	10,117	5%	10,658	10,134	5%
Equity	17,312	13,668	27%	16,744	13,158	27%
Total average separate account assets	$62,595	$60,894	3%	$63,724	$58,814	8%
Liquidation Portfolio[1]	$5,569	$6,834	(19)%	$5,680	$7,025	(19)%
Total average managed assets	$358,384	$372,870	(4)%	$366,379	$377,045	(3)%

[1]
Liquidation portfolio represents a portfolio of distressed bonds at cost. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Equity Funds
Beginning assets	$29,208	$24,491	$28,097	$23,152
Sales	2,566	1,918	4,858	3,670
Redemptions	(1,464)	(1,629)	(3,297)	(4,017)
Net sales (redemptions)	1,102	289	1,561	(347)
Net exchanges	9	43	41	90
Market gains and losses/reinvestments[1]	1,354	207	1,974	2,135
Ending assets	$31,673	$25,030	$31,673	$25,030

Equity Separate Accounts[2]
Beginning assets	$16,671	$13,361	$16,051	$11,858
Sales[3]	1,168	1,031	2,013	2,137
Redemptions[3]	(746)	(937)	(1,524)	(1,505)
Net sales[3]	422	94	489	632
Market gains and losses[4]	1,122	220	1,675	1,185
Ending assets	$18,215	$13,675	$18,215	$13,675

Total Equity Assets[2]
Beginning assets	$45,879	$37,852	$44,148	$35,010
Sales[3]	3,734	2,949	6,871	5,807
Redemptions[3]	(2,210)	(2,566)	(4,821)	(5,522)
Net sales[3]	1,524	383	2,050	285
Net exchanges	9	43	41	90
Market gains and losses/reinvestments[1]	2,476	427	3,649	3,320
Ending assets	$49,888	$38,705	$49,888	$38,705

Fixed-income Funds
Beginning assets	$40,237	$42,612	$39,606	$42,478
Sales	3,325	5,232	7,573	10,380
Redemptions	(3,940)	(6,877)	(7,965)	(11,886)
Net redemptions	(615)	(1,645)	(392)	(1,506)
Net exchanges	(11)	(80)	(70)	(122)
Acquisition-related	301	0	301	0
Market gains and losses/reinvestments[1]	445	(699)	912	(662)
Ending assets	$40,357	$40,188	$40,357	$40,188

Fixed-income Separate Accounts[2]
Beginning assets	$10,746	$10,158	$10,520	$10,233
Sales[3]	377	562	631	1,093
Redemptions[3]	(537)	(725)	(769)	(1,370)
Net redemptions[3]	(160)	(163)	(138)	(277)
Net exchanges	1	7	1	7
Market gains and losses[4]	185	(185)	389	(146)
Ending assets	$10,772	$9,817	$10,772	$9,817

Total Fixed-income Assets[2]
Beginning assets	$50,983	$52,770	$50,126	$52,711
Sales[3]	3,702	5,794	8,204	11,473
Redemptions[3]	(4,477)	(7,602)	(8,734)	(13,256)
Net redemptions[3]	(775)	(1,808)	(530)	(1,783)
Net exchanges	(10)	(73)	(69)	(115)
Acquisition-related	301	0	301	0
Market gains and losses/reinvestments[1]	630	(884)	1,301	(808)
Ending assets	$51,129	$50,005	$51,129	$50,005
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

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Funds
Beginning assets	$69,445	$67,103	$67,703	$65,630
Sales	5,891	7,150	12,431	14,050
Redemptions	(5,404)	(8,506)	(11,262)	(15,903)
Net sales (redemptions)	487	(1,356)	1,169	(1,853)
Net exchanges	(2)	(37)	(29)	(32)
Acquisition-related	301	0	301	0
Market gains and losses/reinvestments[1]	1,799	(492)	2,886	1,473
Ending assets	$72,030	$65,218	$72,030	$65,218

Separate Accounts[2]
Beginning assets	$27,417	$23,519	$26,571	$22,091
Sales[3]	1,545	1,593	2,644	3,230
Redemptions[3]	(1,283)	(1,662)	(2,293)	(2,875)
Net sales (redemptions)[3]	262	(69)	351	355
Net exchanges	1	7	1	7
Market gains and losses[4]	1,307	35	2,064	1,039
Ending assets	$28,987	$23,492	$28,987	$23,492

Total Assets[2]
Beginning assets	$96,862	$90,622	$94,274	$87,721
Sales[3]	7,436	8,743	15,075	17,280
Redemptions[3]	(6,687)	(10,168)	(13,555)	(18,778)
Net sales (redemptions)[3]	749	(1,425)	1,520	(1,498)
Net exchanges	(1)	(30)	(28)	(25)
Acquisition-related	301	0	301	0
Market gains and losses/reinvestments[1]	3,106	(457)	4,950	2,512
Ending assets	$101,017	$88,710	$101,017	$88,710
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
By Asset Class
Money market assets	72%	74%	33%	42%
Fixed-income assets	14%	14%	23%	23%
Equity assets	13%	10%	43%	34%
Liquidation portfolio	1%	2%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Mutual Funds:
Money market assets	62%	65%	31%	40%
Fixed-income assets	11%	11%	21%	21%
Equity assets	8%	7%	36%	28%
Separate Accounts:
Money market assets	10%	9%	2%	2%
Fixed-income assets	3%	3%	2%	2%
Equity assets	5%	3%	7%	6%
Liquidation Portfolio	1%	2%	0%	0%
Other Activities	--	--	1%	1%

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

As of June 30, 2014, total managed assets decreased 3% from June 30, 2013 primarily as a result of decreases in money market assets, partially offset by an increase in equity assets. Average managed assets decreased 4% and 3% for the three and six months ended June 30, 2014 compared to the same periods in 2013. Period-end money market assets decreased 9% at June 30, 2014 compared to June 30, 2013. Average money market assets decreased 7% and 6% for the three- and six-month periods ended June 30, 2014, respectively, as compared to the same periods in 2013, following the industry trend in the accommodative monetary policy environment. Short-term interest rates remained low in the first half of 2014 as the Governors kept the near-zero federal funds rate unchanged in the continuous pursuit of a sustained economic recovery. In the bond market, anticipation of the beginning of the Governors' tapering, impacting long-term bond rates, contributed to fund outflows industrywide in the second half of 2013. The bond market flows reversed in early 2014 as long-term bond rates trended down. The Governors expect to end the bond-buying in October assuming the economy stays on track. Period-end fixed-income assets increased 2% at June 30, 2014 compared to June 30, 2013, primarily as a result of market appreciation, partially offset by net redemptions while average fixed-income assets decreased 3% for both the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013. Period-end equity assets increased 29% at June 30, 2014 compared to June 30, 2013 primarily due to market appreciation, and to a lesser extent, net sales. Average equity assets increased 22% for both the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013 benefiting from the strong equity-market performance. Both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, surpassed levels not seen since 2007 during 2013 and continued on an upward trajectory during the first half of 2014. Average assets in the liquidation portfolio decreased 19% for both the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013 due to the anticipated gradual liquidation of the portfolio.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2014	2013	Change	Percent Change	2014	2013	Change	Percent Change
Revenue from managed assets	$210.6	$221.5	$(10.9)	(5)%	$420.0	$447.3	$(27.3)	(6)%
Revenue from sources other than managed assets	2.4	2.3	0.1	4%	4.5	4.5	0	0%
Total revenue	$213.0	$223.8	$(10.8)	(5)%	$424.5	$451.8	$(27.3)	(6)%

Revenue from managed assets decreased $10.9 million for the three-month period ended June 30, 2014 as compared to the same period in 2013 primarily due to an increase of $10.4 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, a decrease of $10.0 million due to lower average money market assets and a decrease of $3.7 million due to lower average fixed-income assets. These decreases in revenue were partially offset by an increase of $14.8 million due to higher average equity assets.

Revenue from managed assets decreased $27.3 million for the six-month period ended June 30, 2014 as compared to the same period in 2013 primarily due to an increase of $29.7 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, a decrease of $17.4 million due to lower average money market assets and a decrease of $8.0 million due to lower average fixed-income assets. These decreases in revenue were partially offset by an increase of $30.4 million due to higher average equity assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the six-month period ended June 30, 2014, Federated’s ratio of revenue from managed assets to average managed assets was 0.23% as compared to 0.24% for the same period of 2013. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for the six-month period ended June 30, 2014 as compared to the same period of 2013, partially offset by the increase in average managed assets invested in higher fee-paying equity products for the same period comparison.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2014	2013	Change	Percent Change	2014	2013	Change	Percent Change
Compensation and related	$70.7	$67.9	$2.8	4%	$142.5	$134.8	$7.7	6%
Distribution	49.3	53.8	(4.5)	(8)%	97.8	112.0	(14.2)	(13)%
All other	34.1	36.1	(2.0)	(6)%	68.7	70.8	(2.1)	(3)%
Total operating expenses	$154.1	$157.8	$(3.7)	(2)%	$309.0	$317.6	$(8.6)	(3)%

Total operating expenses for the three-month period ended June 30, 2014 decreased $3.7 million compared to the same period in 2013. Distribution expense decreased $4.5 million in the second quarter 2014 compared to the same period in 2013 primarily due to a decrease of $3.5 million related to a decrease in average money market assets, a decrease of $3.3 million resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds and a decrease of $1.2 million related to a decrease in the levels and mix of average fixed-income assets, partially offset by an increase of $3.2 million related to an increase in average equity assets. Compensation and related expense increased $2.8 million in the second quarter 2014 as compared to the same period in 2013 reflecting a $1.2 million increase in base salary and wages primarily due to increased headcount and higher wages and a $1.1 million increase in incentive compensation driven primarily by sales and investment management performance.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total operating expenses for the six-month period ended June 30, 2014 decreased $8.6 million compared to the same period in 2013. Distribution expense decreased $14.2 million in the first six months of 2014 as compared to the same period in 2013 primarily due to a decrease of $12.8 million resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds and decreases of $5.1 million and $2.6 million related to decreases in average money market assets and the levels and mix of average fixed-income assets, respectively, partially offset by an increase of $5.9 million related to an increase in average equity assets. Compensation and related expense increased $7.7 million in the first six months of 2014 as compared to the same period in 2013 reflecting a $2.5 million increase in base salary and wages primarily due to increased headcount and higher wages, a $2.4 million increase in incentive compensation driven primarily by investment management and sales performance, a $1.7 million increase as a result of the finalization of prior-year bonus estimates during the first quarter of each year and an increase of $1.1 million in other employee expenses.

Nonoperating Income (Expenses). Nonoperating income, net increased $0.6 million for the three-month period ended June 30, 2014 as compared to the same period in 2013.

Nonoperating income, net increased $0.2 million for the six-month period ended June 30, 2014 as compared to the same period in 2013.

Income Taxes. The income tax provision decreased $2.1 million for the three-month period ended June 30, 2014 as compared to the same period in 2013 primarily due to lower income before income taxes. The effective tax rate was 38.1% for the three-month period ended June 30, 2014 as compared to 37.4% for the same period in 2013. The change in the effective tax rate was primarily due to a decreased rate in the prior year related to a reduction to the capital loss deferred tax asset valuation allowance.

The income tax provision decreased $4.9 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to lower income before income taxes. The effective tax rate was 38.0% for the six-month period ended June 30, 2014 as compared to 36.5% for the same period in 2013. The change in the effective tax rate was primarily due to a decreased rate in the prior year related to a reduction to the capital loss deferred tax asset valuation allowance.

Net Income attributable to Federated Investors, Inc. Net income decreased $3.5 million for the three months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended June 30, 2014 decreased $0.04 as compared to the same period of 2013 primarily due to decreased net income.

Net income decreased $11.3 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the six months ended June 30, 2014 decreased $0.11 as compared to the same period of 2013 primarily due to decreased net income.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2014, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $271.7 million as compared to $303.2 million at December 31, 2013. The decrease of $31.5 million primarily reflects a decrease of $43.4 million in Cash and cash equivalents, which is summarized in the discussion below, partially offset by an increase of $12.5 million in Investments—affiliates due primarily to net purchases of available-for-sale securities.

At June 30, 2014, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks, including in connection with recent events in Eastern Europe and Russia. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $45 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and that meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $65.2 million for the six months ended June 30, 2014 as compared to $67.5 million for the same period in 2013. The decrease of $2.3 million was primarily due

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

to the $27.3 million decrease in revenue from managed assets previously discussed. This decrease was partially offset by an $11.0 million reduction in cash paid for taxes for the six months ended June 30, 2014 as compared to the same period in 2013 due primarily to (1) a $5.0 million federal income tax extension payment paid in the first quarter 2013 while none was required in the first quarter 2014 and (2) a $4.4 million reduction in quarterly federal estimated income tax payments in the first half of 2014 as compared to the same period in 2013. The remaining difference is primarily related to cash paid to vendors for operating activities.

Cash Used by Investing Activities. During the six-month period ended June 30, 2014, cash used by investing activities was $22.4 million and primarily reflected $52.1 million in cash paid for purchases of available-for-sale securities and $9.7 million in cash paid for contingent payments related primarily to a prior year business acquisition, partially offset by the receipt of $41.7 million in proceeds from redemptions of available-for-sale securities.

Cash Used by Financing Activities. During the six-month period ended June 30, 2014, cash used by financing activities was $86.2 million. During the first six months of 2014, Federated paid $52.5 million or $0.50 per share in dividends to holders of its common shares, repaid $21.3 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information) and paid $14.6 million to purchase treasury stock.

Borrowings. During the second quarter 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million term loan (Term Loan) and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the six-month periods ended June 30, 2014 and 2013, Federated made principal payments of $21.3 million on the Term Loan. As of June 30, 2014, the entire $200 million revolving credit facility was available for borrowings. The Swap associated with Federated's original term loan facility remains in effect. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.521% for the amount of the Term Loan covered by the Swap until the Swap's expiration on April 1, 2015. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2014. An interest coverage ratio of at least 4 to 1 is required and as of June 30, 2014, the interest coverage ratio was 28 to 1. A leverage ratio of no more than 3.0 to 1 is required and as of June 30, 2014, the leverage ratio was 0.9 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On July 24, 2014, the board of directors declared a $0.25 per share dividend to shareholders of record as of August 8, 2014 to be paid on August 15, 2014.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility included in the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $449 million.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of June 30, 2014.

Accrued compensation and benefits at June 30, 2014 decreased $28.5 million from December 31, 2013 primarily due to the annual 2013 accrued incentive compensation being paid in the first quarter 2014 ($59.6 million), partially offset by certain 2014 incentive compensation accruals earned at June 30, 2014 ($34.5 million).

Other current liabilities at June 30, 2014 decreased $15.5 million from December 31, 2013 primarily due to a $9.2 million contingent purchase price payment relating to a prior year business acquisition (see Note (12) to the Consolidated Financial Statements for additional information) and payments of $2.3 million relating to the Swap (see Note (8) to the Consolidated Financial Statements for additional information).

Long-term deferred tax liability, net at June 30, 2014 increased $12.1 million from December 31, 2013 primarily due to tax amortization deductions in excess of book amortization related to intangible assets.

There were no indicators of goodwill impairment as of June 30, 2014 as Federated’s market capitalization exceeded the book value of equity by more than 450%.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first three contingent purchase price payments of $5.0 million, $4.2 million and $3.8 million were paid in the fourth quarters of 2011, 2012 and 2013, respectively. At June 30, 2014, management estimated remaining contingent payments could total $4 million over the two years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of June 30, 2014, a liability of $3.8 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($2.1 million) and Other long-term liabilities ($1.7 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specialized in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. The final three payments of $9.2 million (recorded in Other current liabilities as of December 31, 2013), $3.4 million and $5.9 million were paid in the first quarters of 2014, 2013 and 2012, respectively.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of June 30, 2014, liabilities totaling $2.1 million, representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($1.3 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments through 2018. As of June 30, 2014, Federated may be required to pay up to $32 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufman Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at June 30, 2014 remain constant throughout the year, the Fund Bonus payment in 2015 may approximate $2 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

Legal Proceedings.
CCM Rochester, Inc. (CCM). In December, 2008, Federated completed the acquisition of certain assets of CCM (f/k/a Clover Capital Management, Inc.), an investment manager that specialized in value investing. The purchase was consummated in the midst of the financial crisis. The payment terms under the Asset Purchase Agreement, dated September 12, 2008 (APA), included an upfront payment of $30 million paid by Federated Investors, Inc. at closing and the opportunity for contingent payments over a five year earn-out period following the acquisition date based on the growth in revenue associated with the acquired assets. Under the APA, in order to reach the maximum contingent payments totaling approximately $55 million, the revenue associated with the acquired assets would have had to have grown at a 30% compound annual growth rate. Under the APA, Federated Investors, Inc. paid CCM an additional $18 million, in the aggregate, in contingent payments for the last three years of the earn-out period.

Shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed on May 20, 2014 by CCM in the United States District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM has asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM’s allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated’s alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM seeks approximately $37 million in alleged damages plus attorneys’ fees from Federated Investors, Inc.

Federated believes CCM’s claims are meritless, intends to vigorously defend this lawsuit and has filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM’s claims are implausible, contrary to the express terms of the APA and contrary to settled law. Federated believes that at all times it acted in good faith and complied with its contractual obligations contained in the APA. As of June 30, 2014, Federated believes a material loss related to this lawsuit is remote and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM’s claims, no loss is estimable.

Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. Federated cannot assess or predict whether, when or what types of claims may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending legal proceedings, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated also may be initially unable to accurately assess a claim's impact. Given that the outcome of litigation is inherently unpredictable and uncertain, an adverse result may arise from time to time that adversely impacts, potentially in a material way, Federated’s business, results of operations, financial condition and/or cash flows. As of June 30, 2014, Federated does not believe that it has any pending legal proceedings asserted against Federated in the ordinary course of business that are material to Federated or its consolidated financial statements and, as such, does not believe that a material loss related to these claims is reasonably possible.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
(unaudited)

There have not been any material changes to Federated’s exposures to market risk during the six months ended June 30, 2014 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

Part I, Item 4. Controls and Procedures
(unaudited)

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at June 30, 2014.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12)(c) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	13,634	$20.99	10,000	1,054,734
May	170,000	27.91	170,000	884,734
June[2]	30,133	29.54	30,000	854,734
Total	213,767	$27.69	210,000	854,734

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of June 30, 2014.

2	In April and June 2014, 3,634 and 133 shares, respectively, of restricted stock with a weighted-average price of $0.00 per share, were repurchased in connection with employee separations.

Part II, Item 6. Exhibits
(unaudited)

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – The Second Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Bank Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	July 25, 2014	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	July 25, 2014	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer