Form 10-Q
period 2014-09-30
FEDERATED INVESTORS INC /PA/
filed 2014-10-24
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 20, 2014, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,589,597 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q including those related to asset flows, levels and mix; business mix; levels of revenues, expenses, gains, losses, net income and reported earnings; obligations to make additional contingent or additional payments pursuant to acquisition agreements or employment agreements; legal proceedings and management's assessment and beliefs regarding such legal proceedings; classification and consolidation of investments; future cash needs and cash flows; management’s expectations, projections or estimates, including regarding fee rates, the level, degree, continuance and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), interest rates, yields, borrowing, taxes, product demand, investor preferences, market availability, supply and interest in certain investments, performance, product development and restructuring options and initiatives, legal, compliance and other professional services expenses, the value of the interest rate swap, indebtedness and certain investments, and liquidity; dilution and diluted earnings; future principal uses of cash; performance indicators; the impact of accounting policies and new accounting pronouncements; concentration and other risks; guarantee and indemnification obligations; the timing and impact of increased regulation by governments and regulators including current and potential rule proposals, and final rules, by the Securities and Exchange Commission affecting money market funds or action taken by the Board of Governors of the Federal Reserve System, the Federal Open Market Committee of the Federal Reserve Board, the Financial Stability Oversight Council, the U.S. Treasury Department, Internal Revenue Service or other U.S. or foreign government entities, and management’s assessments, expectations and beliefs regarding such proposals, final rules and actions; distribution-related expenses; levels of investment, potential losses associated with investments and the timing of redemption of certain investments; the ability to raise additional capital; charges for losses and expenses; and various items set forth under the section entitled Risk Factors included in Federated's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated) or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in developing, structuring and distributing its products, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see the section entitled Risk Factors included in Federated's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Table of Content
Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$90,465	$104,443
Investments—affiliates	142,157	129,413
Investments—consolidated investment companies	114,729	53,476
Investments—other	4,924	4,846
Receivables, net of reserve of $63 and $59, respectively	28,635	29,320
Prepaid expenses	8,827	12,860
Other current assets	5,450	4,960
Total current assets	395,187	339,318
Long-Term Assets
Goodwill	658,837	658,743
Renewable investment advisory contracts	68,970	68,595
Other intangible assets, net of accumulated amortization of $39,873 and $42,453, respectively	6,493	8,007
Property and equipment, net of accumulated depreciation of $55,668 and $54,791, respectively	36,633	40,088
Other long-term assets	25,498	21,046
Total long-term assets	796,431	796,479
Total assets	$1,191,618	$1,135,797
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$77,917
Accounts payable and accrued expenses	37,683	36,364
Accrued compensation and benefits	58,459	70,272
Other current liabilities	15,939	29,652
Total current liabilities	137,581	214,205
Long-Term Liabilities
Long-term debt	223,125	198,333
Long-term deferred tax liability, net	136,893	121,203
Other long-term liabilities	19,975	20,195
Total long-term liabilities	379,993	339,731
Total liabilities	517,574	553,936
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	78,795	15,517
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 129,505,456 shares issued	313,988	295,769
Additional paid-in capital from treasury stock transactions	4	0
Retained earnings	1,040,354	1,022,608
Treasury stock, at cost, 24,855,859 and 24,715,473 shares Class B common stock, respectively	(758,138)	(751,239)
Accumulated other comprehensive loss, net of tax	(1,325)	(1,208)
Total Federated Investors, Inc. shareholders’ equity	595,072	566,119
Nonredeemable noncontrolling interest in subsidiary	177	225
Total permanent equity	595,249	566,344
Total liabilities, temporary equity and permanent equity	$1,191,618	$1,135,797

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Investment advisory fees, net—affiliates	$116,122	$112,067	$342,752	$371,092
Investment advisory fees, net—other	24,964	22,556	70,980	61,809
Administrative service fees, net—affiliates	52,244	55,052	159,708	167,133
Other service fees, net—affiliates	19,082	16,862	54,695	49,796
Other service fees, net—other	3,167	3,160	9,783	9,413
Other, net	1,336	2,169	3,474	4,400
Total revenue	216,915	211,866	641,392	663,643
Operating Expenses
Compensation and related	70,724	65,620	213,176	200,413
Distribution	50,149	51,051	147,963	163,099
Professional service fees	7,944	9,704	24,502	27,841
Office and occupancy	8,241	6,488	22,442	19,463
Systems and communications	6,392	6,464	19,021	19,173
Advertising and promotional	3,271	3,975	9,668	11,333
Travel and related	3,028	3,344	9,427	9,563
Other	6,338	7,462	18,878	20,773
Total operating expenses	156,087	154,108	465,077	471,658
Operating income	60,828	57,758	176,315	191,985
Nonoperating (Expenses) Income
Investment income, net	1,233	1,407	4,736	4,650
(Loss) gain on securities, net	(439)	5,592	3,983	10,836
Debt expense	(2,162)	(3,078)	(7,824)	(9,468)
Other, net	(4)	(3,133)	(14)	(3,203)
Total nonoperating (expenses) income, net	(1,372)	788	881	2,815
Income before income taxes	59,456	58,546	177,196	194,800
Income tax provision	22,197	20,917	66,978	70,621
Net income including the noncontrolling interests in subsidiaries	37,259	37,629	110,218	124,179
Less: Net (loss) income attributable to the noncontrolling interests in subsidiaries	(301)	(75)	595	3,073
Net income	$37,560	$37,704	$109,623	$121,106
Amounts attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.36	$0.36	$1.05	$1.16
Cash dividends per share	$0.25	$0.25	$0.75	$0.73
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income including the noncontrolling interests in subsidiaries	$37,259	$37,629	$110,218	$124,179

Other comprehensive (loss) income, net of tax
Permanent equity
Unrealized gain (loss) on interest rate swap	14	(179)	(85)	(185)
Reclassification adjustment related to interest rate swap	691	1,044	2,524	3,153
Unrealized (loss) gain on securities available for sale	(842)	2,088	466	3,692
Reclassification adjustment related to securities available for sale	(780)	(2,804)	(2,654)	(5,616)
Foreign currency items	(530)	193	(368)	(108)
Temporary equity
Foreign currency translation loss	0	0	0	(36)
Other comprehensive (loss) income	(1,447)	342	(117)	900
Comprehensive income including the noncontrolling interests in subsidiaries	35,812	37,971	110,101	125,079
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest in subsidiaries	(195)	128	599	381
Less: Comprehensive (loss) income attributable to nonredeemable noncontrolling interest in subsidiary	(106)	(202)	(4)	2,656
Comprehensive income attributable to Federated Investors, Inc.	$36,113	$38,045	$109,506	$122,042
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2012	$273,886	$0	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
Net income	0	0	121,106	0	0	121,106	2,656	123,762	417
Other comprehensive income (loss), net of tax	0	0	0	0	936	936	0	936	(36)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	21,236
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	64,292
Stock award activity	16,323	45	(11,314)	11,314	0	16,368	0	16,368	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(76,352)	0	0	(76,352)	(4,139)	(80,491)	(2,769)
Purchase of treasury stock	0	0	0	(7,170)	0	(7,170)	0	(7,170)	0
Other	0	0	(129)	0	0	(129)	0	(129)	0
Balance at September 30, 2013	$290,209	$45	$1,017,816	$(755,878)	$(2,001)	$550,191	$(239)	$549,952	$90,408
Balance at December 31, 2013	$295,958	$0	$1,022,608	$(751,239)	$(1,208)	$566,119	$225	$566,344	$15,517
Net income (loss)	0	0	109,623	0	0	109,623	(4)	109,619	599
Other comprehensive loss, net of tax	0	0	0	0	(117)	(117)	0	(117)	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	11,092
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	54,690
Stock award activity	18,219	4	(13,192)	13,766	0	18,797	0	18,797	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	(78,685)	0	0	(78,685)	(44)	(78,729)	(3,103)
Purchase of treasury stock	0	0	0	(20,665)	0	(20,665)	0	(20,665)	0
Balance at September 30, 2014	$314,177	$4	$1,040,354	$(758,138)	$(1,325)	$595,072	$177	$595,249	$78,795
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$110,218	$124,179
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	8,915	6,717
Depreciation and other amortization	8,011	7,696
Share-based compensation expense	16,620	15,622
Gain on disposal of assets	(6,754)	(10,399)
Provision for deferred income taxes	14,850	15,885
Fair-value adjustments for contingent liabilities	(1,196)	(47)
Impairment of assets	0	3,100
Consolidation/deconsolidation of investment companies	(21,484)	3,782
Net purchases of trading securities	(1,410)	(13,967)
Deferred sales commissions paid	(12,577)	(9,353)
Contingent deferred sales charges received	1,306	1,408
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	1,152	(2,606)
Decrease in prepaid expenses and other assets	4,592	1,029
Decrease in accounts payable and accrued expenses	(13,919)	(21,436)
Increase in other liabilities	3,366	597
Net cash provided by operating activities	111,690	122,207
Investing Activities
Purchases of securities available for sale	(82,948)	(87,615)
Cash paid for business acquisitions	(9,697)	(3,365)
Proceeds from redemptions of securities available for sale	87,117	88,369
Cash paid for property and equipment	(4,251)	(8,779)
Net cash used by investing activities	(9,779)	(11,390)
Financing Activities
Dividends paid	(78,691)	(76,366)
Purchases of treasury stock	(19,198)	(6,897)
Distributions to noncontrolling interest in subsidiaries	(3,147)	(6,908)
Contributions from noncontrolling interest in subsidiaries	11,092	21,236
Proceeds from shareholders for share-based compensation	577	45
Excess tax benefits from share-based compensation	1,712	1,111
Payments on debt	(27,625)	(31,875)
Other financing activities	(609)	(486)
Net cash used by financing activities	(115,889)	(100,140)
Net (decrease) increase in cash and cash equivalents	(13,978)	10,677
Cash and cash equivalents, beginning of period	104,443	67,585
Cash and cash equivalents, end of period	$90,465	$78,262
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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain items previously reported have been reclassified to conform to the current period’s presentation, including, but not limited to, the combination of certain line items on the Consolidated Statements of Income and the combination/expansion of certain line items on the Consolidated Statements of Cash Flows.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3) Recent Accounting Pronouncements

Effective January 1, 2014, Federated adopted the Financial Accounting Standards Board (FASB) accounting standards update (ASU) 2013-08, Financial Services-Investment Companies (Topic 946) amending the criteria for an entity to qualify as an investment company under GAAP. Any entity regulated under the Investment Company Act of 1940 (1940 Act) is automatically an investment company under the new definition. The update also amends certain disclosure requirements and measurement criteria. The adoption of the update did not have a material impact on Federated's Consolidated Financial Statements.

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

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013
Money market assets	32%	40%
Equity assets	44%	36%
Fixed-income assets	23%	23%

The decline in the relative proportion of Federated's revenue attributable to money market assets for the first nine months of 2014 as compared to the same period in 2013 was primarily the result of lower average money market assets and increases in

Notes to the Consolidated Financial Statements (continued)
(unaudited)

fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets, including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

Current Regulatory Environment
Domestic
On July 23, 2014, the Securities and Exchange Commission (SEC) adopted final rules on money market fund reform (2014 Rules), which among other regulations, amends Rule 2a-7 under the 1940 Act. The 2014 Rules impose reforms that will require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the 1940 Act to utilize market-based valuations to calculate a floating net asset value (NAV) rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Using so-called market-based valuations and calculating the NAV to four decimal places, as the amendments to Rule 2a-7 require, will cause the NAV of such funds to float. A government money market fund, which includes any money market fund that invests 99.5% or more of its total assets in cash, government securities and/or repurchase agreements that are collateralized solely by government securities or cash, or a retail money market fund, which includes any money market fund that has policies and procedures reasonably designed to limit all beneficial owners of the money market fund to natural persons, will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating its NAV. In times in which a money market fund is below certain liquidity thresholds, the 2014 Rules also will permit a money market fund, or, in certain circumstances, require a money market fund (other than a government money market fund), to impose liquidity fees of up to two percent on all redemptions, and permit a money market fund to limit (or gate) redemptions for up to 10 business days in any 90-day period. The 2014 Rules also will impose certain current event disclosure requirements on a new Form N-CR and certain other enhanced disclosure and reporting (including on Form N-MFP and Form PF), diversification, and stress-testing requirements on a money market fund. The 2014 Rules became effective on October 14, 2014. The mandatory compliance dates for the 2014 Rules are: (1) October 14, 2016 for the floating NAV requirements, liquidity fees and gates requirements and related disclosure requirements; (2) July 14, 2015 for the current event disclosure requirements on new Form N-CR and related website disclosure requirements; and (3) April 14, 2016 for other requirements not related to the floating NAV, fees, gates or disclosure requirements.
Along with the 2014 Rules, the SEC also issued on July 23, 2014, a Notice of Proposed Rule 10b-10 Exemptive Relief, in which the SEC solicited comment on a proposal to exempt broker-dealers from the immediate confirmation delivery requirements under the Securities Exchange Act of 1934 (Exchange Act) for transactions effected in shares of floating NAV institutional prime money market funds and institutional municipal (or tax-exempt) money market funds. The SEC also issued separate proposals re-proposing amendments to Rule 2a-7 and Form N-MFP to remove any references to or requirement of reliance on credit ratings and to establish alternative standards of creditworthiness in place of credit ratings and proposing amendments to Rule 2a-7 to eliminate an exclusion from the issuer diversification provisions for securities with certain guarantees.
In response to the SEC’s adoption of the 2014 Rules, the U.S. Treasury Department (Treasury Department) and the Internal Revenue Service (IRS) also issued on July 23, 2014 proposed rules, which money market fund shareholders may immediately rely upon, aimed at relieving tax burdens for shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV. The IRS also issued final guidance in the form of Revenue Procedure 2014-45 addressing applicable wash sale rules and describing the circumstances in which the IRS will not treat a redemption of shares in a money market fund as creating a wash sale.
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is dedicating internal and external resources to analyze the potential impact of the 2014 Rules, and related Treasury Department and IRS guidance, on Federated’s business, results of operations, financial condition and/or cash flows. These efforts include consideration of Federated’s legislative, regulatory, legal, product structure and development, information system development,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

reporting capability, business and other options that may be available to seek to minimize the potential impact of any adverse consequences. Among product structure and development options, Federated is researching the feasibility of private funds that mirror existing Federated money market funds as investment options for qualified investors, and is exploring developing certain short-term funds that invest in eligible securities maturing in 60 days or less. Given the recent adoption of the SEC’s 2014 Rules, the extended compliance dates under the 2014 Rules, and the recent issuance of Treasury Department and IRS guidance on certain related tax matters, Federated is unable at this time to assess the degree of the impact the SEC's 2014 Rules may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options ultimately may be pursued or be successful.
On July 31, 2014, the Financial Stability Oversight Council (FSOC) indicated that it intends to monitor the effectiveness of the 2014 Rules. FSOC may recommend new or heightened regulation for "nonbank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which the Board of Governors of the Federal Reserve System (the Governors) has indicated can include open-end investment companies, such as mutual funds (including money market funds). Management respectfully disagrees with the Governors' position. Management also believes that statements by Congress in a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, and in a House of Representatives’ Appropriations Committee conference report accompanying the Financial Services and General Government Appropriations Bill, 2015, reflect Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
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
International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On March 10, 2014, the European Parliament's economic and monetary affairs committee postponed a vote on the proposal until the next European Parliament, which will convene after parliamentary elections. Any proposal must be approved by the European Parliament and European Council and any final regulation could vary materially from that of any proposal. Management does not anticipate agreement on a final regulation until the first or second quarter of 2015.
A proposal to implement a European Financial Transactions Tax (FTT) continues to be developed. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. On May 6, 2014, a Declaration was signed by 10 of the 11 original participating European countries confirming their support for the FTT, clarifying that the FTT would be introduced on a step-by-step basis, and indicating that the initial phase of the FTT should be implemented by no later than January 1, 2016. Discussions regarding the adoption of the FTT between participating European countries have continued after the May 6, 2014 Declaration, focusing on, among other topics, the types of products that will be subject to the FTT, the volume of transactions covered and the potential revenue generated versus costs to the industry. Management does not expect the FTT to be effective until 2015 or early 2016.
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
On January 8, 2014, the Financial Stability Board (FSB) published for comment as a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (Consultation). The Consultation sets forth proposed methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, "market intermediaries" which the Consultation appears to define as including investment advisers, brokers and certain other intermediaries, and "investment funds," which the Consultation appears to define as including individual money market funds other open-end or closed-end mutual funds, and hedge funds and other private funds, or families of such funds following similar investment strategies. Management generally agrees with the Consultation’s

Notes to the Consolidated Financial Statements (continued)
(unaudited)

approach of developing specific, measurable, published criteria for designating systemically important non-bank, non-insurance company financial institutions, but does not believe that money market funds should be so designated under the Consultation. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.
Historically Low Short-Term Interest Rates
For several years, the Federal Open Market Committee of the Federal Reserve Board (FOMC) has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

These voluntary fee waivers are calculated as a percentage of assets under management (AUM or managed assets) in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenue	$(101.7)	$(105.1)	$(310.7)	$(284.4)
Less: Reduction in Distribution expense	68.7	72.1	213.2	203.8
Operating income	(33.0)	(33.0)	(97.5)	(80.6)
Less: Reduction in Noncontrolling interests	2.8	2.7	8.0	4.8
Pre-tax impact	$(30.2)	$(30.3)	$(89.5)	$(75.8)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds was flat for the three-month period ended September 30, 2014 as compared to the same period in 2013 and increased for the nine-month period ended September 30, 2014 as compared to the same period in 2013 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the FOMC in a September 17, 2014 press release, "a highly accommodative stance of monetary policy remains appropriate," Federated is unable to predict when the FOMC will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the fourth quarter 2014 may result in a negative pre-tax impact on income of approximately $30 million. See Management's Discussion and Analysis

Notes to the Consolidated Financial Statements (continued)
(unaudited)

for additional information on management's expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for the three- and nine-month periods ended September 30, 2014 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund (11% for both the three- and nine-month periods ended September 30, 2014). A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to September 30, 2014 and December 31, 2013.

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

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$1.9	$1.1
Investments—consolidated investment companies	114.7	53.5
Receivables	0.2	0.9
Less: Liabilities	2.5	1.6
Less: Redeemable noncontrolling interest in subsidiaries	78.8	15.5
Federated's net interest in consolidated investment companies	$35.5	$38.4

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated's net interest in the consolidated investment companies of $35.5 million and $38.4 million at September 30, 2014 and December 31, 2013, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short and operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

During the quarter ended September 30, 2014, Federated consolidated a sponsored money market fund for which it was deemed to be the primary beneficiary following a September 30, 2014 vote by the fund shareholders' approving the merger of the fund into another sponsored money market fund and Federated absorbing the majority of the remaining net operating expenses of the fund through the merger date (estimated at $35 thousand) in early October 2014. Accordingly, Federated consolidated $90.5 million in Investments—consolidated investment companies (of which $14.7 million represented Federated's investment previously recorded as Cash and cash equivalents) and $75.7 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of consolidation.

This consolidated investment company is party to enforceable master netting arrangements for repurchase agreements entered into as part of the consolidated investment company's strategy. These repurchase agreements, totaling $90.5 million, are shown gross in Investments—consolidated investment companies on the Consolidated Balance Sheets. There were no financial instruments subject to netting agreements for which Federated is currently netting. Prior year information is not applicable, as the investment company was not consolidated at that time.

In addition, during the quarter ended September 30, 2014, Federated deconsolidated an investment company. The decision to deconsolidate was based on a determination that Federated was no longer the primary beneficiary of the investment company as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $30.6 million in Investments—consolidated investment companies, $6.8 million in Cash and cash equivalents and $21.0 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of deconsolidation.

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest in these entities is not deemed to absorb the majority of the entity’s expected losses or receive the majority of the entity's expected residual returns. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

At September 30, 2014 and December 31, 2013, Federated’s investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $225.0 million and $220.5 million, respectively. AUM for these unconsolidated investment companies totaled $261.1 billion and $280.3 billion at September 30, 2014 and December 31, 2013, respectively. Accounts receivable from sponsored investment companies for advisory and other services totaled $12.3 million and $13.5 million at September 30, 2014 and December 31, 2013, respectively.

In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(6) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 included available-for-sale and trading securities. At September 30, 2014 and December 31, 2013, Federated held investments totaling $142.2 million and

Notes to the Consolidated Financial Statements (continued)
(unaudited)

$129.4 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	September 30, 2014				December 31, 2013
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$25,758	$557	$(238)	$26,077	$24,737	$2,423	$0	$27,160
Fixed-income mutual funds	117,291	110	(1,321)	116,080	102,072	786	(605)	102,253
Total fluctuating-value mutual funds	$143,049	$667	$(1,559)	$142,157	$126,809	$3,209	$(605)	$129,413

The increase in available-for-sale securities at September 30, 2014 as compared to December 31, 2013, was primarily due to a $16.4 million increase from the deconsolidation of an investment company during the quarter ended September 30, 2014 which resulted in the reclassification of Federated's investment from trading securities to available-for-sale securities (see Note (5)(a) for additional information). This was partially offset by net redemptions of equity and fixed-income mutual funds during the same period.

Federated’s trading securities totaled $119.7 million and $58.3 million at September 30, 2014 and December 31, 2013, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies. The increase in trading securities at September 30, 2014 compared to December 31, 2013, primarily relates to the consolidation of a new investment company at September 30, 2014, partially offset by the aforementioned deconsolidation (see Note (5)(a)). All investments held by these investment companies, which primarily represented sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. Investments—other on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 represented other trading investments held in separate accounts for which Federated is the beneficiary.

Federated’s trading securities as of September 30, 2014 were primarily composed of domestic debt securities ($98.7 million) and stocks of large international and U.S. companies ($15.5 million). Federated's trading securities as of December 31, 2013 were primarily composed of domestic and foreign debt securities ($36.5 million) and stocks of large U.S. and international companies ($17.0 million).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Unrealized (loss) gain
Trading securities	$(1,115)	$748	$(2,634)	$516
Derivatives[1]	(217)	29	(290)	(128)
Realized gains[2]
Available-for-sale securities[3]	1,325	4,759	4,330	10,917
Trading securities	348	457	4,046	1,075
Derivatives[1]	14	275	176	874
Realized losses[2]
Available-for-sale securities[3]	(91)	(381)	(91)	(1,320)
Trading securities	(610)	(267)	(1,353)	(754)
Derivatives[1]	(93)	(28)	(201)	(344)
(Loss) gain on securities, net[4]	$(439)	$5,592	$3,983	$10,836

[1]	Amounts related to economic derivatives held by certain consolidated investment companies.

[2]	Realized gains and losses are computed on a specific-identification basis.

[3]
Amounts related to redemptions of available-for-sale securities resulting in proceeds of $45.4 million and $87.1 million for the three and nine months ended September 30, 2014, respectively, and $32.6 million and $88.4 million for the three and nine months ended September 30, 2013, respectively.

[4]
Amounts related to consolidated investment companies totaled ($1.5) million and ($0.4) million for the three and nine months ended September 30, 2014, respectively, and $1.0 million for both the three and nine months ended September 30, 2013, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$90,465	$0	$0	$90,465	$104,443	$0	$0	$104,443
Available-for-sale equity securities	118,510	23,647	0	142,157	81,550	47,863	0	129,413
Trading securities—equity	11,369	9,619	0	20,988	11,925	9,906	0	21,831
Trading securities—debt	0	98,665	0	98,665	0	36,491	0	36,491
Foreign currency forward contracts	0	11	0	11	0	159	0	159
Total financial assets	$220,344	$131,942	$0	$352,286	$197,918	$94,419	$0	$292,337
Financial Liabilities
Interest rate swap	$0	$1,180	$0	$1,180	$0	$5,061	$0	$5,061
Acquisition-related future consideration liabilities	0	0	5,293	5,293	0	0	6,489	6,489
Other[1]	1,917	219	0	2,136	1,118	2	0	1,120
Total financial liabilities	$1,917	$1,399	$5,293	$8,609	$1,118	$5,063	$6,489	$12,670

[1]
Amounts include investments sold short within one of the consolidated investment companies and foreign currency forward contracts recorded within Other current liabilities on the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2014 or December 31, 2013.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $81.9 million and $94.4 million at September 30, 2014 and December 31, 2013, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Trading securities—equity
Trading securities - equity primarily include the equity securities held by consolidated investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is classified as Level 1 when their fair value is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services, and therefore classified as Level 2, when a country's exchange is closed, such as for a holiday, or when there has been a significant trend in the U.S. equity markets or in index futures trading between the time the foreign market closes and the pricing time of the consolidated investment company. The determination to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

use the third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2013 and September 30, 2014, there were $0.2 million of investments transferred from Level 1 to Level 2. For the period between December 31, 2012 and September 30, 2013, there were no investments transferred between Level 1 and Level 2. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair values as of the beginning of the period in which the transfers occur.

Trading securities—debt
Trading securities - debt primarily represented high-quality short-term debt securities held by a consolidated sponsored money market fund ($90.5 million). The remaining debt trading securities held at September 30, 2014 and the balance at December 31, 2013 primarily represented fixed-income securities held by consolidated sponsored investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets). The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Other current liabilities or Receivables, net on the Consolidated Balance Sheets, representing contracts held by certain consolidated sponsored investment companies as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (Level 2).
Interest rate swap
The fair value of Federated's interest rate swap is included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets (Level 2), including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for more information.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12)(a) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently remeasured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2014, acquisition-related future consideration liabilities were recorded in Other current liabilities ($2.9 million) and Other long-term liabilities ($2.4 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with data inputs unobservable in active markets (Level 3). As of September 30, 2014, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from (14)% - 6% per year (weighted average of 1%); (2) an estimate ranging from 0.02% - 0.03% per year of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions (weighted average of 0.02%); and (3) an estimated discount rate ranging from 16% - 18% based on the current estimated market rate of return (weighted average of 16%). Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional expense recorded in Operating Expenses - Other in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease, resulting in a reduction to expense, if the inverse occurs for any of these inputs, assuming no other changes.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for Federated’s liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$5,910	$11,712	$6,489	$11,759
New acquisition/adjustment[1]	0	330	0	330
Changes in fair value[2]	(617)	0	(1,196)	(47)
Ending balance	$5,293	$12,042	$5,293	$12,042

[1]
Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with a new acquisition or the revision thereof upon finalization of the valuation process related to initial purchase accounting.

[2]	For all periods presented, the amounts were included as Operating Expenses - Other on the Consolidated Statements of Income.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2014.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

	Weighted-Average Interest Rates
(dollars in thousands)	2014[1]	2013[2]	September 30, 2014	December 31, 2013
Term Loan	3.005%	3.646%	$248,625	$276,250
Less: Short-term debt			25,500	77,917
Long-term debt			$223,125	$198,333

[1]
As of September 30, 2014. The weighted-average interest rate is calculated based on a fixed-rate interest swap and a variable rate for the remaining amount of the Term Loan not covered by the interest rate swap. See below for additional information regarding the interest rate.

[2]	As of December 31, 2013.

On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011 and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The term loan facility bears interest based on the London Interbank Offering Rate (LIBOR) plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of September 30, 2014, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the term loan facility, requires quarterly principal payments of $6.4 million per quarter from July 1, 2014 through July 1, 2018 and $36.7 million per quarter from October 1, 2018 through April 1, 2019, with a final payment at maturity of $36.7 million.

The interest rate swap (the Swap) that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with Federated's original term loan facility remains in effect. Under the Swap, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.521% for the amount of the term loan covered by the Swap. As of September 30, 2014, the Swap covered $191.3 million of the term loan and will be reduced by $63.8 million per quarter, through the expiration of the Swap on April 1, 2015. The remaining amount of the term loan not covered by the Swap will bear interest at a spread, as previously noted, over LIBOR.

The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at September 30, 2014 was a liability of $1.2 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount of this loss in fair value, net of tax, was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets at September 30, 2014. During the next six months, management expects to charge the entire $1.2 million loss to Debt expense on the Consolidated Statements of Income. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to September 30, 2014. During the three- and nine-month periods ended September 30, 2014, $1.1 million and $4.0 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated's fixed interest rate associated with the Swap. During the three- and nine-month periods ended September 30, 2013, $1.6 million and $4.9 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the nine months ended September 30, 2014 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2014, Federated awarded 591,931 shares of restricted Federated Class B common stock, the majority of which were awarded in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 989,050 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2013. Of this amount, 474,050 shares of restricted Federated Class B common stock were awarded in connection with the

Notes to the Consolidated Financial Statements (continued)
(unaudited)

aforementioned bonus program in 2013. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the nine months ended September 30, 2014, there were 3,000 stock options exercised and no options issued. During the year ended December 31, 2013, there were no stock options issued or exercised.

(c) Non-Management Director Stock Award

There were 5,100 shares of Federated Class B common stock awarded to non-management directors during each of the second quarters of 2014 and 2013. There were no additional awards to non-management directors during 2014 or 2013.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back up to 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of September 30, 2014. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased shares are held in treasury for employee share-based compensation plans, future acquisitions and other corporate activities. During the first nine months of 2014, Federated repurchased 0.7 million shares of Class B common stock for $20.7 million, the majority of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At September 30, 2014, 0.6 million shares remained available to be purchased under the current buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$37,560	$37,704	$109,623	$121,106
Less: Total income available to participating unvested restricted shareholders[1]	(1,467)	(1,426)	(4,334)	(4,619)
Total net income attributable to Federated Common Stock[2]	$36,093	$36,278	$105,289	$116,487
Denominator
Basic weighted-average common shares outstanding	100,729	100,677	100,748	100,637
Dilutive potential shares from stock options	2	1	1	1
Diluted weighted-average common shares outstanding	100,731	100,678	100,749	100,638
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.36	$0.36	$1.05	$1.16

[1]	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

[2]	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

For both the three- and nine- month periods ended September 30, 2014, 27 thousand awarded stock options were not included in the computation of diluted earnings per share. For the three- and nine- month periods ended September 30, 2013, 38 thousand and 45 thousand stock options, respectively, were not included in the computation of diluted earnings per share. In all cases, these options were antidilutive because the exercise price was greater than the average market price of Federated Class B common stock for each respective period. In the event the options become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in a proportional amount of dilution.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first three contingent purchase price payments of $3.8 million, $4.2 million and $5.0 million, were paid in the fourth quarters of 2013, 2012 and 2011, respectively. At September 30, 2014, management estimated remaining contingent payments could total $4 million over the two years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of September 30, 2014, a liability of $3.8 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($2.1 million) and Other long-term liabilities ($1.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specialized in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years, and as such, no related payments were made. The final three payments of $9.2 million (recorded in Other current liabilities as of December 31, 2013), $3.4 million and $5.9 million were paid in the first quarters of 2014, 2013 and 2012, respectively.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of September 30, 2014, liabilities totaling $1.5 million, representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($0.7 million) (see Note (7)(a) for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments through 2018. As of September 30, 2014, Federated may be required to pay up to $29 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at September 30, 2014 remain constant throughout the year, the Fund Bonus payment in 2015 may approximate $2 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

(b) Guarantees and Indemnifications

On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. Management believes that if Federated were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial position, results of operations or cash flows.

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

Federated believes CCM’s claims are meritless, intends to vigorously defend this lawsuit and has filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM’s claims are implausible, contrary to the express terms of the APA and contrary to settled law. Federated believes that at all times it acted in good faith and complied with its contractual obligations contained in the APA. The Court has not yet ruled on Federated’s Motion to Dismiss. As of September 30, 2014, Federated believes a material loss related to this lawsuit is remote and, as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM’s claims, no loss is estimable.

Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. Federated cannot assess or predict whether, when or what types of claims may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending legal proceedings, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated also may be initially unable to accurately assess a claim's impact. Given that the outcome of litigation is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated’s business, results of operations, financial condition and/or cash flows. As of September 30, 2014, Federated does not believe that there are any pending legal proceedings asserted against Federated in the ordinary course of business that are material to Federated or its consolidated financial statements and, as such, does not believe that a material loss related to these claims is reasonably possible.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Accumulated Other Comprehensive (Loss) Income Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated Investors, Inc. shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Foreign Currency Translation Gain	Total
Balance at December 31, 2012	$(7,071)	$3,644	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(290)	6,308	(165)	5,853
Tax impact	105	(2,616)	57	(2,454)
Reclassification adjustments, before tax	4,949	(9,597)	0	(4,648)
Tax impact	(1,796)	3,981	0	2,185
Net current-period other comprehensive income (loss)	2,968	(1,924)	(108)	936
Balance at September 30, 2013	$(4,103)	$1,720	$382	$(2,001)

Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive (loss) income before reclassifications and tax	(134)	744	(568)	42
Tax impact	49	(278)	200	(29)
Reclassification adjustments, before tax	4,015	(4,240)	0	(225)
Tax impact	(1,491)	1,586	0	95
Net current-period other comprehensive income (loss)	2,439	(2,188)	(368)	(117)
Balance at September 30, 2014	$(746)	$(602)	$23	$(1,325)

[1]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in (Loss) gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On October 23, 2014, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 7, 2014 to be paid on November 14, 2014.

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

General

Federated Investors, Inc. (together with its consolidated subsidiaries, Federated) is one of the largest investment managers in the United States with $352.3 billion in managed assets as of September 30, 2014. The majority of Federated’s revenue is derived from advising Federated-sponsored funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.

Federated’s investment products are distributed in four markets. These markets and the relative percentage of managed assets at September 30, 2014 attributable to such markets are as follows: wealth management and trust (42%), broker dealer/retail (35%), institutional (18%) and international (5%).
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

Business Developments

Money Market Fund Matters
For the nine-month period ended September 30, 2014, approximately 32% of Federated’s total revenue was attributable to money market assets as compared to 40% for the same period in 2013. The decline in the relative proportion of Federated's revenue attributable to money market assets for the first nine months of 2014 as compared to the same period in 2013 was primarily the result of lower average money market assets and increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s money market business or a significant reduction in money market assets due to regulatory changes, changes in the financial markets, including significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

(a) Current Regulatory Environment
Domestic
On July 23, 2014, the Securities and Exchange Commission (SEC) adopted final rules on money market fund reform (2014 Rules), which among other regulations, amends Rule 2a-7 under the the Investment Company Act of 1940 (1940 Act). The 2014 Rules impose reforms that will require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the 1940 Act to utilize market-based valuations to calculate a floating net asset value (NAV) rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Using so-called market-based valuations and calculating the NAV to four decimal places, as the amendments to Rule 2a-7 require, will cause the NAV of such funds to float. A government money market fund, which includes any money market fund that invests 99.5% or more of its total assets in cash, government securities and/or repurchase agreements that are collateralized solely by government securities or cash, or a retail money market fund, which includes any money market fund that has policies and procedures reasonably designed to limit all beneficial owners of the money market fund to natural persons, will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating its NAV. In times in which a money market fund is below certain liquidity thresholds, the 2014 Rules also will permit a money market fund, or, in certain circumstances, require a money market fund (other than a government money market fund), to impose liquidity fees of up to two percent on all redemptions, and permit a money market fund to limit (or gate) redemptions for up to 10 business days in any 90-day period. The 2014 Rules also will impose certain current event disclosure requirements on a new Form N-CR and certain other enhanced disclosure and reporting (including on Form N-MFP and Form PF), diversification, and stress-testing requirements on a money market fund. The 2014 Rules became effective on October 14, 2014. The mandatory compliance dates for the 2014 Rules are: (1) October 14, 2016 for the floating NAV requirements, liquidity fees and gates requirements and related disclosure requirements; (2) July 14, 2015 for the current event disclosure requirements on new Form N-CR and related website disclosure requirements; and (3) April 14, 2016 for other requirements not related to the floating NAV, fees, gates or disclosure requirements.
Along with the 2014 Rules, the SEC also issued on July 23, 2014, a Notice of Proposed Rule 10b-10 Exemptive Relief, in which the SEC solicited comment on a proposal to exempt broker-dealers from the immediate confirmation delivery requirements under the Securities Exchange Act of 1934 (Exchange Act) for transactions effected in shares of floating NAV institutional prime money market funds and institutional municipal (or tax-exempt) money market funds. The SEC also issued separate proposals re-proposing amendments to Rule 2a-7 and Form N-MFP to remove any references to or requirement of reliance on credit ratings and to establish alternative standards of creditworthiness in place of credit ratings and proposing amendments to Rule 2a-7 to eliminate an exclusion from the issuer diversification provisions for securities with certain guarantees.
In response to the SEC’s adoption of the 2014 Rules, the U.S. Treasury Department (Treasury Department) and the Internal Revenue Service (IRS) also issued on July 23, 2014 proposed rules, which money market fund shareholders may immediately rely upon, aimed at relieving tax burdens for shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV. The IRS also issued final guidance in the form of Revenue Procedure 2014-45 addressing

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

applicable wash sale rules and describing the circumstances in which the IRS will not treat a redemption of shares in a money market fund as creating a wash sale.
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is dedicating internal and external resources to analyze the potential impact of the 2014 Rules, and related Treasury Department and IRS guidance, on Federated’s business, results of operations, financial condition and/or cash flows. These efforts include consideration of Federated’s legislative, regulatory, legal, product structure and development, information system development, reporting capability, business and other options that may be available to seek to minimize the potential impact of any adverse consequences. Among product structure and development options, Federated is researching the feasibility of private funds that mirror existing Federated money market funds as investment options for qualified investors, and is exploring developing certain short-term funds that invest in eligible securities maturing in 60 days or less. Given the recent adoption of the SEC’s 2014 Rules, the extended compliance dates under the 2014 Rules, and the recent issuance of Treasury Department and IRS guidance on certain related tax matters, Federated is unable at this time to assess the degree of the impact the SEC's 2014 Rules may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options ultimately may be pursued or be successful.
On July 31, 2014, the Financial Stability Oversight Council (FSOC) indicated that it intends to monitor the effectiveness of the 2014 Rules. FSOC may recommend new or heightened regulation for "nonbank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which the Board of Governors of the Federal Reserve System (the Governors) has indicated can include open-end investment companies, such as mutual funds (including money market funds). Management respectfully disagrees with the Governors' position. Management also believes that statements by Congress in a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, and in a House of Representatives’ Appropriations Committee conference report accompanying the Financial Services and General Government Appropriations Bill, 2015, reflect Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
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
International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On March 10, 2014, the European Parliament's economic and monetary affairs committee postponed a vote on the proposal until the next European Parliament, which will convene after parliamentary elections. Any proposal must be approved by the European Parliament and European Council and any final regulation could vary materially from that of any proposal. Management does not anticipate agreement on a final regulation until the first or second quarter of 2015.
A proposal to implement a European Financial Transactions Tax (FTT) continues to be developed. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. On May 6, 2014, a Declaration was signed by 10 of the 11 original participating European countries confirming their support for the FTT, clarifying that the FTT would be introduced on a step-by-step basis, and indicating that the initial phase of the FTT should be implemented by no later than January 1, 2016. Discussions regarding the adoption of the FTT between participating European countries have continued after the May 6, 2014 Declaration, focusing on, among other topics, the types of products that will be subject to the FTT, the volume of transactions covered and the potential revenue generated versus costs to the industry. Management does not expect the FTT to be effective until 2015 or early 2016.
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
On January 8, 2014, the Financial Stability Board (FSB) published for comment as a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (Consultation). The Consultation sets forth proposed methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, "market intermediaries" which the Consultation appears to define as including investment advisers, brokers and certain other intermediaries, and "investment funds," which the Consultation appears to define as including individual money market funds other open-end or closed-end mutual funds, and hedge funds and other private funds, or families of such funds following similar investment strategies. Management generally agrees with the Consultation’s approach of developing specific, measurable, published criteria for designating systemically important non-bank, non-insurance company financial institutions, but does not believe that money market funds should be so designated under the Consultation. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.

(b) Historically Low Short-Term Interest Rates
For several years, the Federal Open Market Committee of the Federal Reserve Board (FOMC) has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.
These voluntary fee waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of fee waivers necessary in order for certain funds to maintain positive or zero net yields. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.
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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
(in millions)
Investment advisory fees	$(69.3)	$(69.6)	$(73.1)	$(70.9)	$(70.7)
Other service fees	(32.4)	(32.7)	(33.6)	(33.7)	(34.4)
Total Revenue	(101.7)	(102.3)	(106.7)	(104.6)	(105.1)
Less: Reduction in Distribution expense	68.7	70.2	74.3	73.3	72.1
Operating income	(33.0)	(32.1)	(32.4)	(31.3)	(33.0)
Less: Reduction in Noncontrolling interests	2.8	2.5	2.7	2.0	2.7
Pre-tax impact	$(30.2)	$(29.6)	$(29.7)	$(29.3)	$(30.3)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds was flat for the three-month period ended September 30, 2014 as compared to the same period in 2013 and increased for the nine-month period ended September 30, 2014 as compared to the same period in 2013 primarily as a result of lower yields on instruments held by the money market funds.

Based on recent commentary from the FOMC in a September 17, 2014 press release, "a highly accommodative stance of monetary policy remains appropriate," Federated is unable to predict when the FOMC will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the fourth quarter 2014 may result in a negative pre-tax impact on income of approximately $30 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 45% from the current levels and an increase of 25 basis points would reduce the impact by approximately 70% from the current levels. The actual amount of future fee waivers and the resulting negative impact of these waivers are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by third parties.

Second Amended and Restated Credit Agreement

On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011 and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The term loan facility bears interest based on the London Interbank Offering Rate (LIBOR) plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility. As of September 30, 2014, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the term loan facility, requires quarterly principal payments of $6.4 million per quarter from July 1, 2014 through July 1, 2018 and $36.7 million per quarter from October 1, 2018 through April 1, 2019, with a final payment at maturity of $36.7 million.

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

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2014	2013
By Asset Class
Money market	$245,536	$270,293	(9)%
Fixed-income	51,187	49,962	2
Equity	50,335	40,283	25
Liquidation portfolio[1]	5,197	6,177	(16)
Total managed assets	$352,255	$366,715	(4)%
By Product Type
Mutual Funds:
Money market	$215,237	$237,949	(10)%
Fixed-income	40,435	39,944	1
Equity	32,088	25,930	24
Total mutual fund assets	$287,760	$303,823	(5)
Separate Accounts:
Money market	$30,299	$32,344	(6)
Fixed-income	10,752	10,018	7
Equity	18,247	14,353	27
Total separate account assets	$59,298	$56,715	5
Liquidation Portfolio[1]	$5,197	$6,177	(16)
Total managed assets	$352,255	$366,715	(4)%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2014	2013		2014	2013
By Asset Class
Money market	$242,537	$267,881	(9)%	$256,782	$275,789	(7)%
Fixed-income	51,115	49,983	2	50,850	51,697	(2)
Equity	50,207	39,910	26	47,455	38,452	23
Liquidation portfolio[1]	5,307	6,434	(18)	5,555	6,828	(19)
Total average managed assets	$349,166	$364,208	(4)%	$360,642	$372,766	(3)%
By Product Type
Mutual Funds:
Money market	$211,571	$234,528	(10)%	$222,245	$240,990	(8)%
Fixed-income	40,275	39,987	1	40,131	41,609	(4)
Equity	32,060	25,761	24	30,243	24,964	21
Total average mutual fund assets	$283,906	$300,276	(5)	$292,619	$307,563	(5)
Separate Accounts:
Money market	$30,966	$33,353	(7)	$34,537	$34,799	(1)
Fixed-income	10,840	9,996	8	10,719	10,088	6
Equity	18,147	14,149	28	17,212	13,488	28
Total average separate account assets	$59,953	$57,498	4	$62,468	$58,375	7
Liquidation Portfolio[1]	$5,307	$6,434	(18)	$5,555	$6,828	(19)
Total average managed assets	$349,166	$364,208	(4)%	$360,642	$372,766	(3)%

[1]
Liquidation portfolio represents a portfolio of distressed bonds at cost. Federated has been retained by a third party to manage these assets through an orderly liquidation process that will generally occur over a multi-year period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Equity Funds
Beginning assets	$31,673	$25,030	$28,097	$23,152
Sales	2,632	1,856	7,490	5,526
Redemptions	(1,389)	(2,571)	(4,686)	(6,588)
Net sales (redemptions)	1,243	(715)	2,804	(1,062)
Net exchanges	8	77	49	167
Market gains and losses/reinvestments[1]	(836)	1,538	1,138	3,673
Ending assets	$32,088	$25,930	$32,088	$25,930

Equity Separate Accounts[2]
Beginning assets	$18,215	$13,675	$16,051	$11,858
Sales[3]	1,131	971	3,144	3,108
Redemptions[3]	(737)	(798)	(2,261)	(2,303)
Net sales[3]	394	173	883	805
Market gains and losses[4]	(362)	505	1,313	1,690
Ending assets	$18,247	$14,353	$18,247	$14,353

Total Equity Assets[2]
Beginning assets	$49,888	$38,705	$44,148	$35,010
Sales[3]	3,763	2,827	10,634	8,634
Redemptions[3]	(2,126)	(3,369)	(6,947)	(8,891)
Net sales (redemptions)[3]	1,637	(542)	3,687	(257)
Net exchanges	8	77	49	167
Market gains and losses/reinvestments[1]	(1,198)	2,043	2,451	5,363
Ending assets	$50,335	$40,283	$50,335	$40,283

Fixed-income Funds
Beginning assets	$40,357	$40,188	$39,606	$42,478
Sales	3,982	4,382	11,555	14,762
Redemptions	(3,744)	(4,789)	(11,709)	(16,675)
Net sales (redemptions)	238	(407)	(154)	(1,913)
Net exchanges	1	(98)	(69)	(220)
Acquisition-related	0	0	301	0
Market gains and losses/reinvestments[1]	(161)	261	751	(401)
Ending assets	$40,435	$39,944	$40,435	$39,944

Fixed-income Separate Accounts[2]
Beginning assets	$10,772	$9,817	$10,520	$10,233
Sales[3]	263	498	894	1,591
Redemptions[3]	(268)	(412)	(1,037)	(1,782)
Net (redemptions) sales[3]	(5)	86	(143)	(191)
Net exchanges	0	(10)	1	(3)
Market gains and losses[4]	(15)	125	374	(21)
Ending assets	$10,752	$10,018	$10,752	$10,018

Total Fixed-income Assets[2]
Beginning assets	$51,129	$50,005	$50,126	$52,711
Sales[3]	4,245	4,880	12,449	16,353
Redemptions[3]	(4,012)	(5,201)	(12,746)	(18,457)
Net sales (redemptions)[3]	233	(321)	(297)	(2,104)
Net exchanges	1	(108)	(68)	(223)
Acquisition-related	0	0	301	0
Market gains and losses/reinvestments[1]	(176)	386	1,125	(422)
Ending assets	$51,187	$49,962	$51,187	$49,962
1 Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.
2 Includes separately managed accounts, institutional accounts and sub-advised funds and other managed products.
3 For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.
4 Reflects the approximate changes in the fair value of the securities held by the portfolios.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Funds
Beginning assets	$72,030	$65,218	$67,703	$65,630
Sales	6,614	6,238	19,045	20,288
Redemptions	(5,133)	(7,360)	(16,395)	(23,263)
Net sales (redemptions)	1,481	(1,122)	2,650	(2,975)
Net exchanges	9	(21)	(20)	(53)
Acquisition-related	0	0	301	0
Market gains and losses/reinvestments[1]	(997)	1,799	1,889	3,272
Ending assets	$72,523	$65,874	$72,523	$65,874

Separate Accounts[2]
Beginning assets	$28,987	$23,492	$26,571	$22,091
Sales[3]	1,394	1,469	4,038	4,699
Redemptions[3]	(1,005)	(1,210)	(3,298)	(4,085)
Net sales[3]	389	259	740	614
Net exchanges	0	(10)	1	(3)
Market gains and losses[4]	(377)	630	1,687	1,669
Ending assets	$28,999	$24,371	$28,999	$24,371

Total Assets[2]
Beginning assets	$101,017	$88,710	$94,274	$87,721
Sales[3]	8,008	7,707	23,083	24,987
Redemptions[3]	(6,138)	(8,570)	(19,693)	(27,348)
Net sales (redemptions)[3]	1,870	(863)	3,390	(2,361)
Net exchanges	9	(31)	(19)	(56)
Acquisition-related	0	0	301	0
Market gains and losses/reinvestments[1]	(1,374)	2,429	3,576	4,941
Ending assets	$101,522	$90,245	$101,522	$90,245
1 Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.
2 Includes separately managed accounts, institutional accounts and sub-advised funds and other managed products.
3 For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.
4 Reflects the approximate changes in the fair value of the securities held by the portfolios.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
By Asset Class
Money market assets	71%	74%	32%	40%
Fixed-income assets	14%	14%	23%	23%
Equity assets	13%	10%	44%	36%
Liquidation portfolio	2%	2%	0%	0%
Other activities	--	--	1%	1%
By Product Type
Mutual Funds:
Money market assets	62%	65%	30%	38%
Fixed-income assets	11%	11%	21%	21%
Equity assets	8%	7%	36%	30%
Separate Accounts:
Money market assets	9%	9%	2%	2%
Fixed-income assets	3%	3%	2%	2%
Equity assets	5%	3%	8%	6%
Liquidation Portfolio	2%	2%	0%	0%
Other Activities	--	--	1%	1%

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

As of September 30, 2014, total managed assets decreased 4% from September 30, 2013 primarily as a result of decreases in money market assets, partially offset by an increase in equity assets. Average managed assets decreased 4% and 3% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Period-end money market assets decreased 9% at September 30, 2014 compared to September 30, 2013. Average money market assets decreased 9% and 7% for the three- and nine-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, following the industry trend resulting from the accommodative monetary policy environment. Short-term interest rates remained low in the first nine months of 2014 as the FOMC kept the near-zero federal funds rate unchanged in the continuous pursuit of a sustained economic recovery. In the bond market, Treasury yields moved measuredly, with the yield curve flattening as intermediate rates increased slightly while long-term rates dipped, resulting from the U.S. economy continuing to improve and spread-sector yields responding appropriately. Period-end fixed-income assets increased 2% at September 30, 2014 compared to September 30, 2013, primarily as a result of market appreciation, partially offset by net redemptions. Average fixed-income assets increased 2% for the three months ended September 30, 2014 and decreased 2% for the nine months ended September 30, 2014 as compared to the same periods in 2013. Period-end equity assets increased 25% at September 30, 2014 compared to September 30, 2013 primarily due to market appreciation, and to a lesser extent, net sales. Average equity assets increased 26% and 23% for the three- and nine-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. Despite greater equity-market volatility late in the third quarter 2014, both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, reached record highs in the middle of September. Average assets in the liquidation portfolio decreased 18% and 19% for the three- and nine-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 due to the anticipated gradual liquidation of the portfolio.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2014	2013	Change	Percent Change	2014	2013	Change	Percent Change
Revenue from managed assets	$214.5	$209.0	$5.5	3%	$634.5	$656.3	$(21.8)	(3)%
Revenue from sources other than managed assets	2.4	2.9	(0.5)	(17)	6.9	7.3	(0.4)	(5)
Total revenue	$216.9	$211.9	$5.0	2%	$641.4	$663.6	$(22.2)	(3)%

Revenue from managed assets increased $5.5 million for the three-month period ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in revenue of $17.9 million due to higher average equity assets partially offset by a decrease of $14.3 million due to lower average money market assets.

Revenue from managed assets decreased $21.8 million for the nine-month period ended September 30, 2014 as compared to the same period in 2013 primarily due to (1) a decrease of $31.7 million due to lower average money market assets, (2) an increase of $26.3 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and (3) a decrease of $8.3 million due to lower average fixed-income assets. These decreases in revenue were partially offset by an increase of $48.2 million due to higher average equity assets.

See Business Developments – Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For both of the nine-month periods ended September 30, 2014 and 2013, Federated’s ratio of revenue from managed assets to average managed assets was 0.24%. An increase in average managed assets invested in higher fee-paying equity products for the nine-month period ended September 30, 2014 as compared to the same period of 2013, was offset primarily by the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2014	2013	Change	Percent Change	2014	2013	Change	Percent Change
Compensation and related	$70.7	$65.6	$5.1	8%	$213.2	$200.4	$12.8	6%
Distribution	50.1	51.1	(1.0)	(2)	148.0	163.1	(15.1)	(9)
Professional service fees	7.9	9.7	(1.8)	(19)	24.5	27.8	(3.3)	(12)
All other	27.4	27.7	(0.3)	(1)	79.4	80.4	(1.0)	(1)
Total operating expenses	$156.1	$154.1	$2.0	1%	$465.1	$471.7	$(6.6)	(1)%

Total operating expenses for the three-month period ended September 30, 2014 increased $2.0 million compared to the same period in 2013. Compensation and related expense increased $5.1 million for the three-month period ended September 30, 2014 as compared to the same period in 2013, reflecting a $3.3 million increase in incentive compensation driven primarily by sales and investment management performance and a $0.7 million increase in base salary and wages primarily due to higher wages and changes in headcount. Distribution expense decreased $1.0 million for the three-month period ended September 30, 2014 as compared to the same period in 2013 primarily due to a decrease of $8.1 million related to a decrease in average money market assets, partially offset by an increase of $4.4 million related to an increase in average equity assets and an increase of $3.4 million resulting from lower distribution fee waivers by intermediaries associated with maintaining positive or zero net yields on certain money market funds.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total operating expenses for the nine-month period ended September 30, 2014 decreased $6.6 million compared to the same period in 2013. Distribution expense decreased $15.1 million in the first nine months of 2014 as compared to the same period in 2013 primarily due to a decrease of $13.2 million related to the decrease in average money market assets and a decrease of $9.4 million resulting from higher distribution fee waivers by intermediaries associated with maintaining positive or zero net yields on certain money market funds, partially offset by an increase of $10.0 million related to an increase in average equity assets. Compensation and related expense increased $12.8 million in the first nine months of 2014 as compared to the same period in 2013 reflecting a $4.7 million increase in incentive compensation driven primarily by sales and investment management performance and a $3.4 million increase in base salary and wages primarily due to increased headcount and higher wages. Professional service fees decreased $3.3 million for the first nine months of 2014 as compared to the same period in 2013 primarily due to a $1.5 million decrease in outsourced technology consultant fees and a decrease of $1.0 million related to the internalization of certain subadvisory services.

Nonoperating (Expenses) Income. Nonoperating (expense) income, net changed $2.2 million for the three-month period ended September 30, 2014 as compared to the same period in 2013. The change is primarily due to a decrease of $6.0 million in (Loss) gain on securities, net due primarily to the decrease in gains on the sale of available-for-sale investments ($3.1 million) and decreases in fair values of trading securities ($2.5 million) during the third quarter of 2014 compared to the same period in 2013, partially offset by a $3.1 million decrease in Other, net primarily due to the impairment of an equity-method investment in the third quarter of 2013.

Nonoperating (expense) income, net changed $1.9 million for the nine-month period ended September 30, 2014 as compared to the same period in 2013. The change is primarily due to a decrease of $6.8 million in (Loss) gain on securities, net due primarily to the decrease in net gains on the sale of available-for-sale investments ($5.4 million) in the nine-month period of 2014 compared to the same period in 2013, partially offset by a $3.2 million decrease in Other, net primarily due to the impairment of an equity-method investment in the third quarter of 2013.

Income Taxes. The income tax provision increased $1.3 million for the three-month period ended September 30, 2014 as compared to the same period in 2013 primarily due to a reduction to the capital loss deferred tax asset valuation allowance in 2013. The effective tax rate was 37.3% for the three-month period ended September 30, 2014 as compared to 35.7% for the same period in 2013. The change in the effective tax rate was primarily due to a decreased rate in the prior year related to a reduction to the capital loss deferred tax asset valuation allowance.

The income tax provision decreased $3.6 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to lower income before income taxes. The effective tax rate was 37.8% for the nine-month period ended September 30, 2014 as compared to 36.3% for the same period in 2013. The change in the effective tax rate was primarily due to a decreased rate in the prior year related to a reduction to the capital loss deferred tax asset valuation allowance.

Net Income attributable to Federated Investors, Inc. Net income decreased slightly for the three months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended September 30, 2014 was unchanged as compared to the same period of 2013, due to relatively flat net income.

Net income decreased $11.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the nine months ended September 30, 2014 decreased $0.11 as compared to the same period of 2013 primarily due to decreased net income.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2014, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $299.5 million as compared to $303.2 million at December 31, 2013. The change in liquid assets is summarized in the discussion below.

At September 30, 2014, Federated's liquid assets included investments in certain sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks, including in connection with recent events in Eastern Europe and Russia. Federated's experienced portfolio managers and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, for cash invested in certain money market funds (approximately $91 million, which includes Federated's investment in a consolidated sponsored money market fund (see Note (5)(a) to the Consolidated Financial Statements for additional information) which was recorded in Investments—consolidated investment companies on the Consolidated Balance Sheets), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and that meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $111.7 million for the nine months ended September 30, 2014 as compared to $122.2 million for the same period in 2013. The decrease of $10.5 million was primarily due to (1) the $21.8 million decrease in revenue from managed assets previously discussed and (2) a $25.3 million decrease in cash primarily related to Federated's investment in a money market fund, previously recorded as Cash and cash equivalents, recorded as Investments—consolidated investment companies upon consolidation ($14.7 million) and the deconsolidation of cash held by a previously consolidated investment company ($6.8 million) (see Note (5)(a) to the Consolidated Financial Statements for additional information). These decreases were partially offset by (1) a $12.6 million increase from net purchases of trading securities and (2) a $5.1 million reduction in cash paid for taxes for the nine months ended September 30, 2014 as compared to the same period in 2013 due primarily to a $5.0 million federal income tax extension payment paid in the first quarter 2013 while no payment was required in the first quarter 2014. The remaining difference is primarily related to cash paid to vendors for operating activities.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2014, cash used by investing activities was $9.8 million and primarily reflected $82.9 million in cash paid for purchases of available-for-sale securities and $9.7 million in cash paid for contingent payments related primarily to a prior year business acquisition, partially offset by the receipt of $87.1 million in proceeds from redemptions of available-for-sale securities.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2014, cash used by financing activities was $115.9 million. During the first nine months of 2014, Federated paid $78.7 million or $0.75 per share in dividends to holders of its common shares, repaid $27.6 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information) and paid $19.2 million to purchase treasury stock.

Borrowings. During the second quarter 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million term loan (Term Loan) and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the nine-month periods ended September 30, 2014 and 2013, Federated made principal payments of $27.6 million and $31.9 million, respectively, on the Term Loan. As of September 30, 2014, the entire $200 million revolving credit facility was available for borrowings. The Swap associated with Federated's original term loan facility remains in effect. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.521% for the amount of the Term Loan covered by the Swap until the Swap's expiration on April 1, 2015. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement has an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2014. An interest coverage ratio of at least 4 to 1 is required and as of September 30, 2014, the interest coverage ratio was 31 to 1. A leverage ratio of no more than 3 to 1 is required and as of September 30, 2014, the leverage ratio was 0.9 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, restructuring existing money market products and funding property, equipment and technology-related acquisitions. As a result of the highly regulated nature of the investment

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

management business, management anticipates that expenditures for compliance and investment management personnel, portfolio management and compliance systems and related professional and consulting fees may continue to increase.

On October 23, 2014, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 7, 2014 to be paid on November 14, 2014.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility included in the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next 12 months, management may choose to borrow up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $442 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the status of Federated’s goodwill as of September 30, 2014.

Accrued compensation and benefits at September 30, 2014 decreased $11.8 million from December 31, 2013 primarily due to the 2013 accrued annual incentive compensation being paid in the first quarter 2014 ($59.6 million), partially offset by certain 2014 incentive compensation accruals earned at September 30, 2014 ($50.2 million).

Other current liabilities at September 30, 2014 decreased $13.7 million from December 31, 2013 primarily due to a $9.2 million contingent purchase price payment relating to a prior year business acquisition (see Note (12) to the Consolidated Financial Statements for additional information) and payments of $3.4 million relating to the Swap (see Note (8) to the Consolidated Financial Statements for additional information).

Long-term deferred tax liability, net at September 30, 2014 increased $15.7 million from December 31, 2013 primarily due to tax amortization deductions in excess of book amortization related to intangible assets.

There were no indicators of goodwill impairment as of September 30, 2014 as Federated’s market capitalization exceeded the book value of equity by more than 400%.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. Details regarding these commitments are as follows:

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first three contingent purchase price payments of $3.8 million, $4.2 million and $5.0 million, were paid in the fourth quarters of 2013, 2012 and 2011, respectively. At September 30, 2014, management estimated remaining contingent payments could total $4 million over the two years that remain; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of September 30, 2014, a liability of $3.8 million representing the estimated fair value of future consideration payments was recorded in Other current liabilities ($2.1 million) and Other long-term liabilities ($1.7 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). This liability is remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

In 2008, Federated completed the acquisition of certain assets of Clover Capital Management, Inc., an investment manager that specialized in value investing (Clover Capital Acquisition). As part of the Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years, and as such, no related payments were made. The final three payments of $9.2 million (recorded in Other current liabilities as of December 31, 2013), $3.4 million and $5.9 million were paid in the first quarters of 2014, 2013 and 2012, respectively.

Pursuant to other acquisition agreements, Federated may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2017. As of September 30, 2014, liabilities totaling $1.5 million, representing the estimated fair value of future consideration payments were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($0.7 million) (see Note (7)(a) to the Consolidated Financial Statements for a discussion regarding the valuation methodology). The liabilities are remeasured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Pursuant to various significant employment arrangements, Federated may be required to make certain incentive compensation-related payments through 2018. As of September 30, 2014, Federated may be required to pay up to $29 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Assuming asset levels and other variable inputs at September 30, 2014 remain constant throughout the year, the Fund Bonus payment in 2015 may approximate $2 million. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

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

Federated believes CCM’s claims are meritless, intends to vigorously defend this lawsuit and has filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM’s claims are implausible, contrary to the express terms of the APA and contrary to settled law. Federated believes that at all times it acted in good faith and complied with its contractual obligations contained in the APA. The Court has not yet ruled on Federated’s Motion to Dismiss. As of September 30, 2014, Federated believes a material loss related to this lawsuit is remote and, as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM’s claims, no loss is estimable.

Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. Federated cannot assess or predict whether, when or what types of claims may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending legal proceedings, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated also may be initially unable to accurately assess a claim's impact. Given that the outcome of litigation is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated’s business, results of operations, financial condition and/or cash flows. As of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

September 30, 2014, Federated does not believe that there are any pending legal proceedings asserted against Federated in the ordinary course of business that are material to Federated or its consolidated financial statements and, as such, does not believe that a material loss related to these claims is reasonably possible.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated’s exposures to market risk during the nine months ended September 30, 2014 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2013.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2014.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12)(c) to the Consolidated Financial Statements contained in Part I of this report and is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July	4,750	$3.00	0	854,734
August	30,000	29.62	30,000	824,734
September	213,929	29.56	210,000	614,734
Total	248,679	$29.06	240,000	614,734

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of September 30, 2014.

2
In July and September 2014, 4,750 and 3,929 shares, respectively, of restricted stock with a weighted-average price of $3.00 and $1.30 per share, respectively, were repurchased in connection with employee separations.

Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Form of Restricted Stock Program Award Agreement (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	October 24, 2014	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 24, 2014	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer