Form 10-K
period 2014-12-31
FEDERATED INVESTORS INC /PA/
filed 2015-02-20
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $2.9 billion, based on the last reported sales price of $30.92 as reported by the New York Stock Exchange as of such date. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 17, 2015, was 9,000 and 104,795,024, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2015 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such statements include certain statements relating to: asset flows, levels and mix; business mix; levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent payments pursuant to acquisition agreements or employment arrangements; future cash needs and cash flows; legal proceedings; the timing and impact of increased laws and regulation, including potential, proposed and final rules by U.S. and foreign regulators and government entities; distribution channels and markets; the components and level of, and prospect for increased, distribution-related expenses; levels of investment, potential losses associated with investments and the timing of redemption of certain investments; the ability to raise additional capital; impact of consolidations; useful life of property and equipment, impairments and other charges for losses and expenses; tax liability and the realization or reversal of deferred tax assets; plans for international growth; management’s assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, market conditions, the level, degree, continuance, recovery and financial impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact and other consequences of potential, proposed and final rules and other regulation, borrowing, taxes, tax assets, tax rates, interest rates, earnings, cash flows, credit spreads, recovery rates, dilution, product and strategy demand, investor preferences, market availability and supply of, and interest in, certain investments, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, amortization expense, compensation expense, and other expenses, reallocation of resources, repayment and amortization schedules for indebtedness and interest rate swaps, loan balances, the impact and value of the interest rate swap, indebtedness and certain other investments, volatility, and liquidity; dilution and diluted earnings; future principal uses of cash; performance indicators; the impact of accounting policies and new accounting pronouncements; interest rate, credit, price, sovereign debt, currency, technology, cybersecurity, litigation, foreign exchange, concentration, market and other risks; guarantee and indemnification obligations; and certain items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with one or more intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the reallocation of such resources to other initiatives. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the investment management industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $362.9 billion in assets under management (AUM or managed assets) at December 31, 2014.
Federated operates in one operating segment, the investment management business. Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated’s principal source of revenue is investment advisory fee income earned by various domestic subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the AUM of the investment products.
Federated provided investment advisory services to 131 Federated-sponsored funds (the Federated Funds) as of December 31, 2014. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including retail investors, corporations and retirement plans. The Federated Funds are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, both of which are domiciled in Dublin, Ireland, and the Federated Cash Management Funds, which are domiciled in the United Kingdom. Most of Federated’s U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under applicable federal laws. Each of the U.S.-domiciled registered funds enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the 1940 Act. In general, material amendments to such advisory agreements must be approved by the funds’ shareholders. A significant portion of Federated’s revenue is derived from these advisory agreements, which are generally terminable upon 60 days notice to the investment adviser.
Of the 131 Federated Funds as of December 31, 2014, Federated’s investment advisory subsidiaries managed 44 money market funds totaling $225.5 billion in AUM, 51 fixed-income funds with $40.5 billion in AUM and 36 equity funds with $33.1 billion in AUM.
As of December 31, 2014, Federated provided investment advisory services to $63.8 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, mutual funds and other products sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that may be terminated at any time.
In addition, Federated had been retained by a third party to manage a liquidation portfolio of distressed fixed-income securities through an orderly liquidation process that occurred over multiple years. The assets in this liquidation portfolio were fully liquidated in the fourth quarter of 2014.
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
Federated also provides a broad range of services to support the operation and administration of the Federated Funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services and shareholder servicing.

Assets Under Management
Total assets under management are composed of Federated Funds, Separate Accounts and, prior to its complete liquidation in the fourth quarter of 2014, a liquidation portfolio and represent the balance of AUM at a point in time. Total managed assets for the past three years were as follows:

	As of December 31,			2014 vs. 2013	2013 vs. 2012
dollars in millions	2014	2013	2012
Money market	$258,772	$275,952	$284,704	(6)%	(3)%
Fixed-income	52,707	50,126	52,711	5	(5)
Equity	51,426	44,148	35,010	16	26
Liquidation portfolio	0	5,858	7,346	(100)	(20)
Total managed assets	$362,905	$376,084	$379,771	(4)%	(1)%

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

	Year ended December 31,			2014 vs. 2013	2013 vs. 2012
dollars in millions	2014	2013	2012
Money market	$254,260	$273,680	$274,206	(7)%	0%
Fixed-income	51,333	51,340	48,986	0	5
Equity	48,317	39,474	33,816	22	17
Liquidation portfolio	4,557	6,633	8,141	(31)	(19)
Total average managed assets	$358,467	$371,127	$365,149	(3)%	2%
Changes in Federated’s average asset mix year-over-year across both asset and product/strategy types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar. Equity products and strategies generally have a higher management-fee rate than fixed-income and money market products and strategies or a liquidation portfolio. Likewise, mutual fund products typically have a higher management-fee rate than Separate Accounts or a liquidation portfolio. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds.
Revenue
Federated’s revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

	Year ended December 31,			2014 vs. 2013	2013 vs. 2012
dollars in thousands	2014	2013	2012
Investment advisory fees, net	$557,318	$570,952	$630,834	(2)%	(9)%
Administrative service fees, net	213,136	222,487	225,529	(4)	(1)
Other service fees, net	84,039	79,608	85,902	6	(7)
Other, net	4,757	5,318	3,441	(11)	55
Total revenue	$859,250	$878,365	$945,706	(2)%	(7)%

Federated’s revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2014 vs. 2013	2013 vs. 2012
dollars in thousands	2014	2013	2012
Domestic	$841,429	$857,480	$923,208	(2)%	(7)%
Foreign	17,821	20,885	22,498	(15)	(7)
Total revenue	$859,250	$878,365	$945,706	(2)%	(7)%
Historically Low Short-Term Interest Rates
For several years, the Federal Open Market Committee of the Federal Reserve Board (FOMC) has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.
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
With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower waivers to maintain positive or zero net yields. Conversely, the opposite would also be true.
These fee waivers impact various components of Federated’s Consolidated Statements of Income, including revenue and operating income. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Historically Low Short-Term Interest Rates and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Historically Low Short-Term Interest Rates for additional information.
Investment Products
Federated offers a wide range of products and strategies, including money market, equity and fixed-income investments. Federated’s mix includes products and strategies that Federated expects to be in demand under a variety of economic and market conditions. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated’s products and strategies to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated is one of the largest U.S. managers of money market assets, with $258.8 billion in such AUM at December 31, 2014. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2014, Federated managed money market assets in the following asset classes: government ($126.0 billion); prime ($105.1 billion); tax-free ($18.4 billion); and non-U.S. domiciled ($9.3 billion).
Federated’s fixed-income assets totaled $52.7 billion at December 31, 2014 and are managed in a wide range of categories including multisector ($23.3 billion); municipal ($7.4 billion); high-yield ($7.2 billion); U.S. corporate ($5.8 billion); U.S. government ($5.1 billion); mortgage-backed ($2.1 billion); and international/global ($1.8 billion). Federated’s fixed-income products and strategies offer fiduciaries and others a broad range of products designed to meet their investment needs.

Federated's equity assets totaled $51.4 billion at December 31, 2014 and are managed across a wide range of styles including value ($29.1 billion); growth ($9.1 billion); international/global ($4.2 billion); blend ($3.2 billion); and alternative ($0.5 billion). Federated also manages assets in balanced and asset allocation funds ($5.3 billion). These asset allocation funds may also invest in fixed-income securities.
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
Distribution Channels
Federated’s distribution strategy is to provide products and strategies geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to approximately 7,700 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of approximately 200 representatives and managers to add new customer relationships and strengthen and expand existing relationships.
Product Markets
Federated’s investment products and strategies are primarily distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2014 attributable to such markets are as follows: wealth management and trust (44%), broker/dealer (34%), institutional (19%) and international (3%).
Wealth Management & Trust. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds in 1974, and has since expanded its services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all of these types of firms use a broad range of Federated’s equity, fixed-income and money market funds, and Separate Accounts, to invest the assets over which they have discretion.
The majority of Federated’s managed assets from the wealth management channel are invested in money market funds. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income mutual funds and Separate Accounts structured for this market. In addition to bank trust departments and registered investment advisory firms, Federated provides products and services to capital markets customers (institutional brokerages generally within banks) and directly to cash management and treasury departments at major corporations and government entities.
Federated employs a dedicated sales force backed by an experienced support staff to offer products and services to the wealth management and trust market. As of December 31, 2014, managed assets in this market included $135.0 billion in money market assets, $15.4 billion in fixed-income assets and $8.2 billion in equity assets.
Broker/Dealer. Federated distributes its products and strategies in this market through a large, diversified group of approximately 1,400 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated’s products to meet the needs of their customers, who are typically retail investors. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer customers. As of December 31, 2014, managed assets in the broker/dealer market included $67.2 billion in money market assets, $37.1 billion in equity assets and $19.2 billion in fixed-income assets.
Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products and strategies to a wide variety of domestic institutional customers including corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2014, managed assets in the institutional market included $49.7 billion in money market assets, $15.8 billion in fixed-income assets and $4.1 billion in equity assets.
International. Federated manages assets from customers outside the U.S. through subsidiaries focused on gathering assets in Europe, Canada, Latin America and the Middle East. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Global Expansion for additional information. As of December 31, 2014, managed assets in the international market included $6.9 billion in money market assets, $2.3 billion in fixed-income assets and $2.0 billion in equity assets.

Competition
The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2014, there were approximately 7,900 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, other financial institutions, hedge funds and exchange traded funds.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, as well as foreign laws and regulations promulgated by foreign regulatory authorities. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business for additional information.
Current Regulatory Environment - Domestic
On July 23, 2014, the Securities and Exchange Commission (SEC) adopted final rules on money market fund reform (2014 Rules), which among other regulations, amends Rule 2a-7 under the 1940 Act (Rule 2a-7). The 2014 Rules impose reforms that will require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the 1940 Act to utilize market-based valuations to calculate a floating NAV rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Using so-called market-based valuations and calculating the NAV to four decimal places, as the amendments to Rule 2a-7 require, could cause the NAV of such funds to fluctuate. A government money market fund, which includes any money market fund that invests 99.5% or more of its total assets in cash, government securities and/or repurchase agreements that are collateralized solely by government securities or cash, or a retail money market fund, which includes any money market fund that has policies and procedures reasonably designed to limit all beneficial owners of the money market fund to natural persons, will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating its NAV.
In times in which a money market fund is below certain liquidity thresholds, the 2014 Rules also will permit, or in certain circumstances require, a money market fund (other than a government money market fund), to impose liquidity fees of up to two percent on all redemptions, and permit a money market fund to limit (or gate) redemptions for up to 10 business days in any 90-day period (absent a finding by the fund board that the imposition of a liquidity fee or redemption gate would not be in the best interests of shareholders). While a government or Treasury money market fund could voluntarily adopt liquidity fees and/or limits on redemptions under the 2014 Rules as long as such funds’ ability to do so is disclosed to shareholders, Federated has recommended, and reviewed with the Board of Directors/Trustees of the Federated Funds, that Federated’s government or Treasury money market funds not reserve the right to employ liquidity fees nor the ability to impose redemption limits (or gates); consequently, these funds will not adopt the ability to impose either liquidity fees or redemption limits (or gates).
The 2014 Rules also will impose certain current event disclosure requirements on a new Form N-CR and certain other enhanced disclosure and reporting (such as on Form N-MFP and Form PF), diversification, and stress-testing requirements on a money market fund. The 2014 Rules became effective on October 14, 2014. The mandatory compliance dates for the 2014 Rules are: (1) October 14, 2016 for the floating NAV requirements, liquidity fees and gates requirements and related disclosure requirements; (2) July 14, 2015 for the current event disclosure requirements on new Form N-CR and related website disclosure requirements; and (3) April 14, 2016 for other requirements not related to the floating NAV, fees, gates or disclosure requirements.
Along with the 2014 Rules, the SEC also issued on July 23, 2014, a Notice of Proposed Rule 10b-10 Exemptive Relief, in which the SEC solicited comment on a proposal to exempt broker-dealers from the immediate confirmation delivery requirements under the 1934 Act for transactions effected in shares of floating NAV institutional prime money market funds and institutional municipal (or tax-exempt) money market funds. The SEC also issued separate proposals re-proposing amendments to Rule 2a-7 and Form N-MFP to remove any references to or requirement of reliance on credit ratings and to establish alternative standards of creditworthiness in place of credit ratings and proposing amendments to Rule 2a-7 to eliminate an exclusion from the issuer diversification provisions for securities with certain guarantees.

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
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is reallocating certain resources from regulatory efforts and continues to dedicate internal and external resources to analyze the potential impact of the 2014 Rules, and related Treasury Department and IRS guidance, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also is reallocating resources to plan and begin implementation of product development and restructuring initiatives in response to the 2014 Rules. Federated's analysis, planning and implementation efforts include consideration of Federated’s legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that may be available to seek to minimize the potential impact of any adverse consequences. While Federated’s plans are not finalized and continue to evolve, and remain subject to fund board, and in certain cases, fund shareholder and other, review and approvals, Federated anticipates taking steps to adjust its product line to address the liquidity management needs of a broad array of customers. Such steps will include, for example, conducting shareholder votes to seek approval of changes to the organizational or governing documents of certain Federated Funds, such as Money Market Obligations Trust, the registrant for the majority of Federated’s money market funds, proposing to modify, add share classes to or reorganize certain existing Federated Funds, and developing new products and strategies.
Federated anticipates that the adjustments to Federated’s product line will offer investors a full menu of product choices for liquidity management. For example, Federated will continue to offer Treasury and government money market funds, and will designate existing prime and municipal money market funds as either institutional or retail funds. Federated’s Treasury and government money market funds will continue to seek a $1.00 NAV per share.
Regarding retail money market funds, Federated plans to offer prime money market funds, national municipal money market funds, state-specific municipal money market funds, and variable annuity money market funds. Federated's retail money market funds will continue to seek to maintain an NAV of $1.00 per share.
Regarding institutional money market funds, Federated plans to offer prime money market funds and national municipal money market funds. Regarding institutional prime and municipal money market funds, Federated anticipates converting certain existing Federated Funds to 60-day maximum maturity funds while other existing funds will remain 397-day maximum maturity funds. Federated anticipates that institutional prime and municipal funds selected to be 60-day maximum funds will begin to gradually limit their investments in late 2015 to securities maturing on or before December 14, 2016, which is 60 days post implementation, so that the funds can be restructured appropriately by the final mandatory compliance date for the 2014 Rules in October 2016. Each time a 60-day maximum fund calculates its NAV per share, it will use amortized cost to value its portfolio securities as long as there are no market quotations available and each such security's amortized cost approximates the security’s fair value. Beginning on or about the final mandatory compliance date for the 2014 Rules in October 2016, the 60-day maximum funds will attempt to maintain an NAV of $1.0000 per share and, under ordinary circumstances, the funds' per share price would be expected to experience little or no fluctuations. However, these funds’ NAV may fluctuate if the amortized cost value of their portfolio securities no longer approximates the market value or if the funds are required to dispose of securities for a price other than amortized cost. Federated believes that the short maturity of the securities held by these funds should help to limit the instances when these events may cause a fund’s $1.0000 NAV per share to change.
Federated also anticipates that on or about the final compliance date for the 2014 Rules in October 2016 Federated will convert at least one Federated Fund to a floating NAV money market fund for customers seeking an institutional prime money market fund with potentially higher yields than the 60-day maximum money market funds. Federated also continues to explore investment strategies as investment options for certain customers and the feasibility of private funds that mirror existing Federated money market funds as investment options for qualified investors.
Federated expects to announce its plans relating to the adjustments to its product line periodically in advance of the mandatory compliance date of October 2016 to give customers the opportunity to plan for their liquidity management needs. Subject to Federated Fund board and, in certain cases, shareholder and other approvals and disclosure, Federated expects to implement the adjustments to its product line prior to the final mandatory compliance date for the 2014 Rules in October 2016. Further analysis and planning, or additional adjustments to Federated’s product line, may be required if additional regulation or guidance is issued by the SEC or other regulators.
The SEC also initiated in 2014, and continues in 2015, a series of sweep examinations of certain investment management industry participants on various topics, such as fixed-income liquidity, liquid alternatives, separately managed or wrap-fee accounts, and intermediary and other payments, and is giving attention to liquidity and redemption risks, leverage, operational risks, and the failure/closing of investment industry participants, which may lead to further regulation of the investment management industry.
Given the recent adoption of the SEC’s 2014 Rules, their extended compliance dates, the recent issuance of Treasury Department and IRS guidance on certain related tax matters and the potential for future additional regulation, Federated is unable at this time to assess the degree of impact the SEC's 2014 Rules or potential future regulation may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with the SEC's 2014 Rules ultimately may be pursued or be successful.
On July 31, 2014, the Federal Reserve Oversight Council (FSOC) indicated that it intends to monitor the effectiveness of the 2014 Rules. FSOC may recommend new or heightened regulation for "nonbank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management respectfully disagrees with this position. On December 18, 2014, FSOC published a Notice Seeking Comment on Asset Management Products and Activities seeking public comment on aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions and the failure or closure of an asset manager or investment vehicle. Comments are due by March 25, 2015 and are available at http://www.regulations.gov/#!docketDetail;D=FSOC-2014-0001. Federated, individually and together with mutual fund industry groups, is participating in the public comment process. Management does not believe that asset managers and management products, such as money market funds, create systemic risk requiring regulation by the Governors and/or FSOC. Management also believes that statements by Congress in a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, and in a House of Representatives’ Appropriations Committee conference report accompanying the Financial Services and General Government Appropriations Bill, 2015, reflect Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
Federated is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important nonbank financial company by FSOC. In management's view, the issuance of final regulations is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business, results of operations, financial condition and/or cash flows at this time.

International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. The European Council under the Italian Presidency advanced numerous money market fund reform proposals during the second half of 2014 and on January 1, 2015 turned the money fund matter over to the Latvian presidency. The Latvian Presidency is not expected to consider money market fund reform until the second half of their term. The European Parliament’s Committee on Economic and Monetary Affairs has picked up the debate and members of parliament have tabled numerous differing amendments to the proposal, such as maintaining the proposed capital buffer, developing a system based on liquidity fees and redemption gates, carving-out various definitions of retail and government money market funds (including, for example, definitions which limit government money market funds to European sovereign debt as well as a definition inclusive of all eligible sovereign debt) and developing a system of low-volatility NAV funds or money market funds with variable share classes. Negotiations are expected to continue through 2015. Any proposal must be approved by the European Parliament and European Council and any final regulation could vary materially from that of any proposal. Management does not anticipate agreement on a final regulation until late 2015 or early 2016.
A proposal to implement a European Financial Transactions Tax (FTT) continues to develop. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. On May 6, 2014, a Declaration was signed by 10 of the 11 original participating countries confirming their support for the FTT, clarifying that the FTT would be introduced on a step-by-step basis, and indicating that the initial phase of the FTT should be implemented by no later than January 1, 2016. Discussions regarding the adoption of the FTT between participating European countries continue. While it has been tentatively agreed that transactions in listed company shares would be subject to the FTT once implemented, discussions continue to focus on, among other topics, the other types of products or transactions that will be subject to the FTT, the jurisdiction in which the FTT should be levied (i.e., place of establishment of the participating financial institutions or where an instrument was issued), the volume of transactions covered and the potential revenue generated versus costs to the industry. At the end of October 2014, the European Union presidency announced that intensified work was required to enable agreement on open issues in order for the first phase of the FTT to be implemented by January 1, 2016. As the European Union Presidency recently shifted to Latvia, not one of the 11 original participating countries, further uncertainty exists as to the fate of this FTT. Management does not expect the FTT to be effective until early 2016.
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
On January 8, 2014, the Financial Stability Board (FSB) published for comment as a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (Consultation). The Consultation sets forth proposed methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, "market intermediaries" which the Consultation appears to define as including investment advisers, brokers and certain other intermediaries, and "investment funds," which the Consultation appears to define as including individual money market funds, other open-end or closed-end mutual funds, and hedge funds and other private funds, or families of such funds following similar investment strategies. Management generally agrees with the Consultation’s approach of developing specific, measurable, published criteria for designating systemically important non-bank, non-insurance company financial institutions, but does not believe that money market funds should be so designated under the Consultation. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.
Employees
At December 31, 2014, Federated employed 1,435 persons.
Available Information
Federated makes available, free of charge on its website, www.FederatedInvestors.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual information statements and amendments to those reports, including those filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.
Federated will also provide, free of charge, a copy of the company's most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual information statements and amendments to those reports upon written request. Send requests to: Corporate Communications, Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.
Other Information
All references to the Notes to the Consolidated Financial Statements in this Form 10-K refer to those in Item 8 - Financial Statements and Supplementary Data (Consolidated Financial Statements). All other information required by this Item is contained in Note (3) to the Consolidated Financial Statements.
All cross-references between Items in this 10-K are considered to be incorporated into the Item containing the cross-reference.

ITEM 1A – RISK FACTORS

As an investment manager, risk is an inherent part of Federated's business. U.S. and global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually occur, our business, results of operations, financial condition and/or cash flows could be materially adversely affected. The risks described below are not the only risks involved in Federated's business. Additional risks not presently known to Federated or that Federated currently considers to be immaterial may also adversely affect its business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Material Concentration in Revenue. For 2014, approximately 32% of Federated’s total revenue was attributable to money market assets as compared to 39% and 47% for 2013 and 2012, respectively. The change in the relative proportion of Federated's revenue attributable to money market assets from 2013 to 2014 was primarily the result of lower average money market assets and increases in fee waivers for certain money market funds to maintain positive or zero net yields. The change in the relative proportion of Federated's revenue attributable to money market assets from 2012 to 2013 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Historically Low Short-Term Interest Rates. For several years, the FOMC has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

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

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower waivers to maintain positive or zero net yields. Conversely, the opposite would also be true.

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

				2014	2013
in millions	2014	2013	2012	vs. 2013	vs. 2012
Investment advisory fees	$(279.5)	$(255.9)	$(177.2)	(9)%	(44)%
Other service fees	(131.1)	(133.1)	(113.8)	2	(17)
Total Revenue	(410.6)	(389.0)	(291.0)	(6)	(34)
Less: Reduction in Distribution expense	280.9	277.1	218.5	1	27
Operating income	(129.7)	(111.9)	(72.5)	(16)	(54)
Less: Reduction in Noncontrolling interest	10.7	6.8	1.3	57	423
Pre-tax impact	$(119.0)	$(105.1)	$(71.2)	(13)%	(48)%
The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased in 2014 as compared to 2013 primarily as a result of lower yields on instruments held by the money market funds partially offset by lower average money market assets. During 2013, the negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased compared to 2012 primarily as a result of lower yields on instruments held by the money market funds. See Note (20) to the Consolidated Financial Statements for information regarding the quarterly pre-tax impact of these fee waivers.
Based on recent commentary from the FOMC in a January 28, 2015 press release, (i.e. "the current 0 to 1/4 percent target range for the federal funds rate remains appropriate,") Federated is unable to predict when the FOMC will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the first quarter of 2015 may result in a negative pre-tax impact on income of approximately $28 million, which is slightly less than the impact to each quarter included in 2014 (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Historically Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers and Note (20) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers). The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in money market product structures and offerings, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties. The continuation, duration, level and impact of these fee waivers, as well as Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) when money market yields increase to the point of eliminating the waivers, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Rising Interest Rates. Despite the expectation that increases in short-term interest rates above the historically low rates of 0% - 0.25% will reduce the impact of fee waivers to maintain positive or zero net yields, increases in interest rates could also have an adverse effect on Federated’s revenue from money market and other fixed-income products and strategies. In a rising short-term interest rate environment, certain investors using money market products and strategies and other short-term duration fixed-income products and strategies for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Among other potential adverse effects, rising interest rates may result in decreased liquidity and increased volatility in financial markets and could negatively impact the performance of Federated's products and strategies and Federated's revenue. Management cannot estimate the impact of rising interest rates (including, for example on Federated's revenue), but such impact could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns or other conditions (domestic or international) may cause volatility, illiquidity and other potential adverse effects in the financial markets and adversely affect the supply of investments, such as money market securities and the profitability and performance of, demand for and investor confidence in Federated’s investment products and strategies, disruptions in the securities and credit markets, the commencement, continuation or ending of government policies and reforms, stimulus programs and other market-related actions, changes in monetary policy, increased regulation, increases or decreases in interest rates, changes in oil prices, changes in currency exchange rates, inflation or deflation, widening bid/ask spreads, restructuring of government-sponsored entities, imposition of economic sanctions, economic or political instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism or other factors or events that affect the financial markets may cause or contribute to these potentially adverse effects. In addition, Federated's products and strategies may be adversely affected by changes in U.S. markets, downgrades of U.S. credit ratings, the U.S. debt ceiling or other developments in the U.S. as well as be adversely affected by potential deterioration in international sovereign or currency market conditions.
At December 31, 2014, Federated's liquid assets of $318.7 million included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated and the money market and fluctuating net asset value (NAV) funds managed or distributed by Federated also interact with various other financial industry participants, such as counterparties, broker-dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that potential losses that may be realized as a result of these exposures will not have a material adverse effect on Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows.
The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products and strategies Federated offers and its investment performance under prevailing market conditions. Adverse market conditions or other events also could impact Federated's customers. In the event of extreme circumstances, such as economic, political, or business crises, Federated’s products and strategies may suffer significant net redemptions in AUM causing severe liquidity issues in its short-term sponsored investment products and strategies and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows.
Custody and portfolio accounting services for all of Federated's mutual fund products are outsourced to one of three third-party financial institutions that are leading providers of such mutual fund services. Accounting records for Federated's mutual funds are maintained by these service providers. These service providers, or other service providers and/or vendors of Federated, could also be adversely affected by the adverse market conditions described above. It is not possible to predict with certainty the extent to which the services or products Federated receives from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that potential service interruption or Federated’s ability to find a suitable replacement would not have a material adverse effect on Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business. Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the 1933 Act, 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including, but not limited to, the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (NYSE). From time to time, the federal securities laws have been augmented substantially. For example, among other measures, Federated and its products and strategies have been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Federated and its domestic products (such as the Federated Funds) and strategies, and any offshore products (such as offshore Federated Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA), including due to certain Federated Funds investing in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past few years regulators such as the SEC, FINRA, CFTC and NYSE have adopted other regulations and amendments that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Federated and its products and strategies also are affected by certain regulations governing banks and other financial institutions. Federated's and its products' operations outside of the U.S. are subject to foreign laws and regulation by foreign regulatory authorities, such as the

U.K. Financial Conduct Authority (FCA) for London-based operations, the Central Bank of Ireland for Dublin-based operations, and the German Federal Financial Supervisory Authority for Frankfurt-based operations. Additional, or changes in, laws, regulations, interpretations or governmental policies, both domestically and abroad, may increase compliance risk and operating expenses, including the costs associated with compliance, and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. As Federated's business expands, the potential impact of such changes in laws, regulations, interpretations or governmental policies, compliance and the risks and costs associated with compliance may increase.
Domestically, in addition to other potential future regulation, in 2014, the SEC adopted additional money market fund reforms in the form of the 2014 Rules, and the Treasury Department and IRS issued new regulations and guidance on certain related tax matters (see Item 1 - Business under the caption Regulatory Matters for additional information on the 2014 Rules and related tax guidance). Management believes that these regulatory developments, including the floating NAV for institutional and municipal money market funds, will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Among other potential impacts, these new reforms could increase compliance risks and the costs associated with compliance, make certain money market fund products less attractive to institutional and other investors and result in reductions in assets under management and revenues, and increase operational costs. Given the recent adoption of the SEC’s 2014 Rules, their extended compliance dates, the recent issuance of Treasury Department and IRS guidance on certain related tax matters and the potential for future additional regulation, Federated is unable at this time to assess the degree of impact the SEC's 2014 Rules or potential future regulation may have on its business, results of operations, financial condition and/or cash flows.
In addition, the Dodd-Frank Act provides for a new systemic risk regulation regime under which it is possible that Federated, and/or any one or more of its products (such as the Federated Funds), could be subject to designation as a systemically important financial institution by FSOC, thereby resulting in additional regulation by the Governors in addition to primary regulation by the SEC (see Item 1 - Business under the caption Regulatory Matters for additional information regarding the potential for heightened regulation by the Governors and FSOC). Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. Federated is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important nonbank financial company by FSOC. In management's view, the issuance of final regulations is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that any reforms or other actions by the Governors, FSOC, or other governmental entities may have on its business, results of operations, financial condition and/or cash flows.
Outside of the U.S., international regulators, such as the FCA, also have adopted and proposed regulations that could increase Federated's operating expenses and adversely affect Federated's business, results of operation, financial condition and/or cash flows. In addition to other potential future regulation, European money market reform and the imposition of the FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business (see Item 1 - Business under the caption Regulatory Matters for additional information regarding European money market reform and the FTT). Among other potential impacts, compliance risks, the cost of compliance and other operational expenses could increase, and certain money market fund products may become less attractive to institutional or other investors, which could result in reductions in assets under management, revenues and operating income. These affects could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted.
The designation as a systemically important non-bank, non-insurance company by the FSB also could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows (see Item 1 - Business under the caption Regulatory Matters for additional information regarding systemically important non-bank, non-insurance company designation). Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. Federated is unable to assess whether, or the degree to which, Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.

Changes in laws, regulations, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers, customers and other third-parties with whom Federated, and its products (such as the Federated Funds), conduct business. For example, provisions of the Dodd-Frank Act may affect intermediaries in their sale or use of Federated's products or strategies. Among other potential impacts, this could affect Federated's arrangements with these intermediaries, increase respective operating expenses and distribution costs, result in fewer assets under management and otherwise affect the conduct of their respective businesses. This also could result in Federated or one or more of these third parties seeking to restructure or alter the payment or other terms of the business arrangements between Federated or its products (including the Federated Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated’s business, results of operations, financial condition and/or cash flows.
Over the past few years, various service industries, including, for example, mutual fund service providers, have been the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions effect similar changes, among other potential impacts, there could be a material adverse effect on Federated's tax liability and effective tax rate and, as a result, net income. Various investment products, such as municipal and tax-free Federated Funds, also may be impacted by tax changes, which could have an adverse effect on the products and Federated’s business, results of operations, financial condition and/or cash flows.
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated may, at its sole discretion, from time to time elect to provide financial support to its sponsored investment products (such as the Federated Funds). Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses on such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows.
Risk of Federated’s Money Market Products’ Ability to Maintain a Stable $1.00 Net Asset Value. Approximately 32% of Federated’s total revenue for 2014 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC. Until any changes resulting from the SEC’s 2014 Final Rules (discussed above) are implemented, Federated’s money market funds will seek to maintain a stable NAV. Although stable-value money market funds seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources, such as significant credit analysis to the management of its products and strategies. Federated money market funds have always maintained a $1.00 NAV; however, there is no guarantee that such results will be achieved in the future. Market conditions could lead to a limited supply of money market fund securities and severe liquidity issues and/or further persistent declines in or additional prolonged periods of historically low yields in money market products or strategies which could impact their NAVs and performance. If the NAV of a Federated stable-value money market fund were to decline to less than $1.00 per share, such Federated money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated’s business, results of operations, financial condition and/or cash flows.
No Assurance of Access to Sufficient Liquidity. From time to time, Federated’s operations may require more cash than is available from operations. In these circumstances, it may be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated equity or debt securities. Federated’s ability to raise additional capital in the future will be affected by several factors including, for example, Federated’s creditworthiness and the fair value of Federated’s common stock, as well as general market conditions. There can be no assurance that Federated will be able to obtain these funds and financing on acceptable terms, if at all, and, if Federated cannot obtain such funds, it could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.
Retaining and Recruiting Key Personnel. Federated’s ability to attract and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, investment managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer accounts. Moreover, since certain of Federated’s products and strategies contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies could have a disproportionate impact on Federated’s business.

Various executives, investment, sales and other key personnel own restricted stock subject to vesting periods of up to ten years from the date awarded and to provisions that require resale or forfeiture to Federated in certain circumstances upon termination of employment. In addition, certain of these employees are employed under contracts which require periodic review of compensation and contain restrictive covenants with regard to divulging confidential information and engaging in competitive activities.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of investment products and strategies (such as mutual funds and Separate Accounts) with other fund management companies and investment advisers, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, the type (passive versus actively managed) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated may decide to reduce the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.
Many of Federated’s products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated’s managed assets, particularly money market and fixed-income assets, are held by institutional investors. If the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes or otherwise, Federated may be unable to retain or grow its share of this market and this could adversely affect Federated’s future profitability and have a material adverse affect on Federated’s business, results of operations, financial condition and/or cash flows.

A significant portion of Federated’s revenue is derived from providing products (such as mutual funds) and strategies to the wealth management and trust market, comprising approximately 2,300 banks and other financial institutions. Future profitability of Federated will be adversely affected if it is unable to retain or grow its share of this market, and could also be adversely affected by consolidations in the banking industry, as well as regulatory changes impacting its customers.
Potential Adverse Effects of Changes in Federated’s Distribution Channels. Federated acts as a wholesaler of investment products and strategies to financial intermediaries including, for example, banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products and strategies directly to corporations and institutions. There can be no assurance that Federated will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated products and strategies or that Federated’s relationship with any one or more financial intermediaries will continue over time or on existing economic terms. The impact of minimum yield waivers and related reductions in distribution expense can vary depending upon, among other variables, changes in the distribution fee arrangements with one or more financial intermediaries and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of minimum yield waivers and related reductions in distribution expense to maintain positive or zero net yields, Federated has experienced increases in the cost of distribution as a percentage of total revenue from 31% in 2007 to over 38% in 2014. Federated expects such costs to continue to increase in total due to asset growth and per dollar of revenue due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated’s operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated’s revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products and strategies than on fixed-income and money market products and strategies. Likewise, mutual fund and other fund products generally have a higher management-fee rate than Separate Accounts or a liquidation portfolio. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. Consequently, significant fluctuations in the value of securities held by, or the level of redemptions from, the products (such as the Federated Funds) or strategies advised by Federated may materially affect the amount of managed assets and thus Federated’s revenue, profitability and growth. Similarly, changes in Federated’s average asset mix across both asset and product or strategy types have a direct impact on Federated’s revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds. Substantially all of Federated’s managed assets are in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Additionally, changing market conditions may cause a shift in

Federated’s asset mix towards money market and fixed-income products or strategies which may cause a decline in Federated’s revenue and net income.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products and strategies. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated’s business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. The effects of poor performance on Federated could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. In terms of revenue concentration by product, approximately 11% of Federated’s total revenue for 2014 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund. A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.
Operational Risks. Federated's and its products/business operations are supported internally and through management of relationships with various third party service providers, both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in Federated’s, its products' or a service provider's internal control processes, unauthorized disclosure of confidential information and noncompliance with regulatory requirements. As Federated's and it's relevant service provider's businesses expand, operational risk increases both domestically and internationally. Management relies on its employees and systems, and those of relevant service providers, to comply with established procedures, controls and regulatory requirements. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulatory rules, could cause material adverse effects on Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows.
No Assurance of Successful Acquisitions. Federated’s business strategy contemplates the acquisition of other investment management companies, as well as investment assets, both domestically and internationally. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for or consummating desired acquisitions, or successfully integrate acquired companies into Federated, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.
Impairment Risk. At December 31, 2014, Federated had intangible assets including goodwill totaling $733.8 million on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated’s acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated’s financial position and results of operations for the period.
Systems, Technology and Cybersecurity Risks. Federated utilizes software and related technologies throughout its business (both domestically and internationally) including, for example, both proprietary systems and those provided by outside service providers. Service providers to, and customers of, Federated and its products, and third parties on which such service providers and customers rely, also utilize software and related technologies in their businesses. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated or a third party to address computer system problems. Data or model imprecision, software or other technology malfunctions, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on Federated’s business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
In addition, the use of the Internet and other electronic media and technology exposes Federated, its business, its products and services, customers, and relevant service providers, and their respective operations, to potential risks from cybersecurity attacks, events or incidents (cyber incidents). For example, Federated and relevant service providers collect, maintain and transmit confidential, proprietary and personal customer information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Cyber incidents may include, for example, unauthorized access to systems, networks or devices (for example, through hacking activity), infection from computer viruses or other malicious software code, corruption of data, and attacks (including, but not limited to, denial-of-service attacks on websites) which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber incidents, unintentional cyber incidents can occur, (for example, the inadvertent release of confidential or non-public personal information). A cyber incident may cause Federated, its business, products or services, its customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business or customer information, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, calculate NAV, or allow the transaction of business), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause adverse impacts, the occurrence of financial losses, expenses and exposure related to regulatory penalties, litigation, reputational damage, and additional compliance costs associated with protection, detection, remediation and corrective measures. Cyber incidents affecting issuers in which Federated’s or its customers’ assets are invested also could cause such investments to lose value. Any of these cyber incidents may become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures which seek to ensure that such systems are protected from cyber incidents. Federated has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents, however, there is no guarantee that such efforts will be successful, either entirely or partially. Among other reasons, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated, and its relevant affiliates and products, cannot control the systems and cybersecurity systems of issuers, relevant service providers or other third parties. While Federated cannot predict the financial or reputational impact to its business resulting from any cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated’s business (including, but not limited to, reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Reputational Harm. Any material losses in customer (including shareholder) confidence in Federated, its products or strategies or in the mutual fund industry as a result of potential litigation, economic or financial market downturns or disruptions, material errors in public news reports, misconduct, rumors on the Internet or other matters could increase redemptions from and/or reduce sales of Federated's products (such as the Federated Funds) and strategies and other investment management products and services. If such losses were to occur, it could have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated’s revenues are derived from investment management agreements with sponsored funds (and to a lesser extent, sub-advised funds) that, as required by law, are terminable upon 60 days notice. In addition, each such investment management agreement must be approved and renewed annually by each fund’s board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of certain, or a significant number of these agreements could have a material adverse impact on Federated. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements may be approved by the mutual fund’s directors or trustees and shareholders. A sale or other transfer of a sufficient number of shares of Federated’s voting securities to transfer control of Federated could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated’s ability to realize the value of these agreements. Federated investment advisory contracts for Separate Accounts that are not investment companies subject to the 1940 Act generally are terminable by Federated’s customers upon notice to Federated (or, in certain cases, after a 30 day, 60 day or similar notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act also provide that consent is required from Federated's customers before the agreements may be assigned and an assignment, actual or constructive, also will trigger these consent requirements and may adversely affect Federated's ability to realize the value of these agreements.
Under the terms of a settlement agreement with the SEC and New York State Attorney General, a Federated investment advisory subsidiary may not serve as investment adviser to any registered investment company unless: (1) at least 75% of the fund’s directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; (3) no action may be taken by the fund’s board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (4) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.
Potential Adverse Effects of Unpredictable Events. Unpredictable events, such as natural disaster, pandemic, war and terrorist attack, could adversely impact Federated’s, its customer's and their respective service providers' ability to conduct business. Such events could cause disruptions in economic conditions and financial markets, system interruption, loss of life, unavailability of personnel or additional costs. As such, there can be no assurance that unpredictable events, or the costs to address such events, would not have a material adverse effect on Federated’s business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Federated can be subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil or otherwise) and other claims by its regulators (regulatory claims). Federated also can be subject to customer, and other third-party complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated’s business, products and strategies expand, and financial products and other investments, markets and technology increase in complexity, the attention and resources that Federated devotes to compliance increases and the possibility and occurrences of non-compliance may increase. Federated has business-related claims asserted and threatened against it, and is subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated may be subject to business-related claims, and administrative, regulatory or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated cannot assess or predict whether, when or what types of business-related claims or regulatory claims (collectively, claims) may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated may be initially unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated’s business, results of operations, financial condition and/or cash flows. In certain circumstances, insurance coverage may not be available or deductible amounts may not be exceeded, and Federated may have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated’s business, products and services generally.
Federated’s Status as a "Controlled Company." Federated has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Federated's Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the family of John F. Donahue. The three trustees of this trust are Mr. John F. Donahue, the Chairman of Federated's board of directors, his wife, and his son, Mr. J. Christopher Donahue, who is Federated's President and Chief Executive Officer, as well as a director. Accordingly, Federated qualifies as a “controlled company” under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated's board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisers applicable to Compensation Committee members, including those that became effective in 2013.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated leases space sufficient to meet its operating needs. Federated’s operations are headquartered in Pittsburgh, Pennsylvania where it occupies approximately 259,000 square feet in the Federated Investors Tower. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania and an aggregate of approximately 25,000 square feet at other locations in the Pittsburgh area. Federated also leases office space in New York, New York, for the operations of Federated Global Investment Management Corp.; in Boston, Massachusetts, for the operations of Federated MDTA LLC; in Rochester, New York, for the operations of Federated Clover Investment Advisors, a division of Federated Global Investment Management Corp.; in Frankfurt, Germany, for the operations of Federated Asset Management GmbH; and in London, England for the operations of Federated Investors (UK) LLP.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (18) to the Consolidated Financial Statements.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Federated's Class B common stock is traded on the NYSE under the symbol FII. The following table summarizes quarterly high and low trading stock prices and quarterly dividends per common share for 2014 and 2013.

	March 31,	June 30,	September 30,	December 31,
2014
Stock price per share
High	$31.20	$31.48	$31.50	$33.96
Low	25.63	26.82	27.80	26.99
Cash dividends per share	0.25	0.25	0.25	0.25
2013
Stock price per share
High	$25.32	$29.08	$30.87	$28.98
Low	20.68	21.92	26.71	25.50
Cash dividends per share	0.24	0.24	0.25	0.25
The approximate number of beneficial shareholders of Federated’s Class A and Class B common stock as of February 10, 2015, was 1 and 26,522, respectively.

The following table summarizes stock repurchases under Federated’s share repurchase program during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program[1]
October	60,000	$28.86	60,000	554,734
November	40,000	30.65	40,000	514,734
December	100,000	32.59	100,000	414,734
Total	200,000	$31.08	200,000	414,734

1
Federated’s share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. No other plans existed as of December 31, 2014. See Note (19) to the Consolidated Financial Statements for information on a new program approved in 2015.

Stock Performance Graph

The following performance graph compares the total shareholder return of an investment in Federated’s Class B Common Stock to that of the Standard and Poor’s MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2014.
The graph assumes that the value of the investment in Federated’s Class B Common Stock and each index was $100 on December 31, 2009. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2014, Federated is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Federated	$104.18	$63.18	$95.05	$140.44	$166.12
S&P MidCap 400 Index	$126.64	$124.45	$146.69	$195.84	$214.97
S&P 1500 Asset Management & Custody Banks Index	$114.09	$92.73	$118.73	$177.22	$194.20

ITEM 6 – SELECTED FINANCIAL DATA

The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated for the five years ended December 31, 2014 have been derived from Federated's audited Consolidated Financial Statements.

in thousands, except per share data and managed assets
Years Ended December 31,	2014	2013	2012	2011	2010
Statement of Income Data[1]
Total revenue	$859,250	$878,365	$945,706	$895,114	$951,943
Operating income	237,949	251,743	312,593	257,455	309,791
Net income including noncontrolling interests in subsidiaries	149,822	166,355	197,628	155,083	189,163
Net income attributable to Federated Investors, Inc.	149,236	162,177	188,088	150,906	179,114
Share Data Attributable to Federated Investors, Inc.
Earnings per share – Basic and Diluted[1]	$1.42	$1.55	$1.79	$1.45	$1.73
Cash dividends per share[2]	$1.00	$0.98	$2.47	$0.96	$2.22
Weighted-average shares outstanding – Basic	100,721	100,668	100,313	100,609	99,925
Weighted-average shares outstanding – Diluted	100,723	100,669	100,313	100,632	99,993
Balance Sheet Data at Period End
Intangible assets, net and Goodwill	$733,847	$735,345	$727,857	$720,926	$720,825
Total assets	1,140,519	1,135,797	1,090,061	1,150,856	1,153,504
Long-term debt[3]	216,750	198,333	276,250	318,750	361,250
Federated Investors shareholders’ equity[2]	609,494	566,119	495,432	541,959	491,799
Impact of Minimum Yield Waivers[4]
Revenue	$(410,553)	$(389,031)	$(290,966)	$(320,671)	$(241,576)
Less: Reduction in Distribution expense	280,851	277,168	218,479	232,336	186,573
Operating income	(129,702)	(111,863)	(72,487)	(88,335)	(55,003)
Less: Reduction in Noncontrolling interest	10,699	6,800	1,243	6,473	1,023
Pre-tax impact	(119,003)	(105,063)	(71,244)	(81,862)	(53,980)
Managed Assets (in millions)
As of period end	$362,905	$376,084	$379,771	$369,697	$358,241
Average for the period	358,467	371,127	365,149	354,387	347,074

1	In 2012 and 2010, results included pretax insurance recoveries totaling $20.2 million and $25.0 million, respectively, for claims related to various legal proceedings.

2	Federated paid a special dividend to shareholders of $1.51 per share or $156.9 million in 2012 and $1.26 per share or $129.8 million in 2010.

3
In 2011, Federated amended and restated the 2010 agreement to extend the term of the loan. In 2014, Federated amended and restated the 2011 agreement to extend the term of the loan. See Note (10) to the Consolidated Financial Statements for additional information.

4	See Note (3) to the Consolidated Financial Statements for additional information regarding the impact of minimum yield waivers.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1A - Risk Factors, Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data, including Federated's audited Consolidated Financial Statements.
General
Federated is one of the largest investment managers in the U.S. with $362.9 billion in managed assets as of December 31, 2014. The majority of Federated’s revenue is derived from advising the Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.
Federated’s investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2014 attributable to such markets are as follows: wealth management and trust (44%), broker/dealer (34%), institutional (19%) and international (3%).
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated’s investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged on money market and fixed-income products and strategies. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts or a liquidation portfolio. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain mutual fund expense ratios, to maintain positive or zero net yields on money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
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

Business Developments
Money Market Fund Matters
For the year ended December 31, 2014, approximately 32% of Federated’s total revenue was attributable to money market assets as compared to 39% and 47% for 2013 and 2012, respectively. The change in the relative proportion of Federated's revenue attributable to money market assets from 2013 to 2014 was primarily the result of lower average money market assets and increases in fee waivers for certain money market funds to maintain positive or zero net yields. The change in the relative proportion of Federated's revenue attributable to money market assets from 2012 to 2013 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.
(a) Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the 1933 Act, 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, as well as foreign laws and regulations promulgated by foreign regulatory authorities. In 2014, among other developments, the SEC promulgated new money market reform in the form of the 2014 Rules. Federated is analyzing the potential impact of these reforms. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continued to be considered in 2014, but have not yet been finalized. Federated is reallocating certain resources from regulatory efforts and continues to dedicate internal and external resources to analyze the potential impact of the 2014 Rules, and certain related regulations, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also is reallocating resources to plan and begin the implementation of product development and restructuring initiatives in response to the 2014 Rules. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business for additional information.
(b) Historically Low Short-Term Interest Rates
For several years, the FOMC has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers. See Item 1 - Business under the caption Historically Low Short-Term Interest Rates and Item 1A - Risk Factors under the caption Potential Adverse Effects of Historically Low Short-Term Interest Rates for additional information.
Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the first quarter of 2015 may result in a negative pre-tax impact on income of approximately $28 million, which is slightly less than the impact to each quarter included in 2014 (see Note (20) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers).While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 40% from the current levels and an increase of 25 basis points would reduce the impact by approximately 65% from the current levels. Based on management’s assessment of competitive market conditions, including, for example, an expectation of higher distribution expenses as a percentage of money market fund revenues when interest rates and yields increase, management estimates that Federated will recover approximately 75% of the pre-tax impact of minimum yield waivers (that is, capture approximately 75% of the pre-tax income going forward, not re-capture previously waived amounts) when money market fund yields increase to the point of eliminating the waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in money market product structures and offerings, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.
Second Amended and Restated Credit Agreement
During the second quarter of 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011, and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million (Term Loan) equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. See Note (10) to the Consolidated Financial Statements for additional information.
Global Expansion
Federated continues to explore opportunities to further expand its global footprint. In 2014, among other initiatives, Federated focused on growing distribution opportunities for its products and services in Canada and Latin America. In 2013, Federated enhanced its capabilities in trade finance investments by adding three experienced professionals and obtaining the right to use certain intellectual property from GML Capital LLP and in emerging-market debt investments by adding two emerging-market specialists. In 2014, Federated also continued to seek acquisition candidates, both internationally and domestically.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2014	2013	Percent Change
By Asset Class
Money market	$258,772	$275,952	(6)%
Fixed-income	52,707	50,126	5
Equity	51,426	44,148	16
Liquidation portfolio[1]	0	5,858	(100)
Total managed assets	$362,905	$376,084	(4)%
By Product Type
Mutual Funds:
Money market	$225,471	$240,048	(6)%
Fixed-income	40,456	39,606	2
Equity	33,141	28,097	18
Total mutual fund assets	299,068	307,751	(3)
Separate Accounts:
Money market	$33,301	$35,904	(7)%
Fixed-income	12,251	10,520	16
Equity	18,285	16,051	14
Total separate account assets	63,837	62,475	2
Liquidation Portfolio[1]	$0	$5,858	(100)%
Total managed assets	$362,905	$376,084	(4)%

Average Managed Assets

in millions for the years ended December 31,	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
By Asset Class
Money market	$254,260	$273,680	$274,206	(7)%	0%
Fixed-income	51,333	51,340	48,986	0	5
Equity	48,317	39,474	33,816	22	17
Liquidation portfolio[1]	4,557	6,633	8,141	(31)	(19)
Total average managed assets	$358,467	$371,127	$365,149	(3)%	2%
By Product Type
Mutual Funds:
Money market	$220,742	$239,440	$246,731	(8)%	(3)%
Fixed-income	40,366	41,177	39,941	(2)	3
Equity	30,859	25,512	23,015	21	11
Total average mutual fund assets	291,967	306,129	309,687	(5)	(1)
Separate Accounts:
Money market	$33,518	$34,240	$27,475	(2)%	25%
Fixed-income	10,967	10,163	9,045	8	12
Equity	17,458	13,962	10,801	25	29
Total average separate account assets	61,943	58,365	47,321	6	23
Liquidation Portfolio[1]	$4,557	$6,633	$8,141	(31)%	(19)%
Total average managed assets	$358,467	$371,127	$365,149	(3)%	2%

1
Liquidation portfolio represents a portfolio of distressed bonds at cost. Federated had been retained by a third party to manage these assets through an orderly liquidation process that was completed during the fourth quarter of 2014. Management-fee rates earned from this portfolio were lower than those of traditional Separate Account mandates.

Changes in Equity and Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2014	2013	Percent Change
Equity Funds
Beginning assets	$28,097	$23,152	21%
Sales	10,140	7,439	36
Redemptions	(6,530)	(8,328)	(22)
Net sales (redemptions)	3,610	(889)	506
Net exchanges	42	214	(80)
Market gains and losses/reinvestments[1]	1,392	5,620	(75)
Ending assets	$33,141	$28,097	18%
Equity Separate Accounts
Beginning assets	$16,051	$11,858	35%
Sales[2]	4,536	4,445	2
Redemptions[2]	(3,883)	(3,004)	29
Net sales[2]	653	1,441	(55)
Market gains and losses[3]	1,581	2,752	(43)
Ending assets	$18,285	$16,051	14%
Total Equity Assets
Beginning assets	$44,148	$35,010	26%
Sales[2]	14,676	11,884	23
Redemptions[2]	(10,413)	(11,332)	(8)
Net sales[2]	4,263	552	672
Net exchanges	42	214	(80)
Market gains and losses/reinvestments[1]	2,973	8,372	(64)
Ending assets	$51,426	$44,148	16%
Fixed-income Funds
Beginning assets	$39,606	$42,478	(7)%
Sales	16,186	18,706	(13)
Redemptions	(16,120)	(21,075)	(24)
Net sales (redemptions)	66	(2,369)	103
Net exchanges	(354)	(351)	1
Acquisition-related	301	0	N/A
Market gains and losses/reinvestments[1]	837	(152)	651
Ending assets	$40,456	$39,606	2%
Fixed-income Separate Accounts
Beginning assets	$10,520	$10,233	3%
Sales[2]	2,393	2,342	2
Redemptions[2]	(1,343)	(2,150)	(38)
Net sales[2]	1,050	192	447
Net exchanges	230	4	5,650
Market gains and losses[3]	451	91	396
Ending assets	$12,251	$10,520	16%
Total Fixed-income Assets
Beginning assets	$50,126	$52,711	(5)%
Sales[2]	18,579	21,048	(12)
Redemptions[2]	(17,463)	(23,225)	(25)
Net sales (redemptions)[2]	1,116	(2,177)	151
Net exchanges	(124)	(347)	(64)
Acquisition-related	301	0	N/A
Market gains and losses/reinvestments[1]	1,288	(61)	2,211
Ending assets	$52,707	$50,126	5%

1
Reflects approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Total Changes in Equity and Fixed-Income Assets

in millions for the years ended December 31,	2014	2013	Percent Change
Funds
Beginning assets	$67,703	$65,630	3%
Sales	26,326	26,145	1
Redemptions	(22,650)	(29,403)	(23)
Net sales (redemptions)	3,676	(3,258)	213
Net exchanges	(312)	(137)	128
Acquisition-related	301	0	N/A
Market gains and losses/reinvestments[1]	2,229	5,468	(59)
Ending assets	$73,597	$67,703	9%

Separate Accounts
Beginning assets	$26,571	$22,091	20%
Sales[2]	6,929	6,787	2
Redemptions[2]	(5,226)	(5,154)	1
Net sales[2]	1,703	1,633	4
Net exchanges	230	4	5,650
Market gains and losses[3]	2,032	2,843	(29)
Ending assets	$30,536	$26,571	15%

Total Assets
Beginning assets	$94,274	$87,721	7%
Sales[2]	33,255	32,932	1
Redemptions[2]	(27,876)	(34,557)	(19)
Net sales (redemptions)[2]	5,379	(1,625)	431
Net exchanges	(82)	(133)	(38)
Acquisition-related	301	0	N/A
Market gains and losses/reinvestments[1]	4,261	8,311	(49)
Ending assets	$104,133	$94,274	10%

1
Reflects approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Changes in Federated’s average asset mix year-over-year across both asset class and product types have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type over the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2014	2013	2012	2014	2013	2012
By Asset Class
Money market assets	71%	74%	75%	32%	39%	47%
Fixed-income assets	14%	14%	14%	22%	23%	21%
Equity assets	14%	10%	9%	45%	37%	31%
Liquidation portfolio	1%	2%	2%	0%	0%	0%
Other activities	--	--	--	1%	1%	1%
By Product Type
Mutual Funds:
Money market assets	62%	65%	68%	30%	37%	46%
Fixed-income assets	11%	11%	11%	20%	21%	19%
Equity assets	9%	7%	6%	37%	31%	26%
Separate Accounts:
Money market assets	9%	9%	7%	2%	2%	1%
Fixed-income assets	3%	3%	3%	2%	2%	2%
Equity assets	5%	3%	3%	8%	6%	5%
Liquidation Portfolio	1%	2%	2%	0%	0%	0%
Other Activities	--	--	--	1%	1%	1%
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
As of December 31, 2014, total managed assets decreased 4% from December 31, 2013 primarily as a result of decreases in money market assets and assets in the liquidation portfolio, partially offset by increases in equity and fixed-income assets. Average managed assets decreased 3% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Period-end money market assets decreased 6% at December 31, 2014 as compared to December 31, 2013. Average money market assets decreased 7% for 2014 compared to 2013, following the industry trend resulting from the accommodative monetary policy environment. Short-term interest rates remained low throughout 2014 as the FOMC kept the near-zero federal funds rate unchanged in the continuous pursuit of a sustained economic recovery. In the bond market, Treasury yields moved measuredly, with the yield curve flattening as intermediate rates increased slightly while long-term rates dipped, resulting from the U.S. economy continuing to improve and spread-sector yields responding appropriately. Period-end fixed-income assets increased 5% at December 31, 2014 as compared to December 31, 2013 primarily as a result of market appreciation, and to a lesser extent, net sales, while average fixed-income assets remained flat for 2014 as compared to 2013. Period-end equity assets increased 16% at December 31, 2014 as compared to December 31, 2013 primarily due to net sales, and to a lesser extent, market appreciation. Average equity assets increased 22% for 2014 as compared to 2013. Despite greater equity-market volatility late in the third quarter and into the fourth quarter of 2014, both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, reached record highs in late December. Assets in the liquidation portfolio were fully liquidated in the fourth quarter of 2014.
As of December 31, 2013, total managed assets decreased 1% from December 31, 2012 primarily as a result of decreases in money market and fixed-income assets, partially offset by an increase in equity assets. Average managed assets increased 2% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Period-end money market assets decreased 3% at December 31, 2013 as compared to December 31, 2012. Average money market assets remained flat for 2013 compared to 2012, following the industry trend in the accommodative monetary policy environment. Short-term interest rates remained low throughout 2013 as the FOMC kept the near-zero federal funds rate unchanged in pursuit of a sustained economic recovery. In the bond market, anticipation of the beginning of the Governors' tapering, impacting long-term bond rates, contributed to fund outflows industrywide in the second half of 2013. In this difficult year for the bond market overall, period-end fixed-income assets decreased 5% at December 31, 2013 as compared to December 31, 2012 primarily as a result of net redemptions, while average fixed-income assets increased 5% for 2013 as compared to 2012. In equities, the S&P 500 Index rose nearly 30%, as the market benefited from economic growth, rising corporate profits and the continuation of the Governors' economic stimulus. Period-end equity assets increased 26% at December 31, 2013 as compared to December 31, 2012 primarily due to market appreciation, and to a lesser extent, net sales. Average equity assets increased 17% for 2013 compared to 2012 during a strong year for the equity market. Average assets in the liquidation portfolio decreased 19% for 2013 compared to 2012 due to the continued gradual liquidation of the portfolio during 2013.

Results of Operations
Revenue. The following table sets forth components of total revenue for the three years ended December 31:

in millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue from managed assets	$852.1	$868.7	$937.9	(2)%	(7)%
Revenue from sources other than managed assets	7.2	9.7	7.8	(26)	24
Total revenue	$859.3	$878.4	$945.7	(2)%	(7)%
Revenue from managed assets decreased $16.6 million in 2014 as compared to 2013 primarily due to (1) a decrease of $46.2 million from lower average money market assets, (2) a decrease of $21.6 million resulting from an increase in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and (3) a decrease of $7.5 million resulting from a change in the mix of average fixed-income assets. These decreases in revenue were partially offset by an increase of $64.1 million from higher average equity assets.
See Note (3) to the Consolidated Financial Statements for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.
Federated’s ratio of revenue from managed assets to average managed assets for 2014 was 0.24% as compared to 0.23% for 2013. The increase in the rate was primarily due to the increase in average managed assets invested in higher fee-paying equity products for 2014 as compared to 2013, partially offset by the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for the same period of comparison.
Revenue from managed assets decreased $69.2 million in 2013 as compared to 2012 primarily due to an increase of $98.0 million in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields and a decrease of $3.4 million due to lower average money market assets. This decrease in revenue was partially offset by an increase of $34.1 million resulting from higher average equity assets.
Federated’s ratio of revenue from managed assets to average managed assets for 2013 was 0.23% as compared to 0.26% for 2012. The decrease in the rate was primarily due to the increase in voluntary fee waivers to maintain positive or zero net yields on certain money market funds for 2013 as compared to 2012, partially offset by the increase in average managed assets invested in higher fee-paying equity products for the same period of comparison.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the three years ended December 31:

in millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Compensation and related	$285.3	$269.1	$257.6	6%	4%
Distribution	197.9	212.9	253.4	(7)	(16)
Professional service fees	30.2	37.1	18.9	(19)	96
All other	107.9	107.5	103.2	0	4
Total operating expenses	$621.3	$626.6	$633.1	(1)%	(1)%
Total operating expenses for 2014 decreased $5.3 million compared to 2013. Distribution expense decreased $15.0 million in 2014 as compared to 2013 primarily due to $20.6 million related to lower average money market assets, a $3.9 million decrease related to the customer mix of average fixed-income assets and a $3.7 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $13.7 million increase related to higher average equity assets. Compensation and related expense increased $16.2 million in 2014 as compared to 2013 reflecting an $8.5 million increase in incentive compensation primarily driven by sales and investment management performance, a $3.8 million increase related to increased salary levels, a $2.2 million increase in other employee expenses including payroll taxes and benefits and a $1.7 million increase in incentive compensation as a result of the finalization of prior-year estimates during the first quarter of each year. Professional service fees decreased $6.9 million in 2014 as compared to 2013 primarily due to a decrease in legal fees and outsourced technology-related consultants.
Total operating expenses for 2013 decreased $6.5 million compared to 2012. Distribution expense decreased $40.5 million in 2013 as compared to 2012 primarily due to a $58.6 million decrease resulting from higher fee waivers associated with maintaining positive or zero net yields on certain money market funds, partially offset by a $13.8 million increase related to the customer mix of average money market assets and a $5.5 million increase related to higher average equity assets. Professional service fees increased $18.2 million in 2013 compared to 2012 primarily due to the recognition of insurance proceeds in 2012 related to claims submitted over the past several years related to various legal proceedings. Compensation and related expense increased $11.5 million in 2013 as compared to 2012 reflecting a $5.3 million increase in base compensation primarily due to increased salary levels, a $4.2 million increase in incentive compensation primarily due to an increase in bonus expense driven primarily by investment management performance and a $2.0 million increase in other employee expenses, including payroll taxes and benefits.
Nonoperating Income (Expenses). Nonoperating income (expenses), net, decreased $5.9 million in 2014 as compared to 2013. The decrease is primarily due to a $12.0 million decrease in Gain on securities, net primarily due to the decrease in gains on the sale of available-for-sale securities ($8.6 million) and a decrease in net gains from trading securities primarily due to the minimal change in their fair value in 2014 as compared to an increase in 2013 ($3.5 million). These decreases were partially offset by a $3.8 million decrease in Other, net primarily due to impairment charges of an equity-method investment recorded in 2013 and a $2.9 million decrease in Debt expense primarily due to a lower average outstanding loan balance ($1.5 million) and a lower average interest rate ($1.1 million) resulting primarily from a portion of the Term Loan no longer being covered by an interest rate swap as the swap approaches maturity (see Note (10) to the Consolidated Financial Statements for additional information).
Nonoperating income (expenses), net, increased $11.4 million in 2013 as compared to 2012. The increase is primarily due to a $10.1 million increase in Gain on securities, net primarily due to increased gains on the sale of certain available-for-sale securities and a $2.0 million decrease in Debt expense primarily due to a lower average outstanding loan balance.
Income Taxes. The income tax provision for 2014, 2013, and 2012 was $89.5 million, $92.7 million, and $110.9 million, respectively. The provision for 2014 decreased $3.2 million as compared to 2013 primarily due to lower Income before income taxes. The provision for 2013 decreased $18.2 million as compared to 2012 primarily due to lower Income before income taxes. The effective tax rate was 37.4% for 2014, 35.8% for 2013 and 35.9% for 2012. The lower effective tax rate in 2013 primarily relates to reversals of valuation allowances related to prior year capital losses. See Note (14) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
For 2014, Federated's pretax book income was $69.7 million in excess of federal taxable income due primarily to temporary tax differences of $60.1 million associated with certain intangible assets.
For 2013, Federated's pretax book income was $71.0 million in excess of federal taxable income due primarily to temporary tax differences of $55.1 million associated with certain intangible assets and $10.5 million associated with capital gains recognized in the current year which, for tax purposes, were offset by capital losses reported in prior years for book purposes.
For 2012, Federated’s pretax book income was $86.3 million in excess of federal taxable income due primarily to temporary tax differences of $56.4 million associated with certain intangible assets, $9.2 million associated with capital losses recognized in 2012 for tax purposes for which impairment charges had been recognized in a prior year for book purposes and $8.3 million related to the insurance proceeds recognized as income for book purposes in 2012 versus when received in a prior year for tax purposes. See Note (9) to the Consolidated Financial Statements for additional information.
Net Income Attributable to the Noncontrolling Interests in Subsidiaries. Net income attributable to the noncontrolling interests in subsidiaries decreased $3.6 million for 2014 as compared to 2013 primarily due to the impact of higher fee waivers associated with maintaining positive or zero net yields in certain money market funds.
Net income attributable to the noncontrolling interests in subsidiaries decreased $5.4 million for 2013 as compared to 2012 primarily due to the impact of higher fee waivers associated with maintaining positive or zero net yields in certain money market funds.
Net Income Attributable to Federated Investors, Inc. Net income decreased $12.9 million in 2014 as compared to 2013 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2014 decreased $0.13 as compared to 2013 primarily due to decreased net income.

Net income decreased $25.9 million in 2013 as compared to 2012 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2013 decreased $0.24 as compared to 2012 primarily due to decreased net income.
Liquidity and Capital Resources
Liquid Assets. At December 31, 2014, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $318.7 million as compared to $303.2 million at December 31, 2013. The change in liquid assets is summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities.
At December 31, 2014, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, for cash invested in certain money market funds (approximately $108 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and, as required, meet the requirements of Rule 2a-7.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $192.5 million for 2014 as compared to $261.0 million for 2013. The decrease of $68.5 million was primarily due to (1) a $68.8 million decrease in trading securities activity primarily related to a consolidated sponsored investment company, which was liquidated in the fourth quarter of 2013, and no longer reported as trading securities in 2014, (2) the $19.1 million decrease in revenue primarily from managed assets previously discussed and (3) a $10.5 million decrease related to cash held by previously consolidated investment companies (see Note (4) to the Consolidated Financial Statements for additional information). These decreases were partially offset by a $5.5 million reduction in cash paid for taxes for 2014 as compared to 2013 due primarily to a $5.0 million federal income tax extension payment paid in the first quarter of 2013 while no payment was required in the first quarter of 2014. The remaining difference is primarily related to cash paid to service providers for operating activities.
Cash Used by Investing Activities. In 2014, cash used by investing activities was $16.4 million and primarily reflected $85.0 million in purchases of available-for-sale securities, $9.7 million primarily for a contingent payment related to a prior year acquisition and $8.9 million for property and equipment, partially offset by the receipt of $87.1 million in proceeds from redemptions of available-for-sale securities.
Cash Used by Financing Activities. In 2014, cash used by financing activities was $165.2 million. Of this amount, Federated (1) paid $104.8 million or $1.00 per share in dividends to holders of its common shares, (2) repaid $34.0 million of its long-term debt obligations (see Note (10) to the Consolidated Financial Statements for additional information), (3) paid $27.2 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (13) to the Consolidated Financial Statements for additional information) and (4) paid $3.0 million for contingent payments related to prior year acquisitions for which the acquisition-date fair value of the contingent liabilities was recorded upon initial acquisition.
Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. Federated made principal payments on the Term Loan of $34.0 million in 2014, and $42.5 million in both 2013 and 2012. As of December 31, 2014, the entire $200 million revolving credit facility was available for borrowings. The interest rate swap that Federated entered into to hedge interest rate risk associated with Federated's original term loan facility (Swap) remains in effect. The Swap converts the variable interest rate on the Term Loan to a fixed rate of 3.521% for the amount of the Term Loan covered by the Swap until the Swap's expiration on April 1, 2015. See Note (10) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2014. An interest coverage ratio of at least 4 to 1 is required and as of December 31, 2014, the interest coverage ratio was 34.5 to 1. A leverage ratio of no more than 3 to 1 is required and as of December 31, 2014, the leverage ratio was 0.8 to 1. The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed or any liabilities related to the Swap.
Dividends. Cash dividends of $104.8 million, $102.5 million and $256.8 million were paid in 2014, 2013 and 2012, respectively, to holders of Federated common stock. Of the amount paid in 2012, $156.9 million represented a $1.51 per share special dividend paid in the fourth quarter. All dividends are considered ordinary dividends for tax purposes.
Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, restructuring existing money market products and funding property, equipment and technology. As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.
On January 22, 2015, the board of directors declared a $0.25 per share dividend to shareholders of record as of February 6, 2015, resulting in $26.2 million being paid on February 13, 2015.
On February 19, 2015, the board of directors authorized management to purchase up to 4 million additional shares of Federated Class B common stock with no stated expiration date for the buy back program. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire and restore to authorized but unissued status the repurchased stock (rather than holding it in treasury). See Note (13) to the Consolidated Financial Statements for additional information.
Management estimates that of the $19.1 million of deferred tax assets (net of valuation allowances) at December 31, 2014, $10.2 million and $3.8 million will reverse in 2015 and 2016, respectively, as tax deductions are taken in those years for various expenses recorded in 2014 or prior years, primarily related to certain compensation-related expenses.
After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $436 million.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill and treasury stock as of December 31, 2014.
Other current liabilities at December 31, 2014 decreased $16.4 million from December 31, 2013 primarily due to $12.1 million in contingent payments relating to prior year business acquisitions (see Note (18) to the Consolidated Financial Statements for additional information) and payments of $4.1 million relating to the Swap (see Note (10) to the Consolidated Financial Statements for additional information).
Long-term deferred tax liability, net at December 31, 2014 increased $19.6 million from December 31, 2013 primarily as a result of tax amortization deductions related to indefinite lived assets, which are not amortized for book purposes, but rather assessed for impairment each reporting period.
During the fourth quarter 2014, the board of directors authorized the retirement of 20 million treasury shares which restored these shares to authorized but unissued status. Federated recorded a $587.3 million reduction to Treasury stock, at cost using the specific-identification method and a $49.2 million reduction to Class B Common stock, at cost using the average cost method. The difference of $538.1 million was recorded as a reduction to Retained earnings. There was no impact to total equity as a result of this transaction. See Note (13) to the Consolidated Financial Statements for additional information on Treasury stock.
There were no indicators of goodwill impairment as of December 31, 2014 as Federated's market capitalization exceeded the book value of equity by more than 400%.

Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, Federated did not have any material off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities
Contractual. The following table presents, as of December 31, 2014, Federated’s significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments due in
in millions	2015	2016-2017	2018-2019	After 2019	Total
Long-term debt obligations	$29.1	$56.0	$168.2	$0.0	$253.3
Operating lease obligations	12.2	25.9	25.5	48.7	112.3
Purchase obligations	8.8	3.0	0.1	0.0	11.9
Employment-related commitments	17.0	11.9	0.0	0.0	28.9
Acquisition-related commitments	0.6	0.0	0.0	0.0	0.6
Total	$67.7	$96.8	$193.8	$48.7	$407.0
Long-term debt obligations. Amounts include principal and interest payments. Assuming the current repayment and amortization schedules on the Term Loan and Swap as of December 31, 2014, Federated’s minimum contractual interest payments are estimated to be $3.6 million, $5.0 million and $2.4 million for 2015, 2016-2017 and 2018-2019, respectively. A portion of the interest is fixed as a result of the Swap, which matures April 1, 2015. The variable portion of interest is based on the London Interbank Offering Rate (LIBOR) interest rate in effect at December 31, 2014, plus a 112.5 basis point spread, in accordance with the Credit Agreement. See Note (10) to the Consolidated Financial Statements for additional information.
Operating lease obligations. See Note (16) to the Consolidated Financial Statements for additional information.
Purchase obligations. Federated is a party to various contracts pursuant to which it receives certain services including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts expire on various dates through the year 2019. Costs for such services are expensed as incurred.
Employment-related commitments. Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments.
Acquisition-related commitments. Amount represents Federated's obligation to make acquisition-related contingent purchase price payments in cases where the related contingencies are resolved as of December 31, 2014. For a full discussion of Federated's commitments regarding acquisition-related purchase price payments, see Note (18) to the Consolidated Financial Statements.
Legal Proceedings. Federated has claims asserted and threatened against it from time to time. See Note (18) to the Consolidated Financial Statements.
Variable Interest Entities
Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). Federated determined that it was the primary beneficiary of certain investment-fund VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. See Note (4) to the Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
For a complete list of new accounting standards recently adopted by Federated and new accounting standards issued, but not yet adopted by Federated, see Note (2) to the Consolidated Financial Statements.

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
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity.
Accounting for Intangible Assets. Three aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) reconsideration of an asset's useful life. The process of determining the fair value of identifiable intangible assets at the date of acquisition requires significant management estimates and judgment as to expectations for earnings on the related managed assets acquired, redemption rates for such managed assets, growth from sales efforts and the effects of market conditions. Management often utilizes an independent valuation expert to help with this process. If actual changes in the related managed assets or the projected useful life of the intangible asset, among other assumptions, differ significantly from the estimates and judgments used in determining the initial fair value, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated’s results of operations and/or financial condition.
Indefinite-lived intangible assets are reviewed for impairment annually as of October 1 using a qualitative approach which requires the weighing of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. Management considers entity-specific and macroeconomic factors and their potential impact on significant inputs used to determine the fair value measurement for the indefinite-lived intangible assets including, primarily, changes in AUM, net revenue rates, operating margins, tax rates and discount rates. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management generally include a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts and reductions in underlying operating cash flows.
If actual changes in the underlying managed assets or other conditions indicate that it is more likely than not that the asset is impaired, or if the estimated useful life is reduced, management estimates the fair value of the intangible asset using an income approach where future cash flows are discounted. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.
At December 31, 2014, Federated had $70.9 million and $4.1 million in indefinite-lived and finite-lived intangible assets, respectively, recorded on its Consolidated Balance Sheets. No indicators of impairment existed as of December 31, 2014 or 2013 and no impairments were recorded during the years then ended.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated is exposed to fluctuations in the securities market and general economy. As an investment manager, Federated’s business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated invests in sponsored investment companies for the primary purpose of generating returns from capital appreciation, investment income, or both, or in the case of newly launched sponsored investment companies or new Separate Account strategies, to provide the product or strategy with investable cash to establish a performance history. These investments expose Federated to various market risks. A single investment can expose Federated to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2014 and 2013, Federated was exposed to interest-rate risk as a result of holding investments in fixed-income sponsored funds ($115.5 million and $102.3 million, respectively) and investments in debt securities held by certain consolidated investment companies ($12.9 million and $25.7 million, respectively). At December 31, 2014 and 2013, management considered a hypothetical 150-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations. These investments also exposed Federated to credit risk at December 31, 2014 and 2013. At December 31, 2014 and 2013, management considered a hypothetical 100-basis-point fluctuation in credit spreads. Management determined that the impact of such a fluctuation on these investments held at both December 31, 2014 and 2013 could impact Federated's financial condition and results of operations by approximately $4 million and $5 million, respectively.
Federated was also exposed to interest-rate risk as a portion of the Term Loan was not covered by the Swap at December 31, 2014. This portion of the Term Loan, or $114.8 million, bears interest based on LIBOR plus a 112.5 basis point spread, in accordance with the Credit Agreement. Upon the maturity of the Swap on April 1, 2015, the projected outstanding Term Loan balance at that time ($229.5 million) will be exposed to variable interest rates and, as a result, interest-rate risk. Management considered a hypothetical 150-basis-point fluctuation in LIBOR interest rates. Management determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations. The outstanding debt balance at December 31, 2013 ($276.3 million) was not exposed to interest-rate risk as all interest was fixed as a result of the Swap. The Term Loan also exposed Federated to credit risk at December 31, 2014 and 2013. If Federated’s credit rating were to be downgraded, Federated would be subject to an increase in both the annual facility fee and the interest rate spread, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated's financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated was exposed to price risk as a result of its $49.1 million and $44.2 million investment in sponsored equity products and strategies at December 31, 2014 and 2013, respectively. Federated’s investment in these products represents its maximum exposure to loss. At both December 31, 2014 and 2013, management considered a hypothetical 20% fluctuation in fair value and determined that the impact of such a fluctuation on these investments could impact Federated’s financial condition and results of operations by approximately $10 million and $9 million, respectively.
Foreign exchange risk is the risk that an investment’s value will change due to changes in currency exchange rates. As of December 31, 2014 and 2013, Federated was exposed to foreign exchange risk as a result of its investments in sponsored mutual funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts held by certain foreign operating subsidiaries of Federated ($8.4 million and $7.7 million, respectively). Of these investments and cash accounts held at both December 31, 2014 and 2013, management considered a hypothetical 20% fluctuation in all applicable currency exchange rates and determined that the impact of such a fluctuation on these investments and cash accounts would not have a material effect on Federated's financial condition or results of operations. Federated also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation. Federated does not hedge these exposures.
In addition to market risks attributable to Federated’s investments, substantially all of Federated's revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated's revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2014 or 2013 remained unchanged, a 20% decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses including distribution and compensation and related expenses may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income of a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated’s revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Federated Investors, Inc.’s (Federated) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect Federated’s operations and financial position. The consolidated financial statements include amounts based on management’s best estimates and judgments considering currently available information and management’s view of current conditions and circumstances.
Management is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the effectiveness of Federated’s internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2014, Federated’s internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued an attestation report on Federated’s internal control over financial reporting.

Federated Investors, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 20, 2015

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
Federated Investors, Inc.
We have audited the accompanying consolidated balance sheets of Federated Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated Investors, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federated Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 20, 2015

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Federated Investors, Inc.
We have audited Federated Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Federated Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Federated Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014 of Federated Investors, Inc. and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 20, 2015

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$115,267	$104,443
Investments—affiliates	143,190	129,413
Investments—consolidated investment companies	31,853	53,476
Investments—other	7,028	4,846
Receivables, net of reserve of $34 and $59, respectively	27,965	29,320
Prepaid expenses	12,931	12,860
Other current assets	3,821	4,960
Total current assets	342,055	339,318
Long-Term Assets
Goodwill	658,837	658,743
Renewable investment advisory contracts	68,970	68,595
Other intangible assets, net	6,040	8,007
Property and equipment, net	38,638	40,088
Other long-term assets	25,979	21,046
Total long-term assets	798,464	796,479
Total assets	$1,140,519	$1,135,797
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$77,917
Accounts payable and accrued expenses	34,930	36,364
Accrued compensation and benefits	75,661	70,272
Other current liabilities	13,230	29,652
Total current liabilities	149,321	214,205
Long-Term Liabilities
Long-term debt	216,750	198,333
Long-term deferred tax liability, net	140,849	121,203
Other long-term liabilities	20,250	20,195
Total long-term liabilities	377,849	339,731
Total liabilities	527,170	553,936
Commitments and contingencies (Note (18))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	3,697	15,517
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 and 129,505,456 shares issued, respectively	270,831	295,769
Retained earnings	505,394	1,022,608
Treasury stock, at cost, 4,586,809 and 24,715,473 shares Class B common stock, respectively	(165,258)	(751,239)
Accumulated other comprehensive loss, net of tax	(1,662)	(1,208)
Total Federated Investors, Inc. shareholders’ equity	609,494	566,119
Nonredeemable noncontrolling interest in subsidiary	158	225
Total permanent equity	609,652	566,344
Total liabilities, temporary equity and permanent equity	$1,140,519	$1,135,797
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2014	2013	2012
Revenue
Investment advisory fees, net—affiliates	$461,919	$486,798	$560,978
Investment advisory fees, net—other	95,399	84,154	69,856
Administrative service fees, net—affiliates	213,136	222,487	225,529
Other service fees, net—affiliates	73,137	66,998	74,103
Other service fees, net—other	10,902	12,610	11,799
Other, net	4,757	5,318	3,441
Total revenue	859,250	878,365	945,706
Operating Expenses
Compensation and related	285,337	269,138	257,622
Distribution	197,943	212,901	253,445
Professional service fees	30,216	37,082	18,925
Office and occupancy	29,968	26,301	24,828
Systems and communications	25,794	25,801	25,716
Advertising and promotional	13,330	15,094	13,413
Travel and related	13,219	13,671	12,838
Other	25,494	26,634	26,326
Total operating expenses	621,301	626,622	633,113
Operating income	237,949	251,743	312,593
Nonoperating Income (Expenses)
Investment income, net	6,071	6,590	6,756
Gain on securities, net	4,972	16,986	6,911
Debt expense	(9,611)	(12,464)	(14,441)
Other, net	(29)	(3,840)	(3,308)
Total nonoperating income (expenses), net	1,403	7,272	(4,082)
Income before income taxes	239,352	259,015	308,511
Income tax provision	89,530	92,660	110,883
Net income including the noncontrolling interests in subsidiaries	149,822	166,355	197,628
Less: Net income attributable to the noncontrolling interests in subsidiaries	586	4,178	9,540
Net income	$149,236	$162,177	$188,088
Amounts Attributable to Federated Investors, Inc.
Earnings per share—Basic and Diluted	$1.42	$1.55	$1.79
Cash dividends per share	$1.00	$0.98	$2.47
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2014	2013	2012
Net income including the noncontrolling interests in subsidiaries	$149,822	$166,355	$197,628

Other comprehensive (loss) income, net of tax
Permanent equity
Unrealized loss on interest rate swap	(67)	(254)	(2,052)
Reclassification adjustment related to interest rate swap	2,983	4,140	4,615
Unrealized (loss) gain on securities available for sale	(88)	4,179	5,339
Reclassification adjustment related to securities available for sale	(2,624)	(6,237)	(2,020)
Foreign currency items	(658)	(99)	(334)
Reclassification adjustment related to foreign currency items	0	0	127
Temporary equity
Foreign currency translation gain (loss)	0	5,771	(215)
Other comprehensive (loss) income, net of tax	(454)	7,500	5,460
Comprehensive income including noncontrolling interest in subsidiaries	149,368	173,855	203,088
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	609	6,829	(147)
Less: Comprehensive (loss) income attributable to nonredeemable noncontrolling interest in subsidiary	(23)	3,120	9,472
Comprehensive income attributable to Federated Investors, Inc.	$148,782	$163,906	$193,763
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2012	9,000	103,743,090	25,762,366
Net income	0	0	0
Other comprehensive income (loss), net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	1,019,773	(1,019,773)
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(321,687)	321,687
Other	0	0	0
Balance at December 31, 2012	9,000	104,441,176	25,064,280
Net income	0	0	0
Other comprehensive income, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	994,150	(994,150)
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(645,343)	645,343
Other	0	0	0
Balance at December 31, 2013	9,000	104,789,983	24,715,473
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	1,069,081	(1,069,081)
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(940,417)	940,417
Retirement of treasury stock	0	0	(20,000,000)
Balance at December 31, 2014	9,000	104,918,647	4,586,809
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Investors, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$253,139	$1,069,913	$(772,481)	$(8,612)	$541,959	$718	$542,677	$506
0	188,088	0	0	188,088	9,472	197,560	68
0	0	0	5,675	5,675	0	5,675	(215)
0	0	0	0	0	0	0	14,070
0	0	0	0	0	0	0	5,353
20,747	(17,189)	18,793	0	22,351	0	22,351	0
0	(256,319)	0	0	(256,319)	(8,946)	(265,265)	(12,514)
0	0	(6,334)	0	(6,334)	0	(6,334)	0
0	12	0	0	12	0	12	0
273,886	984,505	(760,022)	(2,937)	495,432	1,244	496,676	7,268
0	162,177	0	0	162,177	3,120	165,297	1,058
0	0	0	1,729	1,729	0	1,729	5,771
0	0	0	0	0	0	0	21,671
0	0	0	0	0	0	0	64,292
22,072	(21,424)	22,969	0	23,617	0	23,617	0
0	(102,455)	0	0	(102,455)	(4,139)	(106,594)	(84,543)
0	0	(14,186)	0	(14,186)	0	(14,186)	0
0	(195)	0	0	(195)	0	(195)	0
295,958	1,022,608	(751,239)	(1,208)	566,119	225	566,344	15,517
0	149,236	0	0	149,236	(23)	149,213	609
0	0	0	(454)	(454)	0	(454)	0
0	0	0	0	0	0	0	12,129
0	0	0	0	0	0	0	(12,200)
24,262	(23,548)	25,594	0	26,308	0	26,308	0
0	(104,834)	0	0	(104,834)	(44)	(104,878)	(12,358)
0	0	(26,881)	0	(26,881)	0	(26,881)	0
(49,200)	(538,068)	587,268	0	0	0	0	0
$271,020	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2014	2013	2012
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$149,822	$166,355	$197,628
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	12,699	9,153	7,465
Depreciation and other amortization	10,704	10,435	10,445
Share-based compensation expense	21,711	20,560	20,135
Gain on disposal of assets	(6,514)	(14,950)	(5,093)
Provision for deferred income taxes	21,614	19,213	25,025
Fair-value adjustments for contingent liabilities	(1,589)	(941)	(793)
Impairment of assets	0	3,731	3,000
Net (purchases) sales of trading securities	(2,580)	66,246	66,403
Consolidation/deconsolidation of investment companies	(6,777)	3,718	947
Deferred sales commissions paid	(17,316)	(12,650)	(12,102)
Contingent deferred sales charges received	1,792	1,838	1,383
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	1,821	(4,906)	(2,552)
Decrease (increase) in prepaid expenses and other assets	136	(1,675)	3,578
Increase (decrease) in accounts payable and accrued expenses	709	(9,698)	7,727
Increase (decrease) in other liabilities	6,250	4,543	(6,853)
Net cash provided by operating activities	192,482	260,972	316,343
Investing Activities
Purchases of securities available for sale	(84,988)	(91,866)	(58,284)
Cash paid for business acquisitions	(9,697)	(8,524)	(14,064)
Proceeds from redemptions of securities available for sale	87,117	108,595	92,398
Cash paid for property and equipment	(8,850)	(10,316)	(8,675)
Net cash (used) provided by investing activities	(16,418)	(2,111)	11,375
Financing Activities
Dividends paid	(104,840)	(102,515)	(256,750)
Purchases of treasury stock	(27,239)	(12,995)	(6,633)
Distributions to noncontrolling interests in subsidiaries	(12,402)	(88,682)	(21,460)
Contributions from noncontrolling interests in subsidiaries	12,129	21,671	14,070
Cash paid for contingent liabilities	(2,991)	0	0
Proceeds from shareholders for share-based compensation	2,046	1,545	1,604
Excess tax benefits from share-based compensation	2,666	1,973	2,974
Payments on debt	(34,000)	(42,500)	(42,500)
Other financing activities	(609)	(500)	(711)
Net cash used by financing activities	(165,240)	(222,003)	(309,406)
Net increase in cash and cash equivalents	10,824	36,858	18,312
Cash and cash equivalents, beginning of year	104,443	67,585	49,273
Cash and cash equivalents, end of year	$115,267	$104,443	$67,585
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$66,733	$72,196	$79,817
Interest	$8,758	$11,288	$13,091
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2014, 2013 and 2012)

(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated Investors, Inc. and its consolidated subsidiaries (collectively, Federated) provides investment advisory, administrative, distribution and other services primarily to the Federated Funds and Separate Accounts in both domestic and international markets. For presentation purposes in the Consolidated Financial Statements, the Federated-sponsored mutual funds are considered to be affiliates of Federated.
The majority of Federated’s revenue is derived from investment advisory services provided to the Federated Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These subsidiaries are registered as investment advisers under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
Federated's U.S.-domiciled mutual funds are distributed by a wholly owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Federated's non-U.S.-domiciled products are distributed by wholly owned subsidiaries and a third-party distribution firm which are registered under applicable jurisdictional law. Federated’s investment products are primarily distributed within the wealth management and trust, broker/dealer, institutional and international markets.
(b) Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.
(c) Reclassification of Prior Period Financial Statements
Certain items previously reported have been reclassified to conform with the current year’s presentation.
(d) Principles of Consolidation
The Consolidated Financial Statements include the accounts of Federated and entities or sponsored products in which Federated holds a controlling financial interest. A controlling financial interest is determined by the extent of Federated’s (1) decision-making ability through voting interests, (2) decision-making ability and rights/obligations to benefits/losses through variable interest or (3) participation in the economic risks and rewards of the entity through variable interests. To the extent Federated’s controlling financial interest in a consolidated subsidiary represents less than 100% of the subsidiary’s equity, Federated recognizes noncontrolling interests in subsidiaries. In the case of consolidated sponsored products (see Note (4)), the noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder. As such, these noncontrolling interests are deemed to represent temporary equity and are classified as redeemable noncontrolling interests in subsidiaries in the mezzanine section of the Consolidated Balance Sheets. All other noncontrolling interests in subsidiaries are classified as permanent equity. All significant intercompany accounts and transactions have been eliminated.
Federated applies the provisions of the Financial Accounting Standards Board’s (FASB) consolidation model for variable interest entities (VIEs). As a result, Federated applies two different approaches to consider VIEs for possible consolidation. For non-investment fund entities, Federated considers a qualitative model for identifying whether its interest in a VIE is a controlling financial interest. The qualitative model considers whether Federated has: (1) the ability to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or to provide rights to receive benefits from the VIE that could potentially be significant to the VIE. Federated reevaluates the need for consolidation under this qualitative approach on an ongoing basis.
For Federated’s interests in certain investment funds that meet the definition of VIEs, Federated evaluates the extent of its participation in the economic risks and rewards of the entity based on a quantitative model to determine whether consolidation is necessary. In cases where the results of the quantitative model indicate that Federated’s interest in such an entity absorbs the majority of the variability in the entity’s net assets, Federated is deemed to be the primary beneficiary and thus consolidates the entity.
The equity method of accounting was used to account for an investment in an entity in which Federated’s noncontrolling equity investment was deemed to give it the ability to exercise significant influence over the operating and financial policies of the investee. This equity-method investment was included in Other long-term assets on the Consolidated Balance Sheets. The proportionate share of income or loss was included in Nonoperating Income (Expenses) – Other, net on the Consolidated Statements of Income. The investment was subject to review for other-than-temporary impairments as indicators arose. The carrying value of the investment was deemed to be other-than-temporarily impaired in 2013 and 2012 and impairment charges of $3.7 million and $3.0 million, respectively, were recorded in Nonoperating Income (Expenses) – Other, net to write the asset down to zero carrying value as of December 31, 2013.
(e) Business Combinations
Beginning in 2009, business combinations are accounted for under the acquisition method of accounting. Results of operations of an acquired business are included from the date of acquisition. Management estimates the fair value of the acquired assets, including identifiable intangible assets, and assumed liabilities based on their estimated fair values as of the date of acquisition. Goodwill on the Consolidated Balance Sheets represents the cost of a business acquisition in excess of the fair value of the acquired net assets. The fair value of contingent consideration is recorded as a liability in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets as of the acquisition date. This liability is re-measured at fair value each quarter end with changes in fair value recognized in Operating Expenses – Other on the Consolidated Statements of Income. For a discussion regarding the approach used to estimate the fair value of such liabilities, see Note (5).
(f) Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with original maturities of 90 days or less at the date of acquisition, which includes money market accounts and deposits with banks.
(g) Investments
Federated's investments are categorized as Investments—affiliates, Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets. Investments—affiliates represent Federated’s available-for-sale investments in Federated-sponsored fluctuating-value mutual funds. These investments are carried at fair value with unrealized gains or losses on these securities included in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain on securities, net on the Consolidated Statements of Income. Investments—consolidated investment companies represent trading securities held by Federated as a result of consolidating certain Federated-sponsored investment companies. Investments—other represent other trading investments held in Separate Accounts for which Federated is the beneficiary. Trading securities are carried at fair value with changes in fair value recognized in Gain on securities, net on the Consolidated Statements of Income. See Note (6) for additional information regarding investments held as of December 31, 2014 and 2013.
The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (5) for additional information regarding the fair value of investments held as of December 31, 2014 and 2013. On a periodic basis, management evaluates the carrying value of investments for impairment. With respect to its investments in fluctuating-value mutual funds, management considers various criteria, including the duration and extent of a decline in fair value, the ability and intent of management to retain the investment for a period of time sufficient to allow the value to recover and the financial condition and near-term prospects of the fund and the underlying investments of the fund, to determine whether a decline in fair value is other than temporary. If, after considering these criteria, management believes that a decline is other than temporary, the carrying value of the security is written down to fair value through the Consolidated Statements of Income. There were no impairments to investments recognized during the years ended December 31, 2014, 2013, and 2012.

(h) Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in Gain on securities, net on the Consolidated Statements of Income.
From time to time, Federated may also enter into and designate as accounting hedges derivative financial instruments to hedge interest-rate exposures with respect to variable-rate loan facilities (cash flow hedges) or to hedge foreign-currency exchange risk with respect to non-U.S. dollar trading investments in consolidated investment companies (net investment hedges). To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the hedged item. For cash flow hedges and net investment hedges, the effective portions of the change in the fair value of the derivative are reported as a component of Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets and subsequently reclassified to earnings in the period or periods during which the hedged item affects earnings. The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in earnings. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. If hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the Consolidated Balance Sheets at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive loss, net of tax will be recognized immediately into earnings. If hedge accounting is discontinued because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive loss, net of tax up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive loss, net of tax until the forecasted transaction or the hedged item affects earnings. See Note (5) and Note (10) for additional information on the fair value of the cash flow hedge held at December 31, 2014. Federated did not hold any net investment hedges at December 31, 2014 or 2013.

(i) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 12 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Office and occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. During 2014 and 2013, $7.4 million and $5.1 million, respectively, of fully depreciated assets were taken out of service. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.
Management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value which is determined based on prices of similar assets if available or discounted cash flows. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income. There were no impairment adjustments recognized during the years ended December 31, 2014, 2013 and 2012.
(j) Costs of Computer Software Developed or Obtained for Internal Use
Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the applicable accounting guidance relating to intangibles—goodwill and other—internal-use software. These capitalized costs are included in Property and equipment, net on the Consolidated Balance Sheets and are amortized using the straight-line method over the shorter of the estimated useful life of the software or four years. These assets are subject to the impairment test used for other categories of property and equipment described in Note (1)(i).
(k) Intangible Assets and Goodwill
Intangible assets, consisting primarily of goodwill and renewable investment advisory contracts acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model considers various factors to project future cash flows expected to be generated from the asset.

Given the investment advisory nature of Federated’s business and of the businesses acquired over the years, these factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and incremental operating expenses of the acquired asset are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. After the fair value of all separately identifiable assets has been estimated, goodwill is recorded to the extent the consideration paid for the acquisition exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities.
Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the fact that Federated’s operations are managed as a single business: investment management. Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated uses a qualitative approach to test for potential impairment of goodwill. If after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two-step process to test for and measure impairment is performed which begins with an estimation of the fair value of its reporting unit by considering Federated’s market capitalization. If Federated’s market capitalization falls to a level below its recorded book value of equity, Federated’s goodwill would be considered for possible impairment. There were no impairments to goodwill recognized during the years ended December 31, 2014, 2013 or 2012.
Federated has determined that certain acquired assets, specifically, certain renewable investment advisory contracts, have indefinite useful lives. In reaching this conclusion, management considered the legal, regulatory and contractual provisions of the investment advisory contract that enable the renewal of the contract, the level of cost and effort required in renewing the investment advisory contract, and the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and existence. The contracts generally renew annually and the value of these acquired assets assumes renewal. These indefinite-lived intangible assets are reviewed for impairment annually using a qualitative approach which requires that positive and negative evidence collected as a result of considering various factors be weighed in order to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In addition, on a quarterly basis management reconsiders whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management include a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts and reductions in underlying operating cash flows. Federated estimates the fair value of the indefinite-lived intangible asset and compares it to the book value of the asset to determine whether an impairment charge is necessary. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value. There were no impairments to indefinite-lived intangible assets recognized during the years ended December 31, 2014, 2013 or 2012.
Federated generally amortizes finite-lived identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from 7 to 11 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible assets, Federated compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets. There were no impairments to finite-lived intangible assets recognized during the years ended December 31, 2014, 2013 or 2012.
(l) Deferred Sales Commissions
Federated pays upfront commissions to broker/dealers to promote the sale of certain mutual fund shares. Under various fund-related contracts, Federated is entitled to distribution and servicing fees from the mutual fund over the life of such shares. Both of these fees are calculated as a percentage of average managed assets associated with the related classes of shares. For certain share classes, Federated is also entitled to receive a contingent deferred sales charge (CDSC), which is collected from certain redeeming shareholders.

For share classes that pay both a distribution fee and CDSC, Federated generally capitalizes a portion of the upfront commissions as deferred sales commissions, dependent upon expected recoverability rates. The deferred sales commission asset (included in Other long-term assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of up to eight years. Deferred sales commission amortization expense was $12.7 million, $9.2 million and $7.5 million for 2014, 2013 and 2012, respectively, and was included in Operating Expenses – Other on the Consolidated Statements of Income.
Distribution and shareholder service fees are recognized in Other service fees, net—affiliates on the Consolidated Statements of Income over the life of the mutual fund share class. CDSCs collected on these share classes are used to reduce the deferred sales commission asset. Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted cash flows. There were no impairments to the deferred sales commission asset during the years ended December 31, 2014, 2013 or 2012.
For share classes that do not pay both a distribution fee and CDSC, Federated expenses the cost of the upfront commission as incurred in Distribution expense on the Consolidated Statements of Income and credits Distribution expense for any CDSCs collected.
(m) Foreign Currency Translation
The balance sheets of certain wholly owned foreign subsidiaries of Federated and certain consolidated foreign-denominated investment products are translated at the current exchange rate as of the end of the reporting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.
(n) Treasury Stock
Federated accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Investors shareholders’ equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific-identification basis. Additional paid-in capital from treasury stock transactions is increased as Federated reissues treasury stock for more than the cost of the shares. If Federated issues treasury stock for less than its cost, Additional paid-in capital from treasury stock transactions is reduced to no less than zero. Once this account is at zero, any further required reductions are recorded to Retained earnings on the Consolidated Balance Sheets.
(o) Revenue Recognition
Revenue from providing investment advisory, administrative and other services (including distribution and shareholder servicing) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are generally calculated as a percentage of total net assets of the investment portfolios that are managed by Federated. The fair value of the investment portfolios is primarily determined using quoted market prices or independent third-party pricing services and broker or dealer price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. For the periods presented, a de minimus amount of AUM were priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. Federated may waive certain fees for competitive reasons, such as to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Federated waived fees of $764.3 million, $802.5 million and $709.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, nearly all of which was for competitive reasons. The decrease for the year ended December 31, 2014 as compared to the same period of 2013 was primarily due to a $57.2 million decrease in competitive waivers, partially offset by a $21.6 million increase in fee waivers to maintain positive or zero net yields. Fee waivers may increase as a result of continued waivers to maintain positive or zero net yields and for other competitive reasons. Fee waivers to maintain positive or zero net yields are partially offset by a related reduction to distribution expense and net income attributable to noncontrolling interests (see Note (3) for additional information on the net impact of these waivers).

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated’s revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management’s analysis is based on whether Federated is acting as the principal service provider or as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties.

(p) Share-Based Compensation
Federated recognizes compensation costs based on grant-date fair value for all share-based awards granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006 for which requisite service has not yet been provided.
Federated issues shares for share-based awards from treasury stock. For restricted stock awards, the fair value of the award is calculated as the difference between the closing fair value of Federated’s Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated’s awards are generally subject to graded vesting schedules. Compensation and related expense is adjusted for estimated forfeitures and is recognized on a straight-line or modified straight-line basis over the requisite service period of the award. Compensation and related expense also includes dividends paid on forfeited awards. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
For awards granted prior to January 1, 2006 with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the vesting period of the awards, regardless of the employee’s attainment of retirement age. Beginning January 1, 2006, for all newly granted awards with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum age requirement for retirement.
(q) Leases
Federated classifies leases as operating in accordance with the provisions of lease accounting. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. The liability is then amortized when scheduled payments are in excess of the straight-line rent expense. Build-out allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the effective date of the lease. The current portion of unamortized deferred lease costs and build-out allowances is included in Other current liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets.
(r) Advertising Costs
Federated generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other current assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed. Federated expensed advertising costs of $2.2 million, $2.9 million and $2.7 million in 2014, 2013 and 2012, respectively, which were included in Advertising and promotional expense on the Consolidated Statements of Income.
(s) Income Taxes
Federated accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federated recognizes a valuation allowance if, based on the weight of available evidence regarding future taxable income, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(t) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, Federated’s unvested restricted stock awards with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. Dividends paid on unvested restricted shares and their proportionate share of undistributed earnings, if any, are excluded from the computation of earnings per share attributable to Federated Investors, Inc.
(u) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax is reported in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on securities available for sale, foreign currency translation adjustments and unrealized gain or loss on the effective portion of derivative instruments designated and qualifying as a cash flow or net investment hedge.
(v) Loss Contingencies
Federated accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings, if any, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a lawsuit and management’s estimate. These differences could have a material impact on Federated’s results of operations, financial position and/or cash flows. Recoveries of losses are recognized on the Consolidated Statements of Income when receipt is deemed probable, or when final approval is received by the insurance carrier.
(w) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it may earn revenue and incur expenses for which discrete financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.
Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated operates in one operating segment, the investment management business, nearly all of which is conducted within the U.S. Federated’s Chief Executive Officer (CEO) is Federated’s chief operating decision maker. Federated’s CEO utilizes a consolidated approach to assess performance and allocate resources.

(2) Recent Accounting Pronouncements
(a) Investment Companies
Effective, January 1, 2014, Federated adopted FASB Accounting Standards Update (ASU) 2013-08, Financial Services-Investment Companies (Topic 946) amending the criteria for an entity to qualify as an investment company under GAAP. Any entity regulated under the 1940 Act is automatically an investment company under the new definition. The update also amends certain disclosure requirements and measurement criteria. The adoption of the update did not have a material impact on Federated's Consolidated Financial Statements as the consolidated sponsored products continue to meet the investment company criteria.
(b) Revenue Recognition
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
(c) Consolidation
On February 18, 2015, the FASB issued as final, ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015.

Early adoption is permitted, including adoption in an interim period. The update allows for the use of either a full retrospective or a modified retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

(3) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table summarizes the percentage of total revenue earned from Federated's asset classes over the last three years:

	2014	2013	2012
Money market assets	32%	39%	47%
Equity assets	45%	37%	31%
Fixed-income assets	22%	23%	21%
The change in the relative proportion of Federated's revenue attributable to money market assets from 2013 to 2014 was primarily the result of lower average money market assets and increases in fee waivers for certain money market funds to maintain positive or zero net yields. The change in the relative proportion of Federated's revenue attributable to money market assets from 2012 to 2013 was primarily the result of increases in fee waivers for certain money market funds to maintain positive or zero net yields. The change in the relative proportion of Federated's revenue attributable to equity assets from 2013 to 2014 was primarily the result of higher average equity assets due to net sales, and to a lesser extent, market appreciation. The change in the relative proportion of Federated's revenue attributable to equity assets from 2012 to 2013 was primarily the result of higher average equity assets due to market appreciation, and to a lesser extent, net sales. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.
Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the 1933 Act, 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, as well as foreign laws and regulations promulgated by foreign regulatory authorities. In 2014, among other developments, the SEC promulgated new money market reform in the form of the 2014 Rules. Federated is analyzing the potential impact of these reforms. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continued to be considered in 2014, but have not yet been finalized. Federated is reallocating certain resources from regulatory efforts and continues to dedicate internal and external resources to analyze the potential impact of the 2014 Rules, and certain related regulations, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also is reallocating resources to plan and begin the implementation of product development and restructuring initiatives in response to the 2014 Rules. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws and Regulations on Federated’s Investment Management Business for additional information.
Historically Low Short-Term Interest Rates
For several years, the FOMC has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

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

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower waivers to maintain positive or zero net yields. Conversely, the opposite would also be true.
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2014	2013	2012
Revenue	$(410.6)	$(389.0)	$(291.0)
Less: Reduction in Distribution expense	280.9	277.1	218.5
Operating income	(129.7)	(111.9)	(72.5)
Less: Reduction in Noncontrolling interest	10.7	6.8	1.3
Pre-tax impact	$(119.0)	$(105.1)	$(71.2)
The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased in 2014 as compared to 2013 primarily as a result of lower yields on instruments held by the money market funds partially offset by lower average money market assets. During 2013, the negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds increased compared to 2012 primarily as a result of lower yields on instruments held by the money market funds. (See Note (20) for information regarding the quarterly pre-tax impact of these fee waivers.)
Based on recent commentary from the FOMC in a January 28, 2015 press release, (i.e. "the current 0 to 1/4 percent target range for the federal funds rate remains appropriate,") Federated is unable to predict when the FOMC will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the first quarter of 2015 may result in a negative pre-tax impact on income of approximately $28 million, which is slightly less than the impact to each quarter included in 2014 (see Note (20) for additional information on the quarterly impact of these fee waivers). See Management's Discussion and Analysis for additional information on management's expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in money market product structures and offerings, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.
A listing of Federated’s risk factors is included in Item 1A - Risk Factors.
(b) Revenue Concentration by Investment Fund
A significant portion of Federated's total revenue for 2014 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund (11%). A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

(4) Consolidation
Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or VIEs. In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to 2014 and 2013.
(a) Consolidated Voting Rights Entities
Federated has a majority interest (50.5%) and acts as the general partner in Passport Research Ltd., a limited partnership. Edward D. Jones & Co., L.P. is the limited partner with a 49.5% interest. The partnership is an investment adviser to two sponsored funds. Noncontrolling interests in this subsidiary are included in Nonredeemable noncontrolling interest in subsidiary on the Consolidated Balance Sheets.
(b) Consolidated Variable Interest Entities
From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated’s sponsored investment companies meet the definition of a VIE primarily due to their typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. Federated's conclusion to consolidate an investment company may vary from period to period, most commonly as a result of changes in its percentage interest in the entity resulting from changes in the number of shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.
As of December 31, 2014 and 2013, Federated was deemed to be the primary beneficiary of and therefore consolidated several investment companies as a result of its majority ownership interest in the investment companies. The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies at December 31:

in millions	2014	2013
Cash and cash equivalents	$1.9	$1.1
Investments—consolidated investment companies	31.9	53.5
Receivables	0.3	0.9
Less: Liabilities	2.7	1.6
Less: Redeemable noncontrolling interest in subsidiaries	3.7	15.5
Federated's net interest in consolidated investment companies	$27.7	$38.4
Federated's net interest in the consolidated investment companies of $27.7 million and $38.4 million at December 31, 2014 and 2013, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short for one fund, and otherwise represent operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated's Consolidated Balance Sheets.
During the fourth quarter of 2014, Federated consolidated two newly launched investment companies for which Federated provided the initial seed capital. Accordingly, Federated consolidated $7.3 million in Investments—consolidated investment companies on the Consolidated Balance Sheets as of the date of consolidation.
During the third quarter of 2014, Federated consolidated an investment company, in this case a sponsored money market fund, for which it was deemed to be the primary beneficiary following a September 30, 2014 vote by the fund shareholders approving the merger of the fund into another sponsored money market fund and Federated absorbing the majority of the remaining net operating expenses of the fund through the merger date. Accordingly, Federated consolidated $90.5 million in Investments—consolidated investment companies (of which $14.7 million represented Federated's investment previously recorded as Cash and cash equivalents) and $75.7 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of consolidation. During the period of consolidation, approximately $8.8 million was redeemed by noncontrolling interests. During the fourth quarter of 2014, this fund was deconsolidated due to it merging into another sponsored money market fund. As a result, Federated deconsolidated $81.7 million in Investments—consolidated investment companies (of which $14.7 million represented Federated's investment subsequently recorded as Cash and cash equivalents) and $66.9 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income in 2014 as a result of deconsolidation.
Also, during the third quarter of 2014, Federated deconsolidated an additional investment company. The decision to deconsolidate was based on a determination that Federated was no longer the primary beneficiary of the investment company as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $30.6 million in Investments—consolidated investment companies, $6.8 million in Cash and cash equivalents and $21.0 million in Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income in 2014 as a result of deconsolidation.
Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.
(c) Non-Consolidated Variable Interest Entities
Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest is not deemed to absorb the majority of the entity's expected losses or receive the majority of the entity's expected residual returns. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.
At December 31, 2014 and 2013, Federated's investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $252.1 million and $220.5 million, respectively. Of the $252.1 million and $220.5 million invested in these entities at December 31, 2014 and 2013, respectively, $107.3 million and $92.2 million, respectively, represents investments in money market funds included in Cash and cash equivalents. The remaining $144.8 million and $128.3 million are primarily recorded in Investments—affiliates on the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. AUM for these unconsolidated investment companies totaled $273.5 billion and $280.3 billion at December 31, 2014 and 2013, respectively. Receivables from sponsored investment companies for advisory and other services totaled $12.4 million and $13.5 million at December 31, 2014 and 2013, respectively.
In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(5) Fair Value Measurements
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
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active markets.

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis at December 31:

	2014				2013
	Fair Value Measurements Using				Fair Value Measurements Using
in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$115,267	$0	$0	$115,267	$104,443	$0	$0	$104,443
Available-for-sale equity securities	119,435	23,755	0	143,190	81,550	47,863	0	129,413
Trading securities – equity	17,553	13,840	0	31,393	11,925	9,906	0	21,831
Trading securities – debt	0	7,488	0	7,488	0	36,491	0	36,491
Other[1]	31	14	0	45	0	159	0	159
Total financial assets	$252,286	$45,097	$0	$297,383	$197,918	$94,419	$0	$292,337
Financial Liabilities
Interest rate swap	$0	$425	$0	$425	$0	$5,061	$0	$5,061
Acquisition-related future consideration liabilities	0	0	1,909	1,909	0	0	6,489	6,489
Other[2]	1,979	0	0	1,979	1,118	2	0	1,120
Total financial liabilities	$1,979	$425	$1,909	$4,313	$1,118	$5,063	$6,489	$12,670

1	Amounts include futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies.

2	Amounts include investments sold short, futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $107.6 million and $94.4 million at December 31, 2014 and 2013, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Trading securities—equity
These equity trading securities primarily represent the equity securities held by consolidated sponsored investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 when the fair value is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services when a country's exchange is closed due to a holiday or when there has been a significant trend in the U.S. equity markets or in index futures trading between the time the foreign market closes and the pricing time of the consolidated investment company. The determination to use a third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2013 and December 31, 2014, $35 thousand of investments transferred from Level 1 to Level 2. During the same period, $0.1 million of investments transferred from Level 2 to Level 1. For the period between December 31, 2012 and December 31, 2013, $0.1 million of investments transferred from Level 1 to Level 2. During the same period, $0.3 million of investments transferred from Level 2 to Level 1. Transfers into and out of Level 1 and Level 2 of the fair value hierarchy are reported at fair value as of the beginning of the period in which the transfers occur.

Trading securities—debt
At December 31, 2014 debt trading securities primarily represent U.S. bonds held by consolidated sponsored investment companies. At December 31, 2013, debt trading securities primarily represent foreign bonds held by consolidated sponsored investment companies. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
Foreign currency forward contracts
The fair value of foreign currency forward contracts is primarily included in Receivables, net or Other current liabilities on the Consolidated Balance Sheets, representing contracts held by certain consolidated sponsored investment companies as part of their investment strategy. Pricing is determined by interpolating a value by utilizing the spot foreign exchange rate and forward points (based on the spot rate and currency interest rate differentials), which are all inputs that are observable in active markets (Level 2).
Futures contracts
The fair value of futures contracts is primarily included in Receivables, net or Other current liabilities on the Consolidated Balance Sheets, representing contracts held by certain consolidated sponsored investment companies as part of their investment strategy. Pricing is determined by using the value reported at settlement or closing price (Level 1).
Interest rate swap
The fair value of Federated's Swap at December 31, 2014 is included in Other current liabilities on the Consolidated Balance Sheets. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets (Level 2) including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (10) for additional information.
Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (18) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2014, acquisition-related future consideration liabilities were primarily recorded in Other current liabilities ($1.9 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3). As of December 31, 2014, significant inputs involving unobservable market data included (1) an estimated rate of change for underlying AUM ranging from 0% - 8% per year (weighted average of 4%); (2) an estimate of 0.03% of the impact of fee waivers to maintain positive or zero net yields on the contractually-derived net revenue per managed asset assumptions; and (3) an estimated discount rate of 16% based on the current estimated market rate of return. Assuming no other changes in model inputs, the fair value of the future consideration liability will increase, resulting in additional Operating Expenses – Other in the period of change if: (1) the underlying AUM grow at a rate that is greater than the assumed rate, (2) the actual impact of fee waivers to maintain positive or zero net yields on the net revenue is less than the assumed amount, or (3) the discount rate decreases. Conversely, the fair value of the future consideration liability will decrease if the inverse occurs for any of these inputs, assuming no other changes.

The following table presents a reconciliation of the beginning and ending balances for Federated’s liability for future consideration payments related to these acquisitions for each year presented:

in thousands	2014	2013	2012
Beginning balance	$6,489	$11,759	$13,404
New acquisition adjustment[1]	0	330	3,361
Changes in fair value[2]	(1,589)	(941)	(793)
Contingent consideration payments	(2,991)	(4,659)	(4,213)
Ending balance	$1,909	$6,489	$11,759

1
Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with a new acquisition or the revision thereof upon finalization of the valuation process related to initial purchase accounting.

2	Amounts were included as a decrease to Operating Expenses – Other on the Consolidated Statements of Income.

Investments sold short
The fair value of investments sold short within a consolidated sponsored investment company is included in Other current liabilities on the Consolidated Balance Sheets. The investments sold short primarily relate to domestic equity securities that are available in an active exchange market. The fair value of these investments sold short is based on unadjusted quoted market prices and is classified as Level 1.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2014.
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

(6) Investments
Investments on the Consolidated Balance Sheets as of December 31, 2014 and 2013 included available-for-sale and trading securities. At December 31, 2014 and 2013, Federated held investments totaling $143.2 million and $129.4 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities (see Note (1)(g)) were as follows:

	2014				2013
		Gross Unrealized		Estimated Fair Value		Gross Unrealized		Estimated Fair Value
in thousands	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity mutual funds	$26,887	$1,216	$(737)	$27,366	$24,737	$2,423	$0	$27,160
Fixed-income mutual funds	118,081	110	(2,367)	115,824	102,072	786	(605)	102,253
Total fluctuating-value mutual funds	$144,968	$1,326	$(3,104)	$143,190	$126,809	$3,209	$(605)	$129,413

The increase in available-for-sale securities at December 31, 2014 as compared to December 31, 2013, was primarily due to an increase of $16.1 million as a result of the deconsolidation of a sponsored investment company which resulted in the reclassification of Federated's investment from trading into available-for-sale securities during the same period, partially offset by net redemptions of available-for-sale securities of $2.1 million.
Federated’s trading securities totaled $38.9 million and $58.3 million at December 31, 2014 and 2013, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (4)). All investments held by these investment companies, which primarily represented sponsored investment companies, were included in Investments—consolidated investment companies on

Federated’s Consolidated Balance Sheets as of December 31, 2014 and 2013. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts for which Federated is the beneficiary.
Federated’s trading securities as of December 31, 2014 were primarily composed of stocks of large U.S. and international companies ($21.3 million) and domestic debt securities ($7.5 million). Federated’s trading securities as of December 31, 2013 were primarily composed of domestic and foreign debt securities ($36.5 million) and stocks of large U.S. and international companies ($17.0 million).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies for the years ended December 31:

in thousands	2014	2013	2012
Unrealized (loss) gain
Trading securities	$(2,578)	$2,036	$1,614
Derivatives[1]	(147)	(49)	72
Realized gains[2]
Available-for-sale securities	5,359	15,390	4,439
Trading securities	4,514	1,306	1,200
Derivatives[1]	214	1,083	310
Realized losses[2]
Available-for-sale securities	(91)	(1,561)	0
Trading securities	(1,848)	(870)	(627)
Derivatives[1]	(451)	(349)	(97)
Gain on securities, net[3]	$4,972	$16,986	$6,911

1	Amounts related to the settlement of economic derivatives held by certain consolidated sponsored products.

2	Realized gains and losses are computed on a specific-identification basis.

3	Amounts related to consolidated investment companies totaled $(0.6) million, $2.6 million and $2.0 million for 2014, 2013 and 2012, respectively.

(7) Intangible Assets and Goodwill
Federated’s identifiable intangible assets and goodwill consisted of the following at December 31:

	2014			2013
in thousands	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Finite-lived intangible assets:
Customer relationships	$43,966	$(39,891)	$4,075	$43,966	$(38,110)	$5,856
Noncompete agreements	500	(435)	65	4,594	(4,343)	251
Total finite-lived intangible assets	44,466	(40,326)	4,140	48,560	(42,453)	6,107
Indefinite-lived intangible assets:
Renewable investment advisory contracts	68,970	N/A	68,970	68,595	N/A	68,595
Trade names	1,900	N/A	1,900	1,900	N/A	1,900
Total indefinite-lived intangible assets	70,870	N/A	70,870	70,495	N/A	70,495
Goodwill	658,837	N/A	658,837	658,743	N/A	658,743
Total identifiable intangible assets and goodwill	$774,173	$(40,326)	$733,847	$777,798	$(42,453)	$735,345
The decrease of $4.1 million in the cost of the total finite-lived intangible assets at December 31, 2014 as compared to December 31, 2013 relates to the write-off of a fully amortized noncompete agreement relating to a prior year acquisition.

Amortization expense for finite-lived intangible assets was $2.0 million, $2.6 million and $3.4 million in 2014, 2013 and 2012, respectively. This expense was included in Operating Expenses – Other on the Consolidated Statements of Income for each period.

Following is a schedule of expected aggregate annual amortization expense for intangible assets in each of the five succeeding years assuming no new acquisitions or impairments:

in millions
2015	$1.4
2016	1.0
2017	0.6
2018	0.6
2019	0.5

(8) Property and Equipment
Property and equipment consisted of the following at December 31:

in thousands	Estimated Useful Life			2014	2013
Computer software and hardware	2	to	7 years	$49,069	$52,206
Leasehold improvements	Up to term of lease			22,558	18,355
Transportation equipment	3	to	12 years	17,897	17,897
Office furniture and equipment	5	to	10 years	6,544	6,421
Total cost				96,068	94,879
Accumulated depreciation				(57,430)	(54,791)
Property and equipment, net				$38,638	$40,088
Depreciation expense was $10.0 million, $9.1 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded in Office and occupancy expense on the Consolidated Statements of Income.

(9) Insurance Proceeds
As Federated received payments on insurance claims submitted to cover costs primarily associated with various legal proceedings, the amounts were recorded as a liability. The retention of these advance insurance payments was contingent upon final approval of the claim by the insurance carrier. In the event that all or a portion of the claim had been denied, Federated would have been required to repay all or a portion of these advance payments. During the third and fourth quarters of 2012, Federated received final approvals from various insurance carriers related to $20.2 million of claims. Accordingly, Federated recognized $20.2 million on the Consolidated Statements of Income as a reduction to Professional service fees. Federated removed $10.0 million in Other current liabilities in the third quarter 2012 and the remaining $10.2 million in insurance proceeds was received in the fourth quarter 2012.

(10) Debt and Interest Rate Swap
Debt consisted of the following at December 31:

	Weighted-Average Interest Rate
dollars in thousands	2014[1]	2013[2]	2014	2013
Term Loan	2.462%	3.646%	$242,250	$276,250
Less: Short-term debt			25,500	77,917
Long-term debt			$216,750	$198,333

1
As of December 31, 2014, the weighted-average interest rate was calculated based on a fixed-rate in connection with the interest rate Swap and a variable rate for the amount of the Term Loan not covered by the Swap. See below for additional information.

2	As of December 31, 2013, the weighted-average interest rate was calculated based on a fixed-rate in connection with the interest rate Swap in effect at that time.
On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011, and scheduled to mature on June 10, 2016 (Prior Credit

Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The Term Loan bears interest based on LIBOR plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.
The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of December 31, 2014, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.
The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2015, 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During 2014, Federated repaid $34.0 million of its borrowings on the Term Loan.
The Swap that Federated entered into with PNC Bank, National Association and certain other banks during 2010 to hedge its interest rate risk associated with Federated's original term loan facility remains in effect. Under the Swap, Federated will receive payments based on LIBOR plus a spread and will make payments based on an annual fixed rate of 3.521% for the amount of the term loan covered by the Swap. As of December 31, 2014, the Swap covered $127.5 million of the term loan and will be reduced by $63.8 million per quarter, through the expiration of the Swap on April 1, 2015. The remaining amount of the term loan not covered by the Swap will bear interest at a spread, as previously noted, over LIBOR.
The Swap requires monthly cash settlements of interest paid or received. The differential between the interest paid or interest received from the monthly settlements is recorded as adjustments to Debt expense on the Consolidated Statements of Income. The Swap is accounted for as a cash flow hedge and has been determined to be highly effective. Federated evaluates effectiveness using the long-haul method. Changes in the fair value of the Swap will likely be offset by an equal and opposite change in the fair value of the hedged item, therefore very little, if any, net impact on reported earnings is expected. The fair value of the Swap agreement at December 31, 2014, was a liability of $0.4 million which was recorded in Other current liabilities on the Consolidated Balance Sheets. The entire amount of this loss in fair value, net of tax, was recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. During the next three months, management expects to charge the entire $0.4 million loss to Debt expense on the Consolidated Statements of Income. This amount could differ from amounts actually recognized due to changes in interest rates subsequent to December 31, 2014. During the years ended December 31, 2014, 2013 and 2012, $4.7 million, $6.5 million and $7.3 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated’s fixed interest rate associated with the Swap.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the year ended December 31, 2014 (see the Liquidity and Capital Resources section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement and the Swap also have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt or to terminate the Swap if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(11) Employee Benefit Plans
(a) 401(k)/Profit Sharing Plan
Federated offers defined contribution plans to its employees. Its 401(k) plan covers substantially all employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 50% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code limitations. Federated makes a matching contribution in an amount equal to 100% of the first 2% that each participant defers and 50% of the next 4% of deferral contributions for a total possible match of 4%. Forfeitures of unvested matching contributions are used to offset future matching contributions.
Matching contributions to the 401(k) plan recognized in Compensation and related expense amounted to $4.6 million, $4.4 million and $4.2 million for 2014, 2013 and 2012, respectively.

Vesting in Federated’s matching contributions commences once a participant in the 401(k) plan has worked at least 1,000 hours per year for two years. Upon completion of this initial service, 20% of Federated’s contribution included in a participant’s account vests and 20% vests for each of the following four years if the participant works at least 1,000 hours per year. Employees are immediately vested in their 401(k) salary deferral contributions.
A Federated employee becomes eligible to participate in the profit sharing plan if the employee is employed on the last day of the year and has worked at least 500 hours for the year. The profit sharing plan is a defined contribution plan to which Federated may contribute amounts as authorized by its board of directors. No contributions were made to the profit sharing plan in 2014, 2013 or 2012. At December 31, 2014, the profit sharing plan held 0.5 million shares of Federated Class B common stock.
(b) Employee Stock Purchase Plan
Federated offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated’s Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2014, 8,804 shares were purchased by employees in this plan and, as of December 31, 2014, a total of 159,255 shares were purchased by employees in this plan on the open market since the plan’s inception in 1998.

(12) Share-Based Compensation Plans
Federated’s long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated’s employees and non-management directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan’s inception, a total of 27.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2014, 4.1 million shares are available under the Plan.
Share-based compensation expense was $21.7 million, $20.6 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The associated tax benefits recorded in connection with share-based compensation expense was $8.1 million, $7.7 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the maximum remaining unrecognized compensation expense related to share-based awards approximated $72 million which is expected to be recognized over a weighted-average period of approximately 6 years.
(a) Restricted Stock
Federated’s restricted stock awards represent shares of Federated Class B common stock that may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions on the vested portion of the award typically lapse on the award’s fifth- and tenth-year anniversaries. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During the period of restriction, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2014:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2014	4,132,374	$21.67
Granted[1]	1,057,981	27.43
Vested	(879,010)	23.40
Forfeited	(20,417)	22.19
Non-vested at December 31, 2014	4,290,928	$22.74

1
During 2014, Federated awarded 426,931 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2014, Federated awarded 631,050 shares of restricted Federated Class B common stock to certain key employees. The restricted stock awards generally vest over ten-year periods with restrictions on the vested portions of the awards lapsing on the awards' fifth- and tenth-year anniversaries.

Federated awarded 1,057,981 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $27.43 to employees during 2014; awarded 989,050 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $24.25 to employees during 2013; and awarded 1,015,273 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $18.06 to employees during 2012.
The total fair value of restricted stock vested during December 31, 2014, 2013 and 2012 was $24.4 million, $18.5 million and $14.1 million, respectively.
(b) Stock Options
The outstanding stock options as of December 31, 2014 were granted to non-management directors with exercise prices that equaled the market price of Federated’s Class B common stock on each grant date. All of these stock options were awarded with no requisite service requirement, were immediately exercisable and expire no later than ten years after the grant date. Each vested option may be exercised for the purchase of one share of Class B common stock at the exercise price.

The following table summarizes the status of and changes in Federated’s stock option program for the year ended
December 31, 2014:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	52,500	$32.18
Options exercised	(6,000)	25.50
Expired unexercised	(10,500)	30.42
Outstanding at December 31, 2014[1]	36,000	$33.81	2.5	$0.1

1	All stock options outstanding at December 31, 2014 were vested and exercisable.
There were 6,000 options exercised during the year ended December 31, 2014 with an intrinsic value of $30 thousand. During the years ended December 31, 2013 and 2012, there were no stock options exercised.
There were no stock options granted in 2014, 2013 or 2012.
(c) Non-management Director Stock Award
Federated awarded 5,100, 5,100 and 4,500 shares of Federated Class B common stock to non-management directors in the second quarters of 2014, 2013 and 2012, respectively. There were no additional awards to non-management directors in 2014, 2013 or 2012.

(13) Common Stock
The Class A common stockholder has the entire voting rights of Federated; however, without the consent of the majority of the holders of the Class B common stock, the Class A common stockholder cannot alter Federated’s structure, dispose of all or substantially all of Federated’s assets, amend the Articles of Incorporation or Bylaws of Federated to adversely affect the Class B common stockholders, or liquidate or dissolve Federated. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.
(a) Dividends
Cash dividends of $104.8 million, $102.5 million and $256.8 million were paid in 2014, 2013 and 2012, respectively, to holders of Federated common stock. Of the amount paid in 2012, $156.9 million represented a $1.51 per share special dividend paid in the fourth quarter. All dividends are considered ordinary dividends for tax purposes.
(b) Treasury Stock
During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back up to 5 million shares of Class B common stock. The program has no stated expiration date and no other programs existed as of December 31, 2014. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the year ended December 31, 2014, Federated repurchased 0.9 million shares of common stock for $26.9 million, the majority of which were repurchased in the open market. The remaining shares were repurchased in connection with employee separations and are not counted against the board-approved share repurchase program. At December 31, 2014, approximately 0.4 million shares remained available to be purchased under the current buyback program, which remains in effect. See Note (19) for information regarding a new share repurchase program approved on February 19, 2015.
During the fourth quarter 2014, the board of directors authorized the retirement of 20 million treasury shares which restored these shares to authorized but unissued status. Federated recorded a $587.3 million reduction to Treasury stock, at cost using the specific-identification method and a $49.2 million reduction to Class B Common stock, at cost using the average cost method. The difference of $538.1 million was recorded as a reduction to Retained earnings. There was no impact to total equity as a result of this transaction.

(14) Income Taxes
Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income tax provision consisted of the following expense/(benefit) components for the years ended December 31:

in thousands	2014	2013	2012
Current:
Federal	$63,266	$66,408	$78,422
State	4,574	6,849	7,430
Foreign	76	190	6
Total Current	67,916	73,447	85,858
Deferred:
Federal	20,497	18,220	23,143
State	916	1,347	1,878
Foreign	201	(354)	4
Total Deferred	21,614	19,213	25,025
Total	$89,530	$92,660	$110,883
The federal net tax effects of timing differences exceeding 5% of the respective year’s pretax income at the statutory federal income tax rate included in Income tax provision on the Consolidated Statements of Income were as follows: $(21.0) million, $(19.3) million and $(19.7) million related to intangible assets in 2014, 2013 and 2012, respectively.

The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2014	2013	2012
Expected federal statutory income tax rate	35.0%	35.0%	35.0%
Increase/(decrease):
State and local income taxes, net of federal benefit	1.1	2.2	2.1
Other	1.3	(1.0)	0.0
Effective tax rate (excluding noncontrolling interests)	37.4	36.2	37.1
Income attributable to noncontrolling interests	0.0	(0.4)	(1.2)
Effective tax rate per Consolidated Statements of Income	37.4%	35.8%	35.9%
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

in thousands	2014	2013
Deferred Tax Assets
Tax net operating loss carryforwards	$17,620	$17,017
Compensation related	13,499	12,840
Other	5,206	5,729
Total deferred tax assets	36,325	35,586
Valuation allowance	(17,224)	(16,729)
Total deferred tax asset, net of valuation allowance	$19,101	$18,857
Deferred Tax Liabilities
Intangible assets	$134,841	$112,923
Property and equipment	8,319	8,770
Deferred sales commissions	6,499	5,508
State taxes	6,463	6,316
Other	1,604	3,755
Total gross deferred tax liability	$157,726	$137,272
Net deferred tax liability	$138,625	$118,415
At December 31, 2014, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $17.6 million, of which the state net operating losses will expire through 2034. The foreign net operating losses have no expiration period. A valuation allowance has been recognized for $15.6 million (or 99%) of the deferred tax asset for state tax net operating losses, and for $1.6 million (or 88%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses.
At December 31, 2013, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $17.0 million, of which the state net operating losses will expire through 2033. The foreign net operating losses have no expiration period. A valuation allowance has been recognized for $15.1 million (or 99%) of the deferred tax asset for state tax net operating losses, and for $1.6 million (or 91%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses.
Federated and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2014 or 2013. Therefore, there were no material changes during 2014, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(15) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc. for the years ended December 31:

in thousands, except per share data	2014	2013	2012
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$149,236	$162,177	$188,088
Less: Total income available to participating unvested restricted shareholders[1]	(5,823)	(6,065)	(8,400)
Total net income attributable to Federated Common Stock[2]	$143,413	$156,112	$179,688
Denominator
Basic weighted-average common shares outstanding	100,721	100,668	100,313
Dilutive potential shares from stock options	2	1	0
Diluted weighted-average common shares outstanding	100,723	100,669	100,313
Earnings per share
Net income attributable to Federated Common Stock - Basic and Diluted[2]	$1.42	$1.55	$1.79

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.
For the years ended December 31, 2014, 2013 and 2012, 27 thousand, 43 thousand and 247 thousand awarded stock options were not included in the computation of diluted earnings per share. In all cases, these options were antidilutive because the exercise price was greater than the average market price of Federated Class B common stock for each respective year. In the event the awards become dilutive, these shares would be included in the calculation of diluted earnings per share and would result in a proportional amount of dilution.

(16) Leases
The following is a schedule by year of future minimum payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014:

in millions
2015	$12.2
2016	13.2
2017	12.7
2018	12.7
2019	12.8
2020 and thereafter	48.7
Total minimum lease payments	$112.3
Federated held a material operating lease at December 31, 2014 for its corporate headquarters building in Pittsburgh, Pennsylvania. This lease expires in 2021 and has renewal options for 2 successive terms of five years each. This lease includes provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, at December 31, 2014, Federated had various other operating lease agreements primarily involving additional facilities. These leases are noncancelable and expire on various dates through the year 2026. Most leases include renewal options and, in certain leases, escalation clauses.
Rental expenses were $14.8 million, $11.8 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were recorded in Office and occupancy expense on the Consolidated Statements of Income.

(17) Accumulated Other Comprehensive (Loss) Income Attributable to Federated Investors, Inc. Shareholders
The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

in thousands	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Unrealized (Loss) Gain on Foreign Currency Hedge[3]	Foreign Currency Translation (Loss) Gain[3]	Total
Balance at December 31, 2011	$(9,634)	$325	$368	$329	$(8,612)
Other comprehensive (loss) income before reclassifications and tax	(3,253)	9,009	(1,631)	1,484	5,609
Tax impact	1,201	(3,670)	332	(519)	(2,656)
Reclassification adjustment, before tax	7,316	(3,408)	1,169	(1,237)	3,840
Tax impact	(2,701)	1,388	(238)	433	(1,118)
Net current-period other comprehensive income (loss)	2,563	3,319	(368)	161	5,675
Balance at December 31, 2012	$(7,071)	$3,644	$0	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(400)	7,346	0	(149)	6,797
Tax impact	146	(3,167)	0	50	(2,971)
Reclassification adjustment, before tax	6,518	(10,966)	0	0	(4,448)
Tax impact	(2,378)	4,729	0	0	2,351
Net current-period other comprehensive income (loss)	3,886	(2,058)	0	(99)	1,729
Balance at December 31, 2013	$(3,185)	$1,586	$0	$391	$(1,208)
Other comprehensive loss before reclassifications and tax	(107)	(142)	0	(1,013)	(1,262)
Tax impact	40	54	0	355	449
Reclassification adjustment, before tax	4,743	(4,240)	0	0	503
Tax impact	(1,760)	1,616	0	0	(144)
Net current-period other comprehensive income (loss)	2,916	(2,712)	0	(658)	(454)
Balance at December 31, 2014	$(269)	$(1,126)	$0	$(267)	$(1,662)

1	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

2	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

3	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.

(18) Commitments and Contingencies
(a) Contractual
Federated is obligated to make certain future payments under various agreements to which it is a party, including debt and operating leases (see Note (10) and Note (16), respectively). The following table summarizes minimum noncancelable payments contractually due under Federated’s significant service contracts and employment arrangements:

	Payments due in
						After
in millions	2015	2016	2017	2018	2019	2019	Total
Purchase obligations[1]	$8.8	$2.4	$0.6	$0.1	$0.0	$0.0	$11.9
Employment-related commitments[2]	17.0	6.5	5.4	0.0	0.0	0.0	28.9
Total	$25.8	$8.9	$6.0	$0.1	$0.0	$0.0	$40.8

1
Federated is a party to various contracts pursuant to which it receives certain services including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts expire on various dates through the year 2019. Costs for such services are expensed as incurred.

2	Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments.
In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first four contingent purchase price payments of $5.0 million, $4.2 million, $3.8 million and $2.1 million, were paid in the fourth quarters of 2011, 2012, 2013 and 2014, respectively. At December 31, 2014, management estimated remaining contingent payments could total $1 million over the one year that remains; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of December 31, 2014, a liability of $1.2 million representing the estimated fair value of future consideration payments, which could be paid through 2016, was recorded in Other current liabilities (see Note (5) for a discussion regarding the valuation methodology). This liability is re-measured at each reporting date with changes in the fair value recognized in Operating Expenses – Other on the Consolidated Statements of Income.
As part of the 2008 Clover Capital Acquisition, Federated was required to make contingent purchase price payments based upon growth in revenues over the five-year period following the acquisition date. The contingent purchase price payments were recorded as additional goodwill at the time the contingency was resolved. The applicable growth targets were not met for the first two anniversary years and as such, no related payments were made. In the first quarters of 2012, 2013 and 2014, $5.9 million, $3.4 million and $9.2 million were paid with regard to the third, fourth and final anniversary years, respectively.
Pursuant to other acquisition agreements, Federated has made and may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur annually through 2015. As of December 31, 2014, liabilities totaling $0.7 million, representing the estimated fair value of future consideration payments, were recorded in Other current liabilities (see Note (5) for a discussion regarding the valuation methodology). The liabilities are re-measured at each reporting date with changes in the fair value recognized in Operating Expenses – Other on the Consolidated Statements of Income.
Federated may be required to make certain incentive compensation-related payments through 2018 in connection with various significant employment arrangements. In addition to the $17.0 million of employment-related commitments to be paid in 2015 included in the table above, as of December 31, 2014, Federated may be required to pay up to an additional $28 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at December 31, 2014, $2.3 million would be paid in 2015 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

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

Shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed on May 20, 2014 by CCM in the U.S. District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM has asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM’s allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated’s alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM seeks approximately $37 million in alleged damages plus attorneys’ fees from Federated Investors, Inc.

Federated filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM’s claims are implausible, contrary to the express terms of the APA and contrary to settled law. On November 25, 2014, the Court issued an order granting Federated's Motion to Dismiss in part and denying Federated's Motion to Dismiss in part. The Court dismissed CCM's claim for breach of contract and for breach of an implied obligation to use best efforts. Under the strict standards applicable to Motions to Dismiss that require the Court to accept the allegations of the Complaint as true and draw all inferences in CCM's favor, the Court concluded that CCM's "claim of fraud is at the edge of plausibility" but specifically noted that "[w]hether CCM can successfully prove facts necessary to support that artfully-pled theory remains to be seen."

Federated continues to believe that CCM’s claims are meritless and intends to continue to vigorously defend this lawsuit as it proceeds through discovery and summary judgment. Federated continues to believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA.

As of December 31, 2014, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2014, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors under the caption Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims for additional information regarding risks related to claims asserted or threatened against Federated.

(19) Subsequent Events
On January 22, 2015, the board of directors declared a $0.25 per share dividend to shareholders of record as of February 6, 2015, resulting in $26.2 million being paid on February 13, 2015.
On February 19, 2015, the board of directors authorized management to purchase up to 4 million additional shares of Federated Class B common stock with no stated expiration date for the buy back program. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire and restore to authorized but unissued status the repurchased stock (rather than holding it in treasury). See Note (13) for additional information.

(20) Supplementary Quarterly Financial Data (Unaudited)

in thousands, except per share data, for the quarters ended	March 31,	June 30,	September 30,	December 31,
2014
Revenue	$211,496	$212,981	$216,915	$217,858
Operating income	56,645	58,842	60,828	61,634
Net income including the noncontrolling interests in subsidiaries	35,645	37,314	37,259	39,605
Amounts attributable to Federated Investors, Inc.
Net income	35,194	36,869	37,560	39,613
Earnings per share – Basic and Diluted	0.34	0.35	0.36	0.38
Impact of Minimum Yield Waivers
Revenue	(106,722)	(102,287)	(101,727)	(99,815)
Less: Reduction in Distribution expense	74,288	70,149	68,748	67,665
Operating income	(32,434)	(32,138)	(32,979)	(32,150)
Less: Reduction in Noncontrolling interest	2,729	2,501	2,772	2,696
Pre-tax impact	(29,705)	(29,637)	(30,207)	(29,454)
2013
Revenue	$227,972	$223,806	$211,866	$214,722
Operating income	68,199	66,028	57,758	59,758
Net income including the noncontrolling interests in subsidiaries[1]	44,688	41,861	37,629	42,176
Amounts attributable to Federated Investors, Inc.
Net income[1]	42,994	40,408	37,704	41,071
Earnings per share – Basic and Diluted[1]	0.41	0.39	0.36	0.39
Impact of Minimum Yield Waivers
Revenue	(87,342)	(91,946)	(105,081)	(104,661)
Less: Reduction in Distribution expense	64,751	66,938	72,140	73,338
Operating income	(22,591)	(25,008)	(32,941)	(31,323)
Less: Reduction in Noncontrolling interest	844	1,267	2,665	2,024
Pre-tax impact	(21,747)	(23,741)	(30,276)	(29,299)

1	Federated recorded impairment charges of $3.1 million and $0.6 million related to an equity-method investment in the third and fourth quarters of 2013, respectively.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at December 31, 2014.
Management's Report on Internal Control Over Financial Reporting
See Item 8 – Financial Statements and Supplementary Data – under the caption Management’s Assessment of Internal Control Over Financial Reporting for information required by this item, which is incorporated herein.
Attestation Report of Independent Registered Public Accounting Firm
See Item 8 – Financial Statements and Supplementary Data – under the caption Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Effectiveness of Internal Control Over Financial Reporting for information required by this item, which is incorporated herein.
Changes in Internal Control Over Financial Reporting
There has been no change in Federated’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated’s Information Statement for the 2015 Annual Meeting of Shareholders including under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
Executive Officers of Federated Investors, Inc.
The following section sets forth certain information regarding the executive officers of Federated as of February 20, 2015:

Name	Position	Age
John F. Donahue	Chairman and Director	90

J. Christopher Donahue	President, Chief Executive Officer and Director	65

Brian P. Bouda	Vice President and Chief Compliance Officer	67

Gordon J. Ceresino	Vice Chairman and President, Federated International Management Limited	57

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	56

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	58

Eugene F. Maloney	Executive Vice President and Executive Vice President, Federated Investors Management Company	69

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	76

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer	51

Thomas E. Territ	Vice President and President, Federated Securities Corp.	55

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated, and Passport Research Ltd., a limited partnership.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated's initial public offering in May 1998. He is a director or trustee of 33 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He also serves as a director, trustee or officer of various Federated subsidiaries. He is President of 33 investment companies managed by subsidiaries of Federated. He is also director or trustee of 36 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
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
Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. He is also a director or trustee of certain other subsidiaries of Federated. Mr. McGonigle is a trustee of three investment companies managed by a subsidiary of Federated. Mr. McGonigle is also Secretary of 36 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 36 of those registered investment companies.
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated since 2013. Prior to that time, he served as Fund Treasurer of Federated’s domestic mutual funds beginning in 2006 and served as the Controller of Federated from 1997 through 2005. He also serves as Senior Vice President, Treasurer, Assistant Treasurer or Assistant Company Secretary for various other subsidiaries of Federated. Mr. Novak is a Certified Public Accountant.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated’s Information Statement for the 2015 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated’s share-based compensation plans as of December 31, 2014:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by shareholders	36,000	$33.81	4,062,901
Equity compensation plans not approved by shareholders	0	0	0
Total	36,000	$33.81	4,062,901
1 Under Federated’s Stock Incentive Plan, as amended, grants of other share-based awards, such as restricted stock to Federated employees and shares of Federated Class B common stock to non-management directors, may be authorized in addition to the stock options listed above.
All other information required by this Item is contained in Federated’s Information Statement for the 2015 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated’s Information Statement for the 2015 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated’s Information Statement for the 2015 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Financial Statements
The information required by this item is included in Item 8 – Financial Statements and Supplementary Data, which is incorporated herein.
(2)  Financial Statement Schedules
All schedules for which provisions are made in the applicable accounting regulations of the SEC have been omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is included in the financial statements or notes thereto included in this Form 10-K.
(b)  Exhibits:
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

10.74
First Amendment to the Amended and Restated Credit Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-14818))

10.75
The Second Amended and Restated Credit Agreement, dated as of June 24, 2014, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Bank Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

10.76	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

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

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 20, 2015
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 20, 2015
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Thomas R. Donahue

/s/ Richard A. Novak	Principal Accounting Officer	February 20, 2015
Richard A. Novak

/s/ Michael J. Farrell	Director	February 20, 2015
Michael J. Farrell

/s/ Marie Milie Jones	Director	February 20, 2015
Marie Milie Jones

/s/ David M. Kelly	Director	February 20, 2015
David M. Kelly

/s/ John W. McGonigle	Director	February 20, 2015
John W. McGonigle

EXHIBIT INDEX

Exhibit Number	Description

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document