Form 10-Q
period 2015-03-31
FEDERATED INVESTORS INC /PA/
filed 2015-04-24
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 20, 2015, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,989,515 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such statements include certain statements relating to: asset flows, levels and mix; business mix; levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to acquisition agreements or employment agreements; future cash needs and cash flows; legal proceedings; the timing and impact of increased laws and regulation, including potential, proposed and final rules by U.S. and foreign regulators and government entities; the components and level of, and prospect for increased, distribution-related expenses; classification and consolidation of investments; levels of investment and potential losses associated with investments; the ability to raise additional capital; charges for losses and expenses; management’s assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and financial impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact and other consequences of potential, proposed and final rules and other regulation, borrowing, taxes, product and strategy demand, investor preferences, market availability and supply of, and interest in, certain investments, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, reallocation of resources, indebtedness and certain investments, diluted earnings, and liquidity; future principal uses of cash; performance indicators; the impact of accounting policies and new accounting pronouncements; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2014. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with one or more intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the reallocation of such resources to other initiatives. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2014.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$91,833	$115,267
Investments—affiliates	144,908	143,190
Investments—consolidated investment companies	35,960	31,853
Investments—other	6,929	7,028
Receivables, net of reserve of $14 and $34, respectively	28,611	27,965
Prepaid expenses	11,001	12,931
Other current assets	3,649	3,821
Total current assets	322,891	342,055
Long-Term Assets
Goodwill	658,837	658,837
Renewable investment advisory contracts	68,970	68,970
Other intangible assets, net of accumulated amortization of $37,660 and $40,326 respectively	5,593	6,040
Property and equipment, net of accumulated depreciation of $57,833 and $57,430, respectively	37,354	38,638
Other long-term assets	25,462	25,979
Total long-term assets	796,216	798,464
Total assets	$1,119,107	$1,140,519
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	39,215	34,930
Accrued compensation and benefits	27,786	75,661
Other current liabilities	21,845	13,230
Total current liabilities	114,346	149,321
Long-Term Liabilities
Long-term debt	210,375	216,750
Long-term deferred tax liability, net	149,371	140,849
Other long-term liabilities	16,005	20,250
Total long-term liabilities	375,751	377,849
Total liabilities	490,097	527,170
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	8,582	3,697
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	280,656	270,831
Retained earnings	503,290	505,394
Treasury stock, at cost, 4,515,941 and 4,586,809 shares Class B common stock, respectively	(162,915)	(165,258)
Accumulated other comprehensive loss, net of tax	(1,146)	(1,662)
Total Federated Investors, Inc. shareholders’ equity	620,074	609,494
Nonredeemable noncontrolling interest in subsidiary	354	158
Total permanent equity	620,428	609,652
Total liabilities, temporary equity and permanent equity	$1,119,107	$1,140,519

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Investment advisory fees, net—affiliates	$122,035	$112,437
Investment advisory fees, net—other	24,524	22,656
Administrative service fees, net—affiliates	53,017	54,727
Other service fees, net—affiliates	18,720	17,542
Other service fees, net—other	1,067	3,238
Other, net	1,159	896
Total revenue	220,522	211,496
Operating Expenses
Compensation and related	76,498	71,759
Distribution	53,495	51,197
Professional service fees	7,882	8,381
Systems and communications	6,870	6,404
Office and occupancy	6,853	6,915
Advertising and promotional	3,471	3,439
Travel and related	2,759	2,861
Other	3,656	3,895
Total operating expenses	161,484	154,851
Operating income	59,038	56,645
Nonoperating (Expenses) Income
Investment income, net	1,144	1,700
(Loss) gain on securities, net	(254)	1,913
Debt expense	(1,373)	(2,812)
Other, net	(13)	(5)
Total nonoperating (expenses) income, net	(496)	796
Income before income taxes	58,542	57,441
Income tax provision	22,124	21,796
Net income including the noncontrolling interests in subsidiaries	36,418	35,645
Less: Net income attributable to the noncontrolling interests in subsidiaries	111	451
Net income	$36,307	$35,194
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.35	$0.34
Cash dividends per share	$0.25	$0.25
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income including the noncontrolling interests in subsidiaries	$36,418	$35,645

Other comprehensive income, net of tax
Permanent equity
Unrealized gain (loss) on interest rate swap	42	(79)
Reclassification adjustment related to interest rate swap	227	921
Unrealized gain on securities available for sale	687	419
Reclassification adjustment related to securities available for sale	0	(932)
Foreign currency items	(440)	91
Other comprehensive income	516	420
Comprehensive income including the noncontrolling interests in subsidiaries	36,934	36,065
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest in subsidiaries	(85)	481
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interest in subsidiary	196	(30)
Comprehensive income attributable to Federated Investors, Inc.	$36,823	$35,614
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2013	$295,958	$1,022,608	$(751,239)	$(1,208)	$566,119	$225	$566,344	$15,517
Net income (loss)	0	35,194	0	0	35,194	(30)	35,164	481
Other comprehensive income, net of tax	0	0	0	420	420	0	420	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	2,049
Stock award activity	7,299	(13,155)	13,635	0	7,779	0	7,779	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	(26,199)	0	0	(26,199)	(44)	(26,243)	(1,474)
Purchase of treasury stock	0	0	(7,517)	0	(7,517)	0	(7,517)	0
Balance at March 31, 2014	$303,257	$1,018,448	$(745,121)	$(788)	$575,796	$151	$575,947	$16,573
Balance at December 31, 2014	$271,020	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697
Net income (loss)	0	36,307	0	0	36,307	196	36,503	(85)
Other comprehensive income, net of tax	0	0	0	516	516	0	516	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	5,785
Stock award activity	9,825	(12,209)	12,291	0	9,907	0	9,907	0
Dividends declared/Distributions to noncontrolling interest in subsidiaries	0	(26,202)	0	0	(26,202)		(26,202)	(815)
Purchase of treasury stock	0	0	(9,948)	0	(9,948)	0	(9,948)	0
Balance at March 31, 2015	$280,845	$503,290	$(162,915)	$(1,146)	$620,074	$354	$620,428	$8,582
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$36,418	$35,645
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	4,018	2,639
Depreciation and other amortization	2,507	2,744
Share-based compensation expense	6,901	6,317
Loss (gain) on disposal of assets	551	(1,626)
Provision for deferred income taxes	8,415	7,655
Net (purchases) sales of trading securities	(3,950)	130
Deferred sales commissions paid	(4,448)	(3,477)
Contingent deferred sales charges received	549	585
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(646)	666
Decrease in prepaid expenses and other assets	1,574	2,801
Decrease in accounts payable and accrued expenses	(46,854)	(46,046)
Increase in other liabilities	9,628	9,717
Net cash provided by operating activities	14,663	17,750
Investing Activities
Purchases of securities available for sale	(943)	(6,017)
Cash paid for business acquisitions	0	(9,229)
Proceeds from redemptions of securities available for sale	0	9,371
Cash paid for property and equipment	(1,008)	(1,212)
Net cash used by investing activities	(1,951)	(7,087)
Financing Activities
Dividends paid	(26,202)	(26,199)
Purchases of treasury stock	(10,276)	(8,709)
Distributions to noncontrolling interest in subsidiaries	(815)	(1,518)
Contributions from noncontrolling interest in subsidiaries	5,785	2,049
Proceeds from shareholders for share-based compensation	81	480
Excess tax benefits from share-based compensation	1,656	1,007
Payments on debt	(6,375)	(10,625)
Other financing activities	0	(16)
Net cash used by financing activities	(36,146)	(43,531)
Net decrease in cash and cash equivalents	(23,434)	(32,868)
Cash and cash equivalents, beginning of period	115,267	104,443
Cash and cash equivalents, end of period	$91,833	$71,575
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

These financial statements should be read in conjunction with Federated’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain items previously reported have been reclassified to conform with the current period’s presentation.

(2) Significant Accounting Policies

For a listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2014.

(3) Recent Accounting Pronouncements

(a) Revenue Recognition

On May 28, 2014, the FASB issued as final, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

(b) Consolidation

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

(c) Accounting for Fees Paid in a Cloud Computing Arrangement

On April 15, 2015, the FASB issued as final, ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Money market assets	32%	34%
Equity assets	46%	42%
Fixed-income assets	22%	23%

The change in the relative proportion of Federated's revenue attributable to money market assets for the first three months of 2015 as compared to the same period in 2014 was primarily the result of lower average money market assets, partially offset by decreases in fee waivers for certain money market funds to maintain positive or zero net yields. The change in the relative proportion of Federated's revenue attributable to equity assets for the first three months of 2015 as compared to the same period in 2014 was primarily the result of higher average equity assets due to net sales, and to a lesser extent, market appreciation.

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated sponsored funds (Federated Funds), and strategies are subject to federal securities laws, principally the Securities Act of 1933, the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, as well as foreign laws and regulations promulgated by foreign regulatory authorities. In 2014, among other developments, the Securities and Exchange Commission (SEC) promulgated new money market reform rules (the 2014 Money Fund Rules). On April 22, 2015, the SEC published additional guidance regarding the 2014 Money Fund Rules in the form of 2014 Money Market Fund Reform Frequently Asked Questions and Valuation Guidance Frequently Asked Questions (the Money Fund Rules Guidance). Federated is analyzing the potential impact of these reforms, including the 2014 Money Fund Rules and Money Fund Rules Guidance, on its money market products and strategies, product structuring and development initiatives and business. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continued to be considered in 2015, but have not yet been finalized. Federated continues to reallocate certain resources from regulatory efforts and to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules and Money Fund Rules Guidance, and certain related regulations, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also continues to reallocate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules and Money Fund Rules Guidance. See Management's Discussion and Analysis for additional information.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revenue	$(94.1)	$(106.7)
Less: Reduction in Distribution expense	64.6	74.3
Operating income	(29.5)	(32.4)
Less: Reduction in Noncontrolling interests	2.5	2.7
Pre-tax impact	$(27.0)	$(29.7)

The negative pre-tax impact of fee waivers to maintain positive or zero net yields on certain money market funds decreased for the three-month period ended March 31, 2015 as compared to the same period in 2014 due primarily to a decrease in average money market assets and higher yields on instruments held by the money market funds.
Based on recent commentary from the FOMC in a March 18, 2015 press release, (i.e. "the current 0 to 1/4 percent target range for the federal funds rate remains appropriate,") Federated is unable to predict when the FOMC will increase their target for the federal funds rate. As such, fee waivers to maintain positive or zero net yields on certain money market funds and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the second quarter of 2015 may result in a negative pre-tax impact on income of approximately $24 million. See Management's Discussion and Analysis for additional information on management's expectations regarding fee waivers. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Board of Governors of the Federal Reserve System (Governors), the FOMC, the U.S. Treasury Department (Treasury Department), the SEC, the Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with one or more third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1A - Risk Factors.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for the three-month period ended March 31, 2015 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund (11%). A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated’s future revenues and, to a lesser extent, net income, due to a related reduction to distribution expenses associated with this fund.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to March 31, 2015 and December 31, 2014.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated’s sponsored investment companies meet the definition of a VIE primarily due to their typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. Federated’s conclusion to consolidate an investment company may vary from period to period, most commonly as a result of changes in its percentage ownership interest resulting from changes in the number of shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2.8	$1.9
Investments—consolidated investment companies	36.0	31.9
Receivables	0.7	0.3
Less: Liabilities	3.1	2.7
Less: Redeemable noncontrolling interest in subsidiaries	8.6	3.7
Federated's net interest in consolidated investment companies	$27.8	$27.7

Federated's net interest in the consolidated investment companies of $27.8 million and $27.7 million at March 31, 2015 and December 31, 2014, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short and operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

Federated did not consolidate any new, or deconsolidate any, investment companies during the quarter ended March 31, 2015.

Neither creditors nor equity investors in the investment companies have any recourse to Federated’s general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(b) Non-Consolidated Variable Interest Entities

Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest is not deemed to absorb the majority of the entity’s expected losses or receive the majority of the entity's expected residual returns. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

At March 31, 2015 and December 31, 2014, Federated’s investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $226.5 million and $252.1 million, respectively. Of these amounts, $80.0 million and $107.3 million, respectively, represented investments in money market funds included in Cash and cash equivalents. The remaining $146.5 million and $144.8 million are primarily recorded in Investments—affiliates on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. AUM for these unconsolidated investment companies totaled $264.8 billion and $273.5 billion at March 31, 2015 and December 31, 2014, respectively. Receivables from sponsored investment companies for advisory and other services totaled $13.2 million and $12.4 million at March 31, 2015 and December 31, 2014, respectively.

In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) of Federated’s Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.

(6) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 included available-for-sale and trading securities. At March 31, 2015 and December 31, 2014, Federated held investments totaling $144.9 million and $143.2 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	March 31, 2015				December 31, 2014
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$27,106	$1,422	$(562)	$27,966	$26,887	$1,216	$(737)	$27,366
Fixed-income mutual funds	118,494	109	(1,661)	116,942	118,081	110	(2,367)	115,824
Total fluctuating-value mutual funds	$145,600	$1,531	$(2,223)	$144,908	$144,968	$1,326	$(3,104)	$143,190

Federated’s trading securities totaled $42.9 million and $38.9 million at March 31, 2015 and December 31, 2014, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) for which Federated is the beneficiary.

Federated’s trading securities as of March 31, 2015 and December 31, 2014, were primarily composed of stocks of large international and U.S. companies ($22.7 million and $21.3 million, respectively), investments in sponsored mutual funds ($10.5 million and $8.1 million, respectively) and domestic debt securities ($7.4 million and $7.5 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Unrealized gain (loss)
Trading securities	$456	$349
Derivatives[1]	(159)	(62)
Realized gains[2]
Available-for-sale securities	0	1,528
Trading securities	189	953
Derivatives[1]	235	66
Realized losses[2]
Trading securities	(613)	(914)
Derivatives[1]	(362)	(7)
(Loss) gain on securities, net[3]	$(254)	$1,913

1	Amounts related to the settlement of economic derivatives held by certain consolidated investment companies.

2	Realized gains and losses are computed on a specific-identification basis.

3	Amounts related to consolidated investment companies totaled ($0.3) million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015				December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$91,833	$0	$0	$91,833	$115,267	$0	$0	$115,267
Available-for-sale equity securities	120,373	24,535	0	144,908	119,435	23,755	0	143,190
Trading securities—equity	19,911	15,564	0	35,475	17,553	13,840	0	31,393
Trading securities—debt	0	7,414	0	7,414	0	7,488	0	7,488
Other[1]	4	12	0	16	31	14	0	45
Total financial assets	$232,121	$47,525	$0	$279,646	$252,286	$45,097	$0	$297,383
Financial Liabilities
Interest rate swap	$0	$0	$0	$0	$0	$425	$0	$425
Acquisition-related future consideration liabilities	0	0	1,909	1,909	0	0	1,909	1,909
Other[2]	2,054	38	0	2,092	1,979	0	0	1,979
Total financial liabilities	$2,054	$38	$1,909	$4,001	$1,979	$425	$1,909	$4,313

1	Amounts include futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies.

2	Amounts include investments sold short, futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $81.1 million and $107.6 million at March 31, 2015 and December 31, 2014, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the net asset value (NAV) of the funds, and are classified within Level 1 of the valuation hierarchy.

Available-for-sale equity securities
Available-for-sale equity securities include investments in sponsored fluctuating-value mutual funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in mutual funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For certain investments in mutual funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are classified as Level 2. There is no modeling or additional information needed to arrive at the fair values of any of these investments.
Trading securities—equity
Trading securities - equity primarily represent the equity securities held by consolidated sponsored investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For the publicly traded equity securities available in an active market, whether domestic or foreign, the fair value of these securities is often classified as Level 1 when the fair value is based on unadjusted quoted market prices. From time to time, however, the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies may be determined by third-party pricing services when a country's exchange is closed due to a holiday or when there has been a significant trend in the U.S. equity markets or in index futures trading between the time

Notes to the Consolidated Financial Statements (continued)
(unaudited)

the foreign market closes and the pricing time of the consolidated investment company. The determination to use a third-party pricing service versus the unadjusted quoted market price is the cause for transfers between Level 1 and Level 2 for these securities. For the period between December 31, 2014 and March 31, 2015, there were $54 thousand of investments transferred from Level 2 to Level 1. For the period between December 31, 2013 and March 31, 2014, there were $4.8 million of investments transferred from Level 2 to Level 1. Transfers into and out of Levels 1 and 2 of the fair value hierarchy are reported at fair value as of the beginning of the period in which the transfers occur.

Trading securities—debt
Trading securities - debt primarily represent U.S. bonds held by consolidated sponsored investment companies. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
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
Interest rate swap
The fair value of Federated's interest rate swap (the Swap), which expired on April 1, 2015, was included in Other current liabilities on the Consolidated Balance Sheets as of December 31, 2014. Pricing is determined based on a third-party, model-derived valuation in which all significant inputs are observable in active markets (Level 2), including the Eurodollar future rate and yields for three- and thirty-year Treasury securities. See Note (8) for additional information.

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability as of the acquisition date representing the estimated fair value of future consideration payments. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2015, acquisition-related future consideration liabilities were recorded in Other current liabilities ($1.9 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable data inputs (Level 3).

There were no adjustments to the acquisition-related future consideration liabilities during the three months ended March 31, 2015 and March 31, 2014.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2015.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

	Weighted-Average Interest Rates
	March 31,	December 31,
(dollars in thousands)	2015[1]	2014[1]	March 31, 2015	December 31, 2014
Term Loan	1.904%	2.462%	$235,875	$242,250
Less: Short-term debt			25,500	25,500
Long-term debt			$210,375	$216,750

1
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

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of March 31, 2015, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2015, 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During the three months ended March 31, 2015, Federated repaid $6.4 million of its borrowings on the Term Loan.

During 2010, Federated entered into the Swap to hedge its interest rate risk associated with Federated's original term loan facility. Under the Swap, which expired on April 1, 2015, Federated received payments based on LIBOR plus a spread and made payments based on an annual fixed rate of 3.521% for the amount of the term loan covered by the Swap. For the quarter ended March 31, 2015, the Swap covered $63.8 million of the term loan. The remaining amount of the term loan not covered by the Swap bears interest at a spread, as previously noted, over LIBOR.

The Swap was accounted for as a cash flow hedge and had been determined to be highly effective. The Swap required monthly cash settlements of interest paid or received and were recorded as adjustments to Debt expense on the Consolidated Statements of Income. During the three-month periods ended March 31, 2015 and 2014, $0.4 million and $1.5 million, respectively, was charged to Debt expense on the Consolidated Statements of Income as a component of Federated's fixed interest rate associated with the Swap.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the three months ended March 31, 2015 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2015, Federated awarded 373,137 shares of restricted Federated Class B common stock, all in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 1,057,981 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2014. Of this amount, 426,931 shares were awarded in connection with the aforementioned bonus program in 2014. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the three months ended March 31, 2015, there were 3,000 stock options exercised and no stock options granted. During the year ended December 31, 2014, there were 6,000 stock options exercised and no stock options granted.

(c) Non-Management Director Stock Award

There were no shares of Federated Class B common stock awarded to non-management directors during the first quarter of 2015. Federated awarded 5,100 shares of Federated Class B common stock to non-management directors during 2014.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allows Federated to buy back up to 5 million shares of Class B common stock with no stated expiration date for the buy back program. In February 2015, the board of directors authorized an additional share repurchase program that allows Federated to buy back up to 4 million additional shares of Federated Class B common stock with no stated expiration date. These programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first three months of 2015, Federated repurchased 0.3 million shares of Class B common stock for $9.9 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited from employees and are not counted against the board-approved share repurchase program. At March 31, 2015, 4.1 million shares remained available to be purchased under Federated's buyback programs.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$36,307	$35,194
Less: Total income available to participating unvested restricted shareholders[1]	(1,478)	(1,387)
Total net income attributable to Federated Common Stock[2]	$34,829	$33,807
Denominator
Basic weighted-average common shares outstanding	100,641	100,725
Dilutive potential shares from stock options	1	2
Diluted weighted-average common shares outstanding	100,642	100,727
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.35	$0.34

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years, as well as final stub-period payments, following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first four contingent purchase price payments of $5.0 million, $4.2 million, $3.8 million and $2.1 million, were paid in the fourth quarters of 2011, 2012, 2013 and 2014, respectively. At March 31, 2015, management estimated remaining contingent payments could total approximately $1 million over the one year that remains; however, the actual amount of the contingent payments will vary based on asset levels and related net revenues and is not limited by any maximum amount. A wide range of outcomes for the actual payments is possible due to the extent of reasonably possible flow-rate volatility for the respective AUM. As of March 31, 2015, a liability of $1.2 million representing the estimated fair value of future consideration payments, which could be paid through 2016, was recorded in Other current liabilities (see Note (7) for a discussion regarding the valuation methodology). This liability is re-measured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

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

Pursuant to other acquisition agreements, Federated has made and may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur through 2015. As of March 31, 2015, liabilities totaling $0.7 million, representing the estimated fair value of future consideration payments, were recorded in Other current liabilities (see Note (7) for a discussion regarding the valuation methodology). The

Notes to the Consolidated Financial Statements (continued)
(unaudited)

liabilities are re-measured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Federated may be required to make certain incentive compensation-related payments through 2018 in connection with various significant employment arrangements. As of March 31, 2015, Federated may be required to pay up to $28 million over the remaining terms of the arrangements based on the achievement of performance goals. In addition, certain employees have incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund (the Fund Bonus). Based on asset levels at March 31, 2015, approximately $3 million would be paid in 2016 as a Fund Bonus payment. Management is unable to reasonably estimate a range of possible bonus payments for the Fund Bonus for subsequent years due to the wide-range of possible growth-rate scenarios.

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

(c) Legal Proceedings

CCM Rochester, Inc. (CCM). In December 2008, Federated completed the acquisition of certain assets of CCM (f/k/a Clover Capital Management, Inc.), an investment manager that specialized in value investing. The purchase was consummated in the midst of the financial crisis. The payment terms under the Asset Purchase Agreement, dated September 12, 2008 (APA), included an upfront payment of $30 million paid by Federated Investors, Inc. at closing and the opportunity for contingent payments over a five year earn-out period following the acquisition date based on the growth in revenue associated with the acquired assets. Under the APA, in order to reach the maximum contingent payments totaling approximately $55 million, the revenue associated with the acquired assets would have had to have grown at a 30% compound annual growth rate. Under the APA, Federated Investors, Inc. paid CCM an additional $18 million, in the aggregate, in contingent payments for the last three years of the earn-out period.

On May 20, 2014, shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed by CCM in the U.S. District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM has asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM’s allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated’s alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM seeks approximately $37 million in alleged damages plus attorneys’ fees from Federated Investors, Inc.

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

Federated continues to believe that CCM’s claims are meritless and intends to continue to vigorously defend this lawsuit as it proceeds through discovery and summary judgment. Fact discovery was ongoing as of March 31, 2015. Federated continues to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA. As of March 31, 2015, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.

Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2015, Federated does not believe that a material loss related to these claims is reasonably possible.

See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding risks related to claims asserted or threatened against Federated.

(13) Accumulated Other Comprehensive (Loss) Income Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive (loss) income before reclassifications and tax	(127)	688	139	700
Tax impact	48	(269)	(48)	(269)
Reclassification adjustments, before tax	1,481	(1,529)	0	(48)
Tax impact	(560)	597	0	37
Net current-period other comprehensive income (loss)	842	(513)	91	420
Balance at March 31, 2014	$(2,343)	$1,073	$482	$(788)

Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	1,086	(677)	476
Tax impact	(25)	(399)	237	(187)
Reclassification adjustments, before tax	358	0	0	358
Tax impact	(131)	0	0	(131)
Net current-period other comprehensive income (loss)	269	687	(440)	516
Balance at March 31, 2015	$0	$(439)	$(707)	$(1,146)

[1]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

[2]	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in (Loss) gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On April 23, 2015, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 8, 2015 to be paid on May 15, 2015.

Part I, Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014.

General

Federated is one of the largest investment managers in the U.S. with $355.8 billion in managed assets as of March 31, 2015. The majority of Federated’s revenue is derived from advising Federated-sponsored funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.

Federated’s investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at March 31, 2015 attributable to such markets are as follows: wealth management and trust (43%), broker/dealer (35%), institutional (19%) and international (3%).
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

Business Developments

Money Market Fund Matters
For the three-month period ended March 31, 2015, approximately 32% of Federated’s total revenue was attributable to money market assets as compared to 34% for the same period in 2014. The change in the relative proportion of Federated's revenue attributable to money market assets for the first three months of 2015 as compared to the same period in 2014 was primarily the result of lower average money market assets, partially offset by decreases in fee waivers for certain money market funds to maintain positive or zero net yields. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

(a) Current Regulatory Environment
Domestic
On July 23, 2014, the SEC adopted the 2014 Money Fund Rules which, among other regulations, amend Rule 2a-7 under the 1940 Act (Rule 2a-7). The 2014 Money Fund Rules impose reforms that will require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the 1940 Act to utilize "market-based" valuations to calculate a floating NAV, rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. When market quotations are not available for a security, which is often the case for thinly traded securities in which money market funds invest, "market-based" valuations are to be based on "an appropriate substitute" intended to reflect current market conditions, which generally involves the use of matrix or model-based pricing or evaluated prices from third-party pricing services. Using "market-based" valuations and calculating the NAV to four decimal places, as the amendments to Rule 2a-7 require, could cause the NAV of such funds to fluctuate.
In times in which a money market fund is below certain liquidity thresholds, the 2014 Money Fund Rules also will permit, or in certain circumstances require, a money market fund (other than a government money market fund), to impose liquidity fees of up to two percent on all redemptions, and permit a money market fund to limit (or gate) redemptions for up to 10 business days in any 90-day period (absent a finding by the fund board that the imposition of a liquidity fee or redemption gate would not be in the best interests of shareholders). While a government or Treasury money market fund could voluntarily adopt liquidity fees and/or limits on redemptions under the 2014 Money Fund Rules as long as such funds’ ability to do so is disclosed to shareholders, Federated has recommended, and reviewed with the Board of Directors/Trustees of the Federated Funds, that Federated’s government or Treasury money market funds not reserve the right to employ liquidity fees nor the ability to impose redemption limits (or gates); consequently, these funds will not adopt the ability to impose either liquidity fees or redemption limits (or gates).
The 2014 Money Fund Rules also will impose certain current event disclosure requirements on a new Form N-CR and certain other enhanced disclosure and reporting (such as on Form N-MFP and Form PF), diversification, and stress-testing requirements on a money market fund. The 2014 Money Fund Rules became effective on October 14, 2014. The mandatory compliance dates for the 2014 Money Fund Rules are: (1) October 14, 2016 for the floating NAV requirements, liquidity fees and gates requirements and related disclosure requirements; (2) July 14, 2015 for the current event disclosure requirements on new Form N-CR and related website disclosure requirements; and (3) April 14, 2016 for other requirements not related to the floating NAV, fees, gates or disclosure requirements.
Along with the 2014 Money Fund Rules, the SEC also issued on July 23, 2014 a Notice of Proposed Rule 10b-10 Exemptive Relief, in which the SEC solicited comment on a proposal to exempt broker-dealers from the immediate confirmation delivery requirements under the 1934 Act for transactions effected in shares of floating NAV institutional prime money market funds and institutional municipal (or tax-exempt) money market funds. The SEC also issued separate proposals re-proposing amendments to Rule 2a-7 and Form N-MFP to remove any references to or requirement of reliance on credit ratings and to establish alternative standards of creditworthiness in place of credit ratings and proposing amendments to Rule 2a-7 to eliminate an exclusion from the issuer diversification provisions for securities with certain guarantees.
In response to the SEC’s adoption of the 2014 Money Fund Rules, the Treasury Department and the Internal Revenue Service (IRS) also issued on July 23, 2014 proposed rules, which money market fund shareholders may immediately rely upon, aimed

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

at relieving tax burdens for shareholders that frequently purchase or redeem shares of a money market fund (such as through a broker-dealer or bank “sweep arrangement”) and that may experience a high volume of small capital gains and losses if they invest in an institutional prime money market fund or an institutional municipal (or tax-exempt) money market fund with a floating NAV. The IRS also issued final guidance in the form of Revenue Procedure 2014-45 addressing applicable wash sale rules and describing the circumstances in which the IRS will not treat a redemption of shares in a money market fund as creating a wash sale.
On April 22, 2015, the SEC published additional guidance regarding the 2014 Money Fund Rules in the form of the Money Fund Rules Guidance. Federated is analyzing the potential impact of the Money Fund Rules Guidance on the 2014 Money Fund Rules and its money market products and strategies, product structuring and development initiatives and business.
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is reallocating certain resources from regulatory efforts and continues to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules, and related Treasury Department and IRS guidance, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also continues to reallocate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules. Federated's analysis, planning and implementation efforts include consideration of Federated’s legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that may be available to seek to minimize the potential impact of any adverse consequences. While Federated’s plans are not finalized and continue to evolve, and remain subject to fund board and, in certain cases, fund shareholder and other review and approvals, Federated anticipates taking steps to adjust its product line to address the liquidity management needs of its broad array of customers. Such steps will include, for example, conducting shareholder votes to seek approval of changes to the organizational or governing documents of certain Federated Funds (such as Money Market Obligations Trust, the registrant for the majority of Federated’s money market funds), proposing to modify, add share classes to or reorganize certain existing Federated Funds, and developing new products and strategies.
Federated anticipates that the adjustments to Federated’s product line will offer investors a full menu of product choices for liquidity management. For example, Federated will continue to offer Treasury and government money market funds without either liquidity fees or redemption limits (gates), and will designate existing prime and municipal money market funds as either institutional or retail funds. Federated’s Treasury and government money market funds will continue to seek a $1.00 NAV per share.
Regarding retail money market funds, Federated plans to offer prime money market funds, national municipal money market funds, state-specific municipal money market funds, and variable annuity money market funds. Federated's retail money market funds will continue to seek to maintain an NAV of $1.00 per share.
Regarding institutional money market funds, Federated plans to offer prime money market funds and national municipal money market funds. Regarding institutional prime and municipal money market funds, Federated anticipates converting certain existing Federated Funds to 60-day maximum maturity funds while other existing funds will remain 397-day maximum maturity funds. Federated anticipates that institutional prime and municipal funds selected to be 60-day maximum funds will begin to gradually limit their investments in late 2015 to securities maturing on or before December 14, 2016, which is 60 days post implementation, so that the funds can be restructured appropriately by the final mandatory compliance date for the 2014 Money Fund Rules in October 2016.
Federated also anticipates that on or about the final compliance date for the 2014 Money Fund Rules in October 2016 Federated will convert at least one Federated Fund to a floating NAV money market fund for customers seeking an institutional prime money market fund with potentially higher yields than the 60-day maximum money market funds. Federated also continues to explore investment strategies as investment options for certain customers and the feasibility of private funds that mirror existing Federated money market funds as investment options for qualified investors.
Federated expects to announce its plans relating to the adjustments to its product line periodically in advance of the mandatory compliance date of October 2016 to give customers the opportunity to plan for their liquidity management needs. Subject to Federated Fund board and, in certain cases, shareholder and other approvals and disclosure, Federated expects to implement the adjustments to its product line prior to the final mandatory compliance date for the 2014 Money Fund Rules in October 2016. Further analysis and planning, or additional adjustments to Federated’s product line, may be required in response to the recent Money Fund Rules Guidance or if additional regulation or guidance is issued by the SEC or other regulators.
The SEC also initiated in 2014, and continues in 2015, a series of sweep examinations of certain investment management industry participants on various topics, such as fixed-income liquidity, liquid alternatives, separately managed or wrap-fee accounts, and intermediary and other payments, and related disclosures, and is giving attention to liquidity and redemption

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

risks, leverage, operational risks, and the failure/closing of investment industry participants, which may lead to further regulation of the investment management industry.
Given the recent adoption of the SEC’s 2014 Money Fund Rules, their extended compliance dates, the issuance of Treasury Department and IRS guidance on certain related tax matters, the SEC’s recent publishing of the Money Fund Rules Guidance and the potential for future additional regulation or guidance, Federated is unable at this time to assess the degree of impact the SEC's 2014 Money Fund Rules, the Money Fund Rules Guidance or potential future regulation may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with the SEC's 2014 Money Fund Rules ultimately may be pursued or be successful.
On July 31, 2014, the FSOC indicated that it intends to monitor the effectiveness of the 2014 Money Fund Rules. FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Governors have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management respectfully disagrees with this position. On December 18, 2014, FSOC published a Notice Seeking Comment on Asset Management Products and Activities seeking public comment on aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions and the failure or closure of an asset manager or investment vehicle. Comments were due by March 25, 2015 and are available at http://www.regulations.gov/#!docketDetail;D=FSOC-2014-0001. Federated, individually and together with mutual fund industry groups, participated in the public comment process. Management does not believe that asset managers and management products, such as money market funds, create systemic risk requiring regulation by the Governors and/or FSOC. In a comment letter dated March 10, 2015, Federated expressed its view that: (1) asset management products and activities as regulated by the SEC do not create systemic risk; (2) while leverage can create or amplify systemic risk, it is regulated and limited by margin rules, the 1940 Act, and practices for open-end mutual funds; (3) the structure and regulation of SEC-regulated investment companies weigh strongly against a finding of systemic risk; (4) registered investment advisers and investment companies make the securities markets' functions of price discovery and capital allocation more cost-effective and lower risk to investors; (5) FSOC initiatives that would alter investor incentives and hobble asset management in order to impose centrally-managed "stability" and allocate capital to meet government policy objectives are fundamentally misguided and go well beyond any legislative mandate; and (6) FSOC does not have the statutory authority to impose changes on the regulation or capital structure of SEC-registered investment companies or investment advisers. On February 4, 2015, FSOC voted to adopt changes to its process for reviewing non-bank financial companies for potential designation as a systemically important financial institution. These changes seek to enhance (a) FSOC’s engagement with companies under consideration for designation through earlier notification, (b) transparency regarding the designation process though public disclosure of certain information about FSOC’s designation work, and (c) FSOC’s engagement with designated companies during the annual review process. Management also believes that statements by Congress in a Congressional Appropriations Committee conference report that accompanied the Consolidated Appropriations Act, 2014, and in a House of Representatives’ Appropriations Committee conference report accompanying the Financial Services and General Government Appropriations Bill, 2015, reflect Congress’ view that the regulation of money market funds is within the purview of the SEC, not FSOC.
Federated is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by FSOC. In management's view, the issuance of final regulations is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that any reforms or other actions by the Governors, FSOC or other governmental entities may have on its business, results of operations, financial condition and/or cash flows at this time.

International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. After numerous money market fund reform proposals were advanced during the second half of 2014, the European Parliament’s Committee on Economic and Monetary Affairs (ECON) has picked up the debate and members of parliament have tabled numerous differing amendments to the proposal, such as maintaining the proposed capital buffer, developing a system based on liquidity fees and redemption gates, carving out various definitions of retail and government money market funds (including, for example, definitions which limit government money market funds to European sovereign debt as well as a definition inclusive of all eligible sovereign debt) and developing a system of low-volatility NAV (LVNAV)

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

funds or money market funds with variable share classes. On February 26, 2015, the ECON voted to put forth the following key proposals: (1) retail funds (to include retail, charity, not for profit, public body and public foundation investors) may retain a constant NAV (CNAV); (2) government funds that invest at least 99.5% of assets in government and government-guaranteed securities (and by 2020 in European Union government and government-guaranteed securities only) may retain a CNAV; (3) institutional funds may be either (a) LVNAV funds that use amortized cost accounting for portfolio securities maturing within 90 days and mark-to-market prices for portfolio securities maturing after 90 days and that are subject to sunset within five years or at the European Commission’s review, or (b) variable NAV (VNAV) funds that mark-to-market prices for all their portfolio securities. The retail CNAV, government CNAV and LVNAV funds would be required to have certain triggers in place for liquidity fees and redemption gates, sponsor support would be prohibited for all types of money market funds, ratings would be permitted for money market funds, and there would be a nine month implementation period starting after the final regulation is promulgated. The ECON’s proposals are expected to be voted on by the European Parliament in an April 2015 plenary session. Negotiations are likely to continue through 2015. In addition to approval by European Parliament, any proposal must be approved by the European Council and any final regulation could vary materially from that of any proposal. Management does not anticipate agreement on a final regulation until late 2015 or early 2016.
A proposal to implement a European Financial Transactions Tax (FTT) continues to develop. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. On May 6, 2014, a Declaration was signed by 10 of the 11 original participating countries confirming their support for the FTT, clarifying that the FTT would be introduced on a step-by-step basis, and indicating that the initial phase of the FTT should be implemented by no later than January 1, 2016. Discussions regarding the adoption of the FTT between participating European countries continue. While it has been tentatively agreed that transactions in listed company shares would be subject to the FTT once implemented, discussions continue to focus on, among other topics, the other types of products or transactions that will be subject to the FTT, the jurisdiction in which the FTT should be levied (i.e., place of establishment of the participating financial institutions or where an instrument was issued), the volume of transactions covered and the potential revenue generated versus costs to the industry. At the end of October 2014, the European Union presidency announced that intensified work was required to enable agreement on open issues in order for the first phase of the FTT to be implemented by January 1, 2016. In January 2015, the Finance Ministers of France and Austria, two of the 11 original participating countries, wrote the other 9 participating countries pursuing the European Union's enhanced cooperation on the FTT, seeking to breathe new life into talks on the FTT, seeking the widest possible application of the FTT with low tax rates, and expressing their desire to see the FTT introduced in 2016.
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
On January 8, 2014, the Financial Stability Board (FSB) published for comment a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (First Consultation). The First Consultation set forth methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, "market intermediaries" such as investment advisers, brokers and certain other intermediaries, and "investment funds," such as individual money market funds, other open-end or closed-end mutual funds, and hedge funds and other private funds, or families of such funds following similar investment strategies. On March 6, 2015, the FSB published a second consultative document "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation). The Second Consultation takes a more inclusive approach that sets forth revised methodologies for investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplates the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions under the Second Consultation. Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

(b) Historically Low Short-Term Interest Rates
For several years, the FOMC has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers. See Note (4) to the Consolidated Financial Statements for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields.
Assuming asset levels and mix remain constant and based on recent market conditions, fee waivers for the second quarter of 2015 may result in a negative pre-tax impact on income of approximately $24 million. While the level of fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 40% from the current levels and an increase of 25 basis points would reduce the impact by approximately 65% from the current levels. Based on management’s assessment of competitive market conditions, including, for example, an expectation of higher distribution expenses as a percentage of money market fund revenues when interest rates and yields increase, management estimates that Federated will recover approximately 75% of the pre-tax impact of minimum yield waivers (that is, capture approximately 75% of the pre-tax impact going forward, not re-capture previously waived amounts) when money market fund yields increase to the point of eliminating the waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with one or more third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2015	2014
By Asset Class
Money market	$248,160	$263,648	(6)%
Fixed-income	53,562	50,983	5
Equity	54,037	45,879	18
Liquidation portfolio[1]	0	5,690	(100)
Total managed assets	$355,759	$366,200	(3)%
By Product Type
Mutual Funds:
Money market	$214,310	$227,470	(6)%
Fixed-income	41,039	40,237	2
Equity	34,951	29,208	20
Total mutual fund assets	290,300	296,915	(2)
Separate Accounts:
Money market	$33,850	$36,178	(6)%
Fixed-income	12,523	10,746	17
Equity	19,086	16,671	14
Total separate account assets	65,459	63,595	3
Liquidation Portfolio[1]	$0	$5,690	(100)%
Total managed assets	$355,759	$366,200	(3)%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2015	2014
By Asset Class
Money market	$253,261	$273,233	(7)%
Fixed-income	53,405	50,658	5
Equity	52,784	44,693	18
Liquidation portfolio[1]	0	5,791	(100)
Total average managed assets	$359,450	$374,375	(4)%
By Product Type
Mutual Funds:
Money market	$218,168	$235,228	(7)%
Fixed-income	41,013	39,987	3
Equity	34,162	28,516	20
Total average mutual fund assets	293,343	303,731	(3)
Separate Accounts:
Money market	$35,093	$38,005	(8)%
Fixed-income	12,392	10,671	16
Equity	18,622	16,177	15
Total average separate account assets	66,107	64,853	2
Liquidation Portfolio[1]	$0	$5,791	(100)%
Total average managed assets	$359,450	$374,375	(4)%

1
The liquidation portfolio represented a portfolio of distressed bonds at cost. Federated had been retained by a third party to manage these assets through an orderly liquidation process that was completed during the fourth quarter of 2014. Management-fee rates earned from this portfolio were lower than those of traditional Separate Account mandates.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2015	2014
Equity Funds
Beginning assets	$33,141	$28,097
Sales	2,805	2,292
Redemptions	(1,914)	(1,833)
Net sales	891	459
Net exchanges	39	32
Market gains and losses/reinvestments[1]	880	620
Ending assets	$34,951	$29,208

Equity Separate Accounts
Beginning assets	$18,285	$16,051
Sales[2]	1,693	845
Redemptions[2]	(954)	(778)
Net sales[2]	739	67
Market gains and losses[3]	62	553
Ending assets	$19,086	$16,671

Total Equity Assets
Beginning assets	$51,426	$44,148
Sales[2]	4,498	3,137
Redemptions[2]	(2,868)	(2,611)
Net sales[2]	1,630	526
Net exchanges	39	32
Market gains and losses/reinvestments[1]	942	1,173
Ending assets	$54,037	$45,879

Fixed-income Funds
Beginning assets	$40,456	$39,606
Sales	4,491	4,248
Redemptions	(4,193)	(4,025)
Net sales	298	223
Net exchanges	(37)	(59)
Market gains and losses/reinvestments[1]	322	467
Ending assets	$41,039	$40,237

Fixed-income Separate Accounts
Beginning assets	$12,251	$10,520
Sales[2]	239	254
Redemptions[2]	(204)	(232)
Net sales[2]	35	22
Market gains and losses[3]	237	204
Ending assets	$12,523	$10,746

Total Fixed-income Assets
Beginning assets	$52,707	$50,126
Sales[2]	4,730	4,502
Redemptions[2]	(4,397)	(4,257)
Net sales[2]	333	245
Net exchanges	(37)	(59)
Market gains and losses/reinvestments[1]	559	671
Ending assets	$53,562	$50,983

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

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended
	March 31,
(in millions)	2015	2014
Funds
Beginning assets	$73,597	$67,703
Sales	7,296	6,540
Redemptions	(6,107)	(5,858)
Net sales	1,189	682
Net exchanges	2	(27)
Market gains and losses/reinvestments[1]	1,202	1,087
Ending assets	$75,990	$69,445

Separate Accounts
Beginning assets	$30,536	$26,571
Sales[2]	1,932	1,099
Redemptions[2]	(1,158)	(1,010)
Net sales[2]	774	89
Market gains and losses[3]	299	757
Ending assets	$31,609	$27,417

Total Assets
Beginning assets	$104,133	$94,274
Sales[2]	9,228	7,639
Redemptions[2]	(7,265)	(6,868)
Net sales[2]	1,963	771
Net exchanges	2	(27)
Market gains and losses/reinvestments[1]	1,501	1,844
Ending assets	$107,599	$96,862

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
By Asset Class
Money market assets	70%	73%	32%	34%
Fixed-income assets	15%	14%	22%	23%
Equity assets	15%	12%	46%	42%
Liquidation portfolio	--	1%	--	0%
Other activities	--	--	0%	1%
By Product Type
Mutual Funds:
Money market assets	60%	63%	30%	32%
Fixed-income assets	11%	11%	20%	21%
Equity assets	10%	8%	38%	35%
Separate Accounts:
Money market assets	10%	10%	2%	2%
Fixed-income assets	4%	3%	2%	2%
Equity assets	5%	4%	8%	7%
Liquidation Portfolio	--	1%	--	0%
Other Activities	--	--	0%	1%

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

As of March 31, 2015, total managed assets decreased 3% from March 31, 2014 primarily as a result of decreases in money market assets, partially offset by an increase in equity and fixed-income assets. Average managed assets decreased 4% for the three months ended March 31, 2015, compared to the same period in 2014. Period-end money market assets decreased 6% at March 31, 2015 compared to March 31, 2014. Average money market assets decreased 7% for the three-month period ended March 31, 2015, as compared to the same period in 2014. The ongoing low-yield environment for money market funds and competition for assets, including from bank deposit products offering higher yields, were factors in this decrease. Short-term interest rates remained low in the first three months of 2015 as the FOMC kept the near-zero federal funds rate unchanged in the continuous pursuit of a sustained economic recovery. In the bond market, yields remained relatively range bound as the market wrestled with signs of a slowdown against a potential FOMC tightening. Period-end fixed-income assets increased 5% at March 31, 2015 compared to March 31, 2014, primarily as a result of market appreciation, and to a lesser extent, net sales. Average fixed-income assets increased 5% for the three months ended March 31, 2015 as compared to the same period in 2014. Period-end equity assets increased 18% at March 31, 2015 compared to March 31, 2014 primarily due to net sales, and to a lesser extent, market appreciation. Average equity assets increased 18% for the three-month period ended March 31, 2015, as compared to the same period in 2014. Despite continued equity-market volatility during the first quarter of 2015, both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, reached record highs in late February and early March. Assets in the liquidation portfolio were fully liquidated in the fourth quarter of 2014.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2015	2014	Change	Percent Change
Revenue from managed assets	$220.4	$209.4	$11.0	5%
Revenue from sources other than managed assets	0.1	2.1	(2.0)	(95)
Total revenue	$220.5	$211.5	$9.0	4%

Revenue from managed assets increased $11.0 million for the three-month period ended March 31, 2015 as compared to the same period in 2014 primarily due to an increase of $13.1 million due to higher average equity assets and an increase of $12.6 million resulting from a decrease in voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields. These increases in revenue were partially offset by a decrease of $15.0 million due to lower average money market assets.

See Note (4) to the Consolidated Financial Statements and Business Developments - Historically Low Short-Term Interest Rates for additional information on voluntary fee waivers related to certain money market funds in order for these funds to maintain positive or zero net yields, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the three-month period ended March 31, 2015, Federated’s ratio of revenue from managed assets to average managed assets was 0.25% as compared to 0.23% for the same period of 2014. The increase in the rate was primarily due to the increase in average managed assets invested in higher fee-paying equity products as well as the decrease in voluntary fee waivers to maintain positive or zero net yields for the three-month period ended March 31, 2015 as compared to the same period in 2014.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2015	2014	Change	Percent Change
Compensation and related	$76.5	$71.8	$4.7	7%
Distribution	53.5	51.2	2.3	4
All other	31.5	31.9	(0.4)	(1)
Total operating expenses	$161.5	$154.9	$6.6	4%

Total operating expenses for the three-month period ended March 31, 2015 increased $6.6 million compared to the same period in 2014. Compensation and related expense increased $4.7 million in the first three months of 2015 as compared to the same period in 2014 reflecting a $2.7 million increase in incentive compensation driven primarily by sales and investment management performance, a $1.3 million increase in incentive compensation primarily as a result of the finalization of prior-year estimates and a $0.8 million increase in base salary and wages primarily due to higher wages. Distribution expense increased $2.3 million in the first three months of 2015 as compared to the same period in 2014 primarily due to an increase of $9.7 million resulting from lower distribution fee waivers by intermediaries associated with maintaining positive or zero net yields on certain money market funds and an increase of $3.4 million related to an increase in average equity assets, partially offset by a decrease of $10.3 million related to lower average money market assets.

Nonoperating (Expenses) Income. Nonoperating (expenses) income, net decreased $1.3 million for the three-month period ended March 31, 2015 as compared to the same period in 2014. The change is primarily due to a decrease of $2.2 million in (Loss) gain on securities, net due primarily to a decrease in gains on the sale of available-for-sale investments in the three-month period of 2015 compared to the same period in 2014, partially offset by a $1.4 million decrease in Debt expense primarily due to a lower average interest rate resulting from the portion of the Term Loan no longer being covered by the Swap.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Income Taxes. The income tax provision increased $0.3 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to higher income before income taxes. The effective tax rate was 37.8% for the three-month period ended March 31, 2015 as compared to 37.9% for the same period in 2014.

Net Income Attributable to Federated Investors, Inc. Net income increased $1.1 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended March 31, 2015 increased $0.01 as compared to the same period of 2014 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2015, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $296.0 million as compared to $318.7 million at December 31, 2014. The change in liquid assets is summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities.

At March 31, 2015, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, for cash invested in certain money market funds (approximately $81 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and that meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $14.7 million for the three months ended March 31, 2015 as compared to $17.8 million for the same period in 2014. The decrease of $3.1 million was primarily due to an increase of $5.7 million in cash paid for incentive compensation in the first quarter 2015 as compared to the same quarter in 2014, a $4.1 million increase in net purchases of trading securities and an increase related to the $2.3 million increase in distribution-related expense previously discussed. This decrease was partially offset by a $9.0 million increase in revenue primarily related to revenue from managed assets previously discussed.

Cash Used by Investing Activities. During the three-month period ended March 31, 2015, cash used by investing activities was $2.0 million and primarily reflected $1.0 million in cash paid for property and equipment and $0.9 million in cash paid for purchases of available-for-sale securities.

Cash Used by Financing Activities. During the three-month period ended March 31, 2015, cash used by financing activities was $36.1 million. During the first three months of 2015, Federated (1) paid $26.2 million or $0.25 per share in dividends to holders of its common shares, (2) paid $10.3 million to purchase treasury stock and (3) repaid $6.4 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the three-month periods ended March 31, 2015 and 2014, Federated made principal payments on the Term Loan of $6.4 million and $10.6 million, respectively. As of March 31, 2015, the entire $200 million revolving credit facility was available for borrowings. The Swap that Federated entered into in 2010 expired on April 1, 2015. During the first quarter of 2015, the Swap converted the variable interest rate on the Term Loan to a fixed rate of 3.521% for the amount of the Term Loan covered by the Swap. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2015. An interest coverage ratio of at least 4 to 1 is required and as of March 31, 2015, the interest coverage ratio was 41 to 1. A leverage ratio of no more than 3 to 1 is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

required and as of March 31, 2015, the leverage ratio was 0.8 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On April 23, 2015, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 8, 2015 to be paid on May 15, 2015.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $430 million.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated’s goodwill as of March 31, 2015.

Accrued compensation and benefits at March 31, 2015 decreased $47.9 million from December 31, 2014 primarily due to the 2014 accrued annual incentive compensation being paid in the first quarter 2015 ($66.5 million), partially offset by certain 2015 incentive compensation accruals recorded at March 31, 2015 ($20.8 million).

There were no indicators of goodwill impairment as of March 31, 2015 as Federated’s market capitalization exceeded the book value of equity by more than 400%.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. See Note (12) to the Consolidated Financial Statements for more information.

Legal Proceedings. Federated has claims asserted against it from time to time. See Note (12) to the Consolidated Financial Statements.

Recent Accounting Pronouncements

For a complete list of new accounting standards issued, but not yet adopted by Federated, see Note (3) to the Consolidated Financial Statements.

Critical Accounting Policies

Federated’s Consolidated Financial Statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management's estimates are based on historical experience,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity. See Federated’s Annual Report on Form 10-K for the year ended December 31, 2014, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated’s exposures to market risk during the three months ended March 31, 2015 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2015.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the first quarter 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	106,623	$31.43	105,000	309,734
February[2]	78,646	32.75	75,000	4,234,734
March	120,000	33.50	120,000	4,114,734
Total	305,269	$32.59	300,000	4,114,734

[1]
A share repurchase program was authorized in August 2008 by the board of directors and permits the purchase of up to 5.0 million shares of Federated Class B common stock with no stated expiration date. In February 2015, the board of directors authorized an additional share repurchase program that allows Federated to buy back up to 4.0 million additional shares of Federated Class B common stock with no stated expiration date.

[2]
In January and February 2015, 1,623 and 3,646 shares, respectively, of restricted stock with a weighted-average price of $0.00 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

Item 5. Other Information

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of Federated held on Thursday, April 23, 2015 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal which is described in more detail in Federated's Information Statement to shareholders dated March 11, 2015.

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

Federated Investors, Inc.
(Registrant)

Date	April 24, 2015	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 24, 2015	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer