Form 10-Q
period 2015-09-30
FEDERATED INVESTORS INC /PA/
filed 2015-10-23
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 19, 2015, the Registrant had outstanding 9,000 shares of Class A Common Stock and 104,103,163 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such statements include certain statements relating to: asset flows, levels and mix; business mix; levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to acquisition agreements or employment agreements; future cash needs and cash flows; legal proceedings; the timing and impact of increased laws and regulation, including potential, proposed and final rules by U.S. and foreign regulators and government entities; the components and level of, and prospect for, distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management’s assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact and other consequences of potential, proposed and final rules and other regulation, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies and new accounting pronouncements; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2014. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated’s asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated’s success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms or structure of distribution and shareholder services contracts or relationships with intermediaries who offer Federated’s products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated’s risks and uncertainties also include liquidity and credit risks in Federated’s money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2014.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$141,157	$115,267
Investments—affiliates	148,408	143,190
Investments—consolidated investment companies	25,638	31,853
Investments—other	6,559	7,028
Receivables, net of reserve of $17 and $34, respectively	28,407	27,965
Prepaid expenses	9,309	12,931
Other current assets	3,416	3,821
Total current assets	362,894	342,055
Long-Term Assets
Goodwill	659,315	658,837
Renewable investment advisory contracts	70,582	68,970
Other intangible assets, net of accumulated amortization of $21,299 and $40,326, respectively	4,911	6,040
Property and equipment, net of accumulated depreciation of $53,922 and $57,430, respectively	36,458	38,638
Other long-term assets	22,540	25,979
Total long-term assets	793,806	798,464
Total assets	$1,156,700	$1,140,519
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	39,511	34,930
Accrued compensation and benefits	60,805	75,661
Other current liabilities	15,845	13,230
Total current liabilities	141,661	149,321
Long-Term Liabilities
Long-term debt	197,625	216,750
Long-term deferred tax liability, net	152,207	140,849
Other long-term liabilities	19,052	20,250
Total long-term liabilities	368,884	377,849
Total liabilities	510,545	527,170
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	8,611	3,697
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	291,968	270,831
Additional paid-in capital from treasury stock transactions	5	0
Retained earnings	536,607	505,394
Treasury stock, at cost, 5,362,293 and 4,586,809 shares Class B common stock, respectively	(189,613)	(165,258)
Accumulated other comprehensive loss, net of tax	(3,545)	(1,662)
Total Federated Investors, Inc. shareholders’ equity	635,611	609,494
Nonredeemable noncontrolling interest in subsidiary	1,933	158
Total permanent equity	637,544	609,652
Total liabilities, temporary equity and permanent equity	$1,156,700	$1,140,519

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Investment advisory fees, net—affiliates	$133,569	$116,122	$385,067	$342,752
Investment advisory fees, net—other	25,329	24,964	74,818	70,980
Administrative service fees, net—affiliates	53,275	52,244	157,897	159,708
Other service fees, net—affiliates	20,295	19,082	59,010	54,695
Other service fees, net—other	903	3,167	3,004	9,783
Other, net	950	1,336	3,174	3,474
Total revenue	234,321	216,915	682,970	641,392
Operating Expenses
Compensation and related	70,624	70,724	218,062	213,176
Distribution	58,823	53,487	166,376	156,877
Professional service fees	7,823	7,944	22,990	24,502
Systems and communications	6,684	6,392	20,533	19,021
Office and occupancy	6,552	8,241	20,115	22,442
Advertising and promotional	3,310	3,271	10,285	9,668
Travel and related	3,183	3,028	9,474	9,427
Other	3,078	3,000	12,574	9,964
Total operating expenses	160,077	156,087	480,409	465,077
Operating income	74,244	60,828	202,561	176,315
Nonoperating (Expenses) Income
Investment income, net	1,243	1,233	3,777	4,736
(Loss) gain on securities, net	(4,292)	(439)	(5,526)	3,983
Debt expense	(979)	(2,162)	(3,325)	(7,824)
Other, net	(8)	(4)	(37)	(14)
Total nonoperating (expenses) income, net	(4,036)	(1,372)	(5,111)	881
Income before income taxes	70,208	59,456	197,450	177,196
Income tax provision	26,072	22,197	74,633	66,978
Net income including the noncontrolling interests in subsidiaries	44,136	37,259	122,817	110,218
Less: Net income (loss) attributable to the noncontrolling interests in subsidiaries	5	(301)	620	595
Net income	$44,131	$37,560	$122,197	$109,623
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.42	$0.36	$1.17	$1.05
Cash dividends per share	$0.25	$0.25	$0.75	$0.75
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income including the noncontrolling interests in subsidiaries	$44,136	$37,259	$122,817	$110,218

Other comprehensive income, net of tax
Permanent equity
Unrealized gain (loss) on interest rate swap	0	14	42	(85)
Reclassification adjustment related to interest rate swap	0	691	227	2,524
Unrealized (loss) gain on securities available for sale	(2,999)	(842)	(2,611)	466
Reclassification adjustment related to securities available for sale	847	(780)	847	(2,654)
Foreign currency items	(210)	(530)	(388)	(368)
Other comprehensive loss	(2,362)	(1,447)	(1,883)	(117)
Comprehensive income including the noncontrolling interests in subsidiaries	41,774	35,812	120,934	110,101
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest in subsidiaries	(905)	(195)	(1,288)	599
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interest in subsidiary	910	(106)	1,908	(4)
Comprehensive income attributable to Federated Investors, Inc.	$41,769	$36,113	$120,314	$109,506
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2013	$295,958	$0	$1,022,608	$(751,239)	$(1,208)	$566,119	$225	$566,344	$15,517
Net income (loss)	0	0	109,623	0	0	109,623	(4)	109,619	599
Other comprehensive loss, net of tax	0	0	0	0	(117)	(117)	0	(117)	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	11,092
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	54,690
Stock award activity	18,219	4	(13,192)	13,766	0	18,797	0	18,797	0
Dividends declared	0	0	(78,685)	0	0	(78,685)	0	(78,685)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	(44)	(44)	(3,103)
Purchase of treasury stock	0	0	0	(20,665)	0	(20,665)	0	(20,665)	0
Balance at September 30, 2014	$314,177	$4	$1,040,354	$(758,138)	$(1,325)	$595,072	$177	$595,249	$78,795
Balance at December 31, 2014	$271,020	$0	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697
Net income (loss)	0	0	122,197	0	0	122,197	1,908	124,105	(1,288)
Other comprehensive loss, net of tax	0	0	0	0	(1,883)	(1,883)	0	(1,883)	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	16,209
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	(7,105)
Stock award activity	21,137	5	(12,396)	12,490	0	21,236	0	21,236	0
Dividends declared	0	0	(78,588)	0	0	(78,588)	0	(78,588)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	(133)	(133)	(2,902)
Purchase of treasury stock	0	0	0	(36,845)	0	(36,845)	0	(36,845)	0
Balance at September 30, 2015	$292,157	$5	$536,607	$(189,613)	$(3,545)	$635,611	$1,933	$637,544	$8,611
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$122,817	$110,218
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	11,774	8,915
Depreciation and other amortization	7,184	8,011
Share-based compensation expense	17,355	16,620
Loss (gain) on disposal of assets	2,196	(6,754)
Provision for deferred income taxes	13,035	14,850
Fair-value adjustments for contingent liabilities	377	(1,196)
Impairment of assets	1,342	0
Consolidation/deconsolidation of investment companies	(227)	(21,484)
Net purchases of trading securities	(11,547)	(1,410)
Deferred sales commissions paid	(11,091)	(12,577)
Contingent deferred sales charges received	1,826	1,306
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(764)	1,152
Decrease in prepaid expenses and other assets	6,120	4,592
Decrease in accounts payable and accrued expenses	(13,354)	(13,919)
Increase in other liabilities	5,180	3,366
Net cash provided by operating activities	152,223	111,690
Investing Activities
Purchases of securities available for sale	(2,692)	(82,948)
Cash paid for business acquisitions	0	(9,697)
Proceeds from redemptions of securities available for sale	1	87,117
Cash paid for property and equipment	(4,618)	(4,251)
Net cash used by investing activities	(7,309)	(9,779)
Financing Activities
Dividends paid	(78,607)	(78,691)
Purchases of treasury stock	(37,106)	(19,198)
Distributions to noncontrolling interest in subsidiaries	(3,035)	(3,147)
Contributions from noncontrolling interest in subsidiaries	16,209	11,092
Proceeds from shareholders for share-based compensation	99	577
Excess tax benefits from share-based compensation	2,541	1,712
Payments on debt	(19,125)	(27,625)
Other financing activities	0	(609)
Net cash used by financing activities	(119,024)	(115,889)
Net increase (decrease) in cash and cash equivalents	25,890	(13,978)
Cash and cash equivalents, beginning of period	115,267	104,443
Cash and cash equivalents, end of period	$141,157	$90,465
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

(3) Recent Accounting Pronouncements

(a) Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued as final, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update, and issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, on August 12, 2015. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date (interim and annual reporting periods in fiscal years beginning after December 15, 2016). The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

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

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014
Money market assets	32%	32%
Equity assets	47%	44%
Fixed-income assets	21%	23%

The change in the relative proportion of Federated's revenue attributable to equity assets for the first nine months of 2015 as compared to the same period in 2014 was primarily the result of higher average equity assets due to net sales.

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated sponsored funds (Federated Funds), and strategies are subject to federal securities laws, principally the Securities Act of 1933, the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, as well as foreign laws and regulations promulgated by foreign regulatory authorities. In 2014, among other developments, the Securities and Exchange Commission (SEC) promulgated new money market reform rules (the 2014 Money Fund Rules). On April 22, 2015, the SEC published additional guidance regarding the 2014 Money Fund Rules in the form of 2014 Money Market Fund Reform Frequently Asked Questions and Valuation Guidance Frequently Asked Questions (the Money Fund Rules Guidance). On May 20, 2015, the SEC proposed rules seeking to modernize investment company reporting requirements and to require investment advisers to maintain additional performance records and provide to clients additional borrowing and derivative information relating to separate accounts. On September, 22, 2015, the SEC proposed certain rule amendments under the 1940 Act that, if finally adopted as proposed, would require open-end mutual funds (other than money market funds) and exchange traded funds to have a liquidity risk management program that contains certain required elements. Federated is analyzing the potential impact of these reforms. Federated also continues to evaluate the 2014 Money Fund Rules and Money Fund Rules Guidance, on its money market products and strategies, product structuring and development initiatives and business. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continued to be considered in 2015, but have not been finalized. Federated continues to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules and Money Fund Rules Guidance, and other regulatory initiatives, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also continues to dedicate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules and Money Fund Rules Guidance. See Management's Discussion and Analysis for additional information.

Historically Low Short-Term Interest Rates
For several years, the Federal Open Market Committee of the Federal Reserve Board (FOMC) has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(Voluntary Yield-related Fee Waivers). These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of assets under management (AUM or managed assets) in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The opposite would also be true.

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Revenue	$(83.3)	$(101.7)	$(261.6)	$(310.7)
Less: Reduction in Distribution expense	61.3	68.7	186.1	213.2
Operating income	(22.0)	(33.0)	(75.5)	(97.5)
Less: Reduction in Noncontrolling interests	1.7	2.8	6.0	8.0
Pre-tax impact	$(20.3)	$(30.2)	$(69.5)	$(89.5)

The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased for the nine-month period ended September 30, 2015 as compared to the same period in 2014 due primarily to higher yields on instruments held by the money market funds and a decrease in average money market assets.
Based on commentary from the FOMC in a September 17, 2015 press release, (i.e. "the current 0 to 1/4 percent target range for the federal funds rate remains appropriate,") Federated is unable to predict when the FOMC will increase their target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the fourth quarter of 2015 may result in a negative pre-tax impact on income of approximately the same amount as the third quarter of 2015. See Management's Discussion and Analysis for additional information on management's expectations regarding fee waivers. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Board of Governors of the Federal Reserve System (Governors), the FOMC, the U.S. Treasury Department (Treasury Department), the SEC, the Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in relationships with financial intermediary customers (including the structure of such relationships), changes in the mix of money market customer assets, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with third parties, including those resulting in higher distribution expenses as a percentage of money market fund revenues

Notes to the Consolidated Financial Statements (continued)
(unaudited)

when interest rates and yields increase, Federated's willingness to continue these fee waivers and changes in the extent to which the impact of such waivers is shared by third parties.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1A - Risk Factors.

(b) Revenue Concentration by Investment Fund

A significant portion of Federated's total revenue for the three- and nine-month periods ended September 30, 2015 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund (11% for both the three- and nine-month periods ended September 30, 2015, respectively). A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated’s future revenues and net income.

(5) Variable Interest Entities

Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to September 30, 2015 and December 31, 2014.

(a) Consolidated Variable Interest Entities

From time to time, Federated invests (for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history) in investment companies that meet the definition of a VIE. Most of Federated’s sponsored investment companies meet the definition of a VIE primarily due to their typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated’s investment in investment companies represents its maximum exposure to loss. Federated’s conclusion to consolidate an investment company may vary from period to period, most commonly as a result of changes in its percentage ownership interest resulting from changes in the number of shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.

The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies for each period presented:

(in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$2.8	$1.9
Investments—consolidated investment companies	25.6	31.9
Receivables	1.6	0.3
Less: Liabilities	4.2	2.7
Less: Redeemable noncontrolling interest in subsidiaries	8.6	3.7
Federated's net interest in consolidated investment companies	$17.2	$27.7

Federated's net interest in the consolidated investment companies of $17.2 million and $27.7 million at September 30, 2015 and December 31, 2014, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short and operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated’s Consolidated Balance Sheets.

Federated did not newly consolidate any investment companies during the nine months ended September 30, 2015. During the third quarter of 2015, Federated deconsolidated an investment company. The decision to deconsolidate was based on a determination that Federated was no longer the primary beneficiary of the investment company as a result of new subscriptions

Notes to the Consolidated Financial Statements (continued)
(unaudited)

in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $13.8 million of Investments—consolidated investment companies, $0.2 million of Cash and cash equivalents and $7.1 million of Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income in 2015 as a result of this deconsolidation.

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

At September 30, 2015 and December 31, 2014, Federated’s investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $276.7 million and $252.1 million, respectively. Of these amounts, $126.7 million and $107.3 million, respectively, represented investments in money market funds included in Cash and cash equivalents. The remaining $150.0 million and $144.8 million are primarily recorded in Investments—affiliates on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. AUM for these unconsolidated investment companies totaled $262.8 billion and $273.5 billion at September 30, 2015 and December 31, 2014, respectively. Receivables from sponsored investment companies for advisory and other services totaled $13.1 million and $12.4 million at September 30, 2015 and December 31, 2014, respectively.

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

(6) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 included available-for-sale and trading securities. At September 30, 2015 and December 31, 2014, Federated held investments totaling $148.4 million and $143.2 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows:

	September 30, 2015				December 31, 2014
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$34,080	$102	$(2,277)	$31,905	$26,887	$1,216	$(737)	$27,366
Fixed-income mutual funds	118,904	100	(2,501)	116,503	118,081	110	(2,367)	115,824
Total fluctuating-value mutual funds	$152,984	$202	$(4,778)	$148,408	$144,968	$1,326	$(3,104)	$143,190

The increase in available-for-sale securities at September 30, 2015 as compared to December 31, 2014, was primarily due to a $6.9 million increase from the deconsolidation of an investment company during the quarter ended September 30, 2015 which resulted in the reclassification of Federated's investment from trading securities to available-for-sale securities (see Note (5)(a) for additional information).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated’s trading securities totaled $32.2 million and $38.9 million at September 30, 2015 and December 31, 2014, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the companies (see Note (5)). All investments held by these investment companies, which primarily represented sponsored investment companies, were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) for which Federated is the beneficiary.

Federated’s trading securities as of September 30, 2015 and December 31, 2014, were primarily composed of investments in sponsored mutual funds ($10.8 million and $8.1 million, respectively), stocks of large international and U.S. companies ($10.5 million and $21.3 million, respectively) and domestic debt securities ($7.3 million and $7.5 million, respectively).

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Unrealized (loss) gain
Trading securities	$(903)	$(1,115)	$(1,485)	$(2,634)
Derivatives[1]	148	(217)	122	(290)
Realized gains[2]
Available-for-sale securities[3]	0	1,325	0	4,330
Trading securities	224	348	739	4,046
Derivatives[1]	17	14	313	176
Realized losses[2]
Available-for-sale securities[3]	(1,342)	(91)	(1,342)	(91)
Trading securities	(1,547)	(610)	(2,371)	(1,353)
Derivatives[1]	(889)	(93)	(1,502)	(201)
(Loss) gain on securities, net[4]	$(4,292)	$(439)	$(5,526)	$3,983

1	Amounts related to the settlement of economic derivatives held by certain consolidated investment companies.

2	Realized gains and losses are computed on a specific-identification basis.

3
Amounts related to redemptions of available-for-sale securities resulting in proceeds of $45.4 million and $87.1 million for the three and nine months ended September 30, 2014, respectively. The loss for the three and nine months ended September 30, 2015 relates to an impairment of an available-for-sale security.

4
Amounts related to consolidated investment companies totaled $(2.6) million and $(3.7) million for the three and nine months ended September 30, 2015, respectively, and $(1.5) million and $(0.4) million for the three and nine months ended September 30, 2014, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015				December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$141,157	$0	$0	$141,157	$115,267	$0	$0	$115,267
Available-for-sale equity securities	123,709	24,699	0	148,408	119,435	23,755	0	143,190
Trading securities—equity	15,556	9,351	0	24,907	17,553	13,840	0	31,393
Trading securities—debt	0	7,290	0	7,290	0	7,488	0	7,488
Other[1]	7	52	0	59	31	14	0	45
Total financial assets	$280,429	$41,392	$0	$321,821	$252,286	$45,097	$0	$297,383
Financial Liabilities
Acquisition-related future consideration liabilities	$0	$0	$4,376	$4,376	$0	$0	$1,909	$1,909
Other[2]	2,778	0	0	2,778	1,979	425	0	2,404
Total financial liabilities	$2,778	$0	$4,376	$7,154	$1,979	$425	$1,909	$4,313

1	Amounts include futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies.

2	Amounts include investments sold short, futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies and Federated's interest rate swap.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $130.6 million and $107.6 million at September 30, 2015 and December 31, 2014, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Trading securities—equity
Trading securities - equity primarily represent the equity securities held by consolidated sponsored investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on unadjusted quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies is determined by a third-party pricing service to account for changes to the fair value between the time the foreign market closes and the pricing time of the consolidated investment company (Level 2). For the period between December 31, 2014 and September 30, 2015, there

Notes to the Consolidated Financial Statements (continued)
(unaudited)

were $32 thousand of investments transferred from Level 1 to Level 2. For the period between December 31, 2013 and September 30, 2014, there were $153 thousand of investments transferred from Level 1 to Level 2. Transfers among levels of the fair value hierarchy are reported at fair value as of the beginning of the period in which the transfers occur.

Trading securities—debt
Trading securities - debt primarily represent domestic bonds held by consolidated sponsored investment companies. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
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

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability as of the acquisition date representing the estimated fair value of future consideration payments. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2015, acquisition-related future consideration liabilities were recorded in Other current liabilities ($2.3 million) and Other long-term liabilities ($2.1 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).

The following table presents a reconciliation of the beginning and ending balances for Federated's liability for future consideration payments related to these acquisitions for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$3,986	$5,910	$1,909	$6,489
New acquisitions[1]	390	0	2,090	0
Changes in fair value[2]	0	(617)	377	(1,196)
Ending balance	$4,376	$5,293	$4,376	$5,293

1	Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with new acquisitions.

2	For all periods presented, the amounts were included as Operating Expenses - Other on the Consolidated Statements of Income.

Investments sold short
The fair value of investments sold short within a consolidated sponsored investment company is included in Other current liabilities on the Consolidated Balance Sheets. The investments sold short primarily relate to domestic equity securities that are

Notes to the Consolidated Financial Statements (continued)
(unaudited)

available in an active exchange market. The fair value of these investments sold short is based on unadjusted quoted market prices and is classified within Level 1 of the valuation hierarchy.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2015.

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

(8) Debt and Interest Rate Swap

Debt consisted of the following:

	Interest Rates
	September 30,	December 31,
(dollars in thousands)	2015	2014[1]	September 30, 2015	December 31, 2014
Term Loan	1.325%	2.462%	$223,125	$242,250
Less: Short-term debt			25,500	25,500
Long-term debt			$197,625	$216,750

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

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of September 30, 2015, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2015, 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During the nine months ended September 30, 2015, Federated repaid $19.1 million of its borrowings on the Term Loan.

During 2010, Federated entered into the Swap to hedge its interest rate risk associated with Federated's original term loan facility. Under the Swap, which expired on April 1, 2015, Federated received payments based on LIBOR plus a spread and made payments based on an annual fixed rate of 3.521% for the amount of the term loan covered by the Swap.

The Swap was accounted for as a cash flow hedge and had been determined to be highly effective. The Swap required monthly cash settlements of interest paid or received and were recorded as adjustments to Debt expense on the Consolidated Statements

Notes to the Consolidated Financial Statements (continued)
(unaudited)

of Income. During the three- and nine-month periods ended September 30, 2015, zero and $0.4 million, respectively, was charged to Debt expense on the Consolidated Statements of Income as a component of Federated's fixed rate associated with the Swap. During the three- and nine-month periods ended September 30, 2014, $1.1 million and $4.0 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated's fixed rate associated with the Swap.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the nine months ended September 30, 2015 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2015, Federated awarded 378,637 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 1,057,981 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2014. Of this amount, 426,931 shares were awarded in connection with the aforementioned bonus program in 2014. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the nine months ended September 30, 2015, there were 3,000 stock options exercised and no stock options granted. During the year ended December 31, 2014, there were 6,000 stock options exercised and no stock options granted.

(c) Non-Management Director Stock Award

Federated awarded 5,700 and 5,100 shares of Federated Class B common stock to non-management directors during the second quarters of 2015 and 2014, respectively. There were no additional awards to non-management directors in 2015 or 2014.

(10) Equity

During 2008, the board of directors authorized a share repurchase program that allowed Federated to buy back up to 5 million shares of Class B common stock with no stated expiration date for the buy back program. This program was fulfilled in June 2015. In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million additional shares of Federated Class B common stock with no stated expiration date. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first nine months of 2015, Federated repurchased 1.2 million shares of Class B common stock for $36.8 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited from employees and are not counted against the board-approved share repurchase program. At September 30, 2015, 3.3 million shares remained available to be purchased under Federated's buyback program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$44,131	$37,560	$122,197	$109,623
Less: Total income available to participating unvested restricted shareholders[1]	(1,691)	(1,467)	(4,837)	(4,334)
Total net income attributable to Federated Common Stock[2]	$42,440	$36,093	$117,360	$105,289
Denominator
Basic weighted-average common shares outstanding	100,449	100,729	100,606	100,748
Dilutive potential shares from stock options	2	2	1	1
Diluted weighted-average common shares outstanding	100,451	100,731	100,607	100,749
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.42	$0.36	$1.17	$1.05

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual

In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years, as well as final stub-period payments, following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The first four contingent purchase price payments of $5.0 million, $4.2 million, $3.8 million and $2.1 million, were paid in the fourth quarters of 2011, 2012, 2013 and 2014, respectively. As of September 30, 2015, a liability of $1.5 million, representing the estimated fair value of future consideration payments which could be paid through 2016, was recorded in Other current liabilities (see Note (7) for a discussion regarding the valuation methodology). This liability is re-measured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

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

Pursuant to other acquisition agreements, Federated has made and may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur through 2019. As of September 30, 2015, liabilities totaling $2.9 million, representing the estimated fair value of future consideration payments, were recorded in Other current liabilities ($0.8 million) and Other long-term liabilities ($2.1 million) (see Note (7) for a discussion regarding the valuation methodology). The liabilities are re-measured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated may be required to make certain compensation-related payments through 2018 in connection with various significant employment and incentive arrangements. Based on asset levels as of September 30, 2015 and performance goals, payments could total up to $28 million over the remaining terms of the arrangements, including incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated’s obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2015, management does not believe that a material loss related to any of these matters is reasonably possible.

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
Federated continues to believe that CCM’s claims are meritless and intends to continue to vigorously defend this lawsuit as it proceeds through summary judgment. Fact discovery and expert discovery have concluded. Briefing also has been concluded on an evidentiary motion filed by Federated seeking to exclude expert testimony presented by CCM. Federated's evidentiary motion is currently pending before the Court and the Court previously indicated that it would rule on the evidentiary motion before entertaining Federated’s motion for summary judgment. A schedule for the filing of Federated’s motion for summary judgment has not been set. Federated continues to believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA. As of September 30, 2015, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2015, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding risks related to claims asserted or threatened against Federated.

(13) Accumulated Other Comprehensive (Loss) Income Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Foreign Currency Translation Loss	Total
Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive (loss) income before reclassifications and tax	(134)	744	(568)	42
Tax impact	49	(278)	200	(29)
Reclassification adjustments, before tax	4,015	(4,240)	0	(225)
Tax impact	(1,491)	1,586	0	95
Net current-period other comprehensive income (loss)	2,439	(2,188)	(368)	(117)
Balance at September 30, 2014	$(746)	$(602)	$23	$(1,325)

Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	(4,140)	(597)	(4,670)
Tax impact	(25)	1,529	209	1,713
Reclassification adjustments, before tax	358	1,342	0	1,700
Tax impact	(131)	(495)	0	(626)
Net current-period other comprehensive income (loss)	269	(1,764)	(388)	(1,883)
Balance at September 30, 2015	$0	$(2,890)	$(655)	$(3,545)

1	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

2	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in (Loss) gain on securities, net on the Consolidated Statements of Income.

(14) Subsequent Events

On October 22, 2015, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 6, 2015 to be paid on November 13, 2015.

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

General

Federated is one of the largest investment managers in the U.S. with $351.0 billion in managed assets as of September 30, 2015. The majority of Federated’s revenue is derived from advising Federated-sponsored funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.

Federated’s investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at September 30, 2015 attributable to such markets are as follows: wealth management and trust (43%), broker/dealer (34%), institutional (19%) and international (4%).
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
The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated’s performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding Voluntary Yield-related Fee Waivers. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated’s financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

Money Market Fund Matters
For both of the nine-month periods ended September 30, 2015 and 2014, approximately 32% of Federated’s total revenue was attributable to money market assets. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of historically low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

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
On May 20, 2015, the SEC published proposed rules seeking to modernize investment company reporting requirements through additional or enhanced portfolio-wide and position-level reporting on a new Form N-PORT, reporting of fund census data on a new Form N-CEN, additional financial statement reporting relating to derivatives and securities lending activities and data format requirements. The proposed modernization rules also would allow funds to provide website disclosure of fund shareholder reports in lieu of mailing them to shareholders. On May 20, 2015, the SEC also published proposed amendments to Form ADV that would require, among other amendments, additional performance records to be maintained, and additional disclosure of borrowing and derivative information, relating to separately managed accounts. Federated continues to analyze these proposed rules and participated in the comment process on the proposed modernization rules through mutual fund industry groups. Comments on the proposed rules were due by August 11, 2015 and are available at http://www.sec.gov/rules/proposed.shtml.
On September 16, 2015, the SEC promulgated final amendments that remove all references to credit ratings from Rule 2a-7 and Form N-MFP effective October 26, 2015. Among other changes, these amendments, which have a compliance date of October 14, 2016, create a uniform credit quality standard under which a money market fund may invest in a security only if the fund determines that the security presents minimal credit risks after analyzing certain prescribed factors. These amendments require a money market fund to adopt certain procedures providing for an ongoing review of the credit quality of each of the fund’s portfolio securities. These amendments also clarify stress testing requirements for an event indicating or evidencing a credit deterioration of a portfolio security, and subject certain additional securities to the issuer diversification requirements under Rule 2a-7.
The SEC also initiated in 2014, and continued in 2015, a series of sweep examinations of certain investment management industry participants on various topics, such as fixed-income liquidity, liquid alternatives, separately managed or wrap-fee accounts, and intermediary and other payments, and related disclosures, and is giving attention to liquidity and redemption risks, leverage, operational risks, and the failure/closing of investment industry participants, which may lead to further regulation of the investment management industry. On September 21, 2015, the SEC announced a settlement of an enforcement action brought against a third-party mutual fund investment adviser and distributor relating to alleged improper payments to intermediaries. On September 22, 2015, the SEC proposed certain rule amendments under the 1940 Act that, if finally adopted as proposed, would require open-end mutual funds (other than money market funds) and exchange traded funds to have a liquidity risk management program that contains certain required elements. These elements would include (among others): (1) classification of the liquidity of fund portfolio assets based on how quickly they could be liquidated; (2) assessment, periodic review and management of a fund’s liquidity risk; (3) the establishment of a minimum percentage of assets that could be liquidated in three days; and (4) fund board approval and review. The proposed rules also would provide a framework under which covered mutual funds could elect to use “swing pricing” to effectively pass on the costs stemming from shareholder purchase and redemption transactions to the shareholders transacting in the funds’ shares. In connection with these proposed rules, the SEC is also proposing amendments to proposed Form N-PORT and Form N-CEN to add liquidity-related fund holding and risk-management disclosure requirements and re-opened the comment period for investment company reporting modernization. Federated is analyzing these proposed rules and intends to participate in the comment process on the proposed rules individually and/or through mutual fund industry groups. Comments on the proposed rules are due by January 13, 2016 and are available at http://www.sec.gov/comments/s7-16-15/s71615.shtml.
Management believes that the floating NAV will be detrimental to Federated's money market fund business and could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. Federated continues to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules, the related Treasury Department and IRS guidance, the Money Fund Rules Guidance, the final rules removing references to credit ratings, the proposed rules published by the SEC on May 20, 2015 and September 22, 2015, and other proposals, initiatives and actions by the SEC and other regulators on Federated’s business, results of operations, financial condition and/or cash flows. Federated also continues to dedicate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules, Money Fund Rules Guidance and other regulatory developments. Federated's analysis, planning and implementation efforts include consideration of Federated’s legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that may be available to seek to minimize the potential impact of any adverse consequences.
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
Other steps in Federated’s product line adjustment include, for example, renaming, modifying or adding share classes to certain existing Federated Funds, modifying fund disclosures and developing new products and strategies. For example, Federated continues to explore investment strategies as investment options for certain customers and the feasibility of private funds that mirror existing Federated money market funds as investment options for qualified investors. Federated also has already implemented certain of these steps. For example, Federated successfully obtained in the third quarter of 2015 a shareholder vote approving certain changes to the organizational or governing documents of Money Market Obligations Trust, the registrant for the majority of Federated’s money market funds. Federated anticipates that the adjustments to Federated’s product line will offer investors a full menu of product choices for liquidity management.
Federated expects to announce further plans relating to the adjustments to its product line periodically in advance of the October 14, 2016 final mandatory compliance date to give customers the opportunity to plan for their liquidity management needs. Subject to Federated Fund board and, in certain cases, shareholder and other approvals and disclosure, Federated expects to implement the adjustments to its product line prior to the final mandatory compliance date. Further analysis and planning, or additional refinements to Federated’s product line, may be required in response to market, customer or regulatory changes, such as the recent Money Fund Rules Guidance, the final rules removing references to credit ratings or any additional regulation or guidance issued by the SEC or other regulators.
The cumulative impact of Federated’s regulatory response and product development and restructuring efforts, and the internal and external resources dedicated to such efforts, could materially and adversely affect Federated’s business, results of operations, financial condition and/or cash flows. As of September 30, 2015, given the adoption of the SEC’s 2014 Money Fund Rules in July 2014, and their extended compliance dates, the SEC’s publishing of the Money Fund Rules Guidance in April 2015, the May 2015 and September 2015 proposed rules, the final rules removing references to credit ratings promulgated in September 2015, and the potential for future additional regulation or guidance, including a potential fiduciary standard being proposed by the Department of Labor for broker-dealer intermediaries, Federated is unable at this time to fully assess the degree of the impact of these regulatory developments, and Federated’s related efforts, on its business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with these regulatory developments ultimately may be successful.
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
FSOC now appears to be moving away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying the financial stability implications of the asset management sector. At its September 2015 meeting, FSOC indicated that it was engaged in an ongoing process of evaluating the asset management industry. Certain proposed legislation currently being introduced or pending in Congress seeks to address, among other items relating to FSOC’s authority, the transparency of FSOC’s decision making process.
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

International
European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. The European Commission released its money market fund reform proposal on September 4, 2013. The proposal would have permitted either floating NAV money market funds or constant NAV money market funds subject to capital requirements. Under the proposal, a constant NAV money market fund generally would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On April 29, 2015, the European Parliament approved its version of money market fund reform which would provide for (1) retail constant NAV (CNAV) funds (to include charity, not for profit, public body and public foundation investors); (2) government CNAV funds that invest at least 99.5% of assets in government and government-guaranteed securities (and by 2020 in European Union government and government-guaranteed securities only); (3) institutional funds with either (a) low volatility NAV (LVNAV) funds, which would be open to all investors, and could use amortized cost accounting for portfolio securities maturing within 90 days and mark-to-market prices for portfolio securities maturing after 90 days and that are subject to sunset within five years or at the European Commission’s review, or (b) variable NAV (VNAV) money market funds (subject to new independent pricing rules not previously applied to VNAV funds in Europe and mark-to-market prices for all their portfolio securities). Under the European Parliament’s proposal the retail CNAV, government CNAV and LVNAV funds would be required to have certain triggers in place for liquidity fees and redemption gates, ratings would be permitted for money market funds, and there would be a nine month implementation period starting after the final regulation is promulgated.
The next step in the European reform process is for the European Council, which is made up of representatives from each Member State, to adopt its own version of money market fund reform and to then negotiate at a trialogue with European Parliament to form a final European text. Formal discussions of the money market fund reform file commenced under the Italian Presidency (July 1, 2014 - December 31, 2014) and are expected to resume under the Luxembourg Presidency (July 1, 2015 - December 31, 2015). It is also possible that discussions do not resume until the Netherlands Presidency (January 1, 2016 - June 30, 2016) or later. Negotiations at the European Council level are likely to continue through 2015 and the proposed money market fund reform could vary materially from that of the European Parliament. Management does not anticipate agreement on a final European regulation until 2016.
A proposal to implement a European Financial Transactions Tax (FTT) continues to develop. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. While it has been tentatively agreed that transactions in listed company shares would be subject to the FTT once implemented, discussions continued to focus on, among other topics, the other types of products or transactions that would be subject to the FTT, the jurisdiction in

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

which the FTT should be levied (i.e., place of establishment of the participating financial institutions or where an instrument was issued), the volume of transactions covered and the potential revenue generated versus costs to the industry and potential adverse effects on European markets and economies. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On July 8, 2015, the Finance Minister of France announced that the FTT could be applied in a first phase as early as January 2016. The Commissioner of European Economic and Financial Affairs indicated on July 8, 2015 that discussions concerning the FTT could conclude later in 2015 and the FTT could be in place by early 2017. After additional discussions, on September 12, 2015, he reported that “important, if not decisive progress” had been made and indicated that an agreement on the FTT could be reached by year end 2015. The time needed to implement any such agreement is not known at this time.
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
On January 8, 2014, the Financial Stability Board (FSB) and International Organization of Securities Commissions (IOSCO) published for comment a consultative document “Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions” (First Consultation). The First Consultation set forth methodologies for identifying systemically important non-bank, non-insurance company financial institutions, including, among others, "market intermediaries" such as investment advisers, brokers and certain other intermediaries, and "investment funds," such as individual money market funds, other open-end or closed-end mutual funds, and hedge funds and other private funds, or families of such funds following similar investment strategies. On March 6, 2015, the FSB and IOSCO published a second consultative document "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation). The Second Consultation took a more inclusive approach that sets forth revised methodologies for investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplates the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors.
On May 29, 2015, Federated submitted a comment letter to the FSB and IOSCO on the Second Consultation. While disagreeing with certain aspects of the Second Consultation, Federated agreed with the Second Consultation’s use of concrete and specific criteria for the review and designation process, the focus of the analysis on leverage and use of derivatives, the recognition of the high substitutability of funds and asset managers, the focus on individual funds rather than fund families, the recognition that investment management is an agency activity with very limited counterparty exposures, and the scaling of size considerations to the size of the portfolio asset class. Federated’s comment letter concluded by indicating that the application of these criteria should generally result in the exclusion of funds and asset managers that do not make significant use of leverage or derivatives from being designated as non-bank, non-insurance company global systemically important financial institutions under the Second Consultation. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions. On June 17, 2015, IOSCO announced that its risk analysis will initially focus on industry activities and managers in the broader global financial context in identifying potential systemic risks, rather than on the size of asset managers, but that after that review is complete, work on methodologies for the identification of individual entities should be reassessed. On July 30, 2015, the FSB announced that it has decided to wait to finalize the assessment methodologies for non-bank non-insurance company global systemically important financial institutions until after its current work on financial stability risks stemming from asset management activities is completed. The FSB indicated that, after discussing its initial findings in September 2015, it will develop activities-based policy recommendations by spring 2016.
Federated is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a systemically important non-bank, non-insurance company financial institution at this time.

(b) Historically Low Short-Term Interest Rates
For several years, the FOMC has kept the near-zero federal funds rate unchanged and short-term interest rates continued to be at all-time low levels. In certain money market funds, the gross yield earned by the fund is not sufficient to cover all of the fund's operating expenses due to these historically low short-term interest rates. Since the fourth quarter of 2008, Federated has

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the waivers. See Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers.
Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the fourth quarter of 2015 may result in a negative pre-tax impact on income of approximately the same amount as the third quarter of 2015. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Management estimates that an increase of 10 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers by approximately 45% from the current levels and an increase of 25 basis points would reduce the impact by approximately 65% from the current levels. Based on management’s assessment of competitive market conditions, including, for example, potential changes in relationships with financial intermediary customers (including the structure of such relationships), management estimates that Federated will recover approximately two-thirds of the pre-tax impact of minimum yield waivers (that is, capture approximately two-thirds of the pre-tax impact going forward, not re-capture previously waived amounts) when money market fund yields increase to the point of eliminating the waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in relationships with financial intermediary customers (including the structure of such relationships), changes in the mix of money market customer assets, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with third parties, including those resulting in higher distribution expenses as a percentage of money market fund revenues when interest rates and yields increase, Federated's willingness to continue these fee waivers and changes in the extent to which the impact of such waivers is shared by third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2015	2014
By Asset Class
Money market	$246,937	$245,536	1%
Fixed-income	52,065	51,187	2
Equity	51,956	50,335	3
Liquidation portfolio[1]	0	5,197	(100)
Total managed assets	$350,958	$352,255	0%
By Product Type
Mutual Funds:
Money market	$216,252	$215,237	0%
Fixed-income	38,982	40,435	(4)
Equity	33,273	32,088	4
Total mutual fund assets	288,507	287,760	0
Separate Accounts:
Money market	30,685	30,299	1
Fixed-income	13,083	10,752	22
Equity	18,683	18,247	2
Total separate account assets	62,451	59,298	5
Liquidation Portfolio[1]	0	5,197	(100)
Total managed assets	$350,958	$352,255	0%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2015	2014		2015	2014
By Asset Class
Money market	$245,133	$242,537	1%	$246,057	$256,782	(4)%
Fixed-income	52,577	51,115	3	53,100	50,850	4
Equity	54,238	50,207	8	54,166	47,455	14
Liquidation portfolio[1]	0	5,307	(100)	0	5,555	(100)
Total average managed assets	$351,948	$349,166	1%	$353,323	$360,642	(2)%
By Product Type
Mutual Funds:
Money market	$213,633	$211,571	1%	$212,582	$222,245	(4)%
Fixed-income	39,526	40,275	(2)	40,371	40,131	1
Equity	35,181	32,060	10	35,114	30,243	16
Total average mutual fund assets	288,340	283,906	2	288,067	292,619	(2)
Separate Accounts:
Money market	31,500	30,966	2	33,475	34,537	(3)
Fixed-income	13,051	10,840	20	12,729	10,719	19
Equity	19,057	18,147	5	19,052	17,212	11
Total average separate account assets	63,608	59,953	6	65,256	62,468	4
Liquidation Portfolio[1]	0	5,307	(100)	0	5,555	(100)
Total average managed assets	$351,948	$349,166	1%	$353,323	$360,642	(2)%

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

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Equity Funds
Beginning assets	$35,533	$31,673	$33,141	$28,097
Sales	2,464	2,632	7,658	7,490
Redemptions	(2,043)	(1,389)	(5,880)	(4,686)
Net sales	421	1,243	1,778	2,804
Net exchanges	(110)	8	(65)	49
Market gains and losses/reinvestments[1]	(2,571)	(836)	(1,581)	1,138
Ending assets	$33,273	$32,088	$33,273	$32,088

Equity Separate Accounts
Beginning assets	$19,256	$18,215	$18,285	$16,051
Sales[2]	1,456	1,131	4,598	3,144
Redemptions[2]	(1,350)	(737)	(3,388)	(2,261)
Net sales[2]	106	394	1,210	883
Net exchanges	(1)	0	(1)	0
Market gains and losses[3]	(678)	(362)	(811)	1,313
Ending assets	$18,683	$18,247	$18,683	$18,247

Total Equity Assets
Beginning assets	$54,789	$49,888	$51,426	$44,148
Sales[2]	3,920	3,763	12,256	10,634
Redemptions[2]	(3,393)	(2,126)	(9,268)	(6,947)
Net sales[2]	527	1,637	2,988	3,687
Net exchanges	(111)	8	(66)	49
Market gains and losses/reinvestments[1]	(3,249)	(1,198)	(2,392)	2,451
Ending assets	$51,956	$50,335	$51,956	$50,335

Fixed-income Funds
Beginning assets	$40,042	$40,357	$40,456	$39,606
Sales	3,277	3,982	11,019	11,555
Redemptions	(4,173)	(3,744)	(12,370)	(11,709)
Net (redemptions) sales	(896)	238	(1,351)	(154)
Net exchanges	90	1	31	(69)
Acquisition-related	0	0	0	301
Market gains and losses/reinvestments[1]	(254)	(161)	(154)	751
Ending assets	$38,982	$40,435	$38,982	$40,435

Fixed-income Separate Accounts
Beginning assets	$12,862	$10,772	$12,251	$10,520
Sales[2]	638	263	1,631	894
Redemptions[2]	(336)	(268)	(817)	(1,037)
Net sales (redemptions)[2]	302	(5)	814	(143)
Net exchanges	(6)	0	(6)	1
Market gains and losses[3]	(75)	(15)	24	374
Ending assets	$13,083	$10,752	$13,083	$10,752

Total Fixed-income Assets
Beginning assets	$52,904	$51,129	$52,707	$50,126
Sales[2]	3,915	4,245	12,650	12,449
Redemptions[2]	(4,509)	(4,012)	(13,187)	(12,746)
Net (redemptions) sales[2]	(594)	233	(537)	(297)
Net exchanges	84	1	25	(68)
Acquisition-related	0	0	0	301
Market gains and losses/reinvestments[1]	(329)	(176)	(130)	1,125
Ending assets	$52,065	$51,187	$52,065	$51,187

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Funds
Beginning assets	$75,575	$72,030	$73,597	$67,703
Sales	5,741	6,614	18,677	19,045
Redemptions	(6,216)	(5,133)	(18,250)	(16,395)
Net (redemptions) sales	(475)	1,481	427	2,650
Net exchanges	(20)	9	(34)	(20)
Acquisition-related	0	0	0	301
Market gains and losses/reinvestments[1]	(2,825)	(997)	(1,735)	1,889
Ending assets	$72,255	$72,523	$72,255	$72,523

Separate Accounts
Beginning assets	$32,118	$28,987	$30,536	$26,571
Sales[2]	2,094	1,394	6,229	4,038
Redemptions[2]	(1,686)	(1,005)	(4,205)	(3,298)
Net sales[2]	408	389	2,024	740
Net exchanges	(7)	0	(7)	1
Market gains and losses[3]	(753)	(377)	(787)	1,687
Ending assets	$31,766	$28,999	$31,766	$28,999

Total Assets
Beginning assets	$107,693	$101,017	$104,133	$94,274
Sales[2]	7,835	8,008	24,906	23,083
Redemptions[2]	(7,902)	(6,138)	(22,455)	(19,693)
Net (redemptions) sales[2]	(67)	1,870	2,451	3,390
Net exchanges	(27)	9	(41)	(19)
Acquisition-related	0	0	0	301
Market gains and losses/reinvestments[1]	(3,578)	(1,374)	(2,522)	3,576
Ending assets	$104,021	$101,522	$104,021	$101,522

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
By Asset Class
Money market assets	70%	71%	32%	32%
Fixed-income assets	15%	14%	21%	23%
Equity assets	15%	13%	47%	44%
Liquidation portfolio	--	2%	--	0%
Other activities	--	--	0%	1%
By Product Type
Mutual Funds:
Money market assets	60%	62%	31%	30%
Fixed-income assets	11%	11%	19%	21%
Equity assets	10%	8%	39%	36%
Separate Accounts:
Money market assets	10%	9%	1%	2%
Fixed-income assets	4%	3%	2%	2%
Equity assets	5%	5%	8%	8%
Liquidation Portfolio	--	2%	--	0%
Other Activities	--	--	0%	1%

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

As of September 30, 2015, total managed assets decreased slightly from September 30, 2014 primarily as a result of the full liquidation of the liquidation portfolio, partially offset by increases in equity, money market and fixed-income assets. Average managed assets increased 1% and decreased 2% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Period-end money market assets increased 1% at September 30, 2015 compared to September 30, 2014. Average money market assets increased 1% and decreased 4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Federated’s money market asset growth was driven by an acquisition during the quarter and the continued need for cash management services despite short-term interest rates remaining low. The FOMC, at its September meeting, maintained the 0-25 basis point federal funds target rate over concerns about China's slowdown and a potential broader global impact. In the bond market, yields remained relatively range-bound at historically low levels as the market wrestled with the Federal Reserve's lack of liftoff and geopolitical issues such as Syria, Russia and Iran. Period-end fixed-income assets increased 2% at September 30, 2015 compared to September 30, 2014, primarily as a result of net sales. Average fixed-income assets increased 3% and 4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Period-end equity assets increased 3% at September 30, 2015 compared to September 30, 2014 primarily due to net sales, partially offset by market depreciation. Average equity assets increased 8% and 14% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. After reaching record highs in May for both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, the broader markets experienced a wave of volatility. The volatility was initially driven by concerns about Greece and then about China raising concerns about the sustainability of corporate earnings margins. Assets in the liquidation portfolio were fully liquidated in the fourth quarter of 2014.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. The following table sets forth components of total revenue for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2015	2014	Change	Percent Change	2015	2014	Change	Percent Change
Revenue from managed assets	$234.1	$214.5	$19.6	9%	$682.6	$634.5	$48.1	8%
Revenue from sources other than managed assets	0.2	2.4	(2.2)	(92)	0.4	6.9	(6.5)	(94)
Total revenue	$234.3	$216.9	$17.4	8%	$683.0	$641.4	$41.6	6%

Revenue from managed assets increased $19.6 million for the three-month period ended September 30, 2015 as compared to the same period in 2014 primarily due to a decrease of $18.4 million in Voluntary Yield-related Fee Waivers and an increase of $8.8 million due to higher average equity assets, partially offset by increased fee waivers resulting from a reduction in the voluntary expense cap for a fund ($3.1 million).

Revenue from managed assets increased $48.1 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014 primarily due to a decrease of $49.1 million in Voluntary Yield-related Fee Waivers and an increase of $37.5 million due to higher average equity assets. These increases in revenue were partially offset by a decrease of $30.2 million due to lower average money market assets and increased fee waivers resulting from a reduction in the voluntary expense cap for a fund ($4.1 million).

See Note (4) to the Consolidated Financial Statements and Business Developments - Historically Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the nine-month period ended September 30, 2015, Federated’s ratio of revenue from managed assets to average managed assets was 0.26% as compared to 0.24% for the same period of 2014. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers as well as the increase in average managed assets invested in higher fee-paying equity products for the nine-month period ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses. The following table sets forth significant fluctuations in operating expenses for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2015	2014	Change	Percent Change	2015	2014	Change	Percent Change
Compensation and related	$70.6	$70.7	$(0.1)	0%	$218.1	$213.2	$4.9	2%
Distribution	58.8	53.5	5.3	10	166.4	156.9	9.5	6
All other	30.7	31.9	(1.2)	(4)	95.9	95.0	0.9	1
Total operating expenses	$160.1	$156.1	$4.0	3%	$480.4	$465.1	$15.3	3%

Total operating expenses for the three-month period ended September 30, 2015 increased $4.0 million compared to the same period in 2014. Distribution expense increased $5.3 million in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase of $7.4 million related to decreased Voluntary Yield-related Fee Waivers and an increase of $1.7 million related to an increase in average equity assets. These increases were partially offset by a $1.8 million decrease related to a change to certain distribution fee arrangements. Compensation and related expense decreased $0.1 million in the third quarter of 2015 as compared to the same period in 2014 reflecting a $1.4 million decrease in incentive compensation related to changes in certain personnel in the second quarter of 2015, partially offset by a $1.6 million increase in incentive compensation driven primarily by investment management performance.

Total operating expenses for the nine-month period ended September 30, 2015 increased $15.3 million compared to the same period in 2014. Distribution expense increased $9.5 million in the first nine months of 2015 as compared to the same period in

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

2014 primarily due to an increase of $27.1 million related to a decrease in Voluntary Yield-related Fee Waivers and an $8.2 million increase related to higher average equity assets. These increases were partially offset by a $20.2 million decrease related to lower average money market assets and a $2.5 million decrease related to a change to certain distribution fee arrangements. Compensation and related expense increased $4.9 million in the first nine months of 2015 as compared to the same period in 2014 reflecting a $5.3 million increase in incentive compensation driven primarily by investment management performance and a $2.1 million increase in base salary and wages primarily due to higher wages and increased headcount. These increases were partially offset by a $3.2 million decrease in incentive compensation related to changes in certain personnel in the second quarter of 2015.

Nonoperating (Expenses) Income. Nonoperating (expenses) income, net decreased $2.7 million for the three-month period ended September 30, 2015 as compared to the same period in 2014. The change is primarily due to a $3.9 million decrease in (Loss) gain on securities, net due largely to an increase in net losses on trading securities ($1.3 million), a $1.3 million impairment on an available-for-sale security in the third quarter 2015 and a decrease in net gains on the sale of available-for-sale securities ($1.2 million) in the three-month period ended September 30, 2015 as compared to the same period in 2014. These were partially offset by a $1.2 million decrease in Debt expense primarily due to a lower average interest rate resulting from the Term Loan no longer being covered by the Swap.

Nonoperating (expenses) income, net decreased $6.0 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014. The change is primarily due to a decrease of $9.5 million in (Loss) gain on securities, net due largely to a decrease in net gains on the sale of available-for-sale securities ($4.2 million), an increase in net losses on trading securities ($3.9 million) and a $1.3 million impairment on an available-for-sale security in the third quarter 2015. These were partially offset by a $4.5 million decrease in Debt expense primarily due to a lower average interest rate resulting from the portion of the Term Loan no longer being covered by the Swap.

Income Taxes. The income tax provision increased $3.9 million for the three-month period ended September 30, 2015 as compared to the same period in 2014 primarily due to higher income before income taxes. The effective tax rate was 37.1% for the three-month period ended September 30, 2015 as compared to 37.3% for the same period in 2014.

The income tax provision increased $7.7 million for the nine months ended September 30, 2015 as compared to the same period in 2014 due to higher income before income taxes. The effective tax rate was 37.8% for both nine-month periods.

Net Income Attributable to Federated Investors, Inc. Net income increased $6.6 million for the three-months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three-months ended September 30, 2015 increased $0.06 as compared to the same period of 2014 primarily due to increased net income.

Net income increased $12.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the nine months ended September 30, 2015 increased $0.12 as compared to the same period of 2014 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2015, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $335.5 million as compared to $318.7 million at December 31, 2014. The change in liquid assets is summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities.

At September 30, 2015, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, for cash invested in certain money market funds (approximately $131 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and that meet the requirements of Rule 2a-7.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $152.2 million for the nine months ended September 30, 2015 as compared to $111.7 million for the same period in 2014. The increase of $40.5 million was primarily due to a $48.1 million increase in revenue from managed assets previously discussed, partially offset by an increase of $10.1 million in net purchases of trading securities.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2015, cash used by investing activities was $7.3 million and reflected $4.6 million in cash paid for property and equipment (including technology) and $2.7 million in cash paid for purchases of available-for-sale securities.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2015, cash used by financing activities was $119.0 million. During the first nine months of 2015, Federated (1) paid $78.6 million or $0.75 per share in dividends to holders of its common shares, (2) paid $37.1 million to purchase treasury stock and (3) repaid $19.1 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the nine-month periods ended September 30, 2015 and 2014, Federated made principal payments on the Term Loan of $19.1 million and $27.6 million, respectively. As of September 30, 2015, the entire $200 million revolving credit facility was available for borrowings. The Swap that Federated entered into in 2010 expired on April 1, 2015. During the first quarter of 2015, the Swap converted the variable interest rate on the amount of the Term Loan covered by the Swap to a fixed rate of 3.521%. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2015. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2015, the interest coverage ratio was 71 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2015, the leverage ratio was 0.7 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, restructuring existing money market products and relationships and funding property and equipment (including technology). As a result of the highly regulated nature of the investment management business, management anticipates that expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On October 22, 2015, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 6, 2015 to be paid on November 13, 2015.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $417 million.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated’s goodwill as of September 30, 2015.

Accrued compensation and benefits at September 30, 2015 decreased $14.9 million from December 31, 2014 primarily due to the 2014 accrued annual incentive compensation being paid in the first quarter 2015 ($66.5 million), partially offset by certain 2015 incentive compensation accruals recorded at September 30, 2015 ($52.4 million).

There were no indicators of goodwill impairment as of September 30, 2015 as Federated’s market capitalization exceeded the book value of equity by more than 300%.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated’s exposures to market risk during the nine months ended September 30, 2015 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2015.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase programs during the third quarter 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	52,662	$28.64	45,000	3,764,734
August[2]	222,143	31.05	210,118	3,554,616
September	265,000	29.99	265,000	3,289,616
Total	539,805	$30.29	520,118	3,289,616

1
In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. See Note (10) to the Consolidated Financial Statements for additional information on this program.

2
In July and August 2015, 7,662 and 12,025 shares, respectively, of restricted stock with a weighted-average price of $2.45 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

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

Federated Investors, Inc.
(Registrant)

Date	October 23, 2015	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 23, 2015	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer