Form 10-K
period 2015-12-31
FEDERATED INVESTORS INC /PA/
filed 2016-02-22
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $3.1 billion, based on the last reported sales price of $33.49 as reported by the New York Stock Exchange as of such date. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 15, 2016, was 9,000 and 103,851,327, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2016 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to acquisition agreements or employment agreements; business and market expansion opportunities; future cash needs and cash flows; uses of treasury stock, legal proceedings; the timing and impact of increased laws, regulations and rules, including potential, proposed and final rules by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of potential, proposed and final laws, regulations and other rules, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies and new accounting pronouncements; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and the recent and any ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $361.1 billion in assets under management (AUM or managed assets) at December 31, 2015.
Federated operates in one operating segment, the investment management business. Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated's principal source of revenue is investment advisory fee income earned by various domestic subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 (Advisers Act). Federated also has investment adviser subsidiaries that are located outside of the U.S. and registered with foreign regulators. Investment advisers are compensated for their services in the form of investment advisory fees based primarily upon the AUM of the investment products.
Federated provided investment advisory services to 122 Federated-sponsored funds (the Federated Funds) as of December 31, 2015. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including retail investors, corporations and retirement plans. The Federated Funds are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, both of which are domiciled in Ireland, the Federated Cash Management Funds, which are domiciled in the United Kingdom and the Federated Short-Term Daily U.S. Dollar Fund, Ltd., which is domiciled in the Cayman Islands. In February 2016, the Federated Strategic Value U.S. Equity Dividend Fund, which is domiciled in Canada, was also initially offered. Most of Federated's U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each of the U.S.-domiciled registered funds enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the 1940 Act. In general, material amendments to such advisory agreements must be approved by the funds' shareholders. A significant portion of Federated's revenue is derived from these advisory agreements, which are generally terminable upon 60 days notice to the investment adviser.
Of the 122 Federated Funds as of December 31, 2015, Federated's investment advisory subsidiaries managed 37 money market funds totaling $221.6 billion in AUM, 49 fixed-income funds with $38.0 billion in AUM and 36 equity funds with $34.1 billion in AUM.
As of December 31, 2015, Federated provided investment advisory services to $67.4 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised mutual funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that may be terminated at any time.
Certain Federated Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated for distribution expenses, including sales commissions paid to broker/dealers. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to these agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval by such directors or trustees annually as required under applicable law.
Federated also provides a broad range of services to support the operation and administration of the Federated Funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services and shareholder servicing.

Assets Under Management
Total AUM are composed of Federated Funds, Separate Accounts and, prior to its complete liquidation in the fourth quarter of 2014, a liquidation portfolio and represent the balance of AUM at a point in time. Total managed assets for the past three years were as follows:

	As of December 31,			2015 vs. 2014	2014 vs. 2013
dollars in millions	2015	2014	2013
Money market	$256,437	$258,772	$275,952	(1)%	(6)%
Equity	53,556	51,426	44,148	4	16
Fixed-income	51,119	52,707	50,126	(3)	5
Liquidation portfolio	0	0	5,858	0	(100)
Total managed assets	$361,112	$362,905	$376,084	0%	(4)%

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

	Year ended December 31,			2015 vs. 2014	2014 vs. 2013
dollars in millions	2015	2014	2013
Money market	$246,539	$254,260	$273,680	(3)%	(7)%
Equity	54,149	48,317	39,474	12	22
Fixed-income	52,805	51,333	51,340	3	0
Liquidation portfolio	0	4,557	6,633	(100)	(31)
Total average managed assets	$353,493	$358,467	$371,127	(1)%	(3)%
Changes in Federated's average asset mix year-over-year across both asset classes and product/strategy types have a direct impact on Federated's operating income. Asset mix impacts Federated's total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged on money market and fixed-income products and strategies. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds.
Revenue
Federated's revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds and other entities over the last three years were as follows:

	Year ended December 31,			2015 vs. 2014	2014 vs. 2013
dollars in thousands	2015	2014	2013
Investment advisory fees, net	$626,325	$557,318	$570,952	12%	(2)%
Administrative service fees, net	211,458	213,136	222,487	(1)	(4)
Other service fees, net	84,910	84,039	79,608	1	6
Other, net	3,916	4,757	5,318	(18)	(11)
Total revenue	$926,609	$859,250	$878,365	8%	(2)%

Federated's revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2015 vs. 2014	2014 vs. 2013
dollars in thousands	2015	2014	2013
Domestic	$907,841	$841,429	$857,480	8%	(2)%
Foreign	18,768	17,821	20,885	5	(15)
Total revenue	$926,609	$859,250	$878,365	8%	(2)%
Low Short-Term Interest Rates
In December 2015, the Federal Open Market Committee of the Federal Reserve Board (FOMC) increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in the year. The federal funds target rate, which drives short-term interest rates, had been near zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.
With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds (or between such funds and other money market funds or other products) as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. Conversely, the opposite would also be true.
These Voluntary Yield-related Fee Waivers impact various components of Federated's Consolidated Statements of Income, including revenue and operating income. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Low Short-Term Interest Rates for additional information.
Investment Products
Federated offers a wide range of products and strategies, including money market, equity and fixed-income investments. Federated's mix includes products and strategies that Federated expects to be in demand under a variety of economic and market conditions. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated's products and strategies to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated is one of the largest U.S. managers of money market assets, with $256.4 billion in such AUM at December 31, 2015. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2015, Federated managed money market assets in the following asset classes: government ($124.2 billion); prime ($105.0 billion); tax-free ($17.8 billion); and non-U.S. domiciled ($9.4 billion).
Federated's equity assets totaled $53.6 billion at December 31, 2015 and are managed across a wide range of styles including: value ($29.3 billion); growth ($10.9 billion); international/global ($5.0 billion); blend ($2.7 billion); and alternative ($0.6 billion). Federated also manages assets in balanced and asset allocation funds ($5.1 billion) which may also invest in fixed-income securities.

Federated's fixed-income assets totaled $51.1 billion at December 31, 2015 and are managed in a wide range of categories including: multisector ($23.3 billion); high-yield ($8.1 billion); municipal ($6.4 billion); U.S. corporate ($5.2 billion); U.S. government ($4.8 billion); mortgage-backed ($1.7 billion); and international/global ($1.6 billion).
Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated's proprietary, independent investment research process is centered on the integration of several disciplines including: fundamental research and credit analysis; quantitative research models; style-consistent and disciplined portfolio construction and management; performance attribution; and trading.
Distribution Channels
Federated's distribution strategy is to provide products and strategies geared toward financial intermediaries, primarily banks, broker/dealers and investment advisers and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to approximately 8,400 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of approximately 200 representatives and managers to add new customer relationships and strengthen and expand existing relationships.
Product Markets
Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2015 attributable to such markets are as follows: wealth management and trust (43%); broker/dealer (33%); institutional (20%); and international (4%).
Wealth Management & Trust. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds in 1974, and has since expanded its services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all of these types of firms use a broad range of Federated's equity, fixed-income and money market funds, and Separate Accounts, to invest the assets over which they have discretion.
The majority of Federated's managed assets from the wealth management channel are invested in money market funds. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income mutual funds and Separate Accounts structured for this market. In addition to bank trust departments and registered investment advisory firms, Federated provides products and services to capital markets customers (institutional brokerages generally within banks) and directly to cash management and treasury departments at major corporations and government entities.
Federated employs a dedicated sales force backed by an experienced support staff to offer products and strategies to the wealth management and trust market. As of December 31, 2015, managed assets in this market included $129.2 billion in money market assets, $16.2 billion in fixed-income assets and $8.9 billion in equity assets.
Broker/Dealer. Federated distributes its products and strategies in this market through a large, diversified group of approximately1,400 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer customers. As of December 31, 2015, managed assets in the broker/dealer market included $66.2 billion in money market assets, $38.0 billion in equity assets and $15.7 billion in fixed-income assets.
Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products and strategies to a wide variety of domestic institutional customers including corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2015, managed assets in the institutional market included $52.9 billion in money market assets, $16.3 billion in fixed-income assets and $4.6 billion in equity assets.
International. Federated manages assets from customers outside the U.S. through subsidiaries focused on gathering assets in Europe, Canada, Latin America and the Middle East. As of December 31, 2015, managed assets in the international market included $8.1 billion in money market assets, $2.9 billion in fixed-income assets and $2.1 billion in equity assets.
Competition
The investment management business is highly competitive. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2015, there were approximately 8,100 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis. In addition to competition from other mutual fund managers and investment advisers, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, other financial institutions, hedge funds and exchange traded funds.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, the Advisers Act, state laws regarding securities fraud, and regulations, or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Current Regulatory Environment - Domestic
Increased regulation and oversight of the investment management industry in the United States continued in 2015, and Federated anticipates it continuing in 2016. This increased regulation and oversight has required, and is expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and has caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in assets flows and customer relationships. The current regulatory environment has affected, and is expected to continue to affect, to varying degrees Federated's business, results of operations, financial condition and/or cash flows.
The implementation of changes in response to the amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other laws and regulations, adopted by the U.S. Securities and Exchange Commission (SEC) on July 23, 2014 (2014 Money Fund Rules), and the related SEC guidance that was last revised by the SEC staff on January 13, 2016 (Money Fund Rules Guidance), persisted in 2015 and is expected to continue in 2016. The 2014 Money Fund Rules built on initial money market fund reforms adopted by the SEC in 2010. Under the 2014 Money Fund Rules, compliance with certain current event and related website disclosure requirements was required on July 14, 2015. In addition to compliance with certain diversification, stress testing, and disclosure requirements by April 14, 2016, compliance with the 2014 Money Fund Rules is required by October 14, 2016 with respect to the floating net asset value (NAV) requirements for institutional prime and municipal (or tax-exempt) money market funds. These requirements will require such funds to utilize market-based valuations to calculate a floating NAV rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Government or retail money market funds will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating their NAVs. Compliance by October 14, 2016 also is required with respect to the provisions of the 2014 Money Fund Rules regarding the liquidity fees and redemption limits (gates) permitted, or in certain cases required, for money market funds (other than government money market funds), as well as related disclosure requirements.
On May 20, 2015, the SEC proposed new rules relating to the modernization of investment company reporting. In addition to other requirements, these proposed rules, if adopted as proposed, would require additional or enhanced reporting relating to portfolio-wide and individual position levels, fund census data, and derivatives and securities lending activities, impose certain data format requirements, and permit website disclosure of fund shareholder reports in lieu of mailing them to shareholders. On May 20, 2015, the SEC also proposed amendments to Form ADV that, if adopted as proposed, would require, among other amendments, additional performance records to be maintained, and additional disclosure of borrowing and derivative information, relating to separately managed accounts. On September 16, 2015, the SEC issued final rules, which became effective on October 26, 2015, that removed all references to credit ratings from Rule 2a-7 and created a uniform credit quality standard under Rule 2a-7 under which a money market fund may invest in a security only if the fund determines that the security presents minimal credit risks after analyzing certain prescribed factors. These amendments also require a money market fund to adopt certain procedures related to an ongoing review of the credit quality of each of the fund's portfolio securities, clarify stress testing requirements for an event indicating or evidencing a credit deterioration of a portfolio security, and subject certain additional securities to the issuer diversification requirements under Rule 2a-7.
On September 22, 2015, the SEC proposed certain rule amendments under the 1940 Act that, if adopted as proposed, would require open-end mutual funds (other than money market funds) and exchange traded funds to have liquidity risk management programs that contain certain required elements, including (among others): (1) classification of fund portfolio assets based on how quickly they could be liquidated; (2) assessment, periodic review and management of a fund's liquidity risk; (3) the establishment of a minimum percentage of assets that could be liquidated in three days; and (4) fund board review and approval. The proposed rules also would provide a framework under which covered mutual funds could elect to use "swing pricing" to effectively pass on the costs stemming from shareholder purchase and redemption transactions to the shareholders transacting in the funds' shares. On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would enhance the regulation of the use of derivatives by investment companies. Under these proposed rules, a fund would be required (among other requirements) to (1) comply with one of two alternative portfolio limitations designed to limit the amount of leverage the fund may obtain through derivatives and certain other transactions, (2) manage the risks associated with the fund's derivatives transactions by segregating certain assets in an amount designed to enable the fund to meet its obligations, including under stressed conditions, (3) if the fund engages in more than a limited amount of derivatives transactions or uses certain complex derivatives, establish a formalized derivatives risk management program, and (4) if a fund uses certain financial commitment transactions, such as reverse repurchase agreements and short sales, segregate certain assets to cover the fund's obligations under such transactions.
The SEC staff also has engaged, and continues to engage, in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies involving various topics, such as fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," and intermediary and other payments and related disclosures. The SEC staff also continued in 2015, and is expected to continue in 2016, to focus its attention on liquidity and redemption risks, leverage, information security, vendor risk management and other operational risks, and the failure/closing of investment industry participants. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. For example, on September 21, 2015, the SEC announced a settlement of an enforcement action brought against a third-party mutual fund investment adviser and distributor relating to alleged improper payments to intermediaries. In 2015, the SEC staff also issued guidance statements on (among other topics) cybersecurity and, in January 2016, issued a guidance statement on mutual fund distribution and sub-accounting fees, which provided guidance based, in part, on the SEC staff's "distribution in guise" sweep examination and outlined the SEC staff's views on issues that may arise when mutual funds make payments to financial intermediaries that provide shareholder and recordkeeping services to shareholders, particularly regarding whether a portion of those payments may be viewed as being used to finance distribution of fund shares.
Regulation or potential regulation by other regulators, in addition to the SEC, also continued in 2015, and is expected to continue in 2016, to affect investment management industry participants, including Federated. Among other regulatory changes, at the time the 2014 Money Fund Rules were adopted, the U.S. Treasury Department (Treasury Department) and Internal Revenue Service (IRS) issued certain rules aimed at, among other things, addressing for investors in an institutional prime or municipal (or tax- exempt) money market fund with a fluctuating NAV the application of wash sale rules and relief from the tax burdens derived from small capital gains and losses for shareholders that frequently purchase or redeem shares (such as through a broker/dealer or bank "sweep arrangement"). On July 31, 2014, the Financial Stability Oversight Counsel (FSOC) indicated that it intended to monitor the effectiveness of the 2014 Money Fund Rules, which prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. More recently, the FSOC has moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying the financial stability implications of the asset management sector. At its September 2015 meeting, the FSOC indicated that it was engaged in an ongoing process of evaluating the asset management industry. Certain proposed legislation currently pending in Congress also seeks to address, among other items relating to the FSOC's authority, the transparency of the FSOC's decision making process.
Finally, debate continued in 2015, and likely will continue in 2016, over a proposed fiduciary standard for broker/dealers and other intermediaries, including the Department of Labor's proposed fiduciary standard applicable to retirement plan advisers. The DOL's proposed fiduciary rule, if adopted as proposed, would address conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisers by requiring such advisers to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, enter into customer contracts addressing standards of impartial conduct, provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records.

Management believes that the floating NAV under the 2014 Money Fund Rules will be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated continues to dedicate internal and external resources to analyzing and addressing the evolving changes to these various regulations applicable to Federated, including the 2014 Money Fund Rules, Money Fund Rules Guidance, and the investment company modernization, uniform credit standard, liquidity, derivative and other final and proposed regulations, guidance, initiatives and actions referred to above (Other Regulatory Developments), and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups in the comment process for proposed regulations. Federated also has expended, and anticipates expending in 2016, legal and compliance resources to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated has devoted, and expects in 2016 to devote, resources to technology and system investment, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a position to address new regulatory requirements. The 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and may cause, certain money market fund products to be less attractive to institutional and other investors, reductions in AUM and revenues, and/or adjustments to product structures and pricing, offerings and development efforts, as well as asset flows and customer relationships. Federated has dedicated, and expects in 2016 to continue to dedicate, resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments. Federated's analysis, planning and implementation efforts have included, and are expected to continue to include, consideration of Federated's legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences.
While significant steps in Federated's efforts to adjust its product line in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments have been completed, Federated's plans are not finalized or completed, continue to evolve and remain subject to fund board and, in certain cases, fund shareholder and other review and approvals. Federated has taken, and continues to take, steps to adjust its product line to address the liquidity management needs of its broad array of customers. Federated will continue to offer Treasury and government money market funds without the liquidity fees or gates as permitted by the 2014 Money Fund Rules. Federated's Treasury and government money market funds will continue to seek a $1.00 NAV per share. Federated has designated a subset of its prime and municipal money market funds as retail money market funds under the 2014 Money Fund Rules, and Federated's retail money market funds will continue to seek to maintain an NAV of $1.00 per share and have the required provisions for liquidity fees and gates under the 2014 Money Fund Rules. Federated plans to offer four institutional prime and national municipal (or tax-exempt) money market funds that will, beginning on or about October 14, 2016, have an initial NAV of $1.0000 that fluctuates and have the required provisions for liquidity fees and gates. Federated has filed a registration statement for an institutional 60-day maximum maturity fund, and continues to evaluate converting certain existing Federated Funds to 60-day maximum maturity funds, while other existing funds will remain 397-day maximum maturity funds. Other steps in Federated's product line adjustments have included, or may include, for example, reorganizing, renaming, modifying, making pricing adjustments or adding share classes to certain existing Federated Funds, modifying fund disclosures and developing new products and strategies. For example, Federated continues to explore investment options for certain customers and anticipates launching in 2016 one or more private funds that mirror existing Federated money market funds as investment options for qualified investors. Federated anticipates that the adjustments to Federated's product line will offer investors a full menu of product choices for liquidity management.
Federated will announce any further plans relating to the adjustments to its product line periodically in advance of the October 14, 2016 final mandatory compliance date under the 2014 Money Fund Rules to give customers the opportunity to plan for their liquidity management needs. Subject to Federated Fund board and, in certain cases, shareholder and other approvals and disclosure, Federated expects to implement remaining adjustments to its product line prior to the final mandatory compliance date. Further analysis and planning, or additional refinements to Federated's product line, may be required in response to market, customer or regulatory changes, such as further updates to the Money Fund Rules Guidance, the Other Regulatory Developments or any additional regulation or guidance issued by the SEC or other regulators.
On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of December 31, 2015, given the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments, and the potential for future additional regulation or guidance, Federated is unable at this time to fully assess the degree of the impact of these regulatory requirements and developments, and Federated's related efforts, on its business, results of operations, financial condition and/or cash flows. These regulatory changes and developments, and

Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. In management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with these regulatory requirements and developments ultimately may be successful.

International
European Union money market fund reform efforts continued in 2015 without reforms being adopted and are expected to continue in 2016. European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. On September 4, 2013, the European Commission released its money market fund reform proposal, which would have permitted either floating NAV money market funds or constant NAV (CNAV) money market funds that would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On April 29, 2015, the European Parliament approved its version of money market fund reform, which, if adopted as proposed, would provide for (1) retail CNAV funds (to include charity, not for profit, public body and public foundation investors); (2) government CNAV funds that invest at least 99.5% of assets in government and government-guaranteed securities (and by 2020 in European Union government and government-guaranteed securities only); and (3) institutional funds constituting either (a) low volatility NAV (LVNAV) funds, which would be open to all investors, and could use amortized cost accounting for portfolio securities maturing within 90 days and mark-to-market prices for portfolio securities maturing after 90 days and that are subject to sunset within five years or at the European Commission's review, or (b) variable NAV (VNAV) money market funds (subject to new independent pricing rules not previously applied to VNAV funds in Europe and mark-to-market prices for all their portfolio securities). Under the European Parliament's proposal the retail CNAV, government CNAV and LVNAV funds would be required to have certain triggers in place for liquidity fees and gates, ratings would be permitted for money market funds, and there would be a nine month implementation period starting after the final regulation is promulgated.
The next step in the European reform process is for the European Council, which is made up of representatives from each Member State, to adopt its own version of money market fund reform and to then negotiate at a trialogue with European Parliament to form a final European text. Formal discussions of the money market fund reform file commenced under the Italian Presidency (July 1, 2014 - December 31, 2014). It is unclear whether formal discussions on the money market fund reform file will resume under the Netherlands Presidency (January 1, 2016 - June 30, 2016) or later. Negotiations at the European Council level are likely to continue through 2016 and the proposed money market fund reform could vary materially from that proposed by the European Parliament. Management does not anticipate final resolution on an agreed upon European regulation until the second half of 2016 at the earliest.
Discussions regarding a European Financial Transactions Tax (FTT) also continued in 2015 without the FTT being adopted and are expected to continue in 2016. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 8, 2015, after one of the 11 participating European Union Member States, Estonia, dropped out of the discussions, and despite opposition by the United Kingdom, the remaining 10 participating Member States agreed on certain fundamental aspects of the tax, including that: (1) the FTT should apply to all (including intra-day) share transactions, except transactions of agents and clearing members when acting as facilitators and, possibly, certain narrowly-defined market making transactions; and (2) the FTT should apply to derivatives based on the principle of the widest possible base and low rates, without impacting the cost of sovereign borrowing, and be determined based on the type of derivative involved in a transaction (e.g., for option-type derivatives, preferably the option premium; for other types of derivatives coming with a maturity, preferably a term-adjusted notional amount or, where available, market value; and for other types of derivatives not coming with a maturity, the notional amount or, where available, market value), with adjustments to the tax base in some cases to avoid distortions and no market making exception. While the remaining participating Member States generally agreed that the jurisdictional scope of the FTT should be based on the location of the parties to the transaction and the share issuer, and that the impact of the FTT on the real economy and pension schemes should be minimized, additional analysis and discussions will be conducted on the FTT's impact, the financial viability of the FTT for each country and certain other issues. The participating Member States agreed to target mid-2016 for a final agreement on the FTT. The Netherlands Presidency of the European Council, however, did not include the FTT among the topics due for political agreement during its six-month term ending June 30, 2016. In late January 2016, Johan Van Overtveldt, the Finance Minister of Belgium, one of the remaining 10 participating Member States, announced that the present drafts of the FTT proposal were unacceptable. A February meeting of ministers from the Member States supporting the FTT also was canceled. If an agreement on the FTT is reached, management does not anticipate any such agreement until the second half of 2016 at the earliest. The time needed to implement any agreement is not known at this time.
After publishing an initial consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" in January, 2014, the Financial Stability Board (FSB) and International Organization of Securities Commissions (IOSCO) published for comment on March 6, 2015 a second consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation), in which the FSB and IOSCO took a more inclusive approach setting forth revised methodologies for assessing the systemic risk of investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplated the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors. As noted in its May 29, 2015 comment letter submitted to the FSB and IOSCO on the Second Consultation, Federated believes that the application of Second Consultation's criteria should generally result in the exclusion of funds and asset managers that do not make significant use of leverage or derivatives from being designated as non-bank, non-insurance company global systemically important financial institutions under the Second Consultation. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions. On June 17, 2015, IOSCO announced that its risk analysis will initially focus on industry activities and managers in the broader global financial context in identifying potential systemic risks, rather than on the size of asset managers, but that after that review is complete, work on methodologies for the identification of individual entities should be reassessed. On July 30, 2015, the FSB announced that it has decided to wait to finalize the assessment methodologies for non-bank non-insurance company global systemically important financial institutions until after its current work on financial stability risks stemming from asset management activities is completed. The FSB indicated that, after discussing its initial findings in September 2015, it will develop activities-based policy recommendations by spring 2016. At that time, it is expected that the FSB, together with IOSCO, will conduct further analyses and attempt to finalize the asset management methodology.
European money market reform and the imposition of the FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.
Employees
At December 31, 2015, Federated employed 1,443 persons.

Executive Officers of Federated Investors, Inc.
The following section sets forth certain information regarding the executive officers of Federated as of February 19, 2016:

Name	Position	Age
John F. Donahue	Chairman and Director	91

J. Christopher Donahue	President, Chief Executive Officer and Director	66

Gordon J. Ceresino	Vice Chairman and President, Federated International Management Limited	58

Thomas R. Donahue	Vice President, Treasurer and Chief Financial Officer and President, FII Holdings, Inc.	57

John B. Fisher	Vice President and President and Chief Executive Officer of Federated Advisory Companies*	59

Eugene F. Maloney	Executive Vice President and Executive Vice President, Federated Investors Management Company	70

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director	77

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer	52

Thomas E. Territ	Vice President and President, Federated Securities Corp.	56

Stephen Van Meter	Vice President and Chief Compliance Officer	40

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated, and Passport Research Ltd., a limited partnership.

Mr. John F. Donahue is a co-founder of Federated. He has served as director and Chairman of Federated since Federated's initial public offering in May 1998. He is a director or trustee of 32 investment companies managed by subsidiaries of Federated. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998. He also serves as a director, trustee or officer of various Federated subsidiaries. He is President of 31 investment companies managed by subsidiaries of Federated. He is also director or trustee of 34 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman and director of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer and Chief Financial Officer of Federated.
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated since 2007. He is President of Federated International Management Limited and Vice Chairman of Federated MDTA LLC, both of which are wholly owned subsidiaries of Federated. He also serves as a director, trustee or President or Chief Executive Officer of certain other wholly owned subsidiaries of Federated involved in Federated's non-U.S. operations.
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
Mr. Eugene F. Maloney has served as Executive Vice President of Federated since March 2009. Prior to that time, he served as Vice President of Federated since 1998. He is also Executive Vice President of Federated Investors Management Company, a wholly owned subsidiary of Federated. Mr. Maloney provides certain legal, technical and management expertise to Federated's sales divisions, including regulatory and legal requirements relating to a bank's use of mutual funds in both trust and commercial environments.
Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. He is also a director or trustee of certain other subsidiaries of Federated. Mr. McGonigle is a trustee of two investment companies managed by a subsidiary of Federated. Mr. McGonigle is also Secretary of 33 registered investment companies managed by subsidiaries of Federated and Executive Vice President of 33 of those registered investment companies.
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated since 2013. Prior to that time, he served as Fund Treasurer of Federated's domestic mutual funds beginning in 2006 and served as the Controller of Federated from 1997 through 2005. He also serves as Senior Vice President, Treasurer, Assistant Treasurer or Assistant Company Secretary for various other subsidiaries of Federated. Mr. Novak is a Certified Public Accountant.
Mr. Thomas E. Territ has served as Vice President of Federated since 2006. He is President of Federated Securities Corp., a wholly owned subsidiary of Federated. He is also a director, trustee or officer of certain subsidiaries of Federated. As President of Federated Securities Corp., Mr. Territ is responsible for the marketing and sales efforts of Federated. Mr. Territ had previously served as Senior Vice President of Federated Securities Corp. since 1995, and held the position of National Sales Director for several of Federated's sales divisions during that time.
Mr. Stephen Van Meter has served as Chief Compliance Officer of Federated since July 2015. Between October 2011 and July 2015, Mr. Van Meter served as Compliance Operating Officer at Federated. Between October 2007 and October 2011, Mr. Van Meter served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, he served as Senior Counsel in the SEC's Division of Enforcement.
Available Information
Federated makes available, free of charge, on its website, www.FederatedInvestors.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual information statements and amendments to those reports, including those filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.
Federated will also provide, free of charge, a copy of its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual information statements and amendments to those reports upon written request. Send requests to: Corporate Communications, Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.
Other Information
All references to the Notes to the Consolidated Financial Statements in this Form 10-K refer to those in Item 8 - Financial Statements and Supplementary Data (Consolidated Financial Statements). All other information required by this Item is contained in Item 6 - Selected Financial Data and Note (3) to the Consolidated Financial Statements.
All cross-references between Items in this 10-K are considered to be incorporated into the Item containing the cross-reference.

ITEM 1A – RISK FACTORS

As an investment manager, risk is an inherent part of Federated's business. U.S. and global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually occur, Federated's business, results of operations, financial condition and/or cash flows could be materially adversely affected. The risks described below are not the only risks involved in Federated's business. Additional risks not presently known to Federated or that Federated currently considers to be immaterial may also adversely affect its business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Material Concentration in Revenue. For 2015, approximately 46% of Federated's total revenue was attributable to equity assets as compared to 45% and 37% for 2014 and 2013, respectively. The change in the relative proportion of Federated's revenue attributable to equity assets from 2014 to 2015 was primarily the result of higher average equity assets due to net sales. The change in the relative proportion of Federated's revenue attributable to equity assets from 2013 to 2014 was primarily the result of higher average equity assets due to net sales and, to a lesser extent, market appreciation. For 2015, approximately 33% of Federated's total revenue was attributable to money market assets as compared to

32% and 39% for 2014 and 2013, respectively. The change in the relative proportion of Federated's revenue attributable to money market assets from 2014 to 2015 was primarily the result of a decrease in Voluntary Yield-related Fee Waivers partially offset by lower average money market assets. The change in the relative proportion of Federated's revenue attributable to money market assets from 2013 to 2014 was primarily the result of lower average money market assets and increases in Voluntary Yield-related Fee Waivers, as well as the increase in average equity assets. A significant change in Federated's investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products, or passive investment products, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Low Short-Term Interest Rates. In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in the year. The federal funds target rate, which drives short-term interest rates, had been near zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In addition, while increases in short-term interest rates generally have the effect of decreasing these fee waivers for certain money market funds, the corresponding increases in yields and the resulting decrease in fee waivers are not certain nor directly proportional.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds (or between such funds and other money market funds or other products) as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. Conversely, the opposite would also be true.

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2015	2014	2013
Total Revenue	(333.6)	(410.6)	(389.0)
Less: Reduction in Distribution expense	240.6	280.9	277.1
Operating income	(93.0)	(129.7)	(111.9)
Less: Reduction in Noncontrolling interest	7.1	10.7	6.8
Pre-tax impact	$(85.9)	$(119.0)	$(105.1)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2015 as compared to 2014 primarily as a result of higher yields on instruments held by the money market funds and, to a lesser extent, by a decrease in average money market assets. During 2014, the negative pre-tax impact of Voluntary Yield-related Fee Waivers increased compared to 2013 primarily as a result of lower yields on instruments held by the money market funds, partially offset by a decrease in average money market assets. See Note (19) to the Consolidated Financial Statements for information regarding the quarterly pre-tax impact of these fee waivers.
On December 16, 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25% - 0.50% slightly raising short-term interest rates late in the year. While the FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, Federated is unable to predict when, or to what extent, the FOMC will further increase their target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the first quarter of 2016 may result in a negative pre-tax impact on income of approximately $11 million, which is less than the impact to each quarter included in 2015 (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers and Note (19) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers). Any potential waiver recovery may be partially offset by changes in customer relationships or arrangements, among other potential factors. An expected change in a customer relationship may reduce pre-tax income by up to $6 million per quarter beginning in late 2016. Collectively, the net impact could result in approximately $5 million of net waiver recovery per quarter after 2016. See additional information in Item 9B - Other Information. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Excluding the possible impact of this customer relationship change, management estimates that an increase of 25 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers to approximately $4 million per quarter and an increase of 50 basis points could reduce the impact to approximately $1 million per quarter. An increase of 75 basis points could nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties. The continuation, duration, level and impact of Voluntary Yield-related Fee Waivers, as well as Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) as money market yields increase, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Rising Interest Rates. Despite the expectation that further increases in short-term interest rates above the current low rate range of 0.25% - 0.50% will further reduce the impact of the Voluntary Yield-related Fee Waivers, increases in interest rates could also have an adverse effect on Federated's revenue from money market and other fixed-income products and strategies. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-term duration fixed-income products and strategies for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Among other potential adverse effects, rising interest rates may result in decreased liquidity and increased volatility in financial markets and could negatively impact the performance of Federated's products and strategies and Federated's revenue. Management cannot estimate the impact of rising interest rates (including, for example on Federated's revenue), but such impact could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns, disruptions or other conditions (domestic or international) may cause volatility, illiquidity and other potential adverse effects in the financial markets and adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in Federated's investment products and strategies. Such economic or financial market downturns, disruptions or other conditions (domestic or international) may include, for example, disruptions in the securities and credit markets, defaults or poor performance in certain sectors of the economy, unemployment, the commencement, continuation or ending of government policies and reforms, stimulus programs and other market-related actions, changes in monetary policy, increased regulation, increases or decreases in interest rates, changes in oil prices, changes in currency values or exchange rates or currency abandonment, inflation or deflation, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions, economic or political weakness or instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the financial markets. Each of these factors, among others, may cause or contribute to such economic or financial market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated's products and strategies may be adversely affected, potentially in a material way, by changes in U.S. markets, downgrades of U.S. credit ratings, the U.S. debt ceiling or other developments in the U.S., as well as by potential deterioration in international sovereign or currency market conditions.
At December 31, 2015, Federated's liquid assets of $367.4 million included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated and the money market and fluctuating NAV funds managed or distributed by Federated also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that potential losses that may be realized as a result of these exposures will not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products and strategies Federated offers and its investment performance under prevailing market conditions. Adverse market conditions or other events also could impact Federated's customers. In the event of extreme circumstances, such as economic, political, or business crises, Federated's products and strategies may suffer significant net redemptions in AUM causing severe liquidity issues in its short-term sponsored investment products and strategies and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Custody and portfolio accounting services for all of Federated's mutual fund products are outsourced to one of four third-party financial institutions that are leading providers of such mutual fund services. Accounting records for Federated's mutual funds are maintained by these service providers (or vendors). These service providers, or other service providers of Federated and its products or customers, could also be adversely affected by the adverse market conditions described above. It is not possible to predict with certainty the extent to which the services or products Federated receives from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that potential service interruption or Federated's ability to find a suitable replacement would not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business. Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the 1933 Act, 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud and regulations or other rules promulgated by various regulatory authorities, or self-regulatory organizations or exchanges including, but not limited to, the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (NYSE). From time to time, the federal securities laws have been augmented substantially. For example, among other measures, Federated and its products and strategies have been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999 and the Dodd-Frank Act. Federated and its domestic products (such as the Federated Funds) and strategies, and any offshore products (such as offshore Federated Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA), due to certain Federated Funds investing in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years regulators, self-regulatory organizations or exchanges such as the SEC, FINRA, CFTC, NFA and NYSE have adopted other regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, and may continue to do so. Federated and its products and strategies also are affected by certain regulations governing banks and other financial institutions. Federated's and its products' operations outside of the U.S. are subject to foreign laws and regulation by foreign regulatory or other authorities, such as the U.K. Financial Conduct Authority (FCA) for London-based operations, the Central Bank of Ireland for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, and Ontario (and certain other provincial) Securities Commissions for Canadian operations.

Additional, or changes in, laws, regulations, rules, interpretations or governmental policies, both domestically and abroad, may increase compliance risk and operating expenses, including the costs associated with compliance. As Federated's business expands, the potential impact of such changes in laws, regulations, rules, interpretations or governmental policies, compliance and the risks and costs associated with compliance may increase.
Domestically, in addition to other potential future regulation, the SEC, building on initial money market fund reforms adopted in 2010, adopted additional money market fund reforms in the form of the 2014 Money Fund Rules, the SEC staff issued related Money Fund Rules Guidance in 2015, and regulators, such as the SEC, Treasury Department, IRS, and DOL, among others, have issued or proposed Other Regulatory Developments (see Item 1 - Business under the caption Regulatory Matters for additional information on the 2014 Money Fund Rules, the Money Fund Rules Guidance and Other Regulatory Developments). In addition to promulgating additional regulation, regulators, such as the SEC, have undertaken or may undertake a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies involving various topics, such as fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," and intermediary and other payments and related disclosures. Among other potential impacts, these regulatory requirements and developments have increased, or will likely increase, compliance risks, as well as costs associated with technology, legal, compliance, operations and other efforts to address regulatory-related matters, and caused, or may cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and customer relationships. These regulatory requirements and developments also could make certain money market fund products less attractive to institutional and other investors and/or result in reductions in AUM and revenues. In addition, the Dodd-Frank Act provided for a new systemic risk regulation regime under which it is possible that Federated, and/or any one or more of its products (such as the Federated Funds), could be subject to designation as a systemically important financial institution by the FSOC, thereby resulting in additional regulation by the Governors in addition to primary regulation by the SEC (see Item 1 - Business under the caption Regulatory Matters for additional information regarding the potential for heightened regulation by the Governors and the FSOC). Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs.
Management believes that the floating NAV for institutional and municipal (or tax-exempt) money market funds will be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. Given the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments, and the potential for future additional regulation or guidance, Federated is unable at this time to fully assess the degree of the impact of these regulatory requirements and developments, and Federated's related efforts, on its business, results of operations, financial condition and/or cash flows. These regulatory changes and developments, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. In management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with these regulatory requirements and developments ultimately may be successful.
Outside of the U.S., international regulators and other authorities, such as the FCA and Central Bank of Ireland, also have adopted and proposed regulations that could increase Federated's operating expenses and adversely affect Federated's business, results of operation, financial condition and/or cash flows. In addition to other potential future regulation, European money market reform and the imposition of the FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business (see Item 1 - Business under the caption Regulatory Matters for additional information regarding European money market reform and the FTT). Among other potential impacts, compliance risks, the cost of compliance and other operational expenses would likely increase, and certain money market fund products may become less attractive to institutional or other investors, which could result in reductions in AUM, revenues and operating income. The designation as a systemically important non-bank, non-insurance company by the FSB also could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows (see Item 1- Business under the caption Regulatory

Matters for additional information regarding systemically important non-bank, non-insurance company designation). Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. Federated is unable to assess the degree of any potential impact that European money market reform proposals or the FTT, or the potential for future additional regulation or guidance, may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved, the FTT is enacted or Federated or a Federated Fund is designated as a systemically important non-bank, non-insurance company.
Changes in laws, regulations, rules, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers (or vendors), customers and other third-parties with whom Federated, and its products (such as the Federated Funds), conduct business. For example, provisions of the Dodd-Frank Act or the DOL's proposed fiduciary rule may affect intermediaries in their sale or use of Federated's products or strategies. Among other potential impacts, this could affect Federated's arrangements with these intermediaries, increase fee pressure, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows and otherwise affect the conduct of Federated's or such intermediaries' respective businesses. This also could result in Federated or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated or its products (including the Federated Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows.
Various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions effect similar changes, among other potential impacts, there could be a material adverse effect on Federated's tax liability and effective tax rate and, as a result, net income. Various investment products also may be impacted by tax changes, which could have an adverse effect on the products and Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated may, from time to time, elect to provide financial support to its sponsored investment products (such as the Federated Funds). Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses on such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Risk of Federated's Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 33% of Federated's total revenue for 2015 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC. Federated's money market funds seek to maintain a stable NAV. Although stable-value money market funds (including, after the 2014 Money Fund Rules become fully effective on October 14, 2016, retail and government money market funds) seek to preserve an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Once Federated implements changes to its money fund product line up in response to the 2014 Money Fund Rules and offers institutional prime or municipal (or tax-exempt) money market funds with NAVs of $1.0000 that can fluctuate, it also will be possible for an investor to lose money by investing in these funds. Federated devotes substantial resources, such as significant credit analysis to the management of its products and strategies. However, there is no guarantee that a stable value money market fund will be able to preserve a stable NAV in the future. Market conditions could lead to a limited supply of money market fund securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory changes or developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated stable-value money market fund (including, after the 2014 Money Fund Rules become fully effective on October 14, 2016, a retail and government money market fund) were to decline to less than $1.00 per share, such Federated money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows. It is also possible that, if (after the 2014 Money Fund Rules become fully effective on October 14, 2016) an institutional prime or municipal (or tax-exempt) money market fund's fluctuating NAV consistently or significantly declines to less than $1.0000 per share, such Federated money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows.

No Assurance of Access to Sufficient Liquidity. From time to time, Federated's operations may require more cash than is available from operations. In these circumstances, it may be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated equity or debt securities. Federated's ability to raise additional capital in the future will be affected by several factors including, for example, Federated's creditworthiness and the fair value of Federated's common stock, as well as general market conditions. There can be no assurance that Federated will be able to obtain these funds and financing on acceptable terms, if at all, and, if Federated cannot obtain such funds, it could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Recruiting and Retaining Key Personnel. Federated's ability to attract and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, portfolio managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer accounts. Moreover, since certain of Federated's products and strategies contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies could have a disproportionate adverse impact, potentially in a material way, on Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of investment products and strategies (such as mutual funds and Separate Accounts) with other fund management companies and investment advisers, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, the type (e.g. passive versus actively managed, fund versus FDIC-insured deposits) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated may decide to reduce the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions, or other effects of competition, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Many of Federated's products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's managed assets, particularly money market and fixed-income assets, are held by institutional investors. If or when the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes or otherwise, Federated may be unable to retain or grow its share of this market and this could adversely affect Federated's future profitability and have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

A significant portion of Federated's revenue is derived from providing products (such as mutual funds) and strategies to the wealth management and trust market, comprising approximately 2,500 banks and other financial institutions. Future profitability of Federated will be adversely affected if it is unable to retain or grow its share of this market, and could also be adversely affected by consolidations in the banking industry, as well as regulatory changes or developments impacting its customers.
Potential Adverse Effects of Changes in Federated's Distribution Channels. Federated acts as a wholesaler of investment products and strategies to financial intermediaries, including, for example, banks, broker/dealers, registered investment advisers and other financial planners. Federated also sells investment products and strategies directly to corporations, institutions and other customers. There can be no assurance that Federated will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated products and strategies or that Federated's relationship with any one or more financial intermediaries will continue over time or on existing economic terms. The impact of Voluntary Yield-related Fee Waivers and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in the distribution fee arrangements with one or more financial intermediaries, changes in customer relationships and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of Voluntary Yield-related Fee Waivers and related reductions in distribution expense, Federated has experienced increases in the cost of distribution as a percentage of total revenue from 31% in 2007 to over 38% in 2015. Federated expects such costs to continue to increase in total due to asset growth, and per dollar of revenue due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated's operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated's revenue is derived from investment advisory fees, which are based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity products and strategies than on fixed-income and money market products and strategies. Likewise, mutual fund and other fund products generally have a higher management-fee rate than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Consequently, significant fluctuations in the value of securities held by, or the level of redemptions from, the products (such as the Federated Funds) or strategies advised by Federated may materially affect the amount of managed assets and thus Federated's revenue, profitability and growth. Similarly, changes in Federated's average asset mix across both asset and product or strategy types have a direct impact on Federated's revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds. Substantially all of Federated's managed assets are in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Additionally, changing market conditions may cause a shift in Federated's asset mix towards money market and fixed-income products or strategies, and regulatory changes or developments may cause a shift between money fund products or from money market funds to other products, which may cause a decline in or otherwise affect, potentially in a material way, Federated's revenue and net income.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products and strategies. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to Federated. Poor performance could, therefore, have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. Market conditions, such as volatility, illiquidity and rising interest rates, among other conditions, can adversely affect the performance of certain quantitative or other investment strategies or certain products, asset classes or sectors. The effects of poor performance on Federated could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. In terms of revenue concentration by product, approximately 11% of Federated's total revenue for 2015 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund. A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated's future revenues and net income.
Operational Risks. Federated's and its products'/business' operations are supported internally and through management of relationships with various third party service providers (or vendors), both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in Federated's, its products' or a service provider's internal control processes, unauthorized disclosure of confidential, proprietary or non-public personal information and noncompliance with regulatory requirements. As Federated's and its relevant service providers' businesses expand and require additional scalability, operational risk increases both domestically and internationally. Management relies on its employees, systems and business continuity plans, and those of relevant service providers, to comply with established procedures, controls and regulatory requirements. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
No Assurance of Successful Acquisitions. Federated's business strategy contemplates the acquisition of other investment management companies, as well as investment assets, both domestically and internationally. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for or consummating desired acquisitions, or successfully integrating acquired companies or assets into Federated, or its products or strategies, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.
Impairment Risk. At December 31, 2015, Federated had intangible assets including goodwill totaling $734.5 million on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated's acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated's financial position and results of operations for the period.
Systems, Technology and Cybersecurity Risks. Federated utilizes software and related technologies throughout its business (both domestically and internationally) including, for example, both proprietary systems and those provided by outside service providers (or vendors). Service providers to, and customers of, Federated and its products, and third parties on which such service providers and customers rely, also utilize software and related technologies in their businesses. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated or a third party to address computer system problems. Along with cyber incidents described more fully below, data or model imprecision, software or other technology malfunctions, human error, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
In addition, like other companies in the investment management industry and elsewhere, the use of the Internet and other electronic media and technology exposes Federated, its business, its products and services, customers, and relevant service providers, and their respective operations, to potential risks from frequent cybersecurity attacks, events or incidents (cyber incidents). For example, Federated and relevant service providers collect, maintain and transmit confidential, proprietary and non-public personal customer information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Cyber incidents may include, for example, unauthorized access to systems, networks or devices (for example, through hacking activity), infection from or spread of malware, computer viruses or other malicious software code, corruption of data, and attacks (including, but not limited to, denial-of-service attacks on websites) which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. Like other companies, Federated has experienced, and will continue to experience, cyber-incidents consistently. For example, Federated recently detected malware on certain systems and equipment and devoted internal and external resources to the matter. Cyber incidents have not had a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). A cyber incident may cause Federated, its business, products or services, its employees, customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business, customer or personal information, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, calculate NAV, or allow the transaction of business), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause adverse impacts, the occurrence of financial losses, expenses and exposure related to regulatory penalties, litigation, reputational damage, and additional compliance costs associated with protection, detection, remediation and corrective measures. Cyber incidents affecting issuers in which Federated's or its customers' assets are invested also could cause such investments to lose value. Any of these cyber incidents may become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures which seek to ensure that such systems are protected from cyber incidents. Federated has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents, however, there is no guarantee that such efforts will be successful, either entirely or partially. Among other reasons, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated, and its relevant affiliates and products, cannot control the systems and cybersecurity systems of issuers, relevant service providers or other third parties. While Federated cannot predict the financial or reputational impact to its business resulting from any cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Reputational Harm. Any material losses in customer (including shareholder) confidence in Federated, its products or strategies or in the mutual fund industry as a result of actual or potential regulatory proceedings or litigation, economic or financial market downturns or disruptions, material errors in public news reports, misconduct, a cyber incident, rumors on the Internet or other matters could increase redemptions from and/or reduce sales of Federated's products (such as the Federated Funds) and strategies and other investment management products and services. If such losses were to occur, it could have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Termination or Failure to Renew Fund Agreements. A substantial majority of Federated's revenues are derived from investment management agreements with sponsored mutual funds (and to a lesser extent, sub-advised mutual funds) that, as required by law, are terminable upon 60 days' notice. In addition, each such investment management agreement must be approved and renewed annually by each mutual fund's board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of certain or a significant number of, these agreements could have a material adverse impact on Federated. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements may be approved by the mutual fund's directors or trustees and shareholders. A sale or other transfer of a sufficient number of shares of Federated's voting securities to transfer control of Federated could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated's ability to realize the value of these agreements. Federated investment advisory contracts for Separate Accounts that are not investment companies subject to the 1940 Act generally are terminable by Federated's customers upon notice to Federated (or, in certain cases, after a 30 day, 60 day or similar notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act also provide that consent is required from Federated's customers before the agreements may be assigned and an assignment, actual or constructive, also will trigger these consent requirements and may adversely affect Federated's ability to realize the value of these agreements.
Under the terms of a 2005 settlement agreement with the SEC and New York State Attorney General, a Federated investment advisory subsidiary may not serve as investment adviser to any registered investment company unless: (1) at least 75% of the fund's directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; (3) no action may be taken by the fund's board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (4) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.
Potential Adverse Effects of Unpredictable Events. Unpredictable events, such as a natural disaster, pandemic, war and terrorist attack, could adversely impact Federated's, its customer's and their respective service providers' (or vendors') ability to conduct business. Such events could cause disruptions in economic conditions and financial markets, system interruption, loss of life, unavailability of personnel or additional costs. As such, there can be no assurance that unpredictable events, or the costs to address such events, would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Federated can be subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil or otherwise) and other claims by its regulators (regulatory claims). Federated also can be subject to customer, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated's business, products and strategies expand, and financial products and other investments, markets and technology increase in complexity, the attention and resources that Federated devotes to compliance increases and the possibility and occurrences of non-compliance may increase. Federated has business-related claims asserted and threatened against it, and is subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated may be subject to business-related claims, and administrative, regulatory or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated cannot assess or predict whether, when or what types of business-related claims or regulatory claims (collectively, claims) may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated may be initially unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. In certain circumstances, insurance coverage may not be available or deductible amounts may not be exceeded, and Federated may have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated's business, products and services generally.
Federated's Status as a "Controlled Company." Federated has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Federated's Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the family of John F. Donahue. The three trustees of this trust are Mr. John F. Donahue, the Chairman of Federated's board of directors, his wife, and his son, Mr. J. Christopher Donahue, who is Federated's President and Chief Executive Officer, as well as a director. Accordingly, Federated qualifies as a "controlled company" under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated's board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisers applicable to Compensation Committee members.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated leases space sufficient to meet its operating needs. Federated's operations are headquartered in Pittsburgh, Pennsylvania where it occupies approximately 259,000 square feet in the Federated Investors Tower. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania and an aggregate of approximately 25,000 square feet at other locations in the Pittsburgh area. Federated also leases office space in New York, New York, for the operations of Federated Global Investment Management Corp.; in Boston, Massachusetts, for the operations of Federated MDTA LLC; in Rochester, New York, for the operations of Federated Clover Investment Advisors, a division of Federated Global Investment Management Corp.; in Frankfurt, Germany, for the operations of Federated Asset Management GmbH; and in London, England for the operations of Federated Investors (UK) LLP. Federated's leased office space is used for its investment management business.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (17) to the Consolidated Financial Statements.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Federated's Class B common stock is traded on the NYSE under the symbol FII. The following table summarizes quarterly high and low trading stock prices and quarterly dividends per common share for 2015 and 2014.

	March 31,	June 30,	September 30,	December 31,
2015
Stock price per share
High	$35.60	$35.75	$34.53	$32.01
Low	30.26	33.23	28.28	27.51
Cash dividends per share	0.25	0.25	0.25	0.25
2014
Stock price per share
High	$31.20	$31.48	$31.50	$33.96
Low	25.63	26.82	27.80	26.99
Cash dividends per share	0.25	0.25	0.25	0.25
The approximate number of beneficial shareholders of Federated's Class A and Class B common stock as of February 9, 2016, was 1 and 26,083, respectively.

The following table summarizes stock repurchases under Federated's share repurchase program during the fourth quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program[1]
October	55,000	$28.96	55,000	3,234,616
November[2]	265,586	31.35	265,000	2,969,616
December[2]	213,050	29.47	210,000	2,759,616
Total	533,636	$30.36	530,000	2,759,616

1
In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of December 31, 2015. See Note (12) to the Consolidated Financial Statements for additional information on this program.

2
In November and December of 2015, 586 and 3,050 shares, respectively, of restricted stock with a weighted-average price of $0.00 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

Stock Performance Graph

The following performance graph compares the total shareholder return of an investment in Federated's Class B Common Stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2015.
The graph assumes that the value of the investment in Federated's Class B Common Stock and each index was $100 on December 31, 2010. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2015, Federated is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Federated	$60.64	$91.24	$134.81	$159.46	$143.06
S&P MidCap 400 Index	$98.27	$115.83	$154.64	$169.74	$166.05
S&P 1500 Asset Management & Custody Banks Index	$81.27	$104.07	$155.33	$170.21	$153.59

ITEM 6 – SELECTED FINANCIAL DATA

The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated for the five years ended December 31, 2015 have been derived from Federated's audited Consolidated Financial Statements.

in thousands, except per share data and managed assets
Years Ended December 31,	2015	2014	2013	2012	2011
Statement of Income Data[1]
Total revenue	$926,609	$859,250	$878,365	$945,706	$895,114
Operating income	279,446	237,949	251,743	312,593	257,455
Net income including noncontrolling interests in subsidiaries	171,986	149,822	166,355	197,628	155,083
Net income attributable to Federated Investors, Inc.	169,807	149,236	162,177	188,088	150,906
Share Data Attributable to Federated Investors, Inc.
Earnings per share – Basic and Diluted[1]	$1.62	$1.42	$1.55	$1.79	$1.45
Cash dividends per share[2]	$1.00	$1.00	$0.98	$2.47	$0.96
Weighted-average shares outstanding – Basic	100,475	100,721	100,668	100,313	100,609
Weighted-average shares outstanding – Diluted	100,477	100,723	100,669	100,313	100,632
Balance Sheet Data at Period End
Intangible assets, net and Goodwill	$734,492	$733,847	$735,345	$727,857	$720,926
Total assets	1,187,203	1,140,519	1,135,797	1,090,061	1,150,856
Long-term debt[3]	191,250	216,750	198,333	276,250	318,750
Federated Investors shareholders' equity[2]	647,816	609,494	566,119	495,432	541,959
Impact of Voluntary Yield-related Fee Waivers[4]
Revenue	$(333,605)	$(410,553)	$(389,031)	$(290,966)	$(320,671)
Less: Reduction in Distribution expense	240,610	280,851	277,168	218,479	232,336
Operating income	(92,995)	(129,702)	(111,863)	(72,487)	(88,335)
Less: Reduction in Noncontrolling interest	7,114	10,699	6,800	1,243	6,473
Pre-tax impact	(85,881)	(119,003)	(105,063)	(71,244)	(81,862)
Managed Assets (in millions)
As of period end	$361,112	$362,905	$376,084	$379,771	$369,697
Average for the period	353,493	358,467	371,127	365,149	354,387

1	In 2012, results included pretax insurance recoveries totaling $20.2 million for claims related to various legal proceedings.

2	Federated paid a special dividend to shareholders of $1.51 per share or $156.9 million in 2012.

3	In 2014, Federated amended and restated the 2011 agreement to extend the term of the loan. See Note (9) to the Consolidated Financial Statements for additional information.

4	See Note (3) to the Consolidated Financial Statements for additional information regarding the impact of Voluntary Yield-related Fee Waivers.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors, Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.
General
Federated is one of the largest investment managers in the U.S. with $361.1 billion in managed assets as of December 31, 2015. The majority of Federated's revenue is derived from advising the Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.
Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2015 attributable to such markets are as follows: wealth management and trust (43%), broker/dealer (33%), institutional (20%) and international (4%).
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged on money market and fixed-income products and strategies. Likewise, mutual funds typically have a higher management-fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain mutual fund expense ratios, to maintain positive or zero net yields on money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
Federated's most significant operating expenses are Compensation and related expense and Distribution expense as described above. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, overall results of operations of Federated, investment management performance and sales performance.
The discussion and analysis of Federated's financial condition and results of operations are based on Federated's Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated's performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated's growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by management's decisions regarding Voluntary Yield-related Fee Waivers. Fees for fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that the most meaningful indicators of Federated's financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Business Developments
Money Market Fund Matters
For the year ended December 31, 2015, approximately 33% of Federated's total revenue was attributable to money market assets as compared to 32% and 39% for 2014 and 2013, respectively. Money market funds expose Federated to regulatory-related changes as well as to the impact from low short-term interest rates. See Item 1A - Risk Factors under the caption Potential Adverse Effects of a Material Concentration in Revenue and Note (3) to the Consolidated Financial Statements for additional information.
(a) Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud, and regulations, or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. In 2014, among other developments, the SEC promulgated new money market reform in the form of the 2014 Money Fund Rules and the SEC staff published the Money Fund Rules Guidance in 2015. Federated continues to analyze the potential impact of these reforms. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, have not been finalized in 2015, and are expected to continue to be considered in 2016. Federated continued to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules, and certain related regulations and developments, on Federated's business, results of operations, financial condition and/or cash flows. Federated also continued to implement in 2015, and expects to continue to implement in 2016, product development and restructuring initiatives in response to the 2014 Money Fund Rules. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
(b) Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in the year. The federal funds target rate, which drives short-term interest rates, had been near zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. See Item 1 - Business under the caption Low Short-Term Interest Rates and Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information.
Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the first quarter of 2016 may result in a negative pre-tax impact on income of approximately $11 million, which is less than the impact to each quarter included in 2015 (see Note (19) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers). Any potential waiver recovery may be partially offset by changes in customer relationships or arrangements, among other potential factors. An expected change in a customer relationship may reduce pre-tax income by up to $6 million per quarter beginning in late 2016. Collectively, the net impact could result in approximately $5 million of net waiver recovery per quarter after 2016. See additional information in Item 9B - Other Information. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Excluding the possible impact of this customer relationship change, management estimates that an increase of 25 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers to approximately $4 million per quarter and an increase of 50 basis points could reduce the impact to approximately $1 million per quarter. An increase of 75 basis points could nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.
Global Expansion
Federated continues to explore opportunities to further expand its global footprint. In 2015, among other initiatives, Federated focused on growing distribution opportunities for its products and services in Canada and Latin America. For example, in 2015, Federated registered a strategic value dividend fund in Canada and launched a money market fund domiciled in the Cayman Islands, among other initiatives. In 2015, Federated also continued to seek acquisition candidates, both internationally and domestically.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2015	2014	2015 vs. 2014
By Asset Class
Money market	$256,437	$258,772	(1)%
Equity	53,556	51,426	4
Fixed-income	51,119	52,707	(3)
Total managed assets	$361,112	$362,905	0%
By Product Type
Mutual Funds:
Money market	$221,615	$225,471	(2)%
Equity	34,125	33,141	3
Fixed-income	37,989	40,456	(6)
Total mutual fund assets	293,729	299,068	(2)
Separate Accounts:
Money market	$34,822	$33,301	5%
Equity	19,431	18,285	6
Fixed-income	13,130	12,251	7
Total separate account assets	67,383	63,837	6
Total managed assets	$361,112	$362,905	0%

Average Managed Assets

in millions for the years ended December 31,	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
By Asset Class
Money market	$246,539	$254,260	$273,680	(3)%	(7)%
Equity	54,149	48,317	39,474	12	22
Fixed-income	52,805	51,333	51,340	3	0
Liquidation portfolio[1]	0	4,557	6,633	(100)	(31)
Total average managed assets	$353,493	$358,467	$371,127	(1)%	(3)%
By Product Type
Mutual Funds:
Money market	$213,694	$220,742	$239,440	(3)%	(8)%
Equity	35,017	30,859	25,512	13	21
Fixed-income	39,973	40,366	41,177	(1)	(2)
Total average mutual fund assets	288,684	291,967	306,129	(1)	(5)
Separate Accounts:
Money market	$32,845	$33,518	$34,240	(2)%	(2)%
Equity	19,132	17,458	13,962	10	25
Fixed-income	12,832	10,967	10,163	17	8
Total average separate account assets	64,809	61,943	58,365	5	6
Liquidation Portfolio[1]	$0	$4,557	$6,633	(100)%	(31)%
Total average managed assets	$353,493	$358,467	$371,127	(1)%	(3)%

1
The liquidation portfolio represented a portfolio of distressed bonds at cost. Federated had been retained by a third party to manage these assets through an orderly liquidation process that was completed during the fourth quarter of 2014. Management-fee rates earned from this portfolio were lower than those of traditional Separate Account mandates.

Changes in Equity and Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2015	2014	Percent Change
Equity Funds
Beginning assets	$33,141	$28,097	18%
Sales	9,801	10,140	(3)
Redemptions	(8,159)	(6,530)	25
Net sales	1,642	3,610	(55)
Net exchanges	(88)	42	(310)
Market gains and losses/reinvestments[1]	(570)	1,392	(141)
Ending assets	$34,125	$33,141	3%
Equity Separate Accounts
Beginning assets	$18,285	$16,051	14%
Sales[2]	5,790	4,536	28
Redemptions[2]	(4,575)	(3,883)	18
Net sales[2]	1,215	653	86
Net exchanges	3	0	N/A
Market gains and losses[3]	(72)	1,581	(105)
Ending assets	$19,431	$18,285	6%
Total Equity Assets
Beginning assets	$51,426	$44,148	16%
Sales[2]	15,591	14,676	6
Redemptions[2]	(12,734)	(10,413)	22
Net sales[2]	2,857	4,263	(33)
Net exchanges	(85)	42	(302)
Market gains and losses/reinvestments[1]	(642)	2,973	(122)
Ending assets	$53,556	$51,426	4%
Fixed-income Funds
Beginning assets	$40,456	$39,606	2%
Sales	14,496	16,186	(10)
Redemptions	(16,588)	(16,120)	3
Net (redemptions) sales	(2,092)	66	(3,270)
Net exchanges	33	(354)	109
Acquisition-related	0	301	(100)
Market gains and losses/reinvestments[1]	(408)	837	(149)
Ending assets	$37,989	$40,456	(6)%
Fixed-income Separate Accounts
Beginning assets	$12,251	$10,520	16%
Sales[2]	1,963	2,393	(18)
Redemptions[2]	(1,061)	(1,343)	(21)
Net sales[2]	902	1,050	(14)
Net exchanges	(6)	230	(103)
Market gains and losses[3]	(17)	451	(104)
Ending assets	$13,130	$12,251	7%
Total Fixed-income Assets
Beginning assets	$52,707	$50,126	5%
Sales[2]	16,459	18,579	(11)
Redemptions[2]	(17,649)	(17,463)	1
Net (redemptions) sales [2]	(1,190)	1,116	(207)
Net exchanges	27	(124)	122
Acquisition-related	0	301	(100)
Market gains and losses/reinvestments[1]	(425)	1,288	(133)
Ending assets	$51,119	$52,707	(3)%

1
Reflects approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Total Changes in Equity and Fixed-Income Assets

in millions for the years ended December 31,	2015	2014	Percent Change
Funds
Beginning assets	$73,597	$67,703	9%
Sales	24,297	26,326	(8)
Redemptions	(24,747)	(22,650)	9
Net (redemptions) sales	(450)	3,676	(112)
Net exchanges	(55)	(312)	82
Acquisition-related	0	301	(100)
Market gains and losses/reinvestments[1]	(978)	2,229	(144)
Ending assets	$72,114	$73,597	(2)%

Separate Accounts
Beginning assets	$30,536	$26,571	15%
Sales[2]	7,753	6,929	12
Redemptions[2]	(5,636)	(5,226)	8
Net sales[2]	2,117	1,703	24
Net exchanges	(3)	230	(101)
Market gains and losses[3]	(89)	2,032	(104)
Ending assets	$32,561	$30,536	7%

Total Assets
Beginning assets	$104,133	$94,274	10%
Sales[2]	32,050	33,255	(4)
Redemptions[2]	(30,383)	(27,876)	9
Net sales[2]	1,667	5,379	(69)
Net exchanges	(58)	(82)	(29)
Acquisition-related	0	301	(100)
Market gains and losses/reinvestments[1]	(1,067)	4,261	(125)
Ending assets	$104,675	$104,133	1%

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

Changes in Federated's average asset mix year-over-year across both asset classes and product types have a direct impact on Federated's operating income. Asset mix impacts Federated's total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type over the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2015	2014	2013	2015	2014	2013
By Asset Class
Money market assets	70%	71%	74%	33%	32%	39%
Equity assets	15%	14%	10%	46%	45%	37%
Fixed-income assets	15%	14%	14%	21%	22%	23%
Liquidation portfolio	--	1%	2%	--	0%	0%
Other activities	--	--	--	0%	1%	1%
By Product Type
Mutual Funds:
Money market assets	61%	62%	65%	32%	30%	37%
Equity assets	10%	9%	7%	38%	37%	31%
Fixed-income assets	11%	11%	11%	19%	20%	21%
Separate Accounts:
Money market assets	9%	9%	9%	1%	2%	2%
Equity assets	5%	5%	3%	8%	8%	6%
Fixed-income assets	4%	3%	3%	2%	2%	2%
Liquidation Portfolio	--	1%	2%	--	0%	0%
Other Activities	--	--	--	0%	1%	1%
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
Average managed assets decreased 1% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Period-end money market assets decreased 1% at December 31, 2015 as compared to December 31, 2014. Average money market assets decreased 3% for 2015 compared to 2014, following the industry trend resulting from a prolonged accommodative monetary policy environment. Short-term interest rates remained low throughout much of the year but trended higher toward the end of 2015, aided by the FOMC's December 16, 2015 decision to raise the federal funds target rate for the first time in nearly ten years by 25 basis points to a still accommodative range of 0.25% - 0.50%. Period-end equity assets increased 4% at December 31, 2015 as compared to December 31, 2014 primarily due to net sales, partially offset by market depreciation. Average equity assets increased 12% for 2015 as compared to 2014. After two key indicators of broad equity-market performance, the S&P 500 and Dow Jones Industrial Average, reached record highs in May 2015, the broader markets experienced a wave of volatility the remainder of the year, initially on concerns about Greece. In August 2015, a surprise devaluation in China's currency raised anxiety about global growth generally, causing already declining oil prices to fall further and adding to concerns about the sustainability of corporate earnings margins. In the bond market, Treasury yields traded in a tight range for much of the year, as it wrestled with conflicting signs of an improving U.S., but slowing global, economy, with spread-sector yields responding appropriately. Period-end fixed-income assets decreased 3% at December 31, 2015 as compared to December 31, 2014 primarily as a result of net redemptions and, to a lesser extent, market depreciation, while average fixed-income assets increased 3% for 2015 as compared to 2014.
As of December 31, 2014, total managed assets decreased 4% from December 31, 2013 primarily as a result of decreases in money market assets and assets in the liquidation portfolio, partially offset by increases in equity and fixed-income assets. Average managed assets decreased 3% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Period-end money market assets decreased 6% at December 31, 2014 as compared to December 31, 2013. Average money market assets decreased 7% for 2014 compared to 2013, following the industry trend resulting from the accommodative monetary policy environment. Short-term interest rates remained low throughout 2014 as the FOMC kept the near-zero federal funds rate unchanged in the continuous pursuit of a sustained economic recovery. Period-end equity assets increased 16% at December 31, 2014 as compared to December 31, 2013 primarily due to net sales, and to a lesser extent, market appreciation. Average equity assets increased 22% for 2014 compared to 2013. Despite greater equity-market volatility late in the third quarter and into the fourth quarter of 2014, both the S&P 500 and Dow Jones Industrial Average, key indicators of broad equity-market performance, reached record highs in late December. Assets in the liquidation portfolio were fully liquidated in the fourth quarter of 2014. In the bond market, Treasury yields moved measuredly, with the yield curve flattening as intermediate rates increased slightly while long-term rates dipped, resulting from continued improvement in the U.S. economy, with spread-sector yields responding appropriately. Period-end fixed-income assets increased 5% at December 31, 2014 as compared to December 31, 2013 primarily as a result of market appreciation, and to a lesser extent, net sales, while average fixed-income assets remained flat for 2014 as compared to 2013.

Results of Operations
Revenue. The following table sets forth components of total revenue for the three years ended December 31:

in millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue from managed assets	$926.2	$852.1	$868.7	9%	(2)%
Revenue from sources other than managed assets	0.4	7.2	9.7	(94)	(26)
Total revenue	$926.6	$859.3	$878.4	8%	(2)%
Revenue from managed assets increased $74.1 million in 2015 as compared to 2014 primarily due to (1) a decrease of $77.0 million in Voluntary Yield-related Fee Waivers and (2) an increase of $43.3 million due to higher average equity assets. These increases in revenue were partially offset by (1) a decrease of $30.5 million due to lower average money-market assets, (2) increased fee waivers of $7.2 million resulting from a reduction in the voluntary expense cap for a fund and (3) a decrease of $2.5 million due to the mix of average fixed-income assets.
Revenue from sources other than managed assets decreased $6.8 million in 2015 as compared to 2014 primarily due to the transition of Federated's retirement business in 2014.
See Note (3) to the Consolidated Financial Statements and Business Developments - Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.
Federated's ratio of revenue from managed assets to average managed assets for 2015 was 0.26% as compared to 0.24% for 2014. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers as well as an increase in average managed assets invested in higher fee-paying equity products and strategies for 2015 as compared to 2014.
Revenue from managed assets decreased $16.6 million in 2014 as compared to 2013 primarily due to (1) a decrease of $46.2 million from lower average money market assets, (2) a decrease of $21.6 million resulting from an increase in Voluntary Yield-related Fee Waivers and (3) a decrease of $7.5 million resulting from a change in the mix of average fixed-income assets. These decreases in revenue were partially offset by an increase of $64.1 million from higher average equity assets.
Federated's ratio of revenue from managed assets to average managed assets for 2014 was 0.24% as compared to 0.23% for 2013. The increase in the rate was primarily due to the increase in average managed assets invested in higher fee-paying equity products and strategies for 2014 as compared to 2013, partially offset by the increase in Voluntary Yield-related Fee Waivers for the same period of comparison.

Operating Expenses. The following table sets forth fluctuations in significant operating expenses for the three years ended December 31:

in millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Compensation and related	$286.9	$285.3	$269.1	1%	6%
Distribution	232.4	210.6	222.1	10	(5)
Professional service fees	29.1	30.2	37.1	(4)	(19)
All other	98.8	95.2	98.3	4	(3)
Total operating expenses	$647.2	$621.3	$626.6	4%	(1)%
Total operating expenses for 2015 increased $25.9 million compared to 2014. Distribution expense increased $21.8 million in 2015 as compared to 2014 primarily due to an increase of $40.2 million related to a decrease in Voluntary Yield-related Fee Waivers and a $9.4 million increase related to higher average equity assets. These increases were partially offset by an

$18.8 million decrease related to lower average money market assets, a $4.2 million decrease related to changes to certain distribution fee arrangements and a $3.6 million decrease related to the transition of Federated's retirement business in 2014.
Total operating expenses for 2014 decreased $5.3 million compared to 2013. Distribution expense decreased $11.5 million in 2014 as compared to 2013 primarily due to a $20.6 million decrease related to lower average money market assets, a $3.9 million decrease related to the customer mix of average fixed-income assets and a $3.7 million decrease resulting from higher Voluntary Yield-related Fee Waivers, partially offset by a $13.7 million increase related to higher average equity assets. Compensation and related expense increased $16.2 million in 2014 as compared to 2013 reflecting a $8.5 million increase in incentive compensation primarily driven by sales and investment management performance, a $3.8 million increase related to increased salary levels, a $2.2 million increase in other employee expenses including payroll taxes and benefits and a $1.7 million increase in incentive compensation as a result of the finalization of prior-year estimates during the first quarter of each year. Professional service fees decreased $6.9 million in 2014 compared to 2013 primarily due to a decrease in legal fees and outsourced technology-related consultants.
Nonoperating Income (Expenses). Nonoperating income (expenses), net, decreased $5.9 million in 2015 as compared to 2014. The decrease is primarily due to a $10.2 million decrease in (Loss) gain on securities, net primarily due to the decrease in net gains on the sale of available-for-sale securities in 2015 compared to 2014 ($4.8 million), an increase in net losses from trading securities primarily due to the decrease in their market value in 2015 as compared to 2014 ($4.1 million) and a $1.3 million impairment of an available-for-sale security in 2015. These decreases were partially offset by a $5.3 million decrease in Debt expense primarily due to a lower average interest rate ($4.0 million) resulting from the Term Loan no longer being partially covered by the Swap (see Note (9) to the Consolidated Financial Statements for additional information).
Nonoperating income (expenses), net, decreased $5.9 million in 2014 as compared to 2013. The decrease is primarily due to a $12.0 million decrease in (Loss) gain on securities, net primarily due to the decrease in gains on the sale of available-for-sale securities ($8.6 million) and a decrease in net gains from trading securities primarily due to the minimal change in their fair value in 2014 as compared to an increase in 2013 ($3.5 million). These decreases were partially offset by a $3.8 million decrease in Other, net primarily due to impairment charges of an equity-method investment recorded in 2013 and a $2.9 million decrease in Debt expense primarily due to a lower average outstanding loan balance ($1.5 million) and a lower average interest rate ($1.1 million) resulting primarily from a portion of the Term Loan no longer being covered by the Swap (see Note (9) to the Consolidated Financial Statements for additional information).
Income Taxes. The income tax provision for 2015, 2014, and 2013 was $102.9 million, $89.5 million, and $92.7 million, respectively. The provision for 2015 increased $13.4 million as compared to 2014 primarily due to higher Income before income taxes. The provision for 2014 decreased $3.2 million as compared to 2013 primarily due to lower Income before income taxes. The effective tax rate was 37.4% for 2015, 37.4% for 2014 and 35.8% for 2013. The lower effective tax rate in 2013 primarily relates to reversals of valuation allowances related to prior year capital losses. See Note (13) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
For 2015 and 2014, Federated's pretax book income exceeded federal taxable income by $64.0 million and $69.7 million, respectively, due primarily to temporary tax differences of $58.8 million and $60.1 million, respectively, associated with certain intangible assets.
For 2013, Federated's pretax book income exceeded federal taxable income by $71.0 million due primarily to temporary tax differences of $55.1 million associated with certain intangible assets and $10.5 million associated with capital gains recognized in the current year which, for tax purposes, were offset by capital losses reported in prior years for book purposes.
Net Income Attributable to Federated Investors, Inc. Net income increased $20.6 million in 2015 as compared to 2014 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2015 increased $0.20 as compared to 2014 primarily due to increased net income.
Net income decreased $12.9 million in 2014 as compared to 2013 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2014 decreased $0.13 as compared to 2013 primarily due to decreased net income.
Liquidity and Capital Resources
Liquid Assets. At December 31, 2015, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $367.4 million as compared to $318.7 million at December 31, 2014. The change in liquid assets is summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities.
At December 31, 2015, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks.

Federated has been actively monitoring its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries, China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, for cash invested in certain money market funds (approximately $162 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and, as required, meet the requirements of Rule 2a-7.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $233.2 million for 2015 as compared to $192.5 million for 2014. The increase of $40.7 million was primarily due to a $67.3 million increase in revenue primarily from managed assets previously discussed. This was partially offset by an increase in cash paid related to the $21.8 million increase in distribution-related expense previously discussed and an increase of $8.8 million in net purchases of trading securities.
Cash Used by Investing Activities. In 2015, cash used by investing activities was $5.7 million and reflected $6.0 million in cash paid for property and equipment (including technology) and $5.5 million in cash paid for purchases of available-for-sale securities, partially offset by $5.8 million in proceeds from redemptions of available-for-sale securities.
Cash Used by Financing Activities. In 2015, cash used by financing activities was $170.1 million. Of this amount, Federated (1) paid $104.6 million or $1.00 per share in dividends to holders of its common shares, (2) paid $53.9 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (12) to the Consolidated Financial Statements for additional information) and (3) repaid $25.5 million of its long-term debt obligations (see Note (9) to the Consolidated Financial Statements for additional information).
Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. Federated made principal payments on the Term Loan of $25.5 million, $34.0 million and $42.5 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, the entire $200 million revolving credit facility was available for borrowings. The interest rate swap (Swap) that Federated entered into in 2010 expired on April 1, 2015. During the first quarter of 2015, the Swap converted the variable interest rate on the amount of the Term Loan covered by the Swap to a fixed rate of 3.521%. See Note (9) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2015. An interest coverage ratio of at least 4 to 1 is required and as of December 31, 2015, the interest coverage ratio was 91 to 1. A leverage ratio of no more than 3 to 1 is required and as of December 31, 2015, the leverage ratio was 0.7 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Dividends. Cash dividends of $104.6 million, $104.8 million and $102.5 million were paid in 2015, 2014 and 2013 respectively, to holders of Federated common stock. All dividends are considered ordinary dividends for tax purposes.
Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include paying incentive and base compensation, funding distribution expenditures, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, restructuring existing money market products and relationships and funding property and equipment (including technology). As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.
On January 28, 2016, the board of directors declared a $0.25 per share dividend. The dividend was payable to shareholders of record as of February 8, 2016, resulting in $26.0 million being paid on February 12, 2016.
Management estimates that of the $20.4 million of deferred tax assets recorded on the Consolidated Balance Sheets (net of valuation allowances) at December 31, 2015, $11.1 million and $2.7 million will reverse in 2016 and 2017, respectively, as tax deductions are taken in those years for various expenses recorded for book purposes in 2015 or prior years, primarily related to certain compensation-related expenses.

After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which could cause total outstanding borrowings to total as much as $410 million.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of December 31, 2015.
Long-term deferred tax liability, net at December 31, 2015 increased $18.0 million from December 31, 2014 primarily as a result of tax amortization deductions related to indefinite lived assets, which are not amortized for book purposes, but rather assessed for impairment each reporting period.
There were no indicators of goodwill impairment as of December 31, 2015 as Federated's market capitalization exceeded the book value of equity by more than 300%.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, Federated did not have any material off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities
Contractual. The following table presents, as of December 31, 2015, Federated's significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments due in
in millions	2016	2017-2018	2019-2020	After 2020	Total
Long-term debt obligations	$25.5	$81.3	$110.0	$0.0	$216.8
Operating lease obligations	13.6	27.4	26.6	35.8	103.4
Purchase obligations	12.5	9.9	4.6	0.0	27.0
Employment-related commitments	10.6	5.5	1.1	0.0	17.2
Total	$62.2	$124.1	$142.3	$35.8	$364.4
Long-term debt obligations. Amounts include principal payments only. The interest is variable, based on the London Interbank Offering Rate (LIBOR) plus a 112.5 basis point spread, in accordance with the Credit Agreement. Assuming the current repayment and amortization schedules on the Term Loan and LIBOR as of December 31, 2015, Federated's interest payments are estimated to be $3.2 million, $5.1 million and $0.6 million for 2016, 2017-2018 and 2019, respectively. See Note (9) to the Consolidated Financial Statements for additional information.
Operating lease obligations. See Note (15) to the Consolidated Financial Statements for additional information.
Purchase obligations. Federated is a party to various contracts pursuant to which it receives certain services including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2020. Costs for such services are expensed as incurred.
Employment-related commitments. Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments.
Legal Proceedings. Federated has claims asserted and threatened against it from time to time. See Note (17) to the Consolidated Financial Statements.

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
Recent Accounting Pronouncements
For a complete list of new accounting standards, see Note (2) to the Consolidated Financial Statements.
Critical Accounting Policies
Federated's Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity.
Accounting for Intangible Assets. Three aspects of accounting for intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) reconsideration of an asset's useful life. The process of determining the fair value of identifiable intangible assets at the date of acquisition requires significant management estimates and judgment as to expectations for earnings on the related managed assets acquired, redemption rates for such managed assets, growth from sales efforts and the effects of market conditions. Management may utilize an independent valuation expert to help with this process. If actual changes in the related managed assets or the projected useful life of the intangible asset, among other assumptions, differ significantly from the estimates and judgments used in determining the initial fair value, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
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
At December 31, 2015, Federated had $72.5 million and $2.7 million in indefinite-lived and finite-lived intangible assets, respectively, recorded on its Consolidated Balance Sheets. No indicators of impairment existed as of December 31, 2015 or 2014 and no impairments were recorded during the years then ended.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated is exposed to fluctuations in the securities market and general economy. As an investment manager, Federated's business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated invests in sponsored investment companies (or Federated Funds) for the primary purpose of generating returns from capital appreciation, investment income, or both, or in the case of newly launched sponsored investment companies or new Separate Account strategies, to provide the product or strategy with investable cash to establish a performance history. These investments expose Federated to various market risks. A single investment can expose Federated to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2015 and 2014, Federated was exposed to interest-rate risk as a result of holding investments in fixed-income sponsored funds ($111.5 million and $115.5 million, respectively) and investments in debt securities held by certain consolidated investment companies and strategies ($13.4 million and $12.9 million, respectively). At December 31, 2015 and 2014, management considered a hypothetical 150-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations. These investments also exposed Federated to credit risk at December 31, 2015 and 2014. At December 31, 2015 and 2014, management considered a hypothetical 200-basis-point fluctuation and a 100-basis-point fluctuation, respectively, in credit spreads, a 100-basis point increase over the spread used in the prior year based on an expectation that such an increase may be reasonably possible. Management determined that the impact of such fluctuations on these investments held at December 31, 2015 and 2014 could impact Federated's financial condition and results of operations by approximately $8 million and $4 million, respectively.
Federated was also exposed to interest-rate risk in connection with the Term Loan. At December 31, 2015 and 2014, the exposed portion of the Term Loan was $216.8 million and $114.8 million, respectively. See Note (9) to the Consolidated Financial Statements for additional information on the Swap that expired on April 1, 2015. The exposed portion of the Term Loan bears interest based on LIBOR plus a 112.5 basis point spread, in accordance with the Credit Agreement. Management considered a hypothetical 150-basis-point fluctuation in LIBOR interest rates. Management determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations. The Term Loan also exposed Federated to credit risk at December 31, 2015 and 2014. If Federated's credit rating were to be downgraded, Federated would be subject to an increase in both the annual facility fee and the interest rate spread, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated's financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated was exposed to price risk as a result of its $40.5 million and $49.1 million investment in sponsored equity products and strategies at December 31, 2015 and 2014, respectively. Federated's investment in these products and strategies represents its maximum exposure to loss. At both December 31, 2015 and 2014, management considered a hypothetical 20% fluctuation in fair value and determined that the impact of such a fluctuation on these investments could impact Federated's financial condition and results of operations by approximately $8 million and $10 million, respectively.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2015 and 2014, Federated was exposed to foreign exchange risk as a result of its investments in sponsored investment companies holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts held by certain foreign operating subsidiaries of Federated ($4.4 million and $8.4 million, respectively). Of these investments and cash accounts held at both December 31, 2015 and 2014, management considered a hypothetical 20% fluctuation in all applicable currency exchange rates and determined that the impact of such a fluctuation on these investments and cash accounts would not have a material effect on Federated's financial condition or results of operations. Federated also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation. Federated does not hedge these exposures.
In addition to market risks attributable to Federated's investments, substantially all of Federated's revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated's revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2015 or 2014 remained unchanged, a 20% decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses including distribution and compensation and related expenses may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income of a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated's revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Federated Investors, Inc.'s (Federated) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect Federated's operations and financial position. The consolidated financial statements include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances.
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
Management assessed the effectiveness of Federated's internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2015, Federated's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued an attestation report on Federated's internal control over financial reporting.

Federated Investors, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 19, 2016

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
Federated Investors, Inc.
We have audited the accompanying consolidated balance sheets of Federated Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated Investors, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federated Investors, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 19, 2016

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Federated Investors, Inc.
We have audited Federated Investors, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Federated Investors, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Federated Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of Federated Investors, Inc. and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 19, 2016

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$172,628	$115,267
Investments—affiliates	141,748	143,190
Investments—consolidated investment companies	25,368	31,853
Investments—other	7,071	7,028
Receivables, net of reserve of $59 and $34, respectively	33,524	27,965
Prepaid expenses	10,722	12,931
Other current assets	4,767	3,821
Total current assets	395,828	342,055
Long-Term Assets
Goodwill	659,315	658,837
Renewable investment advisory contracts	70,582	68,970
Other intangible assets, net	4,595	6,040
Property and equipment, net	35,743	38,638
Other long-term assets	21,140	25,979
Total long-term assets	791,375	798,464
Total assets	$1,187,203	$1,140,519
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	43,551	34,930
Accrued compensation and benefits	75,691	75,661
Other current liabilities	14,466	13,230
Total current liabilities	159,208	149,321
Long-Term Liabilities
Long-term debt	191,250	216,750
Long-term deferred tax liability, net	158,895	140,849
Other long-term liabilities	20,144	20,250
Total long-term liabilities	370,289	377,849
Total liabilities	529,497	527,170
Commitments and contingencies (Note (17))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	8,734	3,697
PERMANENT EQUITY
Federated Investors, Inc. shareholders' equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	298,390	270,831
Retained earnings	545,785	505,394
Treasury stock, at cost, 5,411,429 and 4,586,809 shares Class B common stock, respectively	(191,939)	(165,258)
Accumulated other comprehensive loss, net of tax	(4,609)	(1,662)
Total Federated Investors, Inc. shareholders' equity	647,816	609,494
Nonredeemable noncontrolling interest in subsidiary	1,156	158
Total permanent equity	648,972	609,652
Total liabilities, temporary equity and permanent equity	$1,187,203	$1,140,519
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2015	2014	2013
Revenue
Investment advisory fees, net—affiliates	$526,564	$461,919	$486,798
Investment advisory fees, net—other	99,761	95,399	84,154
Administrative service fees, net—affiliates	211,458	213,136	222,487
Other service fees, net—affiliates	81,039	73,137	66,998
Other service fees, net—other	3,871	10,902	12,610
Other, net	3,916	4,757	5,318
Total revenue	926,609	859,250	878,365
Operating Expenses
Compensation and related	286,932	285,337	269,138
Distribution	232,445	210,641	222,054
Professional service fees	29,090	30,216	37,082
Systems and communications	27,629	25,794	25,801
Office and occupancy	26,706	29,968	26,301
Advertising and promotional	13,930	13,330	15,094
Travel and related	13,409	13,219	13,671
Other	17,022	12,796	17,481
Total operating expenses	647,163	621,301	626,622
Operating income	279,446	237,949	251,743
Nonoperating Income (Expenses)
Investment income, net	5,056	6,071	6,590
(Loss) gain on securities, net	(5,264)	4,972	16,986
Debt expense	(4,299)	(9,611)	(12,464)
Other, net	(33)	(29)	(3,840)
Total nonoperating (expenses) income, net	(4,540)	1,403	7,272
Income before income taxes	274,906	239,352	259,015
Income tax provision	102,920	89,530	92,660
Net income including the noncontrolling interests in subsidiaries	171,986	149,822	166,355
Less: Net income attributable to the noncontrolling interests in subsidiaries	2,179	586	4,178
Net income	$169,807	$149,236	$162,177
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$1.62	$1.42	$1.55
Cash dividends per share	$1.00	$1.00	$0.98
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2015	2014	2013
Net income including the noncontrolling interests in subsidiaries	$171,986	$149,822	$166,355

Other comprehensive (loss) income, net of tax
Permanent equity
Unrealized gain (loss) on interest rate swap	42	(67)	(254)
Reclassification adjustment related to interest rate swap	227	2,983	4,140
Unrealized (loss) gain on securities available for sale	(4,049)	(88)	4,179
Reclassification adjustment related to securities available for sale	1,380	(2,624)	(6,237)
Foreign currency items	(547)	(658)	(99)
Temporary equity
Foreign currency translation gain	0	0	5,771
Other comprehensive (loss) income, net of tax	(2,947)	(454)	7,500
Comprehensive income including noncontrolling interest in subsidiaries	169,039	149,368	173,855
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest in subsidiaries	(1,263)	609	6,829
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interest in subsidiary	3,442	(23)	3,120
Comprehensive income attributable to Federated Investors, Inc.	$166,860	$148,782	$163,906
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2013	9,000	104,441,176	25,064,280
Net income	0	0	0
Other comprehensive income, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	994,150	(994,150)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(645,343)	645,343
Other	0	0	0
Balance at December 31, 2013	9,000	104,789,983	24,715,473
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	1,069,081	(1,069,081)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(940,417)	940,417
Retirement of treasury stock	0	0	(20,000,000)
Balance at December 31, 2014	9,000	104,918,647	4,586,809
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	871,837	(871,837)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(1,696,457)	1,696,457
Balance at December 31, 2015	9,000	104,094,027	5,411,429
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Investors, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$273,886	$984,505	$(760,022)	$(2,937)	$495,432	$1,244	$496,676	$7,268
0	162,177	0	0	162,177	3,120	165,297	1,058
0	0	0	1,729	1,729	0	1,729	5,771
0	0	0	0	0	0	0	21,671
0	0	0	0	0	0	0	64,292
22,072	(21,424)	22,969	0	23,617	0	23,617	0
0	(102,455)	0	0	(102,455)	0	(102,455)	0
0	0	0	0	0	(4,139)	(4,139)	(84,543)
0	0	(14,186)	0	(14,186)	0	(14,186)	0
0	(195)	0	0	(195)	0	(195)	0
295,958	1,022,608	(751,239)	(1,208)	566,119	225	566,344	15,517
0	149,236	0	0	149,236	(23)	149,213	609
0	0	0	(454)	(454)	0	(454)	0
0	0	0	0	0	0	0	12,129
0	0	0	0	0	0	0	(12,200)
24,262	(23,548)	25,594	0	26,308	0	26,308	0
0	(104,834)	0	0	(104,834)	0	(104,834)	0
0	0	0	0	0	(44)	(44)	(12,358)
0	0	(26,881)	0	(26,881)	0	(26,881)	0
(49,200)	(538,068)	587,268	0	0	0	0	0
271,020	505,394	(165,258)	(1,662)	609,494	158	609,652	3,697
0	169,807	0	0	169,807	3,442	173,249	(1,263)
0	0	0	(2,947)	(2,947)	0	(2,947)	0
0	0	0	0	0	0	0	16,409
0	0	0	0	0	0	0	(6,867)
27,559	(24,810)	26,362	0	29,111	0	29,111	0
0	(104,606)	0	0	(104,606)	0	(104,606)	0
0	0	0	0	0	(2,444)	(2,444)	(3,242)
0	0	(53,043)	0	(53,043)	0	(53,043)	0
$298,579	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2015	2014	2013
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$171,986	$149,822	$166,355
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	15,054	12,699	9,153
Depreciation and other amortization	9,535	10,704	10,435
Share-based compensation expense	22,685	21,711	20,560
Loss (gain) on disposal of assets	3,413	(6,514)	(14,950)
Provision for deferred income taxes	19,263	21,614	19,213
Fair-value adjustments for contingent liabilities	415	(1,589)	(941)
Impairment of assets	1,342	0	3,731
Net (purchases) sales of trading securities	(11,388)	(2,580)	66,246
Consolidation/deconsolidation of investment companies	213	(6,777)	3,718
Deferred sales commissions paid	(13,898)	(17,316)	(12,650)
Contingent deferred sales charges received	2,350	1,792	1,838
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(5,505)	1,821	(4,906)
Decrease (increase) in prepaid expenses and other assets	4,471	136	(1,675)
Increase (decrease) in accounts payable and accrued expenses	5,451	709	(9,698)
Increase in other liabilities	7,797	6,250	4,543
Net cash provided by operating activities	233,184	192,482	260,972
Investing Activities
Purchases of securities available for sale	(5,461)	(84,988)	(91,866)
Cash paid for business acquisitions	0	(9,697)	(8,524)
Proceeds from redemptions of securities available for sale	5,756	87,117	108,595
Cash paid for property and equipment	(6,026)	(8,850)	(10,316)
Net cash used by investing activities	(5,731)	(16,418)	(2,111)
Financing Activities
Dividends paid	(104,628)	(104,840)	(102,515)
Purchases of treasury stock	(53,868)	(27,239)	(12,995)
Distributions to noncontrolling interests in subsidiaries	(5,686)	(12,402)	(88,682)
Contributions from noncontrolling interests in subsidiaries	16,409	12,129	21,671
Cash paid for business acquisitions	(2,015)	(2,991)	0
Proceeds from shareholders for share-based compensation	1,552	2,046	1,545
Excess tax benefits from share-based compensation	3,644	2,666	1,973
Payments on debt	(25,500)	(34,000)	(42,500)
Other financing activities	0	(609)	(500)
Net cash used by financing activities	(170,092)	(165,240)	(222,003)
Net increase in cash and cash equivalents	57,361	10,824	36,858
Cash and cash equivalents, beginning of year	115,267	104,443	67,585
Cash and cash equivalents, end of year	$172,628	$115,267	$104,443
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$77,247	$66,733	$72,196
Interest	$3,985	$8,758	$11,288
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2015, 2014 and 2013)

(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated provides investment advisory, administrative, distribution and other services primarily to the Federated Funds and Separate Accounts in both domestic and international markets. For presentation purposes in the Consolidated Financial Statements, the Federated-sponsored mutual funds are considered to be affiliates of Federated.
The majority of Federated's revenue is derived from investment advisory services provided to the Federated Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These subsidiaries are registered as investment advisers under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
Federated's U.S.-domiciled mutual funds are distributed by a wholly owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Federated's non-U.S.-domiciled products are distributed by wholly owned subsidiaries and a third-party distribution firm which are registered under applicable jurisdictional law. Federated's investment products are distributed within the wealth management and trust, broker/dealer, institutional and international markets.
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
(d) Principles of Consolidation
The Consolidated Financial Statements include the accounts of Federated and entities or sponsored products in which Federated holds a controlling financial interest. A controlling financial interest is determined by the extent of Federated's (1) decision-making ability through voting interests, (2) decision-making ability and rights/obligations to benefits/losses through variable interest or (3) participation in the economic risks and rewards of the entity through variable interests. To the extent Federated's controlling financial interest in a consolidated subsidiary represents less than 100% of the subsidiary's equity, Federated recognizes noncontrolling interests in subsidiaries. In the case of consolidated sponsored products (see Note (4)), the noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder. As such, these noncontrolling interests are deemed to represent temporary equity and are classified as redeemable noncontrolling interests in subsidiaries in the mezzanine section of the Consolidated Balance Sheets. All other noncontrolling interests in subsidiaries are classified as permanent equity. All significant intercompany accounts and transactions have been eliminated.
Federated applies the provisions of the Financial Accounting Standards Board's (FASB) consolidation model for variable interest entities (VIEs). As a result, Federated applies two different approaches to consider VIEs for possible consolidation. For non-investment fund entities, Federated considers a qualitative model for identifying whether its interest in a VIE is a controlling financial interest. The qualitative model considers whether Federated has: (1) the ability to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or to provide rights to receive benefits from the VIE that could potentially be significant to the VIE. Federated reevaluates the need for consolidation under this qualitative approach on an ongoing basis.
For Federated's interests in certain investment funds that meet the definition of VIEs, Federated evaluates the extent of its participation in the economic risks and rewards of the entity based on a quantitative model to determine whether consolidation is necessary. In cases where the results of the quantitative model indicate that Federated's interest in such an entity absorbs the majority of the variability in the entity's net assets, Federated is deemed to be the primary beneficiary and thus consolidates the entity.

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
(f) Cash and Cash Equivalents
Cash and cash equivalents consist of deposits with banks and all highly liquid investments with original maturities of 90 days or less at the date of acquisition, which includes money market accounts.
(g) Investments
Federated's investments are categorized as Investments—affiliates, Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets. Investments—affiliates represent Federated's available-for-sale investments in Federated-sponsored fluctuating-value mutual funds. These investments are carried at fair value with unrealized gains or losses on these securities included in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in (Loss) gain on securities, net on the Consolidated Statements of Income. Investments—consolidated investment companies represent trading securities held by Federated as a result of consolidating certain Federated-sponsored investment companies. Investments—other represent other trading investments held in Separate Accounts for which Federated is the beneficiary. Trading securities are carried at fair value with changes in fair value recognized in (Loss) gain on securities, net on the Consolidated Statements of Income. See Note (6) for additional information regarding investments held as of December 31, 2015 and 2014.
The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (5) for additional information regarding the fair value of investments held as of December 31, 2015 and 2014. On a periodic basis, management evaluates the carrying value of investments for impairment. With respect to its investments in fluctuating-value mutual funds, management considers various criteria, including the duration and extent of a decline in fair value, the ability and intent of management to retain the investment for a period of time sufficient to allow the value to recover and the financial condition and near-term prospects of the fund and the underlying investments of the fund, to determine whether a decline in fair value is other than temporary. If, after considering these criteria, management believes that a decline is other than temporary, the carrying value of the security is written down to fair value through the Consolidated Statements of Income. See Note (6) for information regarding an impairment recognized during the year ended December 31, 2015. There were no impairments to investments recognized during the years ended December 31, 2014 and 2013.
(h) Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in (Loss) gain on securities, net on the Consolidated Statements of Income.
From time to time, Federated may also enter into and designate as accounting hedges derivative financial instruments to hedge interest-rate exposures with respect to variable-rate loan facilities (cash flow hedges) or to hedge foreign-currency exchange risk with respect to non-U.S. dollar trading investments in consolidated investment companies (net investment hedges). To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the hedged item. For cash flow hedges and net investment hedges, the effective portions of the change in the fair value of the derivative are reported as a component of Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets and subsequently reclassified to earnings in the period or periods during which the hedged item affects earnings. The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in earnings. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. If hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the Consolidated Balance Sheets at its fair value with changes in fair value included in current earnings, and any existing gains and losses included in Accumulated other comprehensive loss, net of tax would be recognized immediately into earnings. If hedge accounting is discontinued because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive loss, net of tax up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive loss, net of tax until the forecasted transaction or the hedged item affects earnings. See Note (9) for additional information on the fair value of the cash flow hedge which expired on April 1, 2015. Federated did not hold any net investment hedges at December 31, 2015 or 2014.

(i) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 12 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Office and occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. During 2015 and 2014, $10.4 million and $7.4 million, respectively, of fully depreciated assets were taken out of service. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.
Management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value which is determined based on prices of similar assets if available or discounted cash flows. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income. There were no impairment adjustments recognized during the years ended December 31, 2015, 2014 and 2013.
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
Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the fact that Federated's operations are managed as a single business: investment management.

Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two-step process to test for and measure impairment is performed which begins with an estimation of the fair value of its reporting unit by considering Federated's market capitalization. If Federated's market capitalization falls to a level below its recorded book value of equity, Federated's goodwill would be considered for possible impairment. There were no impairments to goodwill recognized during the years ended December 31, 2015, 2014 or 2013.
Federated has determined that certain acquired assets, specifically, certain renewable investment advisory contracts, have indefinite useful lives. In reaching this conclusion, management considered the legal, regulatory and contractual provisions of the investment advisory contract that enable the renewal of the contract, the level of cost and effort required in renewing the investment advisory contract, and the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence. The contracts generally renew annually and the value of these acquired assets assumes renewal. These indefinite-lived intangible assets are reviewed for impairment annually using a qualitative approach which requires that positive and negative evidence collected as a result of considering various factors be weighed in order to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In addition, on a quarterly basis management reconsiders whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management include a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts and reductions in underlying operating cash flows. Federated estimates the fair value of the indefinite-lived intangible asset and compares it to the book value of the asset to determine whether an impairment charge is necessary. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value. There were no impairments to indefinite-lived intangible assets recognized during the years ended December 31, 2015, 2014 or 2013.
Federated generally amortizes finite-lived identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from 8 to 11 years. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible assets, Federated compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets. There were no impairments to finite-lived intangible assets recognized during the years ended December 31, 2015, 2014 or 2013.
(l) Deferred Sales Commissions
Federated pays upfront commissions to broker/dealers to promote the sale of certain fund shares. Under various fund-related contracts, Federated is entitled to distribution and servicing fees from the fund over the life of such shares. Both of these fees are calculated as a percentage of average managed assets associated with the related classes of shares. For certain share classes, Federated is also entitled to receive a contingent deferred sales charge (CDSC), which is collected from certain redeeming shareholders.
For share classes that pay both a distribution fee and CDSC, Federated generally capitalizes a portion of the upfront commissions as deferred sales commissions, dependent upon expected recoverability rates. The deferred sales commission asset (included in Other long-term assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of up to eight years. Deferred sales commission amortization expense was $15.1 million, $12.7 million and $9.2 million for 2015, 2014 and 2013, respectively, and was included in Distribution expense on the Consolidated Statements of Income.
Distribution and shareholder service fees are recognized in Other service fees, net—affiliates on the Consolidated Statements of Income over the life of the mutual fund share class. CDSCs collected on these share classes are used to reduce the deferred sales commission asset. Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted cash flows. There were no impairments to the deferred sales commission asset during the years ended December 31, 2015, 2014 or 2013.
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
(n) Treasury Stock
Federated accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Investors shareholders' equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific-identification basis. Additional paid-in capital from treasury stock transactions is increased as Federated reissues treasury stock for more than the cost of the shares. If Federated issues treasury stock for less than its cost, Additional paid-in capital from treasury stock transactions is reduced to no less than zero and any further required reductions are recorded to Retained earnings on the Consolidated Balance Sheets.
(o) Revenue Recognition
Revenue from providing investment advisory, administrative and other services (including distribution and shareholder servicing) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are generally calculated as a percentage of total net assets of the investment portfolios that are managed by Federated. The fair value of the investment portfolios is primarily determined using quoted market prices or independent third-party pricing services and broker/dealer price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. For the periods presented, a de minimus amount of AUM were priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. Federated may waive certain fees for competitive reasons, such as to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Federated waived fees of $662.7 million, $764.3 million and $802.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, nearly all of which was for competitive reasons. The decrease for the year ended December 31, 2015 as compared to 2014 was primarily due to a $77.0 million decrease in Voluntary Yield-related Fee Waivers and a $25.2 million decrease in competitive waivers. Fee waivers may increase as a result of continued Voluntary Yield-related Fee Waivers and for other competitive reasons. Voluntary Yield-related Fee Waivers are partially offset by a related reduction to distribution expense and net income attributable to noncontrolling interests (see Note (3) for additional information on the net impact of these waivers).
Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers various factors to determine whether Federated's revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers. Management's analysis is based on whether Federated is acting as the principal service provider or as an agent. The primary factors considered include: (1) whether the customer holds Federated or the service provider responsible for the fulfillment and acceptability of the services to be provided; (2) whether Federated has any practical latitude in negotiating the price to pay a third-party provider; (3) whether Federated or the customer selects the ultimate service provider; and (4) whether Federated has credit risk in the arrangement. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. As a result of considering these factors, investment advisory fees, distribution fees and certain other service fees are recorded gross of payments made to third parties.

(p) Share-Based Compensation
Federated issues shares for share-based awards from treasury stock. Federated recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated's Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated's awards are generally subject to graded vesting schedules. Compensation and related expense is adjusted for estimated forfeitures and is recognized on a straight-line or modified straight-line basis over the requisite service period of the award. For awards with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and related expense also includes dividends paid on forfeited awards. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary.
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
(r) Advertising Costs
Federated generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other current assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed. Federated expensed advertising costs of $2.6 million, $2.2 million and $2.9 million in 2015, 2014 and 2013, respectively, which were included in Advertising and promotional expense on the Consolidated Statements of Income.
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
(t) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, Federated's unvested restricted stock awards with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. Dividends paid on unvested restricted shares and their proportionate share of undistributed earnings, if any, are excluded from the computation of earnings per share attributable to Federated Investors, Inc.
(u) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax is reported in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on securities available for sale, foreign currency translation adjustments and the unrealized gain or loss on the effective portion of derivative instruments designated and qualifying as a cash flow or net investment hedge.
(v) Loss Contingencies
Federated accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings, if any, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a lawsuit and management's estimate. These differences could have a material impact on Federated's results of operations, financial position and/or cash flows. Recoveries of losses are recognized on the Consolidated Statements of Income when receipt is deemed probable, or when final approval is received by the insurance carrier.
(w) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it may earn revenue and incur expenses for which discrete financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.
Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated operates in one operating segment, the investment management business, nearly all of which is conducted within the U.S. Federated's Chief Executive Officer (CEO) is Federated's chief operating decision maker. Federated's CEO utilizes a consolidated approach to assess performance and allocate resources.

(2) Recent Accounting Pronouncements
(a) Revenue Recognition
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update, and issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, on August 12, 2015. As a result of the deferral, the update is effective for Federated on January 1, 2018, with early adoption permitted on January 1, 2017. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

(b) Consolidation
On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations' evaluation of whether they should consolidate certain legal entities. This includes a scope exception for reporting entities with interest in legal entities that are required to comply with or operate in accordance with the requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The update is effective for Federated on January 1, 2016. Management has elected the modified retrospective adoption method and anticipates less fee arrangements being considered variable interests and more funds will qualify as voting rights entities. Management does not expect this update to have a material impact on Federated's Consolidated Financial Statements.

(c) Accounting for Fees Paid in a Cloud Computing Arrangement
On April 15, 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update is effective for Federated on January 1, 2016. Management has elected the prospective adoption method and does not expect the update to have a material impact on Federated's Consolidated Financial Statements.

(d) Disclosure of Investments in Certain Entities that Calculate Net Asset Value per Share
On May 1, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent). This update modifies certain disclosure requirements and requires that all investments for which fair value is measured using the NAV practical expedient be excluded from the fair value hierarchy. The update is effective for Federated on January 1, 2016 and requires the retrospective adoption approach. Management does not expect this update to have a material impact on Federated's Consolidated Financial Statements.

(e) Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The update is effective for Federated on January 1, 2017, with early adoption permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management is currently evaluating the available transition methods and does not expect this update to have a material impact on Federated's Consolidated Financial Statements.

(f) Financial Instruments
On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The update is effective for Federated on January 1, 2018, and, except for certain provisions, early adoption is not permitted. An entity should apply the amendments, with certain exceptions, by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

(3) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table summarizes the percentage of total revenue earned from Federated's asset classes over the last three years:

	2015	2014	2013
Equity assets	46%	45%	37%
Money market assets	33%	32%	39%
Fixed-income assets	21%	22%	23%
The change in the relative proportion of Federated's revenue attributable to equity assets from 2014 to 2015 was primarily the result of higher average equity assets due to net sales. The change in the relative proportion of Federated's revenue attributable to equity assets from 2013 to 2014 was primarily the result of higher average equity assets due to net sales and, to a lesser extent, market appreciation.The change in the relative proportion of Federated's revenue attributable to money market assets from 2014 to 2015 was primarily the result of a decrease in Voluntary Yield-related Fee Waivers partially offset by lower average money market assets. The change in the relative proportion of Federated's revenue attributable to money market assets from 2013 to 2014 was primarily the result of lower average money market assets and increases in Voluntary Yield-related Fee Waivers, as well as the increase in average equity assets. A significant change in Federated's investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products, or passive investment products, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products (such as the Federated Funds) and strategies are subject to federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud, and regulations, or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. In 2014, among other developments, the SEC promulgated new money market reform in the form of the 2014 Money Fund Rules and the SEC staff published the Money Fund Rules Guidance in 2015. Federated continues to analyze the potential impact of these reforms. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, have not been finalized in 2015, and are expected to continue to be considered in 2016. Federated continued to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules, and certain related regulations and developments, on Federated's business, results of operations, financial condition and/or cash flows. Federated also continued to implement in 2015, and expects to continue to implement in 2016, product development and restructuring initiatives in response to the 2014 Money Fund Rules. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in the year. The federal funds target rate, which drives short-term interest rates, had been near zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors drives the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds (or between such funds and other money market funds or other products) as well as the mix among certain share classes that vary in pricing structure will impact the level of fee waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. Conversely, the opposite would also be true.
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2015	2014	2013
Revenue	$(333.6)	$(410.6)	$(389.0)
Less: Reduction in Distribution expense	240.6	280.9	277.1
Operating income	(93.0)	(129.7)	(111.9)
Less: Reduction in Noncontrolling interest	7.1	10.7	6.8
Pre-tax impact	$(85.9)	$(119.0)	$(105.1)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2015 as compared to 2014 primarily as a result of higher yields on instruments held by the money market funds and, to a lesser extent, by a decrease in average money market assets. During 2014, the negative pre-tax impact of Voluntary Yield-related Fee Waivers increased compared to 2013 primarily as a result of lower yields on instruments held by the money market funds, partially offset by a decrease in average money market assets. (See Note (19) for information regarding the quarterly pre-tax impact of these fee waivers.)
On December 16, 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25% - 0.50% slightly raising short-term interest rates late in the year. While the FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, Federated is unable to predict when, or to what extent, the FOMC will further increase their target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers.
A listing of Federated's risk factors is included in Item 1A - Risk Factors.

(b) Revenue Concentration by Investment Fund
A significant portion of Federated's total revenue for 2015 was derived from services provided to a sponsored fund, the Federated Kaufmann Fund (11%). A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated's future revenues and net income.

(4) Consolidation
Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or VIEs. In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether or not to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to 2015 and 2014.
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
(b) Consolidated Variable Interest Entities
From time to time, Federated invests in investment companies that meet the definition of a VIE for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Most of Federated's sponsored investment companies meet the definition of a VIE primarily due to their typical series fund structure in which the shareholders of each participating portfolio underlying the series fund generally lack the ability as an individual group to make decisions through voting rights regarding the board of directors/trustees of the fund. Federated's investment in investment companies represents its maximum exposure to loss. Federated's conclusion to consolidate an investment company may vary from period to period, most commonly as a result of changes in its percentage interest in the entity resulting from changes in the number of shares held by either Federated or third parties. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.
As of December 31, 2015 and 2014, Federated was deemed to be the primary beneficiary of and therefore consolidated several investment companies as a result of its majority ownership interest in the investment companies. The following table presents the balances related to the consolidated investment companies that were included on the Consolidated Balance Sheets as well as Federated's net interest in the investment companies at December 31:

in millions	2015	2014
Cash and cash equivalents	$3.1	$1.9
Investments—consolidated investment companies	25.4	31.9
Receivables	0.2	0.3
Less: Liabilities	3.0	2.7
Less: Redeemable noncontrolling interest in subsidiaries	8.7	3.7
Federated's net interest in consolidated investment companies	$17.0	$27.7
Federated's net interest in the consolidated investment companies of $17.0 million and $27.7 million at December 31, 2015 and 2014, respectively, represents the value of Federated's economic ownership interest in these sponsored investment companies. The assets of the consolidated investment companies are restricted for use by the respective investment company. The liabilities of the consolidated investment companies primarily represent investments sold short for one fund, and otherwise represent operating liabilities of the entities. The liabilities are primarily classified as Other current liabilities on Federated's Consolidated Balance Sheets.
During the third quarter of 2015, Federated deconsolidated an investment company. The decision to deconsolidate was based on a determination that Federated was no longer the primary beneficiary of the investment company as a result of new subscriptions in fund shares by unrelated third parties. Accordingly, Federated deconsolidated $13.8 million from Investments—consolidated investment companies, $0.2 million from Cash and cash equivalents and $7.1 million from Redeemable noncontrolling interest in subsidiaries on the Consolidated Balance Sheets as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income as a result of this deconsolidation. There were no other material deconsolidations or any material new consolidations during 2015.
Neither creditors nor equity investors in the investment companies have any recourse to Federated's general credit. In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) for information regarding fee waivers). Federated has not provided financial support to any of these entities outside the ordinary course of business.
(c) Non-Consolidated Variable Interest Entities
Federated's involvement with certain investment companies that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated's variable interest is not deemed to absorb the majority of the entity's expected losses or receive the majority of the entity's expected residual returns. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.
At December 31, 2015 and 2014, Federated's investment and maximum risk of loss related to unconsolidated VIEs were entirely related to investment companies and totaled $301.5 million and $252.1 million, respectively. Of these amounts, $159.7 million and $107.3 million, respectively, represented investments in money market funds included in Cash and cash equivalents. The remaining $141.8 million and $144.8 million are primarily recorded in Investments—affiliates on the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. AUM for these unconsolidated investment companies totaled $268.0 billion and $273.5 billion at December 31, 2015 and 2014, respectively. Receivables from sponsored investment companies for advisory and other services totaled $16.9 million and $12.4 million at December 31, 2015 and 2014, respectively.
In the ordinary course of business, from time to time, Federated may choose to waive certain fees or assume operating expenses of these sponsored investment companies for competitive, regulatory or contractual reasons (see Note (1)(o) for information regarding fee waivers). Like other sponsors of investment companies, Federated in the ordinary course of business made, and in the future from time to time may make, capital contributions to certain investment companies in connection with the reorganization of such investment companies into certain affiliated investment companies. In these instances, such capital contributions typically are intended to increase the market-based net asset value per share of the investment company's portfolio that is being reorganized to equal the market-based net asset value per share of the acquiring fund. Under new money fund regulations, and SEC staff guidance issued in 2015, Federated is now required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized. Federated has not provided financial support to any of these entities outside the ordinary course of business.

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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis at December 31:

	2015				2014
	Fair Value Measurements Using				Fair Value Measurements Using
in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$172,628	$0	$0	$172,628	$115,267	$0	$0	$115,267
Available-for-sale equity securities	117,422	24,326	0	141,748	119,435	23,755	0	143,190
Trading securities – equity	15,900	7,498	0	23,398	17,553	13,840	0	31,393
Trading securities – debt	0	9,041	0	9,041	0	7,488	0	7,488
Other[1]	4	17	910	931	31	14	0	45
Total financial assets	$305,954	$40,882	$910	$347,746	$252,286	$45,097	$0	$297,383
Financial Liabilities
Acquisition-related future consideration liabilities	0	0	2,161	2,161	0	0	1,909	1,909
Other[2]	2,681	59	469	3,209	1,979	425	0	2,404
Total financial liabilities	$2,681	$59	$2,630	$5,370	$1,979	$425	$1,909	$4,313

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated sponsored investment companies.

2
Amounts include investments sold short, foreign currency forward contracts and/or futures contracts held within certain consolidated sponsored investment companies, as well as certain liabilities attributable to structured trade finance loans held by Federated and Federated's interest rate Swap that expired on April 1, 2015.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2015 or 2014.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $162.2 million and $107.6 million at December 31, 2015 and 2014, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

Available-for-sale equity securities
Available-for-sale equity securities include investments in sponsored fluctuating-value mutual funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in mutual funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For certain investments in funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and is classified as Level 2. There is no modeling or additional information needed to arrive at the fair values of any of these investments.
Trading securities—equity
Trading securities - equity primarily represent the equity securities held by consolidated sponsored investment companies (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts for which Federated is the beneficiary (included in Investments—other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on unadjusted quoted market prices. In 2015, equity securities classified as Level 2 primarily relate to certain investments in funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions. These securities are valued using NAV as a practical expedient. There is no modeling or additional information needed to arrive at the fair values of any of these investments. In

2014, equity securities classified as Level 2 primarily related to the fair value of certain equity securities traded principally in foreign markets and held by consolidated investment companies. The fair value of these securities was determined by a third-party pricing service to account for changes to the fair value between the time the foreign market closes and the pricing time of the consolidated investment company. There were no material transfers between Level 1 and Level 2 during 2015 or 2014.

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
Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (17) for additional information regarding the nature and timing of these payments. In connection with these arrangements entered into after January 1, 2009, Federated records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2015, acquisition-related future consideration liabilities were recorded in Other current liabilities ($0.7 million) and Other long-term liabilities ($1.5 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).

The following table presents a reconciliation of the beginning and ending balances for Federated's liability for future consideration payments related to these acquisitions for each year presented:

in thousands	2015	2014	2013
Beginning balance	$1,909	$6,489	$11,759
New acquisition adjustment[1]	2,090	0	330
Changes in fair value[2]	415	(1,589)	(941)
Contingent consideration payments	(2,253)	(2,991)	(4,659)
Ending balance	$2,161	$1,909	$6,489

1
Amounts include the preliminary fair value estimate of the contingent payment liability recorded in connection with new acquisitions or the revision thereof upon finalization of the valuation process related to initial purchase accounting.

2	Amounts were included as Operating Expenses – Other on the Consolidated Statements of Income.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2015.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated's debt is estimated by management based upon expected future cash flows utilizing a discounted cash flow methodology under the income approach. The fair value of the liability is estimated using observable market data (Level 2) in estimating inputs including the discount rate. Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(6) Investments
Investments on the Consolidated Balance Sheets as of December 31, 2015 and 2014 included available-for-sale and trading securities. At December 31, 2015 and 2014, Federated held investments totaling $141.7 million and $143.2 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities (see Note (1)(g)) were as follows:

	2015				2014
		Gross Unrealized		Estimated Fair Value		Gross Unrealized		Estimated Fair Value
in thousands	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity mutual funds	$32,357	$342	$(2,416)	$30,283	$26,887	$1,216	$(737)	$27,366
Fixed-income mutual funds	115,396	109	(4,040)	111,465	118,081	110	(2,367)	115,824
Total fluctuating-value mutual funds	$147,753	$451	$(6,456)	$141,748	$144,968	$1,326	$(3,104)	$143,190

As of December 31, 2015, unrealized losses of $6.5 million related to investments with a fair value of $124.0 million. Of these, investments with a fair value of $92.6 million with unrealized losses of $5.5 million have been in a continuous unrealized loss position for 12 months or longer. The remaining investments with a fair value of $31.4 million with unrealized losses of $1.0 million have been in a continuous unrealized loss position for less than 12 months. As of December 31, 2014, unrealized losses of $3.1 million related to investments with a fair value of $124.8 million. Of these, investments with a fair value of $4.5 million with unrealized losses of $0.9 million have been in a continuous unrealized loss position for 12 months or longer. The remaining investments with a fair value of $120.3 million with unrealized losses of $2.2 million have been in a continuous unrealized loss position for less than 12 months.
During the third quarter 2015, the unrealized loss on one investment was deemed to be other-than-temporary. As a result, Federated recognized a $1.3 million impairment recorded in (Loss) gain on securities, net to write down the carrying value of the investment. Federated regularly reviews its investments for other-than-temporary impairment using both qualitative and quantitative criteria. This review considers management's ability and intent to hold the security, as well as the near-term prospects of the investment and the duration and severity of the unrealized loss. Management believes the unrealized loss associated with Federated's remaining available-for-sale securities as of December 31, 2015 will be recovered within the foreseeable future and intends to hold these investments. Management does not believe these investments are other-than-temporarily impaired.
Federated's trading securities totaled $32.4 million and $38.9 million at December 31, 2015 and 2014, respectively. Federated consolidates certain investment companies into its Consolidated Financial Statements as a result of Federated's controlling financial interest in the companies (see Note (4)). All investments held by these investment companies, which primarily represented sponsored investment companies, were included in Investments—consolidated investment companies on Federated's Consolidated Balance Sheets as of December 31, 2015 and 2014. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts for which Federated is the beneficiary.
Federated's trading securities as of December 31, 2015 and 2014, were primarily composed of investments in sponsored mutual funds ($11.0 million and $8.1 million, respectively), stocks of large U.S. and international companies ($10.5 million and $21.3 million, respectively) and domestic and foreign debt securities ($9.0 million and $7.5 million, respectively).

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with investments and economic derivatives held by certain consolidated investment companies for the years ended December 31:

in thousands	2015	2014	2013
Unrealized (loss) gain
Trading securities	$(1,359)	$(2,578)	$2,036
Derivatives[1]	119	(147)	(49)
Realized gains[2]
Available-for-sale securities	1,503	5,359	15,390
Trading securities	910	4,514	1,306
Derivatives[1]	301	214	1,083
Realized losses[2]
Available-for-sale securities[3]	(2,348)	(91)	(1,561)
Trading securities	(2,760)	(1,848)	(870)
Derivatives[1]	(1,630)	(451)	(349)
(Loss) gain on securities, net[4]	$(5,264)	$4,972	$16,986

1	Amounts related to the settlement of economic derivatives held by certain consolidated sponsored products.

2	Realized gains and losses are computed on a specific-identification basis.

3	The losses for the year ended December 31, 2015 include an impairment of an available-for-sale security.

4	Amounts related to consolidated investment companies totaled $(4.0) million, $(0.6) million and $2.6 million for 2015, 2014 and 2013, respectively.

(7) Intangible Assets and Goodwill
Federated's identifiable intangible assets and goodwill consisted of the following at December 31:

	2015			2014
in thousands	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Finite-lived intangible assets:
Customer relationships	$23,811	$(21,116)	$2,695	$43,966	$(39,891)	$4,075
Noncompete agreements	0	0	0	500	(435)	65
Total finite-lived intangible assets	23,811	(21,116)	2,695	44,466	(40,326)	4,140
Indefinite-lived intangible assets:
Renewable investment advisory contracts	70,582	N/A	70,582	68,970	N/A	68,970
Trade names	1,900	N/A	1,900	1,900	N/A	1,900
Total indefinite-lived intangible assets	72,482	N/A	72,482	70,870	N/A	70,870
Goodwill	659,315	N/A	659,315	658,837	N/A	658,837
Total identifiable intangible assets and goodwill	$755,608	$(21,116)	$734,492	$774,173	$(40,326)	$733,847
The decrease of $20.7 million in the cost of the total finite-lived intangible assets at December 31, 2015 as compared to December 31, 2014 primarily relates to the write-off of fully amortized customer relationship intangible assets relating to prior year acquisitions.

Amortization expense for finite-lived intangible assets was $1.4 million, $2.0 million and $2.6 million in 2015, 2014 and 2013, respectively. This expense was included in Operating Expenses – Other on the Consolidated Statements of Income for each period.

Expected aggregate annual amortization expense for intangible assets for 2016, 2017, 2018 and 2019 is $1.0 million, $0.6 million, $0.6 million and $0.5 million, respectively, assuming no new acquisitions or impairments.

(8) Property and Equipment
Property and equipment consisted of the following at December 31:

in thousands	Estimated Useful Life			2015	2014
Computer software and hardware	1	to	7 years	$46,207	$49,069
Leasehold improvements	Up to term of lease			21,321	22,558
Transportation equipment	3	to	12 years	17,897	17,897
Office furniture and equipment	5	to	10 years	6,352	6,544
Total cost				91,777	96,068
Accumulated depreciation				(56,034)	(57,430)
Property and equipment, net				$35,743	$38,638
Depreciation expense was $9.2 million, $10.0 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded in Office and occupancy expense on the Consolidated Statements of Income.

(9) Debt and Interest Rate Swap
Debt consisted of the following at December 31:

	Interest Rates
dollars in thousands	2015	2014[1]	2015	2014
Term Loan	1.555%	2.462%	$216,750	$242,250
Less: Short-term debt			25,500	25,500
Long-term debt			$191,250	$216,750

1
Represents the weighted-average interest rate which was calculated based on a fixed-rate in connection with the interest rate Swap and a variable rate for the amount of the Term Loan not covered by the Swap. See below for additional information.

On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011, and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The Term Loan facility bears interest based on LIBOR plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.
The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of December 31, 2015, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.
The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During 2015, Federated repaid $25.5 million of its borrowings on the Term Loan.
During 2010, Federated entered into the Swap to hedge its interest rate risk associated with Federated's original term loan facility. Under the Swap, which expired on April 1, 2015, Federated received payments based on LIBOR plus a spread and made payments based on an annual fixed rate of 3.521% for the amount of the term loan covered by the Swap.
The Swap was accounted for as a cash flow hedge and had been determined to be highly effective. The Swap required monthly cash settlements of interest paid or received and were recorded as adjustments to Debt expense on the Consolidated Statements of Income. During the years ended December 31, 2015, 2014 and 2013, $0.4 million, $4.7 million and $6.5 million, respectively, were charged to Debt expense on the Consolidated Statements of Income as a component of Federated's fixed rate associated with the Swap.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the year ended December 31, 2015 (see the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(10) Employee Benefit Plans
(a) 401(k)/Profit Sharing Plan
Federated offers defined contribution plans to its employees. Its 401(k) plan covers substantially all employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 50% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code (IRC) limitations. Federated makes a matching contribution in an amount equal to 100% of the first 2% that each participant defers and 50% of the next 4% of deferral contributions for a total possible match of 4%, subject to IRC compensation limits. Forfeitures of unvested matching contributions are used to offset future matching contributions.
Matching contributions to the 401(k) plan recognized in Compensation and related expense amounted to $3.9 million, $4.6 million and $4.4 million for 2015, 2014 and 2013, respectively.
Vesting in Federated's matching contributions commences once a participant in the 401(k) plan has worked at least 1,000 hours per year for two years. Upon completion of this initial service, 20% of Federated's contribution included in a participant's account vests and 20% vests for each of the following four years if the participant works at least 1,000 hours per year. Employees are immediately vested in their 401(k) salary deferral contributions.
A Federated employee becomes eligible to participate in the profit sharing plan if the employee is employed on the last day of the year and has worked at least 500 hours for the year. The profit sharing plan is a defined contribution plan to which Federated may contribute amounts as authorized by its board of directors. No contributions were made to the profit sharing plan in 2015, 2014 or 2013. At December 31, 2015, the profit sharing plan held 0.4 million shares of Federated Class B common stock.
(b) Employee Stock Purchase Plan
Federated offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2015, 8,364 shares were purchased by employees in this plan and, as of December 31, 2015, a total of 167,619 shares were purchased by employees in this plan on the open market since the plan's inception in 1998.

(11) Share-Based Compensation Plans
Federated's long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated's employees and non-management directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan's inception, a total of 27.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2015, 3.2 million shares are available under the Plan.
Share-based compensation expense was $22.7 million, $21.7 million and $20.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The associated tax benefits recorded in connection with share-based compensation expense were

$8.5 million, $8.1 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the maximum remaining unrecognized compensation expense related to share-based awards approximated $75 million which is expected to be recognized over a weighted-average period of approximately 6 years.
(a) Restricted Stock
Federated's restricted stock awards represent shares of Federated Class B common stock that may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions on the vested portion of the award typically lapse on the award's fifth- and tenth-year anniversaries. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During the period of restriction, the recipient receives dividends on all shares awarded, regardless of their vesting status.
The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2015:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2015	4,290,928	$22.74
Granted[1]	863,137	31.07
Vested	(915,970)	23.52
Forfeited	(40,443)	24.07
Non-vested at December 31, 2015	4,197,652	$24.27

1
During 2015, Federated awarded 373,137 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2015, Federated awarded 490,000 shares of restricted Federated Class B common stock to certain key employees. The restricted stock awards generally vest over ten-year periods with restrictions on the vested portions of the awards lapsing on the awards' fifth- and tenth-year anniversaries.

Federated awarded 863,137 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $31.07 to employees during 2015; awarded 1,057,981 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $27.43 to employees during 2014; and awarded 989,050 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $24.25 to employees during 2013.
The total fair value of restricted stock vested during 2015, 2014 and 2013 was $28.8 million, $24.4 million and $18.5 million, respectively.
(b) Stock Options
The outstanding stock options as of December 31, 2015 were granted to non-management directors with exercise prices that equaled the market price of Federated's Class B common stock on each grant date. All of these stock options were awarded with no requisite service requirement, were immediately exercisable and expire no later than ten years after the grant date. Each vested option may be exercised for the purchase of one share of Class B common stock at the exercise price.

The following table summarizes the status of and changes in Federated's stock option program for the year ended
December 31, 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	36,000	$33.81
Options exercised	(3,000)	27.44
Outstanding at December 31, 2015[1]	33,000	$34.38	1.7	$0.0

1	All stock options outstanding at December 31, 2015 were vested and exercisable.

During 2015 and 2014, there were 3,000 and 6,000 options exercised, respectively. During 2013, there were no stock options exercised.
There were no stock options granted in 2015, 2014 or 2013.
(c) Non-management Director Stock Award
Federated awarded 5,700, 5,100 and 5,100 shares of Federated Class B common stock to non-management directors in the second quarters of 2015, 2014 and 2013, respectively. There were no additional awards to non-management directors in 2015, 2014 or 2013.

(12) Common Stock
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
(a) Dividends
Cash dividends of $104.6 million, $104.8 million and $102.5 million were paid in 2015, 2014 and 2013, respectively, to holders of Federated common stock. All dividends are considered ordinary dividends for tax purposes.
(b) Treasury Stock
During 2008, the board of directors authorized a share repurchase program that allowed Federated to buy back up to 5 million shares of Class B common stock with no stated expiration date. This program was fulfilled in June 2015. In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million additional shares of Federated Class B common stock with no stated expiration date. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the year ended December 31, 2015, Federated repurchased 1.7 million shares of Class B common stock for $53.0 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited from employees and are not counted against the board-approved share repurchase program. At December 31, 2015, 2.8 million shares remained available to be purchased under Federated's buyback program.
During the fourth quarter 2014, the board of directors authorized the retirement of 20.0 million treasury shares which restored these shares to authorized but unissued status. Federated recorded a $587.3 million reduction to Treasury stock, at cost using the specific-identification method and a $49.2 million reduction to Class B Common stock, at cost using the average cost method. The difference of $538.1 million was recorded as a reduction to Retained earnings. There was no impact to total equity as a result of this transaction.

(13) Income Taxes
Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income tax provision consisted of the following expense/(benefit) components for the years ended December 31:

in thousands	2015	2014	2013
Current:
Federal	$76,902	$63,266	$66,408
State	6,567	4,574	6,849
Foreign	188	76	190
Total Current	83,657	67,916	73,447
Deferred:
Federal	17,317	20,497	18,220
State	1,753	916	1,347
Foreign	193	201	(354)
Total Deferred	19,263	21,614	19,213
Total	$102,920	$89,530	$92,660
The federal net tax effects of timing differences exceeding 5% of the respective year's pretax income at the statutory federal income tax rate included in Income tax provision on the Consolidated Statements of Income were as follows: $(20.6) million, $(21.0) million and $(19.3) million related to intangible assets in 2015, 2014 and 2013, respectively.
The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2015	2014	2013
Expected federal statutory income tax rate	35.0%	35.0%	35.0%
Increase/(decrease):
State and local income taxes, net of federal benefit	1.8	1.1	2.2
Other	0.9	1.3	(1.0)
Effective tax rate (excluding noncontrolling interests)	37.7	37.4	36.2
Income attributable to noncontrolling interests	(0.3)	0.0	(0.4)
Effective tax rate per Consolidated Statements of Income	37.4%	37.4%	35.8%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

in thousands	2015	2014
Deferred Tax Assets
Tax net operating loss carryforwards	$18,109	$17,620
Compensation related	13,130	13,499
Other	6,920	5,206
Total deferred tax assets	38,159	36,325
Valuation allowance	(17,791)	(17,224)
Total deferred tax asset, net of valuation allowance	$20,368	$19,101
Deferred Tax Liabilities
Intangible assets	$155,212	$134,841
Property and equipment	7,882	8,319
Deferred sales commissions	5,270	6,499
State taxes	8,248	6,463
Other	714	1,604
Total gross deferred tax liability	$177,326	$157,726
Net deferred tax liability	$156,958	$138,625
At December 31, 2015, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $18.1 million, of which the state net operating losses will expire through 2035. The foreign net operating losses have no expiration period. A valuation allowance has been recognized for $15.6 million (or 99%) of the deferred tax asset for state tax net operating losses, and for $2.2 million (or 92%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses. Federated's remaining deferred tax assets as of December 31, 2015 primarily related to compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated will receive the full benefit of these deferred tax assets due to the expectation that Federated will generate taxable income well in excess of these amounts in the years they become deductible.
At December 31, 2014, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $17.6 million, of which the state net operating losses will expire through 2034. The foreign net operating losses have no expiration period. A valuation allowance has been recognized for $15.6 million (or 99%) of the deferred tax asset for state tax net operating losses, and for $1.6 million (or 88%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses.
Federated and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2015 or 2014. Therefore, there were no material changes during 2015, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Investors, Inc. for the years ended December 31:

in thousands, except per share data	2015	2014	2013
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$169,807	$149,236	$162,177
Less: Total income available to participating unvested restricted shareholders[1]	(6,608)	(5,823)	(6,065)
Total net income attributable to Federated Common Stock[2]	$163,199	$143,413	$156,112
Denominator
Basic weighted-average common shares outstanding	100,475	100,721	100,668
Dilutive potential shares from stock options	2	2	1
Diluted weighted-average common shares outstanding	100,477	100,723	100,669
Earnings per share
Net income attributable to Federated Common Stock - Basic and Diluted[2]	$1.62	$1.42	$1.55

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(15) Leases
The following is a schedule by year of future minimum payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015:

in millions
2016	$13.6
2017	13.8
2018	13.6
2019	13.5
2020	13.1
2021 and thereafter	35.8
Total minimum lease payments	$103.4
Federated held a material operating lease at December 31, 2015 for its corporate headquarters building in Pittsburgh, Pennsylvania. This lease expires in 2021 and has renewal options for two successive terms of five years each. This lease includes provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, at December 31, 2015, Federated had various other operating lease agreements primarily involving additional facilities. These leases are noncancelable and expire on various dates through the year 2026. Most leases include renewal options and, in certain leases, escalation clauses.
Rent expenses were $13.0 million, $14.8 million and $11.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were recorded in Office and occupancy expense on the Consolidated Statements of Income.

(16) Accumulated Other Comprehensive (Loss) Income Attributable to Federated Investors, Inc. Shareholders
The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

in thousands	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Foreign Currency Translation Loss[3]	Total
Balance at December 31, 2012	$(7,071)	$3,644	$490	$(2,937)
Other comprehensive (loss) income before reclassifications and tax	(400)	7,346	(149)	6,797
Tax impact	146	(3,167)	50	(2,971)
Reclassification adjustment, before tax	6,518	(10,966)	0	(4,448)
Tax impact	(2,378)	4,729	0	2,351
Net current-period other comprehensive income (loss)	3,886	(2,058)	(99)	1,729
Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive loss before reclassifications and tax	(107)	(142)	(1,013)	(1,262)
Tax impact	40	54	355	449
Reclassification adjustment, before tax	4,743	(4,240)	0	503
Tax impact	(1,760)	1,616	0	(144)
Net current-period other comprehensive income (loss)	2,916	(2,712)	(658)	(454)
Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	(6,412)	(842)	(7,187)
Tax impact	(25)	2,363	295	2,633
Reclassification adjustment, before tax	358	2,185	0	2,543
Tax impact	(131)	(805)	0	(936)
Net current-period other comprehensive income (loss)	269	(2,669)	(547)	(2,947)
Balance at December 31, 2015	$0	$(3,795)	$(814)	$(4,609)

1	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

2	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in (Loss) gain on securities, net on the Consolidated Statements of Income.

3	Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.

(17) Commitments and Contingencies
(a) Contractual
Federated is obligated to make certain future payments under various agreements to which it is a party, including debt and operating leases (see Note (9) and Note (15), respectively). The following table summarizes minimum noncancelable payments contractually due under Federated's significant service contracts and employment arrangements:

	Payments due in
						After
in millions	2016	2017	2018	2019	2020	2020	Total
Purchase obligations[1]	$12.5	$7.1	$2.8	$2.4	$2.2	$0.0	$27.0
Employment-related commitments[2]	10.6	3.9	1.6	1.1	0.0	0.0	17.2
Total	$23.1	$11.0	$4.4	$3.5	$2.2	$0.0	$44.2

1
Federated is a party to various contracts pursuant to which it receives certain services including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2020. Costs for such services are expensed as incurred.

2	Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments.
In 2010, Federated acquired the money market management business of SunTrust Banks, Inc. (SunTrust Acquisition). As part of the SunTrust Acquisition, Federated is required to make annual contingent purchase price payments in the fourth quarters of each of the five years, as well as final stub-period payments, following the acquisition date. The contingent purchase price payments are calculated as a percentage of revenue less distribution expenses directly attributed to certain eligible assets. The five annual contingent purchase price payments of $5.0 million, $4.2 million, $3.8 million, $2.1 million and $1.5 million were paid in the fourth quarters of 2011, 2012, 2013, 2014 and 2015, respectively.
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
Pursuant to other acquisition agreements, Federated has made and may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur through 2019. As of December 31, 2015, liabilities totaling $2.2 million, representing the estimated fair value of future consideration payments, including the final first quarter 2016 SunTrust Acquisition stub-period payments, were recorded in Other current liabilities ($0.7 million) and Other long-term liabilities ($1.5 million) (see Note (5) for a discussion regarding the valuation methodology). The liabilities are re-measured at each reporting date with changes in the fair value recognized in Operating Expenses – Other on the Consolidated Statements of Income.
Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. In addition to the $10.6 million of employment-related commitments to be paid in 2016 included in the table above, based on asset levels as of December 31, 2015 and performance goals, payments could total up to $23 million over the remaining terms of the arrangements, including incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund.
(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2015, management does not believe that a material loss related to any of these matters is reasonably possible.
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

On May 20, 2014, shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed by CCM in the U.S. District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM has asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM's allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated's alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM seeks approximately $37 million in alleged damages plus attorneys' fees from Federated Investors, Inc.

Federated filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM's claims are implausible, contrary to the express terms of the APA and contrary to settled law. On November 25, 2014, the Court issued an order granting Federated's Motion to Dismiss in part and denying Federated's Motion to Dismiss in part. The Court dismissed CCM's claim for breach of contract and for breach of an implied obligation to use best efforts. Under the strict standards applicable to Motions to Dismiss that require the Court to accept the allegations of the Complaint as true and draw all inferences in CCM's favor, the Court concluded that CCM's "claim of fraud is at the edge of plausibility" but specifically noted that "[w]hether CCM can successfully prove facts necessary to support that artfully-pled theory remains to be seen."

Federated continues to believe that CCM's claims are meritless and intends to continue to vigorously defend this lawsuit as it proceeds through summary judgment. Fact discovery and expert discovery have concluded. Briefing also has been concluded on an evidentiary motion filed by Federated seeking to exclude expert testimony presented by CCM. Federated's evidentiary motion is currently pending before the Court and the Court previously indicated that it would rule on the evidentiary motion before entertaining Federated's motion for summary judgment. A schedule for the filing of Federated's motion for summary judgment has not been set. Federated continues to believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA.

As of December 31, 2015, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2015, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors under the caption Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims for additional information regarding risks related to claims asserted or threatened against Federated.

(18) Subsequent Events
On January 28, 2016, the board of directors declared a $0.25 per share dividend. The dividend was payable to shareholders of record as of February 8, 2016, resulting in $26.0 million being paid on February 12, 2016.

(19) Supplementary Quarterly Financial Data (Unaudited)

in thousands, except per share data, for the quarters ended	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$220,522	$228,127	$234,321	$243,639
Operating income	59,038	69,279	74,244	76,885
Net income including the noncontrolling interests in subsidiaries	36,418	42,263	44,136	49,169
Amounts attributable to Federated Investors, Inc.
Net income	36,307	41,759	44,131	47,610
Earnings per common share – Basic and Diluted	0.35	0.40	0.42	0.46
Impact of Voluntary Yield-related Fee Waivers
Revenue	(94,112)	(84,245)	(83,254)	(71,995)
Less: Reduction in Distribution expense	64,654	60,179	61,283	54,493
Operating income	(29,458)	(24,066)	(21,971)	(17,502)
Less: Reduction in Noncontrolling interest	2,454	1,851	1,716	1,093
Pre-tax impact	(27,004)	(22,215)	(20,255)	(16,409)
2014
Revenue	$211,496	$212,981	$216,915	$217,858
Operating income	56,645	58,842	60,828	61,634
Net income including the noncontrolling interests in subsidiaries	35,645	37,314	37,259	39,605
Amounts attributable to Federated Investors, Inc.
Net income	35,194	36,869	37,560	39,613
Earnings per common share – Basic and Diluted	0.34	0.35	0.36	0.38
Impact of Voluntary Yield-related Fee Waivers
Revenue	(106,722)	(102,287)	(101,727)	(99,815)
Less: Reduction in Distribution expense	74,288	70,149	68,748	67,665
Operating income	(32,434)	(32,138)	(32,979)	(32,150)
Less: Reduction in Noncontrolling interest	2,729	2,501	2,772	2,696
Pre-tax impact	(29,705)	(29,637)	(30,207)	(29,454)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at December 31, 2015.
Management's Report on Internal Control Over Financial Reporting
See Item 8 – Financial Statements and Supplementary Data – under the caption Management's Assessment of Internal Control Over Financial Reporting for information required by this item, which is incorporated herein.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Federated's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
On February 18, 2016, the Board of Directors of Federated Investors, Inc. approved the transfer by its wholly owned subsidiary, Federated Investment Management Company (FIMCO), of FIMCO's general partnership interest in Passport Research, Ltd. (Passport) to a wholly owned subsidiary (Buyer), of The Jones Financial Companies, L.L.L.P. (Jones Financial). FIMCO and Jones Financial, for itself and on behalf of Edward D. Jones & Co., L.P. (Jones), previously entered into a non-binding letter of intent, dated as of February 5, 2016, regarding the transfer. The transfer is expected to be consummated in the fourth quarter of 2016, after completion of certain related transactions in the third and fourth quarters of 2016.
FIMCO is currently the general partner of Passport, and Jones is currently the limited partner of Passport. FIMCO and Passport are registered investment advisers under the Advisers Act, and Jones is a registered broker-dealer under the 1934 Act and a member of FINRA. Passport currently serves as the investment adviser for two registered investment companies (Funds), the Federated Tax-Free Money Market Fund (TFMMF), a tax-exempt money market fund with approximately $4 billion in net assets as of January 31, 2016, and the Edward Jones Money Market Fund (EJMMF), a government money market fund with approximately $15 billion in net assets as of January 31, 2016. Jones currently serves as the co-transfer agent for the TFMMF and the transfer agent for the EJMMF, and serves as an intermediary for the Funds.
Prior to the partnership interest transfer, it is anticipated that customers of Jones with accounts in the TFMMF will be given the opportunity to transition from the TFMMF to the EJMMF during the third quarter of 2016 and, thereafter, the TFMMF will be reorganized into another Federated-sponsored tax-exempt money market fund prior to the transfer being consummated. In connection with the transfer, and subject to the contingencies described below, the Board of Trustees of, and certain service providers to, the EJMMF will be replaced. After the transfer and subject to the contingencies described below, (1) Passport, as a subsidiary of Jones Financial, will remain the investment adviser for the EJMMF, (2) FIMCO will be the sub-adviser for the EJMMF and (3) Federated Administrative Services (FAS), a wholly owned subsidiary of Federated Investors, Inc. and an affiliate of FIMCO, will continue to provide certain administrative services with respect to the EJMMF.
Jones Financial, Jones, FIMCO and Passport are currently negotiating a definitive agreement, and certain ancillary agreements, for the partnership interest transfer and related transactions. The definitive agreement will contain certain mutually agreed upon covenants, representations, warranties, indemnification provisions and other customary terms for similar transactions. The transfer, and related transactions, may reduce Federated's pre-tax income up by to $6 million per quarter after the transfer is consummated in the fourth quarter of 2016, depending upon market conditions at the time. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information.
The partnership interest transfer, and related transactions, are subject to various approvals, consents and other contingencies, such as the negotiation, execution and delivery of a definitive agreement and certain ancillary agreements, Fund board and regulator approvals, Fund shareholder consents and approvals, and other conditions to consummation. Given these contingencies, there is no assurance that a definitive agreement or any ancillary agreement will be executed or delivered on the terms, or that the transfer, or related transactions, will occur in the manner, described above.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated's Information Statement for the 2016 Annual Meeting of Shareholders including under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated's executive officers is contained in Item 1 of Part I of this Form 10-K under the section Executive Officers of Federated Investors, Inc.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated's Information Statement for the 2016 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated's share-based compensation plans as of December 31, 2015:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by shareholders	33,000	$34.38	3,235,403
Equity compensation plans not approved by shareholders	0	0	0
Total	33,000	$34.38	3,235,403

1
Under Federated’s Stock Incentive Plan, as amended, grants of other share-based awards, such as restricted stock to Federated employees and shares of Federated Class B common stock to non-management directors, may be authorized in addition to the stock options listed above.

All other information required by this Item is contained in Federated's Information Statement for the 2016 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated's Information Statement for the 2016 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated's Information Statement for the 2016 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

10.76	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

10.77	Form of Bonus Restricted Stock Program Award Agreement (filed herewith)

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (filed herewith)

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

101.INS 101.SH 101.CAL 101.DEF 101.LAB 101.PRE
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

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Donahue	Chairman and Director	February 19, 2016
John F. Donahue

/s/ J. Christopher Donahue	President, Chief Executive Officer	February 19, 2016
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Thomas R. Donahue

/s/ Richard A. Novak	Principal Accounting Officer	February 19, 2016
Richard A. Novak

/s/ Michael J. Farrell	Director	February 19, 2016
Michael J. Farrell

/s/ Marie Milie Jones	Director	February 19, 2016
Marie Milie Jones

/s/ David M. Kelly	Director	February 19, 2016
David M. Kelly

/s/ John W. McGonigle	Director	February 19, 2016
John W. McGonigle

EXHIBIT INDEX

Exhibit Number	Description

10.77	Form of Bonus Restricted Stock Program Award Agreement

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document