Form 10-Q
period 2016-03-31
FEDERATED INVESTORS INC /PA/
filed 2016-04-29
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 25, 2016, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,975,987 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to acquisition agreements or employment agreements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the timing and impact of increased laws, regulations and rules, including potential, proposed and final rules by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; availability of officers; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of potential, proposed and final laws, regulations and other rules, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, indebtedness and certain investments, impairments, recovery of losses, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and any recent or ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$147,762	$172,628
Investments—affiliates	131,980	141,748
Investments—consolidated investment companies	55,133	25,368
Investments—other	7,143	7,071
Receivables, net of reserve of $1 and $59, respectively	41,396	33,524
Prepaid expenses	10,996	10,722
Other current assets	4,180	4,767
Total current assets	398,590	395,828
Long-Term Assets
Goodwill	659,315	659,315
Renewable investment advisory contracts	70,582	70,582
Other intangible assets, net of accumulated amortization of $21,420 and $21,116, respectively	4,291	4,595
Property and equipment, net of accumulated depreciation of $57,924 and $56,034, respectively	37,417	35,743
Other long-term assets	20,419	21,140
Total long-term assets	792,024	791,375
Total assets	$1,190,614	$1,187,203
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	52,974	43,551
Accrued compensation and benefits	27,435	75,691
Other current liabilities	25,717	14,466
Total current liabilities	131,626	159,208
Long-Term Liabilities
Long-term debt	184,875	191,250
Long-term deferred tax liability, net	168,192	158,895
Other long-term liabilities	17,191	20,144
Total long-term liabilities	370,258	370,289
Total liabilities	501,884	529,497
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	25,905	8,734
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	305,812	298,390
Retained earnings	552,263	545,785
Treasury stock, at cost, 5,469,469 and 5,411,429 shares Class B common stock, respectively	(193,700)	(191,939)
Accumulated other comprehensive loss, net of tax	(3,182)	(4,609)
Total Federated Investors, Inc. shareholders’ equity	661,382	647,816
Nonredeemable noncontrolling interest in subsidiary	1,443	1,156
Total permanent equity	662,825	648,972
Total liabilities, temporary equity and permanent equity	$1,190,614	$1,187,203

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Investment advisory fees, net—affiliates	$154,777	$122,035
Investment advisory fees, net—other	27,070	24,524
Administrative service fees, net—affiliates	53,473	53,017
Other service fees, net—affiliates	34,697	18,720
Other service fees, net—other	1,201	1,067
Other, net	891	1,159
Total revenue	272,109	220,522
Operating Expenses
Distribution	88,381	53,495
Compensation and related	76,770	76,498
Professional service fees	8,881	7,882
Systems and communications	7,865	6,870
Office and occupancy	6,888	6,853
Advertising and promotional	3,442	3,471
Travel and related	2,906	2,759
Other	2,421	3,656
Total operating expenses	197,554	161,484
Operating income	74,555	59,038
Nonoperating Income (Expenses)
Investment income, net	1,573	1,144
Gain (loss) on securities, net	1,091	(254)
Debt expense	(1,059)	(1,373)
Other, net	(5)	(13)
Total nonoperating income (expenses), net	1,600	(496)
Income before income taxes	76,155	58,542
Income tax provision	27,381	22,124
Net income including the noncontrolling interests in subsidiaries	48,774	36,418
Less: Net income attributable to the noncontrolling interests in subsidiaries	3,516	111
Net income	$45,258	$36,307
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.44	$0.35
Cash dividends per share	$0.25	$0.25
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income including the noncontrolling interests in subsidiaries	$48,774	$36,418

Other comprehensive income, net of tax
Permanent equity
Unrealized gain on interest rate swap	0	42
Reclassification adjustment related to interest rate swap	0	227
Unrealized gain on securities available for sale	577	687
Reclassification adjustment related to securities available for sale	824	0
Foreign currency items	26	(440)
Temporary equity
Foreign currency translation gain	6	0
Other comprehensive income	1,433	516
Comprehensive income including the noncontrolling interests in subsidiaries	50,207	36,934
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	1,021	(85)
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	2,501	196
Comprehensive income attributable to Federated Investors, Inc.	$46,685	$36,823
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2014	$271,020	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697
Net income (loss)	0	36,307	0	0	36,307	196	36,503	(85)
Other comprehensive income, net of tax	0	0	0	516	516	0	516	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	5,785
Stock award activity	9,825	(12,209)	12,291	0	9,907	0	9,907	0
Dividends declared	0	(26,202)	0	0	(26,202)	0	(26,202)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	0	(815)
Purchase of treasury stock	0	0	(9,948)	0	(9,948)	0	(9,948)	0
Balance at March 31, 2015	$280,845	$503,290	$(162,915)	$(1,146)	$620,074	$354	$620,428	$8,582
Balance at December 31, 2015	$298,579	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734
Adoption of new accounting pronouncement	0	(831)	0	831	0	0	0	14,850
Net income	0	45,258	0	0	45,258	2,501	47,759	1,015
Other comprehensive income, net of tax	0	0	0	596	596	0	596	6
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	5,431
Stock award activity	7,422	(11,959)	11,959	0	7,422	0	7,422	0
Dividends declared	0	(25,990)	0	0	(25,990)	0	(25,990)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	(2,214)	(2,214)	(4,131)
Purchase of treasury stock	0	0	(13,720)	0	(13,720)	0	(13,720)	0
Balance at March 31, 2016	$306,001	$552,263	$(193,700)	$(3,182)	$661,382	$1,443	$662,825	$25,905
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$48,774	$36,418
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	2,904	4,018
Depreciation and other amortization	2,351	2,507
Share-based compensation expense	7,236	6,901
Loss on disposal of assets	1,174	551
Provision for deferred income taxes	9,270	8,415
Adoption of new accounting pronouncement	(2,653)	0
Net purchases of trading securities	(2,831)	(3,950)
Deferred sales commissions paid	(3,012)	(4,448)
Contingent deferred sales charges received	578	549
Other changes in assets and liabilities:
Increase in receivables, net	(7,454)	(646)
(Increase) decrease in prepaid expenses and other assets	(1,750)	1,574
Decrease in accounts payable and accrued expenses	(41,722)	(46,854)
Increase in other liabilities	12,780	9,628
Net cash provided by operating activities	25,645	14,663
Investing Activities
Purchases of securities available for sale	(823)	(943)
Proceeds from redemptions of securities available for sale	50	0
Cash paid for property and equipment	(3,257)	(1,008)
Net cash used by investing activities	(4,030)	(1,951)
Financing Activities
Dividends paid	(25,990)	(26,202)
Purchases of treasury stock	(13,728)	(10,276)
Distributions to noncontrolling interest in subsidiaries	(6,345)	(815)
Contributions from noncontrolling interest in subsidiaries	5,431	5,785
Proceeds from shareholders for share-based compensation	0	81
Excess tax benefits from share-based compensation	596	1,656
Cash paid for business acquisitions	(70)	0
Payments on debt	(6,375)	(6,375)
Net cash used by financing activities	(46,481)	(36,146)
Net decrease in cash and cash equivalents	(24,866)	(23,434)
Cash and cash equivalents, beginning of period	172,628	115,267
Cash and cash equivalents, end of period	$147,762	$91,833
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

These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 2015. Certain items previously reported have been reclassified to conform with the current period's presentation.

(2) Recent Accounting Pronouncements

(a) Recently Adopted Accounting Guidance
Consolidation
On February 18, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations' evaluation of whether they should consolidate certain legal entities. This includes a scope exception for reporting entities with an interest in legal entities that are required to comply with or operate in accordance with the requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

Effective January 1, 2016, Federated adopted ASU 2015-02 using the modified retrospective transition method, which did not require the restatement of prior years. In connection with the adoption of ASU 2015-02, Federated reevaluated all of its sponsored investment companies and other funds (Federated Funds). As a result, certain Federated Funds previously accounted for as variable interest entities (VIEs) now meet the characteristics of voting rights entities (VREs).

The adoption of ASU 2015-02 resulted in the consolidation of one Federated Fund that was not previously consolidated. Upon adoption, this entity was deemed to be a VIE and Federated was deemed to be the primary beneficiary. As a result of this consolidation, Federated recorded $29.4 million in assets, of which $11.5 million was included in Investments—affiliates at December 31, 2015, $0.2 million in liabilities and $17.7 million in Redeemable noncontrolling interest in subsidiaries. Federated also reclassified $0.8 million of unrealized losses from Accumulated other comprehensive loss, net of tax to Retained earnings. The adoption of ASU 2015-02 also resulted in the deconsolidation of one Federated Fund that was previously consolidated. Upon adoption, Federated was no longer deemed to be the primary beneficiary of this VIE. As a result, Federated deconsolidated $5.5 million in assets, $2.7 million in liabilities and $2.8 million in Redeemable noncontrolling interest in subsidiaries. There was no impact to the Consolidated Statements of Income upon adoption of ASU 2015-02. See Note (3) for the updated Principles of Consolidation accounting policy.

Accounting for Fees Paid in a Cloud Computing Arrangement
On January 1, 2016, Federated adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. Management elected the prospective transition method and the adoption did not have a material impact on Federated's Consolidated Financial Statements.

Disclosure of Investments in Certain Entities that Calculate Net Asset Value per Share
On January 1, 2016, Federated adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent). This update modifies certain disclosure requirements and requires that all investments for which fair value is measured using the NAV practical expedient be excluded from the fair value hierarchy. The ASU required the retrospective adoption approach, which required the restatement of the prior period fair value hierarchy table. As a result, $31.8 million of investments were recategorized into the NAV practical expedient column and are no longer included in Level 2 as of December 31, 2015 (see Note (7)). The adoption did not have a material impact on Federated's Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Recently Issued Accounting Guidance Not Yet Adopted

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update, and issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, on August 12, 2015. As a result of the deferral, the update is effective for Federated on January 1, 2018, with early adoption permitted on January 1, 2017. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations and ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

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

Financial Instruments
On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The update is effective for Federated on January 1, 2018, and, except for certain provisions, does not permit early adoption. An entity should apply the amendments, with certain exceptions, by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principal of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, but retains a distinction between finance and operating leases. The update is effective for Federated on January 1, 2019, with early adoption permitted. The update requires the modified retrospective adoption approach. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

Share-Based Compensation
On March 31, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for Federated on January 1, 2017. Early adoption is permitted in any interim or annual period. The available transition method is specific to each amendment, and requires either the use of the modified retrospective or prospective adoption method. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

(3) Significant Accounting Policies

As a result of the adoption of ASU 2015-02, the following Principles of Consolidation accounting policy has been updated to reflect the new guidance. For a complete listing of Federated’s significant accounting policies, please refer to Federated’s Annual Report on Form 10-K for the year ended December 31, 2015.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Principles of Consolidation
Federated performs an analysis for each Federated Fund or other entity in which Federated holds a financial interest to determine if it is a VIE or VRE. Factors considered in this analysis include, but are not limited to, whether (1) it is a legal entity, (2) a scope exception applies, (3) a variable interest exists and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated's involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated holds the majority voting interest. Federated's conclusion to consolidate a Federated Fund may vary from period to period, most commonly as a result of changes in its percentage interest in the entity.

To the extent Federated's interest in a consolidated entity represents less than 100% of the entity's equity, Federated recognizes noncontrolling interests in subsidiaries. In the case of consolidated Federated Funds, the noncontrolling interests represent equity which is redeemable or convertible for cash or other assets at the option of the equity holder. As such, these noncontrolling interests are deemed to represent temporary equity and are classified as Redeemable noncontrolling interest in subsidiaries in the mezzanine section of the Consolidated Balance Sheets. All other noncontrolling interests in subsidiaries are classified as permanent equity in the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated.
Consolidation of Variable Interest Entities
Prior to the adoption of ASU 2015-02, Federated considered either a qualitative or quantitative model for identifying whether its interest in a VIE was a controlling financial interest. Considerations of the qualitative model included whether Federated had (1) the ability to direct significant activities of the VIE and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. For the quantitative model, Federated evaluated the extent of its participation in the economic risks and rewards of the entity. In cases where the results indicated that Federated's interest in such an entity absorbed the majority of the variability in the entity's net assets, Federated was deemed to be the primary beneficiary and thus consolidated the entity.

Following the adoption of ASU 2015-02, Federated has a controlling financial interest in a VIE and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Consolidation of Voting Rights Entities
Federated has a controlling financial interest in a VRE if it can exert control over the financial and operating policies of the VRE, which generally occurs when Federated holds the majority voting interest (i.e. greater than 50% of the voting equity interest).

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Money market assets	47%	32%
Equity assets	36%	46%
Fixed-income assets	17%	22%

The change in the relative proportion of Federated's revenue attributable to money market assets for the first three months of 2016 as compared to the same period in 2015 was primarily the result of the decrease in voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers) and, to a lesser extent, higher average money market assets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940 (Advisers Act), state laws regarding securities fraud, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. In 2014, among other developments, the Securities and Exchange Commission (SEC) promulgated new money market reform rules (2014 Money Fund Rules). In 2015, among other developments, the SEC staff published the 2014 Money Market Fund Reform Frequently Asked Questions and Valuation Guidance Frequently Asked Questions (the Money Fund Rules Guidance). On May 20, 2015, the SEC proposed rules seeking to modernize investment company reporting requirements and to require investment advisers to maintain additional performance records and provide to clients additional borrowing and derivative information relating to separate accounts. On September 22, 2015, the SEC proposed certain rule amendments under the 1940 Act that, if adopted as proposed, would require open-end mutual funds (other than money market funds) and exchange traded funds to have liquidity risk management programs that contain certain required elements. On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would enhance the regulation of the use of derivatives by investment companies. On April 6, 2016, the Department of Labor (DOL) released its final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (DOL Final Fiduciary Rule). Federated is analyzing the potential impact of these reforms. Federated also continues to evaluate the impact of the 2014 Money Fund Rules and Money Fund Rules Guidance on its money market products and strategies, product structuring and development initiatives and business. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continue to be considered but have not yet been finalized. Federated continues to dedicate internal and external resources to analyze the potential impact of the 2014 Money Fund Rules and Money Fund Rules Guidance, and other regulatory initiatives, on Federated’s business, results of operations, financial condition and/or cash flows. Federated also continues to dedicate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules and Money Fund Rules Guidance. See Management's Discussion and Analysis for additional information.

Low Short-Term Interest Rates
In December 2015, the Federal Open Market Committee of the Federal Reserve Board (FOMC) increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in 2015 and into the first quarter of 2016. The federal funds target rate, which drives short-term interest rates, had been near zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Revenue	$(37.5)	$(94.1)
Less: Reduction in Distribution expense	27.9	64.6
Operating income	(9.6)	(29.5)
Less: Reduction in Noncontrolling interests	0.2	2.5
Pre-tax impact	$(9.4)	$(27.0)

The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased for the three-month period ended March 31, 2016 as compared to the same period in 2015 due primarily to higher yields on instruments held by the money market funds.

The FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, although the FOMC has reduced the forecasted pace of a rate increase for 2016 and 2017. Federated is unable to predict when, or to what extent, the FOMC will further increase its target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers.

(b) Revenue Concentration by Customer

A significant portion of Federated's total revenue for the three-month period ended March 31, 2016 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation, including its Pershing subsidiary, (16%). A significant change in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and net income.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1A - Risk Factors.

(5) Consolidation

The Consolidated Financial Statements include the accounts of Federated, Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of the consolidated Federated Funds are restricted for use by the respective Federated Fund. Generally, neither creditors nor equity investors in the Federated Funds have any recourse to Federated’s general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $23.0 million and $16.9 million at March 31, 2016 and December 31, 2015, respectively.

In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of the Federated Funds for competitive, regulatory or contractual reasons. For the three months ended March 31, 2016, Federated waived fees of $118.5 million, of which $90.6 million related to waivers for money market funds which meet the scope exception of ASU 2015-02. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain Federated money market funds in connection with the reorganization of such funds into certain affiliated Federated money market funds. In these instances, such capital contributions typically are intended to either cover realized losses or other permanent impairments to a fund's NAV or increase the market-based NAV per share of the investment company's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund. There were no such contributions for the three months ended March 31, 2016. Under new money fund regulations, and SEC staff guidance

Notes to the Consolidated Financial Statements (continued)
(unaudited)

issued in 2015, Federated is now required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized.

In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to March 31, 2016 and December 31, 2015.

(a) Consolidated Voting Rights Entities

Effective January 1, 2016, most of the Federated Funds now meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of March 31, 2016, consolidated VREs included on Federated's Consolidated Balance Sheets included $13.2 million in Investments—consolidated investment companies and $2.1 million in Redeemable noncontrolling interest in subsidiaries.

(b) Consolidated Variable Interest Entities

As of March 31, 2016 and December 31, 2015, Federated was deemed to be the primary beneficiary of and therefore consolidated several Federated Funds as a result of its controlling financial interest. Certain of the VIEs consolidated as of December 31, 2015 were deemed to be VREs upon adoption of ASU 2015-02 and have been excluded from the March 31, 2016 balances in the table below. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of March 31, 2016.

The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$0.1	$3.1
Investments—consolidated investment companies	41.9	25.4
Receivables	1.0	0.2
Less: Liabilities	0.5	3.0
Less: Redeemable noncontrolling interest in subsidiaries	23.8	8.7
Federated's net interest in the consolidated Federated Fund VIEs	$18.7	$17.0

Federated's net interest in the consolidated Federated Fund VIEs of $18.7 million and $17.0 million at March 31, 2016 and December 31, 2015, respectively, represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent investments sold short and operating liabilities of the entities. The liabilities as of March 31, 2016 and December 31, 2015 are primarily classified as Accounts payable and accrued expenses and Other current liabilities, respectively, on Federated’s Consolidated Balance Sheets.

In addition to the table above, Federated has a majority interest (50.5%) and acts as the general partner in Passport Research Ltd. (Passport), a limited partnership. Edward D. Jones & Co., L.P. is the limited partner with a 49.5% interest. The partnership is an investment adviser to two sponsored funds and was deemed to be a VIE upon adoption of ASU 2015-02. Assets totaling $5.1 million primarily representing Cash and cash equivalents, liabilities totaling $2.1 million primarily representing operating liabilities and $1.4 million included in Nonredeemable noncontrolling interest in subsidiary are included on the Consolidated Balance Sheets as of March 31, 2016. There was no change to the Consolidated Financial Statements as a result of the adoption of ASU 2015-02 as Passport had been consolidated as a VRE under the previous guidance. See Part II, Item 5 for additional information regarding Passport.

Other than those consolidated or deconsolidated upon the adoption of ASU 2015-02 (see Note (2)), Federated did not newly consolidate or deconsolidate any VIEs during the three months ended March 31, 2016.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Non-Consolidated Variable Interest Entities

Federated's involvement with certain Federated Funds that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated’s variable interest is not deemed to absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

At March 31, 2016, Federated’s investment and maximum risk of loss related to a non-consolidated VIE was entirely related to a Federated Fund and totaled $1.1 million, which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for this non-consolidated Federated Fund totaled $11.9 million at March 31, 2016.

At December 31, 2015, Federated’s investment and maximum risk of loss related to non-consolidated VIEs were entirely related to Federated Funds and totaled $301.5 million. Of this amount, $159.7 million represented investments in money market funds included in Cash and cash equivalents. The remaining $141.8 million is primarily recorded in Investments—affiliates on the Consolidated Balance Sheets as of December 31, 2015. AUM for these non-consolidated Federated Funds totaled $268.0 billion at December 31, 2015.

Upon adoption of ASU 2015-02 effective January 1, 2016, certain of the non-consolidated VIEs included in the balances as of December 31, 2015 were deemed to be VREs or are money market funds which meet the scope exception and have been excluded from the March 31, 2016 balances above. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of March 31, 2016.

(6) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 included available-for-sale and trading securities. At March 31, 2016 and December 31, 2015, Federated held investments totaling $132.0 million and $141.7 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets. The decrease in Investments—affiliates primarily related to a newly consolidated VIE as a result of the adoption of ASU 2015-02 and is now recorded in Investments—consolidated investment companies. See Note (2) for additional information.

Available-for-sale securities were as follows:

	March 31, 2016				December 31, 2015
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$32,459	$566	$(1,996)	$31,029	$32,357	$342	$(2,416)	$30,283
Fixed-income mutual funds	103,331	123	(2,503)	100,951	115,396	109	(4,040)	111,465
Total fluctuating-value mutual funds	$135,790	$689	$(4,499)	$131,980	$147,753	$451	$(6,456)	$141,748

As of March 31, 2016, unrealized losses of $4.5 million related to investments with a fair value of $113.8 million. Of these, investments with a fair value of $107.4 million with unrealized losses of $4.1 million have been in a continuous unrealized loss position for 12 months or longer. The remaining investments with a fair value of $6.4 million with unrealized losses of $0.4 million have been in a continuous unrealized loss position for less than 12 months. As of December 31, 2015, unrealized losses of $6.5 million related to investments with a fair value of $124.0 million. Of these, investments with a fair value of $92.6 million with unrealized losses of $5.5 million have been in a continuous unrealized loss position for 12 months or longer. The remaining investments with a fair value of $31.4 million with unrealized losses of $1.0 million have been in a continuous unrealized loss position for less than 12 months.

Federated regularly reviews its investments for other-than-temporary impairment using both qualitative and quantitative criteria. This review considers management's ability and intent to hold the security, as well as the near-term prospects of the investment and the duration and severity of the unrealized loss. Management believes the unrealized loss associated with Federated's available-for-sale securities as of March 31, 2016 will be recovered within the foreseeable future and intends to hold these investments. Management does not believe these investments are other-than temporarily impaired.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated’s trading securities totaled $62.3 million and $32.4 million at March 31, 2016 and December 31, 2015, respectively. The increase in trading securities primarily related to the aforementioned newly consolidated VIE which was previously recorded in Investments—affiliates on the Consolidated Balance Sheets. See Note (2) for additional information. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the Federated Fund (see Note (5)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products).

Federated’s trading securities as of March 31, 2016 and December 31, 2015, were primarily composed of domestic debt securities ($43.8 million and $9.0 million, respectively), investments in Federated Funds and other mutual funds ($8.5 million and $11.0 million, respectively), and stocks of large U.S. and international companies ($6.8 million and $10.5 million, respectively).

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Unrealized gain (loss)
Trading securities	$2,156	$456
Derivatives[1]	107	(159)
Realized gains[2]
Trading securities	116	189
Derivatives[1]	406	235
Realized losses[2]
Available-for-sale securities	(17)	0
Trading securities	(1,297)	(613)
Derivatives[1]	(380)	(362)
Gain (loss) on securities, net[3]	$1,091	$(254)

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3	Amounts related to consolidated entities, primarily Federated Funds, totaled $1.0 million and $(0.3) million for the three months ended March 31, 2016, and 2015, respectively.

(7) Fair Value Measurements

Fair value is the price that would be received to sell an asset or the price paid to transfer a liability as of the measurement date. A fair-value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The levels are:

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

NAV practical expedient – Investments that calculate NAV per share (or its equivalent) as a practical expedient. These investments have been excluded from the fair value hierarchy.

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient[3]	Total
March 31, 2016
Financial Assets
Cash and cash equivalents	$147,762	$0	$0	$0	$147,762
Available-for-sale equity securities	107,191	0	0	24,789	131,980
Trading securities—equity	12,922	117	0	5,409	18,448
Trading securities—debt	0	43,828	0	0	43,828
Other[1]	0	175	910	0	1,085
Total financial assets	$267,875	$44,120	$910	$30,198	$343,103
Financial Liabilities
Acquisition-related future consideration liabilities	$0	$0	$2,090	$0	$2,090
Other[2]	85	0	469	0	554
Total financial liabilities	$85	$0	$2,559	$0	$2,644

December 31, 2015[3]
Financial Assets
Cash and cash equivalents	$172,628	$0	$0	$0	$172,628
Available-for-sale equity securities	117,422	0	0	24,326	141,748
Trading securities—equity	15,900	65	0	7,433	23,398
Trading securities—debt	0	9,041	0	0	9,041
Other[1]	4	17	910	0	931
Total financial assets	$305,954	$9,123	$910	$31,759	$347,746
Financial Liabilities
Acquisition-related future consideration liabilities	$0	$0	$2,161	$0	$2,161
Other[2]	2,681	59	469	0	3,209
Total financial liabilities	$2,681	$59	$2,630	$0	$5,370

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts may include investments sold short, foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds, as well as certain liabilities attributable to structured trade finance loans held by Federated.

3	Investments that calculate NAV as a practical expedient were recategorized and are no longer included in Level 2 as of December 31, 2015 (see Note (2) for additional information).

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $140.9 million and $162.2 million at March 31, 2016 and December 31, 2015, respectively. Cash

Notes to the Consolidated Financial Statements (continued)
(unaudited)

investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

Available-for-sale equity securities
Available-for-sale equity securities include investments in sponsored fluctuating-value mutual funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in mutual funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For certain investments in funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV practical expedient column in the table above.
Trading securities—equity
Trading securities - equity primarily represent the equity securities held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in separate accounts (included in Investments—other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on unadjusted quoted market prices. From time to time, the fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds may be determined by a third party pricing service (Level 2).
For certain investments in funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV practical expedient column in the table above.

Trading securities—debt
Trading securities - debt primarily represent domestic bonds held by consolidated Federated Funds. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).

Acquisition-related future consideration liabilities
From time to time, pursuant to purchase and sale agreements entered into in connection with certain business combinations, Federated may be required to make future consideration payments if certain contingencies are met. See Note (12) for additional information regarding the nature and timing of these payments. Federated records a liability as of the acquisition date representing the estimated fair value of future consideration payments. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2016, acquisition-related future consideration liabilities were recorded in Other current liabilities ($0.7 million) and Other long-term liabilities ($1.4 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2016.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(8) Debt

Debt consisted of the following:

	Interest Rates
	March 31,	December 31,
(dollars in thousands)	2016	2015	March 31, 2016	December 31, 2015
Term Loan	1.565%	1.555%	$210,375	$216,750
Less: Short-term debt			25,500	25,500
Long-term debt			$184,875	$191,250

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

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of March 31, 2016, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During the three months ended March 31, 2016, Federated repaid $6.4 million of its borrowings on the Term Loan.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the three months ended March 31, 2016 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2016, Federated awarded 464,660 shares of restricted Federated Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated awarded 863,137 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2015. Of this amount, 373,137 shares were awarded in connection with the aforementioned bonus program in 2015. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the three months ended March 31, 2016, there were no stock options exercised or granted. During the year ended December 31, 2015, there were 3,000 stock options exercised and no stock options granted.

(c) Non-Management Director Stock Award

There were no shares of Federated Class B common stock awarded to non-management directors during the first quarter of 2016. Federated awarded 5,700 shares of Federated Class B common stock to non-management directors during 2015.

(10) Equity

In 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first three months of 2016, Federated repurchased 0.5 million shares of Class B common stock for $13.7 million which were repurchased in the open market. At March 31, 2016, 2.2 million shares remained available to be purchased under Federated's buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$45,258	$36,307
Less: Total income available to participating unvested restricted shareholders[1]	(1,821)	(1,478)
Total net income attributable to Federated Common Stock[2]	$43,437	$34,829
Denominator
Basic weighted-average common shares outstanding	99,802	100,641
Dilutive potential shares from stock options	1	1
Diluted weighted-average common shares outstanding	99,803	100,642
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.44	$0.35

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual

Pursuant to various acquisition agreements, Federated has made and may be required to make additional purchase price payments based on a percentage of revenue less certain direct expenses attributable to eligible AUM. The payments could occur through 2019. As of March 31, 2016, liabilities totaling $2.1 million, representing the estimated fair value of future

Notes to the Consolidated Financial Statements (continued)
(unaudited)

consideration payments, were recorded in Other current liabilities ($0.7 million) and Other long-term liabilities ($1.4 million) (see Note (7) for a discussion regarding the valuation methodology). The liabilities are re-measured at each reporting date with changes in the fair value recognized in Operating Expenses - Other on the Consolidated Statements of Income.

Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. Based on asset levels as of March 31, 2016 and performance goals, payments could total up to $29 million over the remaining terms of the arrangements, including incentive compensation opportunities related to the Federated Kaufmann Large Cap Fund.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2016, management does not believe that a material loss related to any of these matters is reasonably possible.

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
Federated filed a Motion to Dismiss the lawsuit on the basis that, among other reasons, CCM's claims are implausible, have no factual support, and are contrary to the express terms of the APA and to settled law. On November 25, 2014, the Court issued an order granting Federated's Motion to Dismiss in part and denying Federated's Motion to Dismiss in part. The Court dismissed CCM's claim for breach of contract and for breach of an implied obligation to use best efforts. Under the strict standards applicable to Motions to Dismiss that require the Court to accept the allegations of the Complaint as true and draw all inferences in CCM's favor, the Court concluded that CCM's "claim of fraud is at the edge of plausibility" but specifically noted that "[w]hether CCM can successfully prove facts necessary to support that artfully-pled theory remains to be seen."
Federated continues to believe that CCM's claims are meritless and without factual support and intends to continue to vigorously defend this lawsuit as it proceeds through summary judgment. Fact discovery and expert discovery have concluded. Briefing also has been concluded on an evidentiary motion filed by Federated seeking to exclude expert testimony presented by CCM. Federated's evidentiary motion is currently pending before the Court and the Court previously indicated that it would rule on the evidentiary motion before entertaining Federated's motion for summary judgment. A schedule for the filing of Federated's motion for summary judgment has not been set. Federated continues to believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2016, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its consolidated financial statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2016, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding risks related to claims asserted or threatened against Federated.

(13) Accumulated Other Comprehensive Loss Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Foreign Currency Translation Loss	Total
Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	1,086	(677)	476
Tax impact	(25)	(399)	237	(187)
Reclassification adjustments, before tax	358	0	0	358
Tax impact	(131)	0	0	(131)
Net current-period other comprehensive income (loss)	269	687	(440)	516
Balance at March 31, 2015	$0	$(439)	$(707)	$(1,146)

Balance at December 31, 2015	$0	$(3,795)	$(814)	$(4,609)
Other comprehensive income before reclassifications and tax	0	908	40	948
Tax impact	0	(331)	(14)	(345)
Reclassification adjustments, before tax[3]	0	1,295	0	1,295
Tax impact[3]	0	(471)	0	(471)
Net current-period other comprehensive income	0	1,401	26	1,427
Balance at March 31, 2016	$0	$(2,394)	$(788)	$(3,182)

1
Federated entered into an interest rate swap in 2010 to hedge its interest-rate risk associated with its original term loan facility. The interest rate swap expired on April 1, 2015. Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

2
Other than as described in note 3 below, amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain (loss) on securities, net on the Consolidated Statements of Income.

3
Amount includes reclassification of $0.8 million, net of tax from Accumulated other comprehensive loss, net of tax to Retained earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2015-02 (see Note (2) for additional information).

(14) Subsequent Events

On April 28, 2016, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 6, 2016 to be paid on May 13, 2016.

Part I, Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015.

General

Federated is one of the largest investment managers in the U.S. with $369.7 billion in managed assets as of March 31, 2016. The majority of Federated’s revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.

Federated’s investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at March 31, 2016 attributable to such markets are as follows: wealth management and trust (42%), broker/dealer (33%), institutional (21%) and international (4%).
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
Federated’s most significant operating expenses are Distribution expense, as described above, and Compensation and related expense. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, overall results of operations of Federated, investment management performance and sales performance.
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

Business Developments

Money Market Fund Matters
For the three-month periods ended March 31, 2016 and 2015, approximately 47% and 32%, respectively, of Federated’s total revenue was attributable to money market assets. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further persistent declines in or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products, other FDIC-insured products or passive investment products, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

(a) Current Regulatory Environment
Domestic
Increased regulation and oversight of the investment management industry in the United States continues in 2016. This increased regulation and oversight has required, and is expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and has caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in assets flows and customer relationships. The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows.
The implementation of changes in response to the amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other laws and regulations, adopted by the SEC as part of the 2014 Money Fund Rules, and the related Money Fund Rules Guidance, that was last revised by the SEC staff on March 18, 2016, continues in 2016. The 2014 Money Fund Rules built on initial money market fund reforms adopted by the SEC in 2010. Under the 2014 Money Fund Rules, compliance with certain current event and related website disclosure requirements was required on July 14, 2015. In addition to compliance with certain diversification, stress testing, and disclosure requirements, which was required by April 14, 2016, compliance with the 2014 Money Fund Rules is required by October 14, 2016 with respect to the floating NAV requirements for institutional prime and municipal (or tax-exempt) money market funds. These requirements will require such funds to utilize market-based valuations to calculate a floating NAV rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Government or retail money market funds will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating their NAVs. Compliance by October 14, 2016 also is required with respect to the provisions of the 2014 Money Fund Rules regarding the liquidity fees and redemption limits (gates) permitted, or in certain cases required, for money market funds (other than government money market funds), as well as related disclosure requirements.
On May 20, 2015, the SEC proposed new rules relating to the modernization of investment company reporting. In addition to other requirements, these proposed rules, if adopted as proposed, would require additional or enhanced reporting relating to portfolio-wide and individual position levels, fund census data, and derivatives and securities lending activities, impose certain data format requirements, and permit website disclosure of fund shareholder reports in lieu of mailing them to shareholders. Management currently believes these modernization proposals are likely to be finalized in 2016 with an extended compliance period into the first quarter of 2019. On May 20, 2015, the SEC also proposed amendments to Form ADV that, if adopted as proposed, would require, among other amendments, additional performance records to be maintained, and additional disclosure of borrowing and derivative information, relating to separately managed accounts. On September 16, 2015, the SEC issued final rules, which became effective on October 26, 2015, that removed all references to credit ratings from Rule 2a-7 and created a uniform credit quality standard under Rule 2a-7 under which a money market fund may invest in a security only if the fund determines that the security presents minimal credit risk after analyzing certain prescribed factors. These amendments also require a money market fund to adopt certain procedures related to an ongoing review of the credit quality of each of the fund's portfolio securities, clarify stress testing requirements for an event indicating or evidencing a credit deterioration of a portfolio security, and subject certain additional securities to the issuer diversification requirements under Rule 2a-7.
On September 22, 2015, the SEC proposed certain rule amendments under the 1940 Act that, if adopted as proposed, would require open-end mutual funds (other than money market funds) and exchange traded funds to have liquidity risk management programs that contain certain required elements, including (among others): (1) classification of fund portfolio assets based on

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

how quickly they could be liquidated; (2) assessment, periodic review and management of a fund's liquidity risk; (3) the establishment of a minimum percentage of assets that could be liquidated in three days; and (4) fund board review and approval. The proposed rules also would provide a framework under which covered mutual funds could elect to use "swing pricing" to effectively pass on the costs stemming from shareholder purchase and redemption transactions to the shareholders transacting in the funds' shares. In a comment letter, dated January 13, 2016, Federated indicated that, while understanding certain objectives of the proposed rule amendments, Federated strongly opposes the proposed amendments in their current form as being, among other reasons, unworkable, overly burdensome and difficult to implement. Comments are available at http://www.sec.gov/comments/s7-16-15/s71615.shtml. On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would enhance the regulation of the use of derivatives by investment companies. Under these proposed rules, a fund would be required (among other requirements) to (1) comply with one of two alternative portfolio limitations designed to limit the amount of leverage the fund may obtain through derivatives and certain other transactions, (2) manage the risks associated with the fund's derivatives transactions by segregating certain assets in an amount designed to enable the fund to meet its obligations, including under stressed conditions, (3) establish a formalized derivatives risk management program if the fund engages in more than a limited amount of derivatives transactions or uses certain complex derivatives, and (4) segregate certain assets to cover the fund's obligations if a fund uses certain financial commitment transactions, such as reverse repurchase agreements and short sales. In a comment letter, dated March 23, 2016, Federated acknowledged certain constructive elements of the proposed rules, but opposed elements of the proposed rules in their current form, including, among other points, the adoption of a rules-based regime that employs fixed limits on notional exposure and disallows netting of most hedges, the proposed requirement that eligible coverage assets are limited to cash and cash equivalents, and the ability of advisers to adopt lesser standards for derivatives risk management programs where notional derivatives exposure is less than 50% of fund assets. Comments are available at http://www.sec.gov/comments/s7-24-15/s72415.shtml.
The SEC staff also has engaged, and continues to engage, in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies involving various topics, such as fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," and intermediary and other payments and related disclosures. The SEC staff also has continued to focus its attention on liquidity and redemption risks, leverage, information security, vendor risk management and other operational risks, and the failure/closing of investment industry participants. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. For example, on September 21, 2015, the SEC announced a settlement of an enforcement action brought against a third-party mutual fund investment adviser and distributor relating to alleged improper payments to intermediaries. In 2015, the SEC staff also issued guidance statements on (among other topics) cybersecurity and, in January 2016, issued a guidance statement on mutual fund distribution and sub-accounting fees, which provided guidance based, in part, on the SEC staff's "distribution in guise" sweep examination and outlined the SEC staff's views on issues that may arise when mutual funds make payments to financial intermediaries that provide shareholder and recordkeeping services to shareholders, particularly regarding whether a portion of those payments may be viewed as being used to finance distribution of fund shares. On March 2, 2016, the SEC staff also issued a guidance statement on revising fund disclosure in light of changing market conditions.
Regulation or potential regulation by other regulators, in addition to the SEC, also continues to affect investment management industry participants, including Federated. Among other regulatory changes, at the time the 2014 Money Fund Rules were adopted, the U.S. Treasury Department (Treasury Department) and Internal Revenue Service (IRS) issued certain rules aimed at, among other things, addressing for investors in an institutional prime or municipal (or tax-exempt) money market fund with a fluctuating NAV the application of wash sale rules and relief from the tax burdens derived from small capital gains and losses for shareholders that frequently purchase or redeem shares (such as through a broker/dealer or bank "sweep arrangement"). On July 31, 2014, the Financial Stability Oversight Counsel (FSOC) indicated that it intended to monitor the effectiveness of the 2014 Money Fund Rules, which prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. More recently, the FSOC has moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying the financial stability implications of the asset management sector. At its September 2015 meeting, the FSOC indicated that it was engaged in an ongoing process of evaluating the asset management industry. On April 18, 2016, the FSOC released its Update on Review of Asset Management Products and Activities (Update), which discusses FSOC's views on potential risks to financial stability arising from certain asset management products and activities, including mutual funds, other pooled investment vehicles and separately managed accounts. In the Update, the FSOC focused on potential risks arising from liquidity/redemptions and leverage, as well as

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

securities lending, operational risks of service provider concentrations and resolvability and transition planning. FSOC also indicated that, among other additional analysis, the FSOC would continue to review and monitor the SEC's proposed rules on modernization, liquidity management and derivatives and their implications for financial stability. Certain proposed legislation currently pending in Congress also seeks to address, among other items relating to the FSOC's authority, the transparency of the FSOC's decision making process.
Finally, on April 6, 2016, the DOL issued its Final Fiduciary Rule, which imposes a modified fiduciary standard for retirement plan advisers. The DOL's Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisers by requiring such advisers to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. Federated is still analyzing the Final Fiduciary Rule, and its potential impact on Federated’s business, results of operations, financial condition and/or cash flows, including with respect to the fees Federated and retirement plan advisers will be able to earn on investment products and services sold to retirement plan clients.
Management believes that the floating NAV under the 2014 Money Fund Rules will be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated continues to dedicate internal and external resources to analyzing and addressing the evolving changes to these various regulations applicable to Federated, including the 2014 Money Fund Rules, Money Fund Rules Guidance, and the investment company modernization, uniform credit standard, liquidity, derivative, fiduciary and other final and proposed regulations, guidance, initiatives and actions referred to above (Other Regulatory Developments), and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a position to address new regulatory requirements. The 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and may cause, certain money market fund products to be less attractive to institutional and other investors, reductions in AUM and revenues, and/or adjustments to product structures and pricing, offerings and development efforts, as well as asset flows and customer relationships. Federated also continues to dedicate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments. Federated's analysis, planning and implementation efforts have included, and are expected to continue to include, consideration of Federated's legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences.
While significant steps in Federated's efforts to adjust its product line, in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, have been completed, Federated's plans are not finalized or completed, continue to evolve and remain subject to fund board and, in certain cases, fund shareholder and other review and approvals. Federated has taken, and continues to take, steps to adjust its product line to address the liquidity management needs of its broad array of customers. Federated will continue to offer Treasury and government money market funds without the liquidity fees or gates as permitted by the 2014 Money Fund Rules. Federated's Treasury and government money market funds will continue to seek a $1.00 NAV per share. Federated has designated a subset of its prime and municipal money market funds as retail money market funds under the 2014 Money Fund Rules, and Federated's retail money market funds will continue to seek to maintain an NAV of $1.00 per share and have the required provisions for liquidity fees and gates under the 2014 Money Fund Rules. Federated plans to offer four institutional prime money market funds and one institutional national municipal (or tax-exempt) money market fund, that will, beginning on or about October 14, 2016, have an NAV extended to four decimal places that will fluctuate, provide either a single-strike NAV or multi-strike intraday pricing and have the required provisions for liquidity fees and gates. Federated has filed a registration statement for an institutional 60-day maximum maturity fund, and continues to evaluate converting certain existing Federated Funds to 60-day maximum maturity funds, while other existing funds will remain 397-day maximum maturity funds. Other steps in Federated's product line adjustments have included, or may include, for example, reorganizing, renaming, modifying, making pricing adjustments or adding share classes to certain existing Federated Funds, modifying fund disclosures and developing new products and strategies. For example, Federated continues to explore investment options for certain customers and anticipates launching in 2016 one or more private funds and collective

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

funds that mirror existing Federated money market funds as investment options for qualified investors. Federated anticipates that the adjustments to Federated's product line will offer investors a full menu of product choices for liquidity management.
Federated will announce any further plans relating to adjustments to its product line periodically in advance of the October 14, 2016 final mandatory compliance date under the 2014 Money Fund Rules to give customers the opportunity to plan for their liquidity management needs. Subject to Federated Fund board and, in certain cases, shareholder and other approvals and disclosure, Federated expects to implement the remaining adjustments to its product line prior to the final mandatory compliance date. Further analysis and planning, or additional refinements to Federated's product line, may be required in response to market, customer or regulatory changes, such as further updates to the Money Fund Rules Guidance, the Other Regulatory Developments or any additional regulation or guidance issued by the SEC or other regulators.
On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of March 31, 2016, given the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments, and the potential for future additional regulation or guidance, Federated is unable at this time to fully assess the degree of the impact of these regulatory requirements and developments, and Federated's related efforts, on its business, results of operations, financial condition and/or cash flows. These regulatory changes and developments, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. In management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with these regulatory requirements and developments ultimately may be successful.
Members of Congress and political candidates also have been discussing proposals to enact a Financial Transactions Tax (FTT) on securities transactions in the United States. Proposals being discussed involve, among other matters being considered, taxing stock, bond, derivative and certain other transactions at varying rates, and providing credits to lower income individuals and married couples. The enactment of a FTT on a broad basis in the United States would be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that a United States FTT may have on its business, results of operations, financial condition and/or cash flows until such a proposal is enacted. Management does not anticipate a FTT will be enacted in the United States in 2016.

International
European Union money market fund reform efforts continue in 2016 without reforms being adopted. European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. On September 4, 2013, the European Commission released its money market fund reform proposal, which would have permitted either floating NAV money market funds or constant NAV (CNAV) money market funds that would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On April 29, 2015, the European Parliament approved its version of money market fund reform, which, if adopted as proposed, would provide for (1) retail CNAV funds (to include charity, not for profit, public body and public foundation investors); (2) government CNAV funds that invest at least 99.5% of assets in government and government-guaranteed securities (and by 2020 in European Union government and government-guaranteed securities only); and (3) institutional funds constituting either (a) low volatility NAV (LVNAV) funds, which would be open to all investors, and could use amortized cost accounting for portfolio securities maturing within 90 days and mark-to-market prices for portfolio securities maturing after 90 days and that are subject to sunset within five years or at the European Commission's review, or (b) variable NAV (VNAV) money market funds (subject to new independent pricing rules not previously applied to VNAV funds in Europe and mark-to-market prices for all their portfolio securities). Under the European Parliament's proposal the retail CNAV, government CNAV and LVNAV funds would be required to have certain triggers in place for liquidity fees and gates, ratings would be permitted for money market funds, and there would be a nine month implementation period starting after the final regulation is promulgated.
The next step in the European reform process is for the European Council, which is made up of representatives from each Member State, to adopt its own version of money market fund reform and to then negotiate at a trialogue with European Parliament to form a final European text. Formal discussions of the money market fund reform file commenced under the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Italian Presidency (July 1, 2014 - December 31, 2014). The European reform process continues to progress with the Dutch Presidency expected to commence discussions at the European Council during the first half of 2016. The proposed money market fund reform could vary materially from that proposed by the European Parliament. While there are no certainties, management currently expects that the European reform process will move forward to a trialogue under the Slovakian Presidency during the second half of 2016, with a possible resolution by the end of 2016.
Discussions regarding a European FTT also continue without such an FTT being adopted. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 8, 2015, after one of the 11 participating European Union Member States, Estonia, dropped out of the discussions, and despite opposition by the United Kingdom, the remaining 10 participating Member States agreed on certain fundamental aspects of the tax, including that: (1) the FTT should apply to all (including intra-day) share transactions, except transactions of agents and clearing members when acting as facilitators and, possibly, certain narrowly-defined market making transactions; and (2) the FTT should apply to derivatives based on the principle of the widest possible base and low rates, without impacting the cost of sovereign borrowing, and be determined based on the type of derivative involved in a transaction (e.g., for option-type derivatives, preferably the option premium; for other types of derivatives coming with a maturity, preferably a term-adjusted notional amount or, where available, market value; and for other types of derivatives not coming with a maturity, the notional amount or, where available, market value), with adjustments to the tax base in some cases to avoid distortions and no market making exception. While the remaining participating Member States generally agreed that the jurisdictional scope of the FTT should be based on the location of the parties to the transaction and the share issuer, and that the impact of the FTT on the real economy and pension schemes should be minimized, additional analysis and discussions will be conducted on the FTT's impact, the financial viability of the FTT for each country and certain other issues. The participating Member States agreed to target mid-2016 for a final agreement on the FTT. The Netherlands Presidency of the European Council, however, did not include the FTT among the topics due for political agreement during its six-month term ending June 30, 2016. In late January 2016, Johan Van Overtveldt, the Finance Minister of Belgium, one of the remaining 10 participating Member States, announced that the present drafts of the FTT proposal were unacceptable. A February meeting of ministers from the Member States supporting the FTT also was canceled. Management does not anticipate an agreement on the FTT until the second half of 2016 at the earliest. The time needed to implement any agreement is not known at this time.
After publishing an initial consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" in January 2014, the Financial Stability Board (FSB) and International Organization of Securities Commissions (IOSCO) published for comment on March 6, 2015 a second consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation). In the Second Consultation, the FSB and IOSCO took a more inclusive approach setting forth revised methodologies for assessing the systemic risk of investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplated the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors. As noted in its May 29, 2015 comment letter submitted to the FSB and IOSCO on the Second Consultation, Federated believes that the application of Second Consultation's criteria should generally result in the exclusion of funds and asset managers that do not make significant use of leverage or derivatives from being designated as non-bank, non-insurance company global systemically important financial institutions under the Second Consultation. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions. On June 17, 2015, IOSCO announced that its risk analysis will initially focus on industry activities and managers in the broader global financial context in identifying potential systemic risks, rather than on the size of asset managers, but that after that review is complete, work on methodologies for the identification of individual entities should be reassessed. On July 30, 2015, the FSB announced that it has decided to wait to finalize the assessment methodologies for non-bank non-insurance company global systemically important financial institutions until after its current work on financial stability risks stemming from asset management activities is completed. The FSB indicated that, after discussing its initial findings in September 2015, it will develop activities-based policy recommendations by spring 2016. At that time, it is expected that the FSB, together with IOSCO, will conduct further analyses and attempt to finalize the asset management methodology.
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

(b) Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in 2015 and into the first quarter of 2016. The federal funds target rate, which drives short-term interest rates, had been near zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. See Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers.
Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the second quarter of 2016 may result in a negative pre-tax impact on income of approximately $6 million. Any potential waiver recovery may be offset by changes in customer relationships or arrangements, among other potential factors. An expected change in a customer relationship may reduce pre-tax income by approximately $6 million per quarter beginning in late 2016. See Part II, Item 5 for additional information. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Excluding the possible impact of this customer relationship change, management estimates that an increase of 25 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers to approximately $2 million per quarter and an increase of 50 basis points could nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2016	2015
By Asset Class
Money market	$262,030	$248,160	6%
Equity	56,485	54,037	5
Fixed-income	51,178	53,562	(4)
Total managed assets	$369,693	$355,759	4%
By Product Type
Mutual Funds:
Money market	$224,681	$214,310	5%
Equity	34,935	34,951	0
Fixed-income	37,826	41,039	(8)
Total mutual fund assets	297,442	290,300	2
Separate Accounts:
Money market	37,349	33,850	10
Equity	21,550	19,086	13
Fixed-income	13,352	12,523	7
Total separate account assets	72,251	65,459	10
Total managed assets	$369,693	$355,759	4%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2016	2015
By Asset Class
Money market	$260,203	$253,261	3%
Equity	52,786	52,784	0
Fixed-income	50,880	53,405	(5)
Total average managed assets	$363,869	$359,450	1%
By Product Type
Mutual Funds:
Money market	$221,848	$218,168	2%
Equity	32,921	34,162	(4)
Fixed-income	37,776	41,013	(8)
Total average mutual fund assets	292,545	293,343	0
Separate Accounts:
Money market	38,355	35,093	9
Equity	19,865	18,622	7
Fixed-income	13,104	12,392	6
Total average separate account assets	71,324	66,107	8
Total average managed assets	$363,869	$359,450	1%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2016	2015
Equity Funds
Beginning assets	$34,125	$33,141
Sales	3,439	2,805
Redemptions	(2,520)	(1,914)
Net sales	919	891
Net exchanges	(37)	39
Market gains and losses/reinvestments[1]	(72)	880
Ending assets	$34,935	$34,951

Equity Separate Accounts
Beginning assets	$19,431	$18,285
Sales[2]	2,350	1,693
Redemptions[2]	(1,229)	(954)
Net sales[2]	1,121	739
Market gains and losses[3]	998	62
Ending assets	$21,550	$19,086

Total Equity Assets
Beginning assets	$53,556	$51,426
Sales[2]	5,789	4,498
Redemptions[2]	(3,749)	(2,868)
Net sales[2]	2,040	1,630
Net exchanges	(37)	39
Market gains and losses/reinvestments[1]	926	942
Ending assets	$56,485	$54,037

Fixed-income Funds
Beginning assets	$37,989	$40,456
Sales	3,334	4,491
Redemptions	(4,080)	(4,193)
Net (redemptions) sales	(746)	298
Net exchanges	(49)	(37)
Market gains and losses/reinvestments[1]	632	322
Ending assets	$37,826	$41,039

Fixed-income Separate Accounts
Beginning assets	$13,130	$12,251
Sales[2]	197	239
Redemptions[2]	(328)	(204)
Net (redemptions) sales [2]	(131)	35
Market gains and losses[3]	353	237
Ending assets	$13,352	$12,523

Total Fixed-income Assets
Beginning assets	$51,119	$52,707
Sales[2]	3,531	4,730
Redemptions[2]	(4,408)	(4,397)
Net (redemptions) sales[2]	(877)	333
Net exchanges	(49)	(37)
Market gains and losses/reinvestments[1]	985	559
Ending assets	$51,178	$53,562

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

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended
	March 31,
(in millions)	2016	2015
Funds
Beginning assets	$72,114	$73,597
Sales	6,773	7,296
Redemptions	(6,600)	(6,107)
Net sales	173	1,189
Net exchanges	(86)	2
Market gains and losses/reinvestments[1]	560	1,202
Ending assets	$72,761	$75,990

Separate Accounts
Beginning assets	$32,561	$30,536
Sales[2]	2,547	1,932
Redemptions[2]	(1,557)	(1,158)
Net sales[2]	990	774
Market gains and losses[3]	1,351	299
Ending assets	$34,902	$31,609

Total Assets
Beginning assets	$104,675	$104,133
Sales[2]	9,320	9,228
Redemptions[2]	(8,157)	(7,265)
Net sales[2]	1,163	1,963
Net exchanges	(86)	2
Market gains and losses/reinvestments[1]	1,911	1,501
Ending assets	$107,663	$107,599

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

Changes in Federated’s average asset mix period-over-period across both asset class and product type have a direct impact on Federated’s operating income. Asset mix impacts Federated’s total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
By Asset Class
Money market assets	72%	70%	47%	32%
Equity assets	14%	15%	36%	46%
Fixed-income assets	14%	15%	17%	22%
By Product Type
Mutual Funds:
Money market assets	61%	60%	46%	30%
Equity assets	9%	10%	30%	38%
Fixed-income assets	10%	11%	14%	20%
Separate Accounts:
Money market assets	11%	10%	1%	2%
Equity assets	5%	5%	6%	8%
Fixed-income assets	4%	4%	3%	2%

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

As of March 31, 2016, total managed assets increased 4% from March 31, 2015 primarily as a result of increases in money market and equity assets, partially offset by a decrease in fixed-income assets. Average managed assets increased 1% for the three months ended March 31, 2016 as compared to the same period in 2015. Period-end money market assets increased 6% at March 31, 2016 compared to March 31, 2015. Average money market assets increased 3% for the three months ended March 31, 2016 as compared to the same period in 2015. The FOMC raised the benchmark rate in December 2015 for the first time in nearly ten years by 25 basis points to a still accommodative range of 0.25% to 0.50%, and policymakers have suggested additional increases may be made during the current year. Period-end equity assets increased 5% at March 31, 2016 compared to March 31, 2015 primarily due to net sales, partially offset by market depreciation. Average equity assets remained flat for the three months ended March 31, 2016 compared to the same period in 2015. Period-end fixed-income assets decreased 4% at March 31, 2016 compared to March 31, 2015, primarily as a result of net redemptions. Average fixed-income assets decreased 5% for the three months ended March 31, 2016 as compared to the same period in 2015. Both equity and fixed-income assets were impacted by a volatile investing environment led by a sharp sell-off in equity assets during the first six weeks of the quarter as a slowing economy in China and the collapsing of oil and other commodity prices raised concerns about a possible global recession. However, the markets reversed in the back half of the quarter as oil prices bounced off their lows, news on the U.S., European and Chinese economies improved and global central banks added stimulus or, in the case of the Federal Reserve, put off tightening. Two key indicators of equity-market performance, the S&P 500 and Dow Jones Industrial Average, closed slightly up for the three-month period. In fixed income, yields as reflected by ten-year Treasuries rose off their mid-February lows, but still ended the quarter significantly lower than where they started, while credit sectors as measured by their respective indices mimicked equities and closed the quarter with positive returns after declining significantly early in the period.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $51.6 million for the three-month period ended March 31, 2016 as compared to the same period in 2015 primarily due to a decrease of $56.6 million in Voluntary Yield-related Fee Waivers and an increase of $2.5 million due to higher average money market assets. The increase in revenue was partially offset by a decrease of $4.8 million from lower average fixed-income assets and a decrease of $3.7 million due to a change in the mix of average equity assets.

See the previous section under the caption Business Developments - Low Short-Term Interest Rates and Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the three-month period ended March 31, 2016, Federated’s ratio of revenue from managed assets to average managed assets was 0.30% as compared to 0.25% for the same period of 2015. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers.

Operating Expenses. Total operating expenses for the three-month period ended March 31, 2016 increased $36.1 million compared to the same period in 2015. The increase is primarily related to Distribution expense, which increased $34.9 million in the first quarter of 2016 compared to the same period in 2015 primarily due to decreased Voluntary Yield-related Fee Waivers.

Nonoperating Income (Expenses). Nonoperating income (expenses), net increased $2.1 million for the three-month period ended March 31, 2016 as compared to the same period in 2015. The change is primarily due to (1) an increase in Gain (loss) on securities, net of $1.3 million due primarily to an increase in the market value of trading securities, (2) an increase in Investment income, net of $0.4 million and (3) a decrease in Debt expense of $0.3 million primarily due to a lower average interest rate resulting from the Term Loan no longer being covered by an interest rate swap that expired on April 1, 2015.

Income Taxes. The income tax provision increased $5.3 million for the three-month period ended March 31, 2016 as compared to the same period in 2015 primarily due to higher income before income taxes. The effective tax rate was 36.0% for the three-month period ended March 31, 2016 as compared to 37.8% for the same period in 2015. The decrease in the effective tax rate is primarily due to an increase in net income from noncontrolling interests in the first quarter of 2016 compared to the same period in 2015, which is not taxable to Federated but is included in Income before income taxes.

Net Income Attributable to the Noncontrolling Interests in Subsidiaries. Net income attributable to the noncontrolling interests in subsidiaries increased $3.4 million in the first quarter of 2016 compared to the same period in 2015 primarily due a decrease of $2.3 million in Voluntary Yield-related Fee Waivers and $1.1 million primarily related to a newly consolidated VIE.

Net Income Attributable to Federated Investors, Inc. Net income increased $9.0 million for the three-months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three-months ended March 31, 2016 increased $0.09 as compared to the same period of 2015 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2016, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $354.7 million as compared to $367.4 million at December 31, 2015. The change in liquid assets is primarily related to the decrease in Cash and cash equivalents and summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities. This is partially offset by an increase in Receivables due primarily to increased revenue.

At March 31, 2016, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries, China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, for cash invested in certain money market funds

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

(approximately $141 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and that meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $25.6 million for the three months ended March 31, 2016 as compared to $14.7 million for the same period in 2015. The increase of $10.9 million was primarily due to a $51.6 million increase in revenue previously discussed, partially offset by the $34.9 million increase in distribution-related expense previously discussed.

Cash Used by Investing Activities. During the three-month period ended March 31, 2016, cash used by investing activities was $4.0 million which primarily represented cash paid for property and equipment (including technology).

Cash Used by Financing Activities. During the three-month period ended March 31, 2016, cash used by financing activities was $46.5 million. During the first three months of 2016, Federated (1) paid $26.0 million or $0.25 per share in dividends to holders of its common shares, (2) paid $13.7 million to purchase treasury stock and (3) repaid $6.4 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the three-month periods ended March 31, 2016 and 2015, Federated made principal payments on the Term Loan of $6.4 million. As of March 31, 2016, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2016. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2016, the interest coverage ratio was 102 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2016, the leverage ratio was 0.6 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, restructuring existing money market products and relationships and funding property and equipment (including technology). As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On April 28, 2016, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 6, 2016 to be paid on May 13, 2016.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which, subsequent to the $6.4 million debt payment made in early April 2016, could cause total outstanding borrowings to total as much as $404 million.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated’s goodwill as of March 31, 2016.

For balances at March 31, 2016 as compared to December 31, 2015, Investments—consolidated investment companies increased $29.8 million and Redeemable noncontrolling interest in subsidiaries increased $17.2 million due primarily to the impact of a newly consolidated VIE as a result of the adoption of ASU 2015-02. See Note (2) to the Consolidated Financial Statements for additional information.

Accrued compensation and benefits at March 31, 2016 decreased $48.3 million from December 31, 2015 primarily due to the 2015 accrued annual incentive compensation being paid in the first quarter of 2016 ($67.6 million), partially offset by certain 2016 incentive compensation accruals recorded at March 31, 2016 ($21.3 million).

Other current liabilities at March 31, 2016 increased $11.3 million from December 31, 2015 primarily due to the accrual for federal taxes at March 31, 2016 which was paid in the second quarter of 2016.

There were no indicators of goodwill impairment as of March 31, 2016 as Federated’s market capitalization exceeded the book value of equity by more than 350%.

Contractual Obligations and Contingent Liabilities

Contingent Payments. Pursuant to various acquisition- and employee-related agreements, Federated is required to make certain periodic contingent payments. See Note (12) to the Consolidated Financial Statements for more information.

Legal Proceedings. Federated has claims asserted against it from time to time. See Note (12) to the Consolidated Financial Statements for additional information.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity. See Federated’s Annual Report on Form 10-K for the year ended December 31, 2015, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated’s exposures to market risk during the three months ended March 31, 2016 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at March 31, 2016.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase programs during the first quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	80,000	$27.73	80,000	2,679,616
February	242,700	24.44	242,700	2,436,916
March	200,000	27.84	200,000	2,236,916
Total	522,700	$26.25	522,700	2,236,916

1
In 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. See Note (10) to the Consolidated Financial Statements for additional information on this program.

Item 5. Other Information

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT
As previously disclosed in Federated's Form 10-K for the fiscal year ended December 31, 2015, on February 18, 2016, the Board of Directors of Federated approved the transfer by its wholly owned subsidiary, Federated Investment Management Company (FIMCO), of FIMCO's general partnership interest in Passport Research, Ltd. (Passport) to a wholly owned subsidiary of The Jones Financial Companies, L.L.L.P. (Jones Financial). FIMCO has entered into a definitive Agreement, dated as of April 27, 2016, by and among FIMCO, Passport, Jones Financial, for itself and on behalf of Edward D. Jones & Co., L.P. (EDJones) and Passport Holdings LLC (as the Buyer). The transfer is expected to be consummated in the fourth quarter of 2016, after completion of certain related transactions in the third and fourth quarters of 2016.
FIMCO is currently the general partner of Passport, and EDJones is currently the limited partner of Passport. FIMCO and Passport are registered investment advisers under the Investment Advisers Act of 1940, and EDJones is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA. Passport currently serves as the investment adviser for two registered investment companies (Funds), the Federated Tax-Free Money Market Fund (TFMMF), a tax-exempt money market fund with approximately $4.0 billion in net assets as of March 31, 2016, and the Edward Jones Money Market Fund (EJMMF), a government money market fund with approximately $14.0 billion in net assets as of March 31, 2016. Jones currently serves as the co-transfer agent for TFMMF and the transfer agent for EJMMF, and serves as an intermediary for both Funds.
Prior to the partnership interest transfer, it is anticipated that customers of EDJones with accounts in TFMMF will be given the opportunity to transition from TFMMF to EJMMF during the third quarter of 2016 and, thereafter, TFMMF will either be liquidated or reorganized into another Federated-sponsored tax-exempt money market fund prior to the transfer being consummated. In connection with the transfer, and subject to the contingencies described below, the Board of Trustees of, and certain service providers to, EJMMF will be replaced. In addition to the transfer and related transactions described above, the definitive Agreement contemplates that, after the transfer and subject to the contingencies described below, (1) Passport, as a subsidiary of Jones Financial, will remain the investment adviser for EJMMF, (2) FIMCO will become the sub-adviser for EJMMF and (3) Federated Administrative Services (FAS), a wholly owned subsidiary of Federated Investors, Inc. and an affiliate of FIMCO, will continue to provide certain administrative services with respect to EJMMF. The definitive Agreement also includes customary representations, warranties and covenants, including certain mutual covenants relating to non-solicitation of certain employees and indemnification.
The partnership interest transfer, and related transactions, are subject to various approvals, consents and other contingencies, such as Fund board and regulator approvals, Fund shareholder consents and approvals, and other conditions to consummation. Given these contingencies, there is no assurance that the transfer, or related transactions, will occur in the manner described above.

OTHER EVENTS - APPOINTMENT OF CHAIRMAN EMERITUS AND CHAIRMAN
At an April 28, 2016 meeting of Federated's Board of Directors (Board), the Board appointed Mr. John F. Donahue as Chairman Emeritus. Mr. Donahue was formerly Federated's Chairman. In the position of Chairman Emeritus, Mr. Donahue's wealth of business, industry and management experience as a co-founder of Federated will continue to be available to Federated's Board and senior management. Mr. Donahue will continue to serve Federated at his current salary, bonus and benefits levels. The Board also appointed Mr. J. Christopher Donahue as Chairman, President and Chief Executive Officer (CEO) of Federated. Mr. J. Christopher Donahue previously served as President and CEO of Federated. Given Mr. J. Christopher Donahue's knowledge, experience, and strategic vision, and the evolving investment management industry, the Board determined that combining the role of Chairman with President and CEO would best serve the interests of Federated and its shareholders.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated held on Thursday, April 28, 2016 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposals, both of which are described in more detail in Federated's Information Statement to shareholders dated March 16, 2016.

Proposal I
The holder of Federated's Class A Common Stock elected seven individuals to the Board as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Marie Milie Jones	9,000	—	—
David M. Kelly	9,000	—	—
John W. McGonigle	9,000	—	—

Proposal II
The holder of Federated's Class A Common stock also re-approved the Federated Stock Incentive Plan (Plan): 9,000 shares were voted for the Plan, with no shares being voted against or withheld.

Part II. Other Information
(unaudited)

Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Agreement, dated as of April 27, 2016, by and among Federated Investment Management Company, Passport Research Ltd., The Jones Financial Companies, L.L.L.P. for itself and on behalf of Edward D. Jones & Co., L.P., and Passport Holdings LLC (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	April 29, 2016	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 29, 2016	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer