Form 10-Q
period 2016-06-30
FEDERATED INVESTORS INC /PA/
filed 2016-07-29
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 25, 2016, the Registrant had outstanding 9,000 shares of Class A Common Stock and 103,113,637 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the timing and impact of increased laws, regulations and rules, including potential, proposed and final rules by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of potential, proposed and final laws, regulations and other rules, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, indebtedness and certain investments, impairments, recovery of losses, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and any recent or ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Part II, Item 1A - Risk Factors included in this Form 10-Q for the quarter ended June 30, 2016 and Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$153,860	$172,628
Investments—affiliates	134,413	141,748
Investments—consolidated investment companies	56,879	25,368
Investments—other	7,299	7,071
Receivables, net of reserve of $2 and $59, respectively	39,469	33,524
Prepaid expenses	11,214	10,722
Other current assets	3,305	4,767
Total current assets	406,439	395,828
Long-Term Assets
Goodwill	659,189	659,315
Renewable investment advisory contracts	70,378	70,582
Other intangible assets, net of accumulated amortization of $21,724 and $21,116, respectively	3,987	4,595
Property and equipment, net of accumulated depreciation of $60,364 and $56,034, respectively	38,315	35,743
Other long-term assets	21,529	21,140
Total long-term assets	793,398	791,375
Total assets	$1,199,837	$1,187,203
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	52,643	43,551
Accrued compensation and benefits	43,591	75,691
Other current liabilities	13,342	14,466
Total current liabilities	135,076	159,208
Long-Term Liabilities
Long-term debt	178,500	191,250
Long-term deferred tax liability, net	170,279	158,895
Other long-term liabilities	17,205	20,144
Total long-term liabilities	365,984	370,289
Total liabilities	501,060	529,497
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	29,670	8,734
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	311,411	298,390
Retained earnings	577,856	545,785
Treasury stock, at cost, 6,331,819 and 5,411,429 shares Class B common stock, respectively	(219,616)	(191,939)
Accumulated other comprehensive loss, net of tax	(2,056)	(4,609)
Total Federated Investors, Inc. shareholders’ equity	667,784	647,816
Nonredeemable noncontrolling interest in subsidiary	1,323	1,156
Total permanent equity	669,107	648,972
Total liabilities, temporary equity and permanent equity	$1,199,837	$1,187,203

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Investment advisory fees, net—affiliates	$165,956	$129,464	$320,733	$251,498
Investment advisory fees, net—other	26,707	24,965	53,777	49,489
Administrative service fees, net—affiliates	53,131	51,605	106,604	104,622
Other service fees, net—affiliates	38,803	19,996	73,500	38,715
Other service fees, net—other	1,140	1,035	2,341	2,102
Other, net	1,001	1,062	1,892	2,223
Total revenue	286,738	228,127	558,847	448,649
Operating Expenses
Distribution	94,741	54,058	183,122	107,553
Compensation and related	75,225	70,940	151,995	147,438
Systems and communications	7,767	6,979	15,632	13,849
Office and occupancy	6,675	6,710	13,563	13,563
Professional service fees	3,645	7,285	12,526	15,167
Advertising and promotional	3,938	3,504	7,380	6,975
Travel and related	3,656	3,533	6,562	6,291
Other	3,421	5,839	5,842	9,496
Total operating expenses	199,068	158,848	396,622	320,332
Operating income	87,670	69,279	162,225	128,317
Nonoperating Income (Expenses)
Investment income, net	1,674	1,390	3,247	2,534
(Loss) gain on securities, net	(569)	(980)	522	(1,234)
Debt expense	(1,020)	(974)	(2,079)	(2,347)
Other, net	(2)	(15)	(7)	(28)
Total nonoperating income (expenses), net	83	(579)	1,683	(1,075)
Income before income taxes	87,753	68,700	163,908	127,242
Income tax provision	31,335	26,437	58,531	48,561
Net income including the noncontrolling interests in subsidiaries	56,418	42,263	105,377	78,681
Less: Net income attributable to the noncontrolling interests in subsidiaries	3,709	504	7,225	615
Net income	$52,709	$41,759	$98,152	$78,066
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.51	$0.40	$0.94	$0.74
Cash dividends per share	$0.25	$0.25	$0.50	$0.50
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income including the noncontrolling interests in subsidiaries	$56,418	$42,263	$105,377	$78,681

Other comprehensive income, net of tax
Permanent equity
Unrealized gain on interest rate swap	0	0	0	42
Reclassification adjustment related to interest rate swap	0	0	0	227
Unrealized gain (loss) on securities available for sale	408	(299)	985	388
Reclassification adjustment related to securities available for sale	1,020	0	1,844	0
Foreign currency items	(302)	262	(276)	(178)
Temporary equity
Foreign currency translation (loss) gain	(3)	0	3	0
Other comprehensive income (loss)	1,123	(37)	2,556	479
Comprehensive income including the noncontrolling interests in subsidiaries	57,541	42,226	107,933	79,160
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	872	(298)	1,893	(383)
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	2,834	802	5,335	998
Comprehensive income attributable to Federated Investors, Inc.	$53,835	$41,722	$100,705	$78,545
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2014	$271,020	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697
Net income (loss)	0	78,066	0	0	78,066	998	79,064	(383)
Other comprehensive income, net of tax	0	0	0	479	479	0	479	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	10,539
Stock award activity	15,812	(12,396)	12,478	0	15,894	0	15,894	0
Dividends declared	0	(52,441)	0	0	(52,441)	0	(52,441)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	(134)	(134)	(1,630)
Purchase of treasury stock	0	0	(20,492)	0	(20,492)	0	(20,492)	0
Balance at June 30, 2015	$286,832	$518,623	$(173,272)	$(1,183)	$631,000	$1,022	$632,022	$12,223
Balance at December 31, 2015	$298,579	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734
Adoption of new accounting pronouncements	123	(911)	0	831	43	0	43	14,850
Net income	0	98,152	0	0	98,152	5,335	103,487	1,890
Other comprehensive income, net of tax	0	0	0	1,722	1,722	0	1,722	3
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	10,774
Deconsolidation	0	0	0	0	0	0	0	(1,372)
Stock award activity	12,898	(13,186)	13,337	0	13,049	0	13,049	0
Dividends declared	0	(51,984)	0	0	(51,984)	0	(51,984)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	(5,168)	(5,168)	(5,209)
Purchase of treasury stock	0	0	(41,014)	0	(41,014)	0	(41,014)	0
Balance at June 30, 2016	$311,600	$577,856	$(219,616)	$(2,056)	$667,784	$1,323	$669,107	$29,670
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$105,377	$78,681
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	5,856	8,058
Depreciation and other amortization	4,859	4,851
Share-based compensation expense	12,927	12,352
Loss on disposal of assets	1,394	760
Provision for deferred income taxes	11,911	11,576
Impairment of assets	1,637	0
Adoption of new accounting pronouncement	(2,653)	0
Net purchases of trading securities	(5,977)	(7,521)
Deferred sales commissions paid	(6,824)	(8,132)
Contingent deferred sales charges received	1,093	1,132
Other changes in assets and liabilities:
Increase in receivables, net	(5,532)	(1,912)
(Increase) decrease in prepaid expenses and other assets	(4,756)	1,150
Decrease in accounts payable and accrued expenses	(26,019)	(31,288)
(Decrease) increase in other liabilities	(4,141)	2,873
Net cash provided by operating activities	89,152	72,580
Investing Activities
Purchases of securities available for sale	(1,537)	(1,918)
Proceeds from redemptions of securities available for sale	151	0
Cash paid for property and equipment	(7,077)	(3,230)
Net cash used by investing activities	(8,463)	(5,148)
Financing Activities
Dividends paid	(51,986)	(52,448)
Purchases of treasury stock	(35,197)	(19,469)
Distributions to noncontrolling interest in subsidiaries	(10,377)	(1,764)
Contributions from noncontrolling interest in subsidiaries	10,774	10,539
Proceeds from shareholders for share-based compensation	149	82
Excess tax benefits from share-based compensation	0	2,198
Cash paid for business acquisitions	(70)	0
Payments on debt	(12,750)	(12,750)
Net cash used by financing activities	(99,457)	(73,612)
Net decrease in cash and cash equivalents	(18,768)	(6,180)
Cash and cash equivalents, beginning of period	172,628	115,267
Cash and cash equivalents, end of period	$153,860	$109,087
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Share-Based Compensation
During the second quarter 2016, Federated adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2016. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The adoption of ASU 2016-09 requires that all excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) now be recognized in the Income tax provision in the Consolidated Statements of Income. Accordingly, Federated reduced its income tax provision by $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. The ASU also requires excess tax benefits to be classified as operating activities along with other income tax cash flows within the Consolidated Statements of Cash Flows. These amendments were adopted on a prospective basis, which did not require the restatement of prior years.

ASU 2016-09 also allows entities to make an accounting policy election to either estimate the number of forfeitures expected to occur (as is currently required) or to account for actual forfeitures as they occur. Federated has elected to account for forfeitures as they occur. The ASU required the modified retrospective transition method through a cumulative-effect adjustment to retained earnings. Effective January 1, 2016, Federated recorded an adjustment of $0.1 million as a decrease to retained earnings and an increase to common stock to reflect this change in accounting policy.

(b) Recently Issued Accounting Guidance Not Yet Adopted

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update, and issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, on August 12, 2015. As a result of the deferral, the update is effective for Federated on January 1, 2018, with early adoption permitted on January 1, 2017. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance and ASU 2016-12, which addresses implementation issues and provides additional practical expedients. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. Management is currently evaluating the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
Money market assets	47%	31%
Equity assets	37%	47%
Fixed-income assets	16%	22%

The change in the relative proportion of Federated's revenue attributable to money market assets for the first six months of 2016 as compared to the same period in 2015 was primarily the result of the decrease in voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers) and, to a lesser extent, higher average money market assets.

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940 (Advisers Act), state laws regarding securities fraud, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. In 2014, among other developments, the Securities and Exchange Commission (SEC) promulgated new money market reform rules (2014 Money Fund Rules). In 2015, among other developments, the SEC staff published the 2014 Money Market Fund Reform Frequently Asked Questions and Valuation Guidance Frequently Asked Questions (the Money Fund Rules Guidance). On May 20, 2015, the SEC proposed rules seeking to modernize investment company reporting requirements and to require investment advisers to maintain additional performance records and provide to clients additional borrowing and derivative information relating to Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products). On September 22, 2015, the SEC proposed certain rule amendments under the 1940 Act that, if adopted as proposed, would require open-end mutual funds (other than money market funds) and exchange traded funds to have liquidity risk management programs that contain certain required elements. On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would enhance the regulation of the use of derivatives by investment companies. On April 6, 2016, the Department of Labor (DOL) released its final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (DOL Final Fiduciary Rule). On June 28, 2016, the SEC also proposed a rule that would require registered investment advisers to adopt and implement written business continuity and transition plans. Federated is analyzing the potential impact of these new rules. Federated also continues to evaluate the impact of the 2014 Money Fund Rules and Money Fund Rules Guidance on its money market products and strategies, product structuring and development initiatives and business. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continue to be considered but have not yet been finalized. Federated continues to dedicate internal and external resources to analyzing regulatory initiatives, and planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules and Money Fund Rules Guidance and other regulatory initiatives. See Management's Discussion and Analysis for additional information.

Low Short-Term Interest Rates
In December 2015, the Federal Open Market Committee of the Federal Reserve Board (FOMC) increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in 2015 and into 2016. On June 15, 2016 and again on July 27, 2016, the FOMC announced that it had decided to maintain this target rate. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of assets under management (AUM or managed assets) in certain money market funds and thus will vary depending upon the asset levels in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds, changes in expenses of the money market funds and changes in the mix of money market assets. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

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

The impact of Voluntary Yield-related Fee Waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Revenue	$(21.3)	$(84.2)	$(58.8)	$(178.3)
Less: Reduction in Distribution expense	16.5	60.2	44.4	124.8
Operating income	(4.8)	(24.0)	(14.4)	(53.5)
Less: (Increase)/Reduction in Noncontrolling interests	(0.2)	1.8	0.0	4.3
Pre-tax impact	$(5.0)	$(22.2)	$(14.4)	$(49.2)

The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased for the six-month period ended June 30, 2016 as compared to the same period in 2015 due primarily to higher yields on instruments held by the money market funds.

The FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, although the FOMC has reduced the forecasted pace of a rate increase for 2016 and 2017 and announced on June 15, 2016 and again on July 27, 2016, that it had decided to maintain the current target rate. Federated is unable to predict when, or to what extent, the FOMC will further increase its target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers.

(b) Revenue Concentration by Customer

Approximately 15% of Federated's total revenue for both the three- and six-month periods ended June 30, 2016 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant changes in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to related material distribution expenses associated with this intermediary.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1A - Risk Factors.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Consolidation

The Consolidated Financial Statements include the accounts of Federated, Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of the consolidated Federated Funds are restricted for use by the respective Federated Fund. Generally, neither creditors nor equity investors in the Federated Funds have any recourse to Federated’s general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $22.3 million and $16.9 million at June 30, 2016 and December 31, 2015, respectively.

In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of the Federated Funds for competitive, regulatory or contractual reasons. For the three and six months ended June 30, 2016, Federated waived fees, including Voluntary Yield-related Fee Waivers, totaling $102.2 million and $220.8 million, respectively, of which $74.3 million and $164.9 million, respectively, related to waivers for money market funds which meet the scope exception of ASU 2015-02. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain Federated money market funds in connection with the reorganization of such funds into certain affiliated Federated money market funds or in connection with the liquidation of a fund. In these instances, such capital contributions typically are intended to either cover realized losses or other permanent impairments to a fund's NAV or increase the market-based NAV per share of the investment company's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund. There were no material contributions for the three and six months ended June 30, 2016. Under new money fund regulations, and SEC staff guidance issued in 2015, Federated is now required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated.

In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to June 30, 2016 and December 31, 2015.

(a) Consolidated Voting Rights Entities

Effective January 1, 2016, most of the Federated Funds now meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of June 30, 2016, consolidated VREs included on Federated's Consolidated Balance Sheets included $12.1 million in Investments—consolidated investment companies and $1.9 million in Redeemable noncontrolling interest in subsidiaries.

(b) Consolidated Variable Interest Entities

As of June 30, 2016 and December 31, 2015, Federated was deemed to be the primary beneficiary of and therefore consolidated several Federated Funds as a result of its controlling financial interest. Certain of the VIEs consolidated as of December 31, 2015 were deemed to be VREs upon adoption of ASU 2015-02 and have been excluded from the June 30, 2016 balances in the table below. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of June 30, 2016.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$0.6	$3.1
Investments—consolidated investment companies	44.8	25.4
Receivables	1.5	0.2
Less: Liabilities	0.9	3.0
Less: Redeemable noncontrolling interest in subsidiaries	27.8	8.7
Federated's net interest in the consolidated Federated Fund VIEs	$18.2	$17.0

Federated's net interest in the consolidated Federated Fund VIEs of $18.2 million and $17.0 million at June 30, 2016 and December 31, 2015, respectively, represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent investments sold short and operating liabilities of the entities. The liabilities as of June 30, 2016 and December 31, 2015 are primarily classified as Accounts payable and accrued expenses and Other current liabilities, respectively, on Federated’s Consolidated Balance Sheets.

In addition to the table above, Federated has a majority interest (50.5%) and acts as the general partner in Passport Research Ltd. (Passport), a limited partnership. Edward D. Jones & Co., L.P. is the limited partner with a 49.5% interest. The partnership is an investment adviser to two sponsored funds and was deemed to be a VIE upon adoption of ASU 2015-02. Assets totaling $6.1 million primarily representing Cash and cash equivalents, liabilities totaling $3.4 million primarily representing operating liabilities and $1.3 million included in Nonredeemable noncontrolling interest in subsidiary are included on the Consolidated Balance Sheets as of June 30, 2016. There was no change to the Consolidated Financial Statements as a result of the adoption of ASU 2015-02 as Passport had been consolidated as a VRE under the previous guidance. See Part II, Item 5 of Federated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for additional information related to this partnership.

Other than those consolidated or deconsolidated upon the adoption of ASU 2015-02 (see Note (2)), Federated did not newly consolidate any VIEs or deconsolidate any material VIEs during the six months ended June 30, 2016.

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

At June 30, 2016, Federated’s investment and maximum risk of loss related to a non-consolidated VIE was entirely related to a Federated Fund and totaled $1.1 million, which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for this non-consolidated Federated Fund totaled $13.4 million at June 30, 2016.

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

Upon adoption of ASU 2015-02 effective January 1, 2016, certain of the non-consolidated VIEs included in the balances as of December 31, 2015 were deemed to be VREs or are money market funds which meet the scope exception and have been excluded from the June 30, 2016 balances above. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of June 30, 2016.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(6) Investments

Investments on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 included available-for-sale and trading securities. At June 30, 2016 and December 31, 2015, Federated held investments totaling $134.4 million and $141.7 million, respectively, in fluctuating-value sponsored mutual funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets. The decrease in Investments—affiliates primarily related to a newly consolidated VIE as a result of the adoption of ASU 2015-02 and is now recorded in Investments—consolidated investment companies. See Note (2) for additional information.

Available-for-sale securities were as follows:

	June 30, 2016				December 31, 2015
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity mutual funds	$31,968	$491	$(395)	$32,064	$32,357	$342	$(2,416)	$30,283
Fixed-income mutual funds	104,003	132	(1,786)	102,349	115,396	109	(4,040)	111,465
Total fluctuating-value mutual funds	$135,971	$623	$(2,181)	$134,413	$147,753	$451	$(6,456)	$141,748

As of June 30, 2016, unrealized losses of $2.2 million related to investments with a fair value of $108.9 million. Of these, investments with a fair value of $107.7 million with unrealized losses of $2.1 million have been in a continuous unrealized loss position for 12 months or longer. As of December 31, 2015, unrealized losses of $6.5 million related to investments with a fair value of $124.0 million. Of these, investments with a fair value of $92.6 million with unrealized losses of $5.5 million have been in a continuous unrealized loss position for 12 months or longer.

Federated regularly reviews its investments for other-than-temporary impairment using both qualitative and quantitative criteria. This review considers management's ability and intent to hold the security, as well as the near-term prospects of the investment and the duration and severity of the unrealized loss. During the second quarter of 2016, unrealized losses on two investments were deemed to be other-than-temporarily impaired. As a result, Federated recorded $1.6 million to (Loss) gain on securities, net to write down the carrying values of the investments. Management believes the remaining unrealized loss associated with Federated's available-for-sale securities as of June 30, 2016 will be recovered within the foreseeable future as management intends to hold these investments. Management does not believe these remaining investments are other-than-temporarily impaired.

Federated’s trading securities totaled $64.2 million and $32.4 million at June 30, 2016 and December 31, 2015, respectively. The increase in trading securities primarily related to the aforementioned newly consolidated VIE which was previously recorded in Investments—affiliates on the Consolidated Balance Sheets. See Note (2) for additional information. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the Federated Fund (see Note (5)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts.

Federated’s trading securities as of June 30, 2016 and December 31, 2015, were primarily invested in domestic debt securities ($44.6 million and $9.0 million, respectively), stocks of large U.S. and international companies ($8.9 million and $10.5 million, respectively) and investments in Federated Funds and other mutual funds ($8.8 million and $11.0 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Unrealized (loss) gain
Trading securities	$1,581	$(832)	$3,639	$(376)
Derivatives[1]	(410)	58	(303)	(100)
Realized gains[2]
Available-for-sale securities[3]	26	0	26	0
Trading securities	460	326	672	516
Derivatives[1]	149	61	555	296
Realized losses[2]
Available-for-sale securities[3]	(1,628)	0	(1,645)	0
Trading securities	(481)	(417)	(1,775)	(1,031)
Derivatives[1]	(266)	(176)	(647)	(539)
(Loss) gain on securities, net[4]	$(569)	$(980)	$522	$(1,234)

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3	Proceeds from redemptions of available-for-sale securities were $0.1 million and $0.2 million for the three and six months ended June 30, 2016.

4
Amounts related to consolidated entities, primarily Federated Funds, totaled $0.9 million and $1.9 million for the three and six months ended June 30, 2016, respectively, and $(0.8) million and $(1.1) million for the three and six months ended June 30, 2015, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient[3]	Total
June 30, 2016
Financial Assets
Cash and cash equivalents	$153,860	$0	$0	$0	$153,860
Available-for-sale equity securities	108,959	0	0	25,454	134,413
Trading securities—equity	13,443	625	0	5,548	19,616
Trading securities—debt	0	44,562	0	0	44,562
Other[1]	7	0	910	0	917
Total financial assets	$276,269	$45,187	$910	$31,002	$353,368

Total financial liabilities[2]	$66	$267	$2,229	$0	$2,562

December 31, 2015[3]
Financial Assets
Cash and cash equivalents	$172,628	$0	$0	$0	$172,628
Available-for-sale equity securities	117,422	0	0	24,326	141,748
Trading securities—equity	15,900	65	0	7,433	23,398
Trading securities—debt	0	9,041	0	0	9,041
Other[1]	4	17	910	0	931
Total financial assets	$305,954	$9,123	$910	$31,759	$347,746

Total financial liabilities[2]	$2,681	$59	$2,630	$0	$5,370

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include acquisition-related future consideration liabilities and may include investments sold short, foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds, as well as certain liabilities attributable to structured trade finance loans held by Federated.

3
Investments that calculate NAV as a practical expedient were recategorized and are no longer included within Level 2 of the valuation hierarchy as of December 31, 2015 (see Note (2) for additional information).

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $146.8 million and $162.2 million at June 30, 2016 and December 31, 2015, respectively. Cash investments in money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV practical expedient column in the table above.
Trading securities—equity
Trading securities - equity primarily represent the equity securities held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in Separate Accounts (included in Investments—other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on unadjusted quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds are determined by a third party pricing service (Level 2). For certain investments in funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV practical expedient column in the table above.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2016.

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

(8) Debt

Debt consisted of the following:

	Interest Rates
	June 30,	December 31,
(dollars in thousands)	2016	2015	June 30, 2016	December 31, 2015
Term Loan	1.585%	1.555%	$204,000	$216,750
Less: Short-term debt			25,500	25,500
Long-term debt			$178,500	$191,250

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of June 30, 2016, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During the six months ended June 30, 2016, Federated repaid $12.8 million of its borrowings on the Term Loan.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the six months ended June 30, 2016 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first six months of 2016, Federated awarded 514,660 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 863,137 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2015. Of this amount, 373,137 shares were awarded in connection with the aforementioned bonus program in 2015. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the six months ended June 30, 2016, there were no stock options exercised or granted. During the year ended December 31, 2015, there were 3,000 stock options exercised and no stock options granted.

(c) Non-Management Director Stock Award

Federated awarded 5,700 shares of Federated Class B common stock to non-management directors during each of the second quarters of 2016 and 2015. There were no additional awards to non-management directors in 2016 or 2015.

(10) Equity

In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities. During the first six months of 2016, Federated repurchased 1.4 million shares of Class B common stock for $41.0 million ($5.8 million of which was accrued in Other current liabilities as of June 30, 2016), nearly all of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited by employees and are not counted against the board-approved share

Notes to the Consolidated Financial Statements (continued)
(unaudited)

repurchase program. At June 30, 2016, 1.3 million shares remained available to be purchased under Federated's buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$52,709	$41,759	$98,152	$78,066
Less: Total income available to participating unvested restricted shareholders[1]	(2,118)	(1,661)	(3,947)	(3,141)
Total net income attributable to Federated Common Stock[2]	$50,591	$40,098	$94,205	$74,925
Denominator
Basic weighted-average common shares outstanding	99,592	100,732	99,697	100,686
Dilutive potential shares from stock options	1	2	1	2
Diluted weighted-average common shares outstanding	99,593	100,734	99,698	100,688
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.51	$0.40	$0.94	$0.74

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual

Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. Based on asset levels as of June 30, 2016 and performance goals, payments could total up to $31 million over the remaining terms of these arrangements.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2016, management does not believe that a material loss related to any of these matters is reasonably possible.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
Federated continues to believe that CCM's claims are meritless and without factual support and intends to continue to vigorously defend this lawsuit as it proceeds through summary judgment. Fact discovery and expert discovery have concluded. Briefing also has been concluded on an evidentiary motion filed by Federated seeking to exclude expert testimony presented by CCM. On June 9, 2016, following oral argument, the Court granted Federated's evidentiary motion, ruling CCM's expert reports and testimony inadmissible. Federated submitted a motion for summary judgment on July 15, 2016, seeking to have the Court rule in Federated’s favor as a matter of law. Briefing on Federated's summary judgment motion is scheduled to conclude on September 16, 2016. Federated continues to believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA.
As of June 30, 2016, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its Consolidated Financial Statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.
SEC Matter. On May 27, 2016, Federated Global Investment Management Corp. (Fed Global), an indirect wholly owned subsidiary of Federated and an investment adviser registered under the Investment Advisers Act of 1940 (Advisers Act), consented to the entry of an Order Instituting Administrative and Cease and Desist Proceedings (Order) in settlement of an Administrative Proceeding, In the Matter of Federated Global Investment Management Corp., Administrative Proceeding File No.3-17264, instituted by the SEC pursuant to Sections 203(e) and 203(k) of the Advisers Act. Fed Global consented to the Order without admitting or denying any findings contained in the Order, except as to the SEC's jurisdiction over Fed Global and the subject matter of the proceedings. The proceeding related to the period from approximately 2001 to 2010. Although Fed Global maintained extensive written policies and procedures and trained its personnel to prevent the misuse of material nonpublic information by employees, the Order stated that these policies and procedures were not reasonably designed to prevent the misuse of material nonpublic information with respect to the use of an outside consultant as part of its securities research and analysis activities. There was no finding of any misuse of material nonpublic information. As a result, Fed Global was found to have violated Section 204A of the Advisers Act (Section 204A). The Order noted that Fed Global took remedial action regarding its use of the outside consultant, including, among other things, terminating its agreement with the outside consultant in May 2010, prior to notification by the SEC staff of any investigation into this matter. Pursuant to the Order, Fed Global must cease and desist from committing or causing any violations and any future violations of Section 204A, Fed Global was censured, and Fed Global paid a civil money penalty in the amount of $1.5 million. The Order concludes the SEC's inquiry into this matter. Given the time period involved, that there was no finding of misuse of material nonpublic information, the corrective measures implemented in 2010, and the amount of the civil money penalty, Federated does not consider the Order material to Federated or its Consolidated Financial Statements.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2016, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding risks related to claims asserted or threatened against Federated.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Accumulated Other Comprehensive Loss Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized Loss on Securities Available for Sale[2]	Foreign Currency Translation Loss	Total
Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	614	(273)	408
Tax impact	(25)	(226)	95	(156)
Reclassification adjustments, before tax	358	0	0	358
Tax impact	(131)	0	0	(131)
Net current-period other comprehensive income (loss)	269	388	(178)	479
Balance at June 30, 2015	$0	$(738)	$(445)	$(1,183)

Balance at December 31, 2015	$0	$(3,795)	$(814)	$(4,609)
Other comprehensive income (loss) before reclassifications and tax	0	1,549	(424)	1,125
Tax impact	0	(564)	148	(416)
Reclassification adjustments, before tax[3]	0	2,898	0	2,898
Tax impact[3]	0	(1,054)	0	(1,054)
Net current-period other comprehensive income (loss)	0	2,829	(276)	2,553
Balance at June 30, 2016	$0	$(966)	$(1,090)	$(2,056)

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

(14) Subsequent Events

On July 28, 2016, the board of directors declared a $0.25 per share dividend to shareholders of record as of August 8, 2016 to be paid on August 15, 2016.

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

General

Federated is one of the largest investment managers in the U.S. with $367.2 billion in managed assets as of June 30, 2016. The majority of Federated’s revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other mutual fund-related services, including distribution and shareholder servicing.

Federated’s investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at June 30, 2016 attributable to such markets are as follows: wealth management and trust (43%), broker/dealer (33%), institutional (21%) and international (3%).
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
Federated’s most significant operating expenses are Distribution expense, as described above, and Compensation and related expense. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated, investment management performance and sales performance.
The discussion and analysis of Federated’s financial condition and results of operations are based on Federated’s Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated’s performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated’s growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by management’s decisions regarding Voluntary Yield-related Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated’s financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

Money Market Fund Matters
For the six-month periods ended June 30, 2016 and 2015, approximately 47% and 31%, respectively, of Federated’s total revenue was attributable to money market assets. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further prolonged periods of low short-term interest rates or declines in short-term interest rates and resulting fee waivers, investor preferences for deposit products, other FDIC-insured products or passive investment products, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

(a) Current Regulatory Environment
Domestic
Increased regulation and oversight of the investment management industry in the United States continues in 2016. This has required, and is expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and has caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and customer relationships. The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows.
The implementation of changes in response to the amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other laws and regulations, adopted by the SEC as part of the 2014 Money Fund Rules, and the related Money Fund Rules Guidance, that was last revised by the SEC staff on May 23, 2016, continues. The 2014 Money Fund Rules built on initial money market fund reforms adopted by the SEC in 2010. Under the 2014 Money Fund Rules, compliance with certain current event and related website disclosure requirements was required on July 14, 2015. In addition to compliance with certain diversification, stress testing, and disclosure requirements, which was required by April 14, 2016, compliance with the 2014 Money Fund Rules is required by October 14, 2016 with respect to the floating NAV requirements for institutional prime and municipal (or tax-exempt) money market funds. These requirements will require such funds to utilize market-based valuations to calculate a floating NAV rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Government or retail money market funds will be allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating their NAVs. Compliance by October 14, 2016 also is required with respect to the provisions of the 2014 Money Fund Rules regarding the liquidity fees and redemption limits (gates) permitted, or in certain cases required, for money market funds (other than government money market funds), as well as related disclosure requirements.
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
On June 28, 2016, the SEC proposed a rule that would require registered investment advisers to adopt and implement written business continuity and transition plans. If enacted as proposed, the rule would require registered investment advisers to assess and inventory components of their businesses, including operational and other risks related to significant disruptions in operations, and to design, adopt and implement written business continuity and transition plans "reasonably designed to address operational and other risks related to a significant disruption in the investment adviser’s operations." Registered investment advisers also would be required to comply with certain additional recordkeeping and compliance requirements related to business continuity and transition plans.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies involving various topics, such as fixed-income and high yield liquidity, liquidity controls, liquid alternatives, the impact of the United Kingdom's (UK) vote to exit the European Union (EU), cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," and intermediary and other payments and related disclosures. The SEC staff also has continued to focus its attention on liquidity and redemption risks, leverage, information security, vendor risk management and other operational risks, and the failure/closing of investment industry participants. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. For example, on September 21, 2015, the SEC announced a settlement of an enforcement action brought against a third-party mutual fund investment adviser and distributor relating to alleged improper payments to intermediaries. In 2015, the SEC staff also issued guidance statements on (among other topics) cybersecurity and, in January 2016, issued a guidance statement on mutual fund distribution and sub-accounting fees, which provided guidance based, in part, on the SEC staff's "distribution in guise" sweep examination and outlined the SEC staff's views on issues that may arise when mutual funds make payments to financial intermediaries that provide shareholder and recordkeeping services to shareholders, particularly regarding whether a portion of those payments may be viewed as being used to finance distribution of fund shares. On March 2, 2016, the SEC staff issued a guidance statement on revising fund disclosure in light of changing market conditions. On June 28, 2016, the SEC staff also issued guidance addressing business continuity planning for registered investment companies, including the oversight of the operational capabilities of key fund service providers. Under this guidance, the SEC staff indicated that fund complexes should consider their compliance obligations when assessing their "ability to continue operations during a business continuity event" and suggests the development of plans related to potential breaches and disruptions at critical service providers and protocols for internal and external communications, including to investors, regulators and the press.
Regulation or potential regulation by other regulators, in addition to the SEC, also continues to affect investment management industry participants, including Federated. Among other regulatory changes, at the time the 2014 Money Fund Rules were adopted, the U.S. Treasury Department (Treasury Department) and Internal Revenue Service (IRS) issued certain rules, which were finalized on July 7, 2016, aimed at, among other things, addressing for investors in an institutional prime or municipal (or

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

tax-exempt) money market fund with a fluctuating NAV the application of wash sale rules and relief from the tax burdens derived from small capital gains and losses for shareholders that frequently purchase or redeem shares (such as through a broker/dealer or bank "sweep arrangement"). On July 31, 2014, the Financial Stability Oversight Council (FSOC) indicated that it intended to monitor the effectiveness of the 2014 Money Fund Rules, which prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying the financial stability implications of the asset management sector. At its September 2015 meeting, the FSOC indicated that it was engaged in an ongoing process of evaluating the asset management industry. On April 18, 2016, the FSOC released its Update on Review of Asset Management Products and Activities (Update), which discusses FSOC's views on potential risks to financial stability arising from certain asset management products and activities, including mutual funds, other pooled investment vehicles and separately managed accounts. In the Update, the FSOC focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. FSOC also indicated that, among other additional analysis, the FSOC would continue to review and monitor the SEC's proposed rules on modernization, liquidity management and derivatives and their implications for financial stability. Certain proposed legislation currently pending in Congress also seeks to address, among other items relating to the FSOC's authority, the transparency of the FSOC's decision making process.
Finally, on April 6, 2016, the DOL issued its Final Fiduciary Rule, which imposes a modified fiduciary standard for retirement plan advisers. The DOL's Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisers by requiring such advisers to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. The Final Fiduciary Rule goes into effect in April 2017. Two major requirements of the Final Fiduciary Rule, however, will be transitioned over time so that the full requirements of the Final Fiduciary Rule will take effect on January 1, 2018. There are currently at least five lawsuits that have been filed challenging the validity of the Final Fiduciary Rule on various grounds. Federated is analyzing the Final Fiduciary Rule and the related guidance, comprised of over one thousand pages, and its potential impact on Federated’s business, results of operations, financial condition and/or cash flows, including with respect to the fees Federated and retirement plan advisers will be able to earn on investment products and services sold to retirement plan clients.
Management believes that the floating NAV under the 2014 Money Fund Rules will be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated continues to dedicate internal and external resources to analyze and address the evolving changes to these various regulations applicable to Federated, including the 2014 Money Fund Rules, Money Fund Rules Guidance, and the investment company modernization, uniform credit standard, liquidity, derivative, fiduciary, business continuity and transition planning, and other final and proposed regulations, guidance, initiatives and actions referred to above (Other Regulatory Developments), and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new regulatory requirements. The 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and may cause, certain money market fund products to be less attractive to institutional and other investors, reductions in AUM and revenues, and/or adjustments to product structures and pricing, offerings and development efforts, as well as asset flows and customer relationships. Federated also continues to dedicate resources to planning and implementing product development and restructuring initiatives in response to the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments. Federated's analysis, planning and implementation efforts have included, and are expected to continue to include, consideration of Federated's legislative, regulatory, product structure and development, information system

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences.
While significant steps in Federated's efforts to adjust its product line, in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, have been completed, Federated's plans are not finalized or completed, continue to evolve and remain subject to any necessary approvals. Federated has taken, and continues to take, steps to adjust its product line to address the liquidity management needs of its broad array of customers. Federated will continue to offer Treasury and government money market funds without the liquidity fees or gates as permitted by the 2014 Money Fund Rules. Federated's Treasury and government money market funds will continue to seek a $1.00 NAV per share. Federated has designated a subset of its prime and municipal money market funds as retail money market funds under the 2014 Money Fund Rules, and Federated's retail money market funds will continue to seek to maintain an NAV of $1.00 per share and have the required provisions for liquidity fees and gates under the 2014 Money Fund Rules. Federated plans to offer four institutional prime money market funds and one institutional national municipal (or tax-exempt) money market fund, that will, beginning on or about October 14, 2016, have an NAV extended to four decimal places that will fluctuate, provide either a single-strike NAV or multi-strike intraday pricing and have the required provisions for liquidity fees and gates. Federated intends to offer at least one 60-day maximum maturity fund, while other existing funds will remain 397-day maximum maturity funds. Other steps in Federated's product line adjustments have included, or may include, for example, reorganizing, renaming, modifying, making pricing adjustments or adding share classes to certain existing Federated Funds, modifying fund disclosures and developing new products and strategies. For example, Federated continues to explore investment options for certain customers and anticipates launching later in 2016 one or more collective funds and private funds that mirror existing Federated money market funds as investment options for qualified investors. Federated anticipates that the adjustments to Federated's product line will offer investors a full menu of product choices for liquidity management.
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
On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of June 30, 2016, given the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments, and the potential for future additional regulation or guidance, Federated is unable to fully assess the degree of the impact of these regulatory requirements and developments, and Federated's related efforts, on its business, results of operations, financial condition and/or cash flows. These regulatory changes and developments, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. In management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with these regulatory requirements and developments ultimately may be successful.
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

International
On June 23, 2016, in a referendum on the UK's continued membership of the EU, the people of the UK voted to leave the EU (so called "Brexit"). If carried through, the process for agreeing and implementing the UK's withdrawal from the EU is expected to take two years or more and to result in significant political and economic uncertainty, while the UK government

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

and the European Council negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See "Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets" in Item 1A, Risk Factors in Federated’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. It is unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the FTT. Federated is monitoring the impact of Brexit but, as of June 30, 2016, is unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated’s business, results of operations, financial condition and/or cash flows.
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
The European Council, which is made up of representatives from each Member State, adopted its own version of money market fund reform in June 2016. Formal discussions of money market fund reform by the European Council commenced under the Italian Presidency (July 1, 2014 - December 31, 2014) and concluded under the Dutch Presidency (January 1, 2016 - June 30, 2016). Under the European Council text, European money market fund reform will include CNAV, LVNAV and VNAV funds. Among other reforms, an LVNAV fund will be able to use amortized cost for securities with remaining maturities of 75 days or less, provided that the overall deviation between the funds' shadow price and amortized cost price is less than 20 basis points. If liquid assets would fall below 30% of total assets, a fund’s board could choose from several options, including imposing liquidity fees of up to 2% on redemptions, instituting redemption gates that limit the number of shares in CNAV or LVNAV funds to be redeemed in a trading day to a maximum of 10% of shares for up to 15 days, or suspending redemptions for up to 15 days. Most importantly, the European Council text does not include a sunset provision for LVNAV funds and does not limit Government CNAV Funds to only European sovereign securities. The proposed money market fund reforms that are ultimately adopted could vary materially from that proposed by the European Council or the European Parliament.
The next step is for the European Council and European Parliament to negotiate at a trialogue to form a final European text. The Slovakian Presidency has scheduled trialogue discussions for the second half of 2016, and while there are no certainties, management understands that a possible resolution on European money market fund reform could be agreed upon by the end of 2016. As noted above, however, Brexit could delay agreement on, and implementation of, European money market fund reforms.
Discussions regarding a European FTT also continue without such an FTT being adopted. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 8, 2015, after one of the 11 participating European Union Member States, Estonia, dropped out of the discussions, and despite opposition by the United Kingdom, the remaining 10 participating Member States agreed on certain fundamental aspects of the tax, including that: (1) the FTT should apply to all (including intra-day) share transactions, except transactions of agents and clearing members when acting as facilitators and, possibly, certain narrowly-defined market making transactions; and (2) the FTT should apply to derivatives based on the principle of the widest possible base and low rates, without impacting the cost of sovereign borrowing, and be determined based on the type of derivative involved in a transaction (e.g., for option-type derivatives, preferably the option premium; for other types of derivatives coming with a maturity, preferably a term-adjusted notional amount or, where available, market value; and for other types of derivatives not coming with a maturity, the notional amount or, where available, market value), with adjustments to the tax base in some cases to avoid distortions and no market making exception. While the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

remaining participating Member States generally agreed that the jurisdictional scope of the FTT should be based on the location of the parties to the transaction and the share issuer, and that the impact of the FTT on the real economy and pension schemes should be minimized, additional analysis and discussions will be conducted on the FTT's impact, the financial viability of the FTT for each country and certain other issues. The participating Member States agreed to target mid-2016 for a final agreement on the FTT. The Netherlands Presidency of the European Council, however, did not include the FTT among the topics due for political agreement during its six-month term ending June 30, 2016. In late January 2016, Johan Van Overtveldt, the Finance Minister of Belgium, one of the remaining 10 participating Member States, announced that the present drafts of the FTT proposal were unacceptable. A February meeting of ministers from the Member States supporting the FTT also was canceled. A June 2, 2016 report prepared by the EU Council of Ministers indicated that Member States still have key reservations about the structure of the FTT and differences still exist regarding exemptions from the FTT, including regarding how to exempt transactions in non-participating EU Member States, how to protect market-making activities by banks, and exemptions for derivatives used to hedge risk when buying sovereign debt. Management does not anticipate an agreement on the FTT until later in the second half of 2016 at the earliest. The time needed to implement any agreement is not known at this time. As noted above, however, Brexit could delay agreement on, and implementation of, the FTT in Europe.
After publishing an initial consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" in January 2014, the Financial Stability Board (FSB) and International Organization of Securities Commissions (IOSCO) published for comment on March 6, 2015 a second consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation). In the Second Consultation, the FSB and IOSCO took a more inclusive approach setting forth revised methodologies for assessing the systemic risk of investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplated the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors. As noted in its May 29, 2015 comment letter submitted to the FSB and IOSCO on the Second Consultation, Federated believes that the application of the Second Consultation's criteria should generally result in the exclusion of funds and asset managers that do not make significant use of leverage or derivatives from being designated as non-bank, non-insurance company global systemically important financial institutions. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions. On June 17, 2015, IOSCO announced that its risk analysis will initially focus on industry activities and managers in the broader global financial context in identifying potential systemic risks, rather than on the size of asset managers, but that after that review is complete, work on methodologies for the identification of individual entities should be reassessed. On July 30, 2015, the FSB announced that it has decided to wait to finalize the assessment methodologies for non-bank non-insurance company global systemically important financial institutions until after its current work on financial stability risks stemming from asset management activities is completed. The FSB indicated that, after discussing its initial findings in September 2015, it will develop activities-based policy recommendations. On June 22, 2016, the FSB published a consultative document, "Proposed Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities," in which the FSB focused on liquidity, leverage, operational risks in transferring investment mandates or accounts, and securities lending activities as potential sources of vulnerabilities. The FSB document also focused on structural vulnerabilities of pension funds, sovereign wealth funds and exchange-traded funds. Among other policy recommendations to address the identified vulnerabilities, the FSB recommended increased transparency and reporting, improved liquidity risk management, adoption of consistent measures of leverage, development of more robust risk management frameworks and business continuity and transition plans, and increased monitoring of securities lending practices. The FSB intends to consider comments on this consultative document, finalize its recommendations by the end of 2016, and then work with IOSCO to operationalize the final recommendations.
European money market reform and the imposition of the FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, the FSB consultative document or other initiatives also may affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals, the FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

(b) Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in 2015 and into 2016. On June 15, 2016 and again on July 27, 2016, the FOMC announced that it had decided to maintain this target rate. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. See Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers.
Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the third quarter of 2016 may result in a negative pre-tax impact on income of approximately $4 million. Any potential waiver recovery may be offset by changes in customer relationships or arrangements, among other potential factors. An expected change in a customer relationship may reduce pre-tax income by approximately $6 million per quarter beginning in late 2016. See Part II, Item 5 of Federated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for additional information. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Excluding the possible impact of this customer relationship change, management estimates that an increase of 25 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers to approximately $1 million per quarter and an increase of 50 basis points could nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2016	2015
By Asset Class
Money market	$254,992	$241,982	5%
Equity	61,861	54,789	13
Fixed-income	50,325	52,904	(5)
Total managed assets	$367,178	$349,675	5%
By Product Type
Mutual Funds:
Money market	$218,107	$208,786	4%
Equity	37,076	35,533	4
Fixed-income	38,611	40,042	(4)
Total mutual fund assets	293,794	284,361	3
Separate Accounts:
Money market	36,885	33,196	11
Equity	24,785	19,256	29
Fixed-income	11,714	12,862	(9)
Total separate account assets	73,384	65,314	12
Total managed assets	$367,178	$349,675	5%

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2016	2015		2016	2015
By Asset Class
Money market	$254,693	$239,774	6%	$257,448	$246,518	4%
Equity	58,680	55,476	6	55,733	54,130	3
Fixed-income	50,793	53,319	(5)	50,836	53,362	(5)
Total average managed assets	$364,166	$348,569	4%	$364,017	$354,010	3%
By Product Type
Mutual Funds:
Money market	$217,226	$205,943	5%	$219,537	$212,056	4%
Equity	35,891	35,998	0	34,406	35,080	(2)
Fixed-income	38,214	40,574	(6)	37,995	40,793	(7)
Total average mutual fund assets	291,331	282,515	3	291,938	287,929	1
Separate Accounts:
Money market	37,467	33,831	11	37,911	34,462	10
Equity	22,789	19,478	17	21,327	19,050	12
Fixed-income	12,579	12,745	(1)	12,841	12,569	2
Total average separate account assets	72,835	66,054	10	72,079	66,081	9
Total average managed assets	$364,166	$348,569	4%	$364,017	$354,010	3%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Equity Funds
Beginning assets	$34,935	$34,951	$34,125	$33,141
Sales	3,117	2,389	6,556	5,194
Redemptions	(2,294)	(1,923)	(4,814)	(3,837)
Net sales	823	466	1,742	1,357
Net exchanges	(16)	6	(53)	45
Market gains and losses/reinvestments[1]	1,334	110	1,262	990
Ending assets	$37,076	$35,533	$37,076	$35,533

Equity Separate Accounts
Beginning assets	$21,550	$19,086	$19,431	$18,285
Sales[2]	3,156	1,449	5,506	3,142
Redemptions[2]	(1,153)	(1,084)	(2,382)	(2,038)
Net sales[2]	2,003	365	3,124	1,104
Market gains and losses[3]	1,232	(195)	2,230	(133)
Ending assets	$24,785	$19,256	$24,785	$19,256

Total Equity Assets
Beginning assets	$56,485	$54,037	$53,556	$51,426
Sales[2]	6,273	3,838	12,062	8,336
Redemptions[2]	(3,447)	(3,007)	(7,196)	(5,875)
Net sales[2]	2,826	831	4,866	2,461
Net exchanges	(16)	6	(53)	45
Market gains and losses/reinvestments[1]	2,566	(85)	3,492	857
Ending assets	$61,861	$54,789	$61,861	$54,789

Fixed-income Funds
Beginning assets	$37,826	$41,039	$37,989	$40,456
Sales	3,467	3,251	6,801	7,742
Redemptions	(3,364)	(4,004)	(7,444)	(8,197)
Net sales (redemptions)	103	(753)	(643)	(455)
Net exchanges	18	(22)	(31)	(59)
Market gains and losses/reinvestments[1]	664	(222)	1,296	100
Ending assets	$38,611	$40,042	$38,611	$40,042

Fixed-income Separate Accounts
Beginning assets	$13,352	$12,523	$13,130	$12,251
Sales[2]	147	754	344	993
Redemptions[2]	(2,105)	(277)	(2,433)	(481)
Net (redemptions) sales [2]	(1,958)	477	(2,089)	512
Market gains and losses[3]	320	(138)	673	99
Ending assets	$11,714	$12,862	$11,714	$12,862

Total Fixed-income Assets
Beginning assets	$51,178	$53,562	$51,119	$52,707
Sales[2]	3,614	4,005	7,145	8,735
Redemptions[2]	(5,469)	(4,281)	(9,877)	(8,678)
Net (redemptions) sales[2]	(1,855)	(276)	(2,732)	57
Net exchanges	18	(22)	(31)	(59)
Market gains and losses/reinvestments[1]	984	(360)	1,969	199
Ending assets	$50,325	$52,904	$50,325	$52,904

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Funds
Beginning assets	$72,761	$75,990	$72,114	$73,597
Sales	6,584	5,640	13,357	12,936
Redemptions	(5,658)	(5,927)	(12,258)	(12,034)
Net sales (redemptions)	926	(287)	1,099	902
Net exchanges	2	(16)	(84)	(14)
Market gains and losses/reinvestments[1]	1,998	(112)	2,558	1,090
Ending assets	$75,687	$75,575	$75,687	$75,575

Separate Accounts
Beginning assets	$34,902	$31,609	$32,561	$30,536
Sales[2]	3,303	2,203	5,850	4,135
Redemptions[2]	(3,258)	(1,361)	(4,815)	(2,519)
Net sales[2]	45	842	1,035	1,616
Market gains and losses[3]	1,552	(333)	2,903	(34)
Ending assets	$36,499	$32,118	$36,499	$32,118

Total Assets
Beginning assets	$107,663	$107,599	$104,675	$104,133
Sales[2]	9,887	7,843	19,207	17,071
Redemptions[2]	(8,916)	(7,288)	(17,073)	(14,553)
Net sales[2]	971	555	2,134	2,518
Net exchanges	2	(16)	(84)	(14)
Market gains and losses/reinvestments[1]	3,550	(445)	5,461	1,056
Ending assets	$112,186	$107,693	$112,186	$107,693

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
By Asset Class
Money market assets	71%	70%	47%	31%
Equity assets	15%	15%	37%	47%
Fixed-income assets	14%	15%	16%	22%
By Product Type
Mutual Funds:
Money market assets	60%	60%	46%	30%
Equity assets	9%	10%	30%	39%
Fixed-income assets	10%	11%	14%	20%
Separate Accounts:
Money market assets	11%	10%	1%	1%
Equity assets	6%	5%	7%	8%
Fixed-income assets	4%	4%	2%	2%

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

As of June 30, 2016, total managed assets increased 5% from June 30, 2015 primarily as a result of increases in money market and equity assets, partially offset by a decrease in fixed-income assets. Average managed assets increased 4% and 3% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Period-end money market assets increased 5% at June 30, 2016 compared to June 30, 2015. Average money market assets increased 6% and 4% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. After raising the benchmark rate in December 2015 for the first time in nearly ten years to a still accommodative range of 0.25% to 0.50%, Federal Reserve policymakers deferred making additional increases at their April, June and July meetings, citing global uncertainties. Period-end equity assets increased 13% at June 30, 2016 compared to June 30, 2015 primarily due to net sales and, to a lesser extent, market appreciation. Average equity assets increased 6% and 3% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Period-end fixed-income assets decreased 5% at June 30, 2016 compared to June 30, 2015, primarily as a result of net redemptions, partially offset by market appreciation. Average fixed-income assets decreased 5% for both the three and six months ended June 30, 2016 as compared to the same periods in 2015. Both equity and fixed-income assets benefited during the period from the continued rebound in oil prices, modest improvements in the U.S. and European economies and diminished concerns about China. Global central banks continued to add stimulus or, in the case of the Federal Reserve, put off tightening, causing longer-term sovereign bond yields to trend down over the quarter and, in some countries, to turn negative. Two key indicators of equity-market performance, the S&P 500 and Dow Jones Industrial Average, closed slightly up for the quarter, overcoming a brief but steep sell-off in late June after U.K. citizens surprisingly voted in favor of leaving the European Union. With regard to fixed income assets, yields as reflected by 10-year Treasuries ended the quarter significantly lower than where they started, while credit sectors as measured by their respective indices mimicked equities and closed the quarter with positive returns.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $58.6 million for the three-month period ended June 30, 2016 as compared to the same period in 2015 primarily due to a decrease of $62.9 million in Voluntary Yield-related Fee Waivers and an increase of $4.6 million due to higher average money market assets. The increase in revenue was partially offset by a decrease of $4.1 million from lower average fixed-income assets and a decrease of $1.1 million due to a change in the mix of average equity assets.

Revenue increased $110.2 million for the six-month period ended June 30, 2016 as compared to the same period in 2015 primarily due to a decrease of $119.5 million in Voluntary Yield-related Fee Waivers and an increase of $7.0 million due to higher average money market assets. The increase in revenue was partially offset by a decrease of $8.9 million from lower average fixed-income assets and a decrease of $4.8 million due to a change in the mix of average equity assets.

See the previous section under the caption Business Developments - Low Short-Term Interest Rates and Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the six-month period ended June 30, 2016, Federated’s ratio of revenue from managed assets to average managed assets was 0.31% as compared to 0.26% for the same period of 2015. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers.

Operating Expenses. Total operating expenses for the three-month period ended June 30, 2016 increased $40.2 million compared to the same period in 2015. Distribution expense increased $40.7 million in the second quarter of 2016 compared to the same period in 2015 primarily due to an increase of $43.7 million related to decreased Voluntary Yield-related Fee Waivers. Compensation and related expense increased $4.3 million in the second quarter of 2016 compared to the same period in 2015 reflecting a $3.2 million increase in incentive compensation driven primarily by sales performance. The increase in operating expenses was partially offset due to the recognition of $3.5 million in insurance proceeds in the second quarter of 2016 for claims submitted over the past several years relating to a legal matter, which was primarily recorded in Professional service fees. See Note (12) to the Consolidated Financial Statements under the caption SEC Matter for additional information.

Total operating expenses for the six-month period ended June 30, 2016 increased $76.3 million compared to the same period in 2015. Distribution expense increased $75.6 million in the first six months of 2016 compared to the same period in 2015 primarily due to an increase of $80.4 million related to decreased Voluntary Yield-related Fee Waivers. Compensation and related expense increased $4.6 million in the first six months of 2016 compared to the same period in 2015 reflecting a $4.7 million increase in incentive compensation driven primarily by sales performance. The increase in operating expenses was partially offset due to the recognition of $3.5 million in insurance proceeds in the second quarter of 2016 for claims submitted over the past several years relating to a legal matter, which was primarily recorded in Professional service fees. See Note (12) to the Consolidated Financial Statements under the caption SEC Matter for additional information.

Nonoperating Income (Expenses). Nonoperating income (expenses), net increased $0.7 million for the three-month period ended June 30, 2016 as compared to the same period in 2015. The change is primarily due to an increase in (Loss) gain on securities, net of $0.4 million due primarily to an increase in the market value of trading securities in the second quarter of 2016 as compared to a decrease in market value for the same period in 2015 ($2.0 million), partially offset by the impairment of two available-for-sale securities in the second quarter of 2016 ($1.6 million) and an increase in Investment income, net of $0.3 million.

Nonoperating income (expenses), net increased $2.8 million for the six-month period ended June 30, 2016 as compared to the same period in 2015. The change is primarily due to (1) an increase in (Loss) gain on securities, net of $1.8 million due primarily to an increase in the market value of trading securities in the first six months of 2016, compared to a decrease in market value for the same period in 2015 ($3.4 million), partially offset by the impairment of two available-for-sale securities in the second quarter of 2016 ($1.6 million), (2) an increase in Investment income, net of $0.7 million and (3) a decrease in Debt expense of $0.3 million primarily due to a lower average outstanding loan balance.

Income Taxes. The income tax provision increased $4.9 million for the three-month period ended June 30, 2016 as compared to the same period in 2015 primarily due to higher income before income taxes. The effective tax rate was 35.7% for the three-month period ended June 30, 2016 as compared to 38.5% for the same period in 2015. The decrease in the effective tax rate is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

primarily due to an increase in net income from noncontrolling interests for the three-month period ended June 30, 2016 as compared to the same period in 2015, which is not taxable to Federated but is included in Income before income taxes.

The income tax provision increased $10.0 million for the six-month period ended June 30, 2016 as compared to the same period in 2015 primarily due to higher income before income taxes. The effective tax rate was 35.7% for the six-month period ended June 30, 2016 as compared to 38.2% for the same period in 2015. The decrease in the effective tax rate is primarily due to an increase in net income from noncontrolling interests for the six-month period ended June 30, 2016 as compared to the same period in 2015, which is not taxable to Federated but is included in Income before income taxes.

Net Income Attributable to the Noncontrolling Interests in Subsidiaries. Net income attributable to the noncontrolling interests in subsidiaries increased $3.2 million in the second quarter of 2016 compared to the same period in 2015 primarily due a decrease of $2.0 million in Voluntary Yield-related Fee Waivers and $1.2 million primarily related to a newly consolidated VIE during 2016. See Note (2) to the Consolidated Financial Statements for additional information.

Net income attributable to the noncontrolling interests in subsidiaries increased $6.6 million for the six-month period ended June 30, 2016 compared to the same period in 2015 primarily due to a decrease of $4.3 million in Voluntary Yield-related Fee Waivers and $2.3 million primarily related to a newly consolidated VIE during 2016. See Note (2) to the Consolidated Financial Statements for additional information.

Net Income Attributable to Federated Investors, Inc. Net income increased $11.0 million for the three-months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three-months ended June 30, 2016 increased $0.11 as compared to the same period of 2015 primarily due to increased net income.

Net income increased $20.1 million for the six-month period ended June 30, 2016 as compared to the same period in 2015, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the six-month period ended June 30, 2016 increased $0.20 as compared to the same period of 2015 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2016, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $358.3 million as compared to $367.4 million at December 31, 2015. The change in liquid assets is primarily related to the decrease in Cash and cash equivalents and summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities. This is partially offset by an increase in Receivables due primarily to increased revenue.

At June 30, 2016, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, for cash invested in certain money market funds (approximately $145 million), only indirect short-term exposures exist primarily to high-quality international bank names that are subject to Federated's credit analysis process and that meet the requirements of Rule 2a-7.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $89.2 million for the six months ended June 30, 2016 as compared to $72.6 million for the same period in 2015. The increase of $16.6 million was primarily due to an increase in cash received related to the $110.2 million increase in revenue previously discussed, partially offset by an increase in cash paid related to the $75.6 million increase in distribution-related expense previously discussed and an increase of $13.9 million in cash paid for taxes for the six months ended June 30, 2016 as compared to the same period in 2015 due primarily to increased net income for the same comparative periods.

Cash Used by Investing Activities. During the six-month period ended June 30, 2016, net cash used by investing activities was $8.5 million which primarily represented cash paid for property and equipment (including technology).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Cash Used by Financing Activities. During the six-month period ended June 30, 2016, net cash used by financing activities was $99.5 million. During the first six months of 2016, Federated (1) paid $52.0 million or $0.50 per share in dividends to holders of its common shares, (2) paid $35.2 million to purchase treasury stock and (3) repaid $12.8 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the six-month periods ended June 30, 2016 and 2015, Federated made principal payments on the Term Loan of $12.8 million. As of June 30, 2016, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2016. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2016, the interest coverage ratio was 105 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2016, the leverage ratio was 0.6 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On July 28, 2016, the board of directors declared a $0.25 per share dividend to shareholders of record as of August 8, 2016 to be paid on August 15, 2016.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility included in the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which, subsequent to the $6.4 million debt payment made in early July 2016, could cause total outstanding borrowings to total as much as $398 million.

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated’s goodwill as of June 30, 2016.

For balances at June 30, 2016 as compared to December 31, 2015, Investments—consolidated investment companies increased $31.5 million and Redeemable noncontrolling interest in subsidiaries increased $20.9 million due primarily to the impact of a newly consolidated VIE as a result of the adoption of ASU 2015-02. See Note (2) to the Consolidated Financial Statements for additional information.

Accrued compensation and benefits at June 30, 2016 decreased $32.1 million from December 31, 2015 primarily due to the 2015 accrued annual incentive compensation being paid in the first quarter of 2016 ($67.6 million), partially offset by certain 2016 incentive compensation accruals recorded at June 30, 2016 ($37.3 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Long-term deferred tax liability, net increased $11.4 million at June 30, 2016 compared to December 31, 2015, primarily due to tax amortization deductions related to indefinite lived intangible assets and goodwill, which are not amortized for book purposes, but rather assessed for impairment each reporting period.

There were no indicators of goodwill impairment as of June 30, 2016 as Federated’s market capitalization exceeded the book value of equity by approximately 350%.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various employment and incentive arrangements, Federated may be required to make certain compensation-related payments. See Note (12) to the Consolidated Financial Statements for more information.

Legal Proceedings. Federated has claims asserted against it from time to time. See Note (12) to the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

For a list of new accounting standards applicable to Federated, see Note (2) to the Consolidated Financial Statements.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated’s exposures to market risk during the six months ended June 30, 2016 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at June 30, 2016.

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Item 1A. Risk Factors

The following risk factor is provided to update the Risk Factors of Federated previously disclosed in periodic reports filed with the SEC, including Federated's Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016:
Risks Related to Auditor Independence. Public companies, such as Federated, utilize the audit services of a registered public accounting firm (Accounting Firm) to audit or review their financial statements included in certain public filings, such as their Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. The Accounting Firm is required to make a determination that such firm satisfies certain independence requirements under the federal securities laws. Like other public companies, there is a risk that activities or relationships of the Accounting Firm engaged by Federated, or such firm's partners or employees, can prevent a determination from being made that such firm satisfies such independence requirements with respect to Federated, which could render such firm ineligible to serve as Federated's independent Accounting Firm. Since Federated's independent Accounting Firm, like the Accounting Firms of many other public companies that sponsor and advise investment funds, acts in a similar capacity to several Federated Funds sponsored and advised by Federated, if a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Fund, the Accounting Firm also could be prevented from making a determination that it satisfies the independence requirements with respect to Federated, since Federated is an affiliate (i.e., the ultimate parent company) of the investment adviser to the relevant Federated Fund.
For example, Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) prohibits Accounting Firms, or covered person professionals within the firms, from having certain financial relationships with their audit clients and affiliated entities. Federated's independent Accounting Firm, Ernst & Young LLP (EY) has advised Federated (and may in the future advise Federated) that EY or covered person professionals within the firm have lending relationships with certain lenders where the lenders, or their affiliates that control them, own beneficially or of record greater than 10% of the equity securities of certain Federated Funds which could prevent a determination that the firm satisfies the independence requirements.
On June 20, 2016, the Division of Investment Management (Division) of the SEC issued a no-action letter under which an Accounting Firm can continue to serve as an independent registered public accountant for an audit client if certain conditions are met, including that a determination is not made that the Accounting Firm's objectivity or judgment has been impaired. In each case involving EY noted above, the relief provided under the June 20, 2016 no-action letter has been relied upon. The no-action letter states that the Division would not object to a relevant entity (such as an investment fund, its affiliates or its investment adviser or such investment adviser's affiliates) continuing to satisfy (and would not recommend enforcement action if such a relevant entity continues to satisfy) applicable regulatory requirements under the federal securities laws by using the audit services provided by an Accounting Firm that may not be in compliance with the Loan Rule, so long as the requisite conditions are satisfied. If a circumstance arises in which the relief provided by the no-action letter would not be available, Federated and EY would explore other appropriate actions. The no-action letter is effective for 18 months from its June 20, 2016 issuance date.
There can be no assurance that the circumstances in any particular case will satisfy the conditions of the no-action letter and, therefore, that the relief provided by the no-action letter will be able to be relied upon, or that the applicable independence requirements under the federal securities laws will otherwise continue to be satisfied such that EY will remain eligible to serve as the independent Accounting Firm to Federated. There also can be no assurance that the federal securities laws will be amended to address the issue under the Loan Rule within 18 months before the relief available under the no-action letter is no longer effective or that, if the Loan Rule is not amended, the relief available under the no-action letter will be extended by the Division.
If it were to be determined that the relief available under the no-action letter was improperly relied upon, or that the independence requirements under the federal securities laws were not otherwise complied with regarding Federated, Federated's previously filed Annual Reports on Form 10-K (including financial statements audited by EY) and Quarterly Reports on Form 10-Q (including financial statements reviewed by EY) may not be considered compliant with the applicable federal securities laws. If it were to be determined that EY did not comply with the independence requirements, among other things, the financial statements audited by EY and the interim financial statements reviewed by EY may have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated's eligibility to issue securities under its existing registration

Part II. Other Information
(unaudited)

statements may be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated's lenders may be impacted. Similar issues would arise for a Federated Fund for which EY (or another Accounting Firm) serves as such Federated Fund's independent Accounting Firm if it were to be determined that the no-action letter was improperly relied upon, or EY (or such other Accounting Firm) otherwise was not in compliance with the independence requirements under the federal securities laws, with respect to such Federated Fund. In either case, such events could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the second quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	66,250	$26.54	60,000	2,176,916
May[2]	291,800	30.84	290,000	1,886,916
June	560,000	29.53	560,000	1,326,916
Total	918,050	$29.73	910,000	1,326,916

1
In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. See Note (10) to the Consolidated Financial Statements for additional information on this program.

2
In April and May of 2016, 6,250 and 1,800 shares, respectively, of restricted stock with a weighted-average price of $3.00 per share for both months were repurchased as employees forfeited restricted stock.

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

Federated Investors, Inc.
(Registrant)

Date	July 29, 2016	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	July 29, 2016	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer