Form 10-Q
period 2016-09-30
FEDERATED INVESTORS INC /PA/
filed 2016-10-28
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 24, 2016, the Registrant had outstanding 9,000 shares of Class A Common Stock and 102,212,183 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the timing and impact of increased laws, regulations and rules, including potential, proposed and final rules by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of potential, proposed and final laws, regulations and other rules, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, indebtedness and certain investments, recovery of losses, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; interest rate, concentration, market and other risks; guarantee and indemnification obligations; the impact of the special dividend on earnings per share and projected liquid assets; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015 and the Quarterly Report of Form 10-Q for the quarter ended June 30, 2016. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of the increased scrutiny of the mutual fund industry by domestic or foreign regulators, and any recent or ongoing disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Part II, Item 1A - Risk Factors included in this Form 10-Q for the quarter ended September 30, 2016 and Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$185,104	$172,628
Investments—affiliates	129,208	141,748
Investments—consolidated investment companies	58,977	25,368
Investments—other	7,219	7,071
Receivables, net of reserve of $74 and $59, respectively	39,040	33,524
Prepaid expenses	9,718	10,722
Other current assets	3,225	4,767
Total current assets	432,491	395,828
Long-Term Assets
Goodwill	659,189	659,315
Renewable investment advisory contracts	70,378	70,582
Other intangible assets, net of accumulated amortization of $6,641 and $21,116, respectively	3,759	4,595
Property and equipment, net of accumulated depreciation of $61,944 and $56,034, respectively	39,738	35,743
Other long-term assets	24,962	21,140
Total long-term assets	798,026	791,375
Total assets	$1,230,517	$1,187,203
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	54,430	43,551
Accrued compensation and benefits	61,781	75,691
Other current liabilities	10,623	14,466
Total current liabilities	152,334	159,208
Long-Term Liabilities
Long-term debt	172,125	191,250
Long-term deferred tax liability, net	172,853	158,895
Other long-term liabilities	22,367	20,144
Total long-term liabilities	367,345	370,289
Total liabilities	519,679	529,497
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	29,945	8,734
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	315,562	298,390
Additional paid-in capital from treasury stock transactions	45	0
Retained earnings	607,161	545,785
Treasury stock, at cost, 7,223,273 and 5,411,429 shares Class B common stock, respectively	(242,703)	(191,939)
Accumulated other comprehensive loss, net of tax	(594)	(4,609)
Total Federated Investors, Inc. shareholders’ equity	679,660	647,816
Nonredeemable noncontrolling interest in subsidiary	1,233	1,156
Total permanent equity	680,893	648,972
Total liabilities, temporary equity and permanent equity	$1,230,517	$1,187,203

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Investment advisory fees, net—affiliates	$169,327	$133,569	$490,059	$385,067
Investment advisory fees, net—other	27,926	25,329	81,703	74,818
Administrative service fees, net—affiliates	53,577	53,275	160,181	157,897
Other service fees, net—affiliates	41,701	20,295	115,201	59,010
Other service fees, net—other	1,033	903	3,374	3,004
Other, net	1,056	950	2,949	3,174
Total revenue	294,620	234,321	853,467	682,970
Operating Expenses
Distribution	98,740	58,823	281,862	166,376
Compensation and related	75,731	70,624	227,726	218,062
Systems and communications	7,763	6,684	23,395	20,533
Office and occupancy	6,660	6,552	20,223	20,115
Professional service fees	7,360	7,823	19,886	22,990
Advertising and promotional	3,371	3,310	10,751	10,285
Travel and related	3,165	3,183	9,727	9,474
Other	3,194	3,078	9,036	12,574
Total operating expenses	205,984	160,077	602,606	480,409
Operating income	88,636	74,244	250,861	202,561
Nonoperating Income (Expenses)
Investment income, net	1,857	1,243	5,104	3,777
Gain (loss) on securities, net	2,032	(4,292)	2,553	(5,526)
Debt expense	(1,039)	(979)	(3,118)	(3,325)
Other, net	19	(8)	13	(37)
Total nonoperating income (expenses), net	2,869	(4,036)	4,552	(5,111)
Income before income taxes	91,505	70,208	255,413	197,450
Income tax provision	32,597	26,072	91,128	74,633
Net income including the noncontrolling interests in subsidiaries	58,908	44,136	164,285	122,817
Less: Net income attributable to the noncontrolling interests in subsidiaries	3,983	5	11,208	620
Net income	$54,925	$44,131	$153,077	$122,197
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.54	$0.42	$1.48	$1.17
Cash dividends per share	$0.25	$0.25	$0.75	$0.75
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income including the noncontrolling interests in subsidiaries	$58,908	$44,136	$164,285	$122,817

Other comprehensive income (loss), net of tax
Permanent equity
Unrealized gain on interest rate swap	0	0	0	42
Reclassification adjustment related to interest rate swap	0	0	0	227
Unrealized gain (loss) on securities available for sale	1,688	(2,999)	2,673	(2,611)
Reclassification adjustment related to securities available for sale	(178)	847	1,666	847
Foreign currency items	(47)	(210)	(324)	(388)
Temporary equity
Foreign currency translation loss	(16)	0	(13)	0
Other comprehensive income (loss)	1,447	(2,362)	4,002	(1,883)
Comprehensive income including the noncontrolling interests in subsidiaries	60,355	41,774	168,287	120,934
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	1,349	(905)	3,242	(1,288)
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	2,618	910	7,953	1,908
Comprehensive income attributable to Federated Investors, Inc.	$56,388	$41,769	$157,092	$120,314
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2014	$271,020	$0	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697
Net income (loss)	0	0	122,197	0	0	122,197	1,908	124,105	(1,288)
Other comprehensive loss, net of tax	0	0	0	0	(1,883)	(1,883)	0	(1,883)	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	16,209
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	(7,105)
Stock award activity	21,137	5	(12,396)	12,490	0	21,236	0	21,236	0
Dividends declared	0	0	(78,588)	0	0	(78,588)	0	(78,588)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	(133)	(133)	(2,902)
Purchase of treasury stock	0	0	0	(36,845)	0	(36,845)	0	(36,845)	0
Balance at September 30, 2015	$292,157	$5	$536,607	$(189,613)	$(3,545)	$635,611	$1,933	$637,544	$8,611
Balance at December 31, 2015	$298,579	$0	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734
Adoption of new accounting pronouncements	123	0	(911)	0	831	43	0	43	14,850
Net income	0	0	153,077	0	0	153,077	7,953	161,030	3,255
Other comprehensive income, net of tax	0	0	0	0	3,184	3,184	0	3,184	(13)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	14,040
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	(4,579)
Stock award activity	17,049	45	(13,160)	13,337	0	17,271	0	17,271	0
Dividends declared	0	0	(77,630)	0	0	(77,630)	0	(77,630)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	(7,876)	(7,876)	(6,342)
Purchase of treasury stock	0	0	0	(64,101)	0	(64,101)	0	(64,101)	0
Balance at September 30, 2016	$315,751	$45	$607,161	$(242,703)	$(594)	$679,660	$1,233	$680,893	$29,945
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$164,285	$122,817
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	8,979	11,774
Depreciation and other amortization	7,098	7,184
Share-based compensation expense	17,212	17,355
Loss on disposal of assets	1,417	2,196
Provision for deferred income taxes	13,686	13,035
Fair-value adjustments for contingent liabilities	0	377
Impairment of assets	1,637	1,342
Consolidation/deconsolidation of investment companies	(176)	(227)
Adoption of new accounting pronouncement	(2,653)	0
Net purchases of trading securities	(8,753)	(11,547)
Deferred sales commissions paid	(10,137)	(11,091)
Contingent deferred sales charges received	1,636	1,826
Other changes in assets and liabilities:
Increase in receivables, net	(5,356)	(764)
(Increase) decrease in prepaid expenses and other assets	(4,776)	6,120
Decrease in accounts payable and accrued expenses	(5,794)	(13,354)
(Decrease) increase in other liabilities	(2,787)	5,180
Net cash provided by operating activities	175,518	152,223
Investing Activities
Purchases of securities available for sale	(2,273)	(2,692)
Proceeds from redemptions of securities available for sale	7,980	1
Cash paid for property and equipment	(10,391)	(4,618)
Net cash used by investing activities	(4,684)	(7,309)
Financing Activities
Dividends paid	(77,767)	(78,607)
Purchases of treasury stock	(61,440)	(37,106)
Distributions to noncontrolling interest in subsidiaries	(14,218)	(3,035)
Contributions from noncontrolling interest in subsidiaries	14,040	16,209
Proceeds from shareholders for share-based compensation	222	99
Excess tax benefits from share-based compensation	0	2,541
Cash paid for business acquisitions	(70)	0
Payments on debt	(19,125)	(19,125)
Net cash used by financing activities	(158,358)	(119,024)
Net increase in cash and cash equivalents	12,476	25,890
Cash and cash equivalents, beginning of period	172,628	115,267
Cash and cash equivalents, end of period	$185,104	$141,157
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

The adoption of ASU 2016-09 requires that all excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) now be recognized in the Income tax provision in the Consolidated Statements of Income. Accordingly, upon adoption, Federated reduced its income tax provision by $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. The ASU also requires excess tax benefits to be classified as operating activities along with other income tax cash flows within the Consolidated Statements of Cash Flows. These amendments were adopted on a prospective basis, which did not require the restatement of prior years.

ASU 2016-09 also allows entities to make an accounting policy election to either estimate the number of forfeitures expected to occur (as was previously required) or to account for actual forfeitures as they occur. Federated has elected to account for forfeitures as they occur. The ASU required the modified retrospective transition method through a cumulative-effect adjustment to retained earnings. Effective January 1, 2016, Federated recorded an adjustment of $0.1 million as a decrease to Retained earnings and an increase to Common stock to reflect this change in accounting policy.

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

Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The update is effective for Federated on January 1, 2017, with early adoption permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management has elected the prospective transition method and does not expect this update to have a material impact on Federated's Consolidated Financial Statements.

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

Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, but retains a distinction between finance and operating leases. The update is effective for Federated on January 1, 2019, with early adoption permitted. The update

Notes to the Consolidated Financial Statements (continued)
(unaudited)

requires the modified retrospective adoption approach. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

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

To the extent Federated's interest in a consolidated entity represents less than 100% of the entity's equity, Federated recognizes noncontrolling interests in subsidiaries. In the case of consolidated Federated Funds, the noncontrolling interests represent equity which is redeemable or convertible for cash at the option of the equity holder. As such, these noncontrolling interests are deemed to represent temporary equity and are classified as Redeemable noncontrolling interest in subsidiaries in the mezzanine section of the Consolidated Balance Sheets. All other noncontrolling interests in subsidiaries are classified as permanent equity in the Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
Money market assets	46%	32%
Equity assets	38%	47%
Fixed-income assets	16%	21%

The change in the relative proportion of Federated's revenue attributable to money market assets for the first nine months of 2016 as compared to the same period in 2015 was primarily the result of the decrease in voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers).

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the United States (U.S.) and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940 (Advisers Act), state laws regarding securities fraud, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. In 2014, among other developments, the Securities and Exchange Commission (SEC) promulgated new money market reform rules (2014 Money Fund Rules), which had a final compliance date of October 14, 2016. In 2015, among other developments, the SEC staff published the 2014 Money Market Fund Reform Frequently Asked Questions and Valuation Guidance Frequently Asked Questions (the Money Fund Rules Guidance). On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would enhance the regulation of the use of derivatives by investment companies. On April 6, 2016, the Department of Labor (DOL) released its final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (Final Fiduciary Rule). On June 28, 2016, the SEC also proposed a rule that would require registered investment advisers to adopt and implement written business continuity and transition plans. On October 13, 2016, the SEC adopted new rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Federated is analyzing the potential impact of these new rules. Federated will also continue to monitor developments and evaluate the impact of the 2014 Money Fund Rules and Money Fund Rules Guidance, the Final Fiduciary Rule and other regulatory initiatives on its products and strategies, product structuring and development initiatives and business. Internationally, among other developments, European money market fund reforms, similar in some respects to the U.S. reforms, continue to be considered but have not yet been finalized. Federated continues to dedicate internal and external resources to analyzing regulatory initiatives and planning and implementing product development and restructuring initiatives in response to various regulatory initiatives. See Management's Discussion and Analysis for additional information.

Low Short-Term Interest Rates
In December 2015, the Federal Open Market Committee of the Federal Reserve Board (FOMC) increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in 2015 and into 2016. At each of its 2016 meetings to date, the FOMC has deferred making additional increases in this target rate. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

The impact of Voluntary Yield-related Fee Waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Revenue	$(18.0)	$(83.3)	$(76.8)	$(261.6)
Less: Reduction in Distribution expense	13.8	61.3	58.2	186.1
Operating income	(4.2)	(22.0)	(18.6)	(75.5)
Less: Reduction in Noncontrolling interests	0.0	1.7	0.0	6.0
Pre-tax impact	$(4.2)	$(20.3)	$(18.6)	$(69.5)

The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased for the nine-month period ended September 30, 2016 as compared to the same period in 2015 due primarily to higher yields on instruments held by the money market funds.

Although the FOMC implied in its economic projections from its December 2015 meeting that it would continue to raise the federal funds target rate in a measured and gradual way, the FOMC has continued to defer making additional increases at each of the 2016 meetings. Federated is unable to predict when, or to what extent, the FOMC will further increase its target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers.

(b) Revenue Concentration by Customer

Approximately 15% of Federated's total revenue for both the three- and nine-month periods ended September 30, 2016 was derived from services provided to one intermediary customer, the Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant changes in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to related material distribution expenses associated with this intermediary.

(c) Revenue Concentration by Investment Fund

Approximately 11% and 9% of Federated's total revenue for the three- and nine-month periods ended September 30, 2016, respectively, was derived from services provided to one Federated Fund, the Federated Strategic Value Dividend Fund. A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated's future revenues and to a lesser extent, net income due to a related reduction to distribution expenses associated with this fund.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1A - Risk Factors.

(5) Consolidation

The Consolidated Financial Statements include the accounts of Federated, Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of the consolidated Federated Funds are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated’s general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $22.7 million and $16.9 million at September 30, 2016 and December 31, 2015, respectively.

In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of various Federated Funds for competitive, regulatory or contractual reasons. For the three and nine months ended September 30, 2016, Federated waived fees, including Voluntary Yield-related Fee Waivers, totaling $101.2 million and $322.0 million, respectively, of which $75.4 million and $240.3 million, respectively, related to waivers for money market funds which meet the scope exception of ASU 2015-02. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain Federated money market funds in connection with the reorganization of such funds into certain affiliated Federated money market funds or in connection with the liquidation of a fund. In these instances, such capital contributions typically are intended to either cover realized losses or other permanent impairments to a fund's NAV or increase the market-based NAV per share of the investment company's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund. There were no contributions for the three months ended September 30, 2016 and no material contributions for the nine months ended September 30, 2016. Under new money fund regulations, and SEC staff guidance issued in 2015, Federated is now required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated.

In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to September 30, 2016 and December 31, 2015.

(a) Consolidated Voting Rights Entities

Effective January 1, 2016, most of the Federated Funds now meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of September 30, 2016, consolidated VREs included on Federated's Consolidated Balance Sheets included $14.2 million in Investments—consolidated investment companies and $2.5 million in Redeemable noncontrolling interest in subsidiaries.

(b) Consolidated Variable Interest Entities

As of September 30, 2016 and December 31, 2015, Federated was deemed to be the primary beneficiary of, and therefore consolidated, several Federated Funds as a result of its controlling financial interest. Certain of the VIEs consolidated as of December 31, 2015 were deemed to be VREs upon adoption of ASU 2015-02 and have been excluded from the September 30, 2016 balances in the table below. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of September 30, 2016.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$0.0	$3.1
Investments—consolidated investment companies	44.8	25.4
Receivables	0.8	0.2
Less: Liabilities	1.2	3.0
Less: Redeemable noncontrolling interest in subsidiaries	27.4	8.7
Federated's net interest in the consolidated Federated Fund VIEs	$17.0	$17.0

Federated's net interest in the consolidated Federated Fund VIEs of $17.0 million at both September 30, 2016 and December 31, 2015, represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent investments sold short and operating liabilities of the entities. The liabilities as of September 30, 2016 and December 31, 2015 are primarily classified as Other current liabilities and Accounts payable and accrued expenses, respectively, on Federated’s Consolidated Balance Sheets.

In addition to the table above, Federated has a majority interest (50.5%) and acts as the general partner in Passport Research Ltd. (Passport), a limited partnership. Edward D. Jones & Co., L.P. is the limited partner with a 49.5% interest. The partnership is an investment adviser to one sponsored fund as of September 30, 2016 and was deemed to be a VIE upon adoption of ASU 2015-02. Assets totaling $6.9 million primarily representing Cash and cash equivalents, liabilities totaling $4.4 million primarily representing operating liabilities and $1.2 million included in Nonredeemable noncontrolling interest in subsidiary are included on the Consolidated Balance Sheets as of September 30, 2016. There was no change to the Consolidated Financial Statements as a result of the adoption of ASU 2015-02 as Passport had been consolidated as a VRE under the previous guidance. See Part II, Item 5 of Federated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for additional information related to this partnership.

Other than those consolidated or deconsolidated upon the adoption of ASU 2015-02 (see Note (2)), Federated did not newly consolidate any VIEs or deconsolidate any material VIEs during the nine months ended September 30, 2016.

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

At September 30, 2016, Federated’s investment and maximum risk of loss related to non-consolidated VIEs was entirely related to two Federated Funds and totaled $1.5 million, which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for these non-consolidated Federated Funds totaled $22.6 million at September 30, 2016.

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

Upon adoption of ASU 2015-02 effective January 1, 2016, certain of the non-consolidated VIEs included in the balances as of December 31, 2015 were deemed to be VREs or are money market funds which meet the scope exception and have been excluded from the September 30, 2016 balances above. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of September 30, 2016.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(6) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 included available-for-sale and trading securities. At September 30, 2016 and December 31, 2015, Federated held investments totaling $129.2 million and $141.7 million, respectively, in fluctuating-value Federated Funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets. The decrease in Investments—affiliates primarily related to a newly consolidated VIE as a result of the adoption of ASU 2015-02 and is now recorded in Investments—consolidated investment companies. See Note (2) for additional information.

Available-for-sale securities were as follows:

	September 30, 2016				December 31, 2015
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity funds	$23,649	$1,623	$(58)	$25,214	$32,357	$342	$(2,416)	$30,283
Fixed-income funds	104,747	156	(909)	103,994	115,396	109	(4,040)	111,465
Total fluctuating-value funds	$128,396	$1,779	$(967)	$129,208	$147,753	$451	$(6,456)	$141,748

Federated’s trading securities totaled $66.2 million and $32.4 million at September 30, 2016 and December 31, 2015, respectively. The increase in trading securities primarily related to the aforementioned newly consolidated VIE which was previously recorded in Investments—affiliates on the Consolidated Balance Sheets. See Note (2) for additional information. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the Federated Fund (see Note (5)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts.

Federated’s trading securities as of September 30, 2016 and December 31, 2015, were primarily invested in domestic debt securities ($47.1 million and $9.0 million, respectively), investments in Federated Funds and other funds ($9.0 million and $11.0 million, respectively) and stocks of large U.S. and international companies ($6.2 million and $10.5 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Unrealized gain (loss)
Trading securities	$1,684	$(903)	$5,410	$(1,485)
Derivatives[1]	315	148	11	122
Realized gains[2]
Available-for-sale securities[3]	266	0	291	0
Trading securities	472	224	1,058	739
Derivatives[1]	28	17	583	313
Realized losses[2]
Available-for-sale securities[3]	0	(1,342)	(1,645)	(1,342)
Trading securities	(273)	(1,547)	(2,048)	(2,371)
Derivatives[1]	(460)	(889)	(1,107)	(1,502)
Gain (loss) on securities, net[4]	$2,032	$(4,292)	$2,553	$(5,526)

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3	Proceeds from redemptions of available-for-sale securities were $7.8 million and $8.0 million for the three and nine months ended September 30, 2016.

4
Amounts related to consolidated entities, primarily Federated Funds, totaled $1.6 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, and $(2.6) million and $(3.7) million for the three and nine months ended September 30, 2015, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient[3]	Total
September 30, 2016
Financial Assets
Cash and cash equivalents	$125,093	$0	$0	$60,011	$185,104
Available-for-sale equity securities	102,964	0	0	26,244	129,208
Trading securities—equity	13,490	0	0	5,643	19,133
Trading securities—debt	0	47,063	0	0	47,063
Other[1]	0	33	910	0	943
Total financial assets	$241,547	$47,096	$910	$91,898	$381,451

Total financial liabilities[2]	$30	$0	$2,229	$0	$2,259

December 31, 2015[3]
Financial Assets
Cash and cash equivalents	$172,628	$0	$0	$0	$172,628
Available-for-sale equity securities	117,422	0	0	24,326	141,748
Trading securities—equity	15,900	65	0	7,433	23,398
Trading securities—debt	0	9,041	0	0	9,041
Other[1]	4	17	910	0	931
Total financial assets	$305,954	$9,123	$910	$31,759	$347,746

Total financial liabilities[2]	$2,681	$59	$2,630	$0	$5,370

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

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

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $178.1 million and $162.2 million at September 30, 2016 and December 31, 2015, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV practical expedient column in the table above.

Available-for-sale equity securities
Available-for-sale equity securities include investments in fluctuating-value Federated Funds and are included in Investments—affiliates on the Consolidated Balance Sheets. For investments in Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For certain investments in Federated Funds that are not

Notes to the Consolidated Financial Statements (continued)
(unaudited)

publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV practical expedient column in the table above.
Trading securities—equity
Trading securities - equity primarily represent the equity securities held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in Separate Accounts (included in Investments—other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on unadjusted quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds are determined by a third party pricing service (Level 2). For certain investments in Federated Funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV practical expedient column in the table above.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2016.

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

(8) Debt

Debt consisted of the following:

	Interest Rates
	September 30,	December 31,
(dollars in thousands)	2016	2015	September 30, 2016	December 31, 2015
Term Loan	1.655%	1.555%	$197,625	$216,750
Less: Short-term debt			25,500	25,500
Long-term debt			$172,125	$191,250

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of September 30, 2016, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in each of the years 2016 and 2017, $55.8 million in 2018 and $110.0 million in 2019. During the nine months ended September 30, 2016, Federated repaid $19.1 million of its borrowings on the Term Loan.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the nine months ended September 30, 2016 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2016, Federated awarded 529,660 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

Federated awarded 863,137 shares of restricted Federated Class B common stock under its Stock Incentive Plan during 2015. Of this amount, 373,137 shares were awarded in connection with the aforementioned bonus program in 2015. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Stock Options

During the nine months ended September 30, 2016, there were no stock options exercised or granted. During the year ended December 31, 2015, there were 3,000 stock options exercised and no stock options granted.

(c) Non-Management Director Stock Award

Federated awarded 5,700 shares of Federated Class B common stock to non-management directors during each of the second quarters of 2016 and 2015. There were no additional awards to non-management directors in 2016 or 2015.

(10) Equity

In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of September 30, 2016. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first nine months of 2016, Federated repurchased 2.3 million shares of Class B common stock for $64.1 million, 2.2 million of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited by employees and are not

Notes to the Consolidated Financial Statements (continued)
(unaudited)

counted against the board-approved share repurchase program. At September 30, 2016, 0.6 million shares remained available to be purchased under Federated's buyback program. See Note (14) for information regarding a new share repurchase program approved on October 27, 2016.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$54,925	$44,131	$153,077	$122,197
Less: Total income available to participating unvested restricted shareholders[1]	(2,035)	(1,691)	(5,987)	(4,837)
Total net income attributable to Federated Common Stock[2]	$52,890	$42,440	$147,090	$117,360
Denominator
Basic weighted-average common shares outstanding	98,805	100,449	99,397	100,606
Dilutive potential shares from stock options	1	2	1	1
Diluted weighted-average common shares outstanding	98,806	100,451	99,398	100,607
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.54	$0.42	$1.48	$1.17

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted shares which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual

During the third quarter 2016, Federated amended its operating lease for its corporate headquarters building in Pittsburgh, Pennsylvania. The amendment extended the lease through 2030 and contained options to renew for additional periods through 2040. The amendment also included provisions for leasehold improvement incentives, rent escalation and early termination. As of September 30, 2016, payments due for the remainder of 2016 approximate $2 million. Payments approximate $6 million for each of the years 2017 through 2020 and a total of $75 million for 2021 through the current 2030 termination date.
Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. Based on asset levels as of September 30, 2016 and performance goals, payments could total up to approximately $30 million over the remaining terms of these arrangements.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional

Notes to the Consolidated Financial Statements (continued)
(unaudited)

nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2016, management does not believe that a material loss related to any of these matters is reasonably possible.

(c) Legal Proceedings
CCM Rochester, Inc. (CCM). In December 2008, Federated completed the acquisition of certain assets of CCM (f/k/a Clover Capital Management, Inc.), an investment manager that specialized in value investing. The purchase was consummated in the midst of the U.S. financial markets crisis. The payment terms under the Asset Purchase Agreement, dated September 12, 2008 (APA), included an upfront payment of $30 million paid by Federated Investors, Inc. at closing and the opportunity for contingent payments over a five year earn-out period following the acquisition date based on the growth in revenue associated with the acquired assets. Under the APA, in order to reach the maximum contingent payments totaling approximately $55 million, the revenue associated with the acquired assets would have had to have grown at a 30% compound annual growth rate. Under the APA, Federated Investors, Inc. paid CCM an additional $18 million, in the aggregate, in contingent payments for the last three years of the earn-out period.
On May 20, 2014, shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed by CCM in the U.S. District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM’s allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated’s alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM seeks approximately $37 million in alleged damages plus attorneys’ fees from Federated Investors, Inc.
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
Federated continues to believe that CCM's claims are meritless and without factual support and intends to continue to vigorously defend this lawsuit. Fact discovery and expert discovery have concluded. On June 9, 2016, following oral argument, the Court granted Federated's evidentiary motion seeking to exclude CCM's expert testimony, ruling CCM's expert reports and testimony inadmissible. Briefing is now concluded on Federated's motion for summary judgment, which was filed on July 15, 2016, seeking to have the Court rule in Federated’s favor as a matter of law. Federated continues to believe that at all times it acted in good faith and complied with its contractual obligations contained in the APA.
As of September 30, 2016, Federated believes a material loss related to this lawsuit is remote, and as such, does not believe this pending lawsuit is material to Federated or its Consolidated Financial Statements. Based on this assessment of the status and nature of CCM's claims, and the current stage of the lawsuit, no loss is estimable.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2016, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding risks related to claims asserted or threatened against Federated.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Accumulated Other Comprehensive Loss Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Loss on Interest Rate Swap[1]	Unrealized (Loss)/Income on Securities Available for Sale[2]	Foreign Currency Translation Loss	Total
Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	(4,140)	(597)	(4,670)
Tax impact	(25)	1,529	209	1,713
Reclassification adjustments, before tax	358	1,342	0	1,700
Tax impact	(131)	(495)	0	(626)
Net current-period other comprehensive income (loss)	269	(1,764)	(388)	(1,883)
Balance at September 30, 2015	$0	$(2,890)	$(655)	$(3,545)

Balance at December 31, 2015	$0	$(3,795)	$(814)	$(4,609)
Other comprehensive income (loss) before reclassifications and tax	0	4,185	(497)	3,688
Tax impact	0	(1,512)	173	(1,339)
Reclassification adjustments, before tax[3]	0	2,632	0	2,632
Tax impact[3]	0	(966)	0	(966)
Net current-period other comprehensive income (loss)	0	4,339	(324)	4,015
Balance at September 30, 2016	$0	$544	$(1,138)	$(594)

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

(14) Subsequent Events

On October 27, 2016, the board of directors declared a $1.25 per share dividend to shareholders of record as of November 8, 2016 to be paid on November 15, 2016. The dividend, which will be paid from Federated's existing cash balance, is considered to be an ordinary dividend for tax purposes and consists of a $0.25 quarterly dividend and a $1.00 special dividend. See Management's Discussion and Analysis under the caption Business Developments - Subsequent Event - Special Cash Dividend for more information on the estimated diluted earnings per share impact for the quarter ending December 31, 2016.

On October 27, 2016, the board of directors authorized another share repurchase program that allows Federated to buy back up to 4 million additional shares of Federated Class B common stock with no stated expiration date. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). See Note (10) for additional information.

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

General

Federated is one of the largest investment managers in the U.S. with $364.3 billion in managed assets as of September 30, 2016. The majority of Federated’s revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing.

Federated’s investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at September 30, 2016 attributable to such markets are as follows: wealth management and trust (41%), broker/dealer (34%), institutional (21%) and international (4%).
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated’s revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated’s investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged on money market and fixed-income products and strategies. Likewise, funds typically have a higher management-fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated’s products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
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

Business Developments

Money Market Fund Matters
For the nine-month periods ended September 30, 2016 and 2015, approximately 46% and 32%, respectively, of Federated’s total revenue was attributable to money market assets. A significant change in Federated’s investment management business (such as its money market business) or a significant reduction in AUM (such as money market assets) due to regulatory changes, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, further prolonged periods of low short-term interest rates or declines in short-term interest rates and resulting fee waivers, investor preferences for deposit products, other FDIC-insured products or passive investment products, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated’s business, results of operations, financial condition and/or cash flows.

(a) Current Regulatory Environment
Domestic
Increased regulation and oversight of the investment management industry in the U.S. continues in 2016. This has required, and is expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and has caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and customer relationships. The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows.
The implementation of changes in response to the amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other laws and regulations, adopted by the SEC as part of the 2014 Money Fund Rules, and the related Money Fund Rules Guidance, that was last revised by the SEC staff on May 23, 2016, was completed on or before October 14, 2016, the final compliance date for the 2014 Money Fund Rules. The 2014 Money Fund Rules built on initial money market fund reforms adopted by the SEC in 2010. Under the 2014 Money Fund Rules, compliance with certain current event and related website disclosure requirements was required on July 14, 2015. In addition to compliance with certain diversification, stress testing, and disclosure requirements, which was required by April 14, 2016, compliance with the 2014 Money Fund Rules was required by October 14, 2016 with respect to the floating NAV requirements for institutional prime and municipal (or tax-exempt) money market funds. These requirements required such funds to utilize market-based valuations to calculate a floating NAV rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. Government or retail money market funds are allowed to continue using the amortized cost method (and/or the penny rounding method of pricing) in calculating their NAVs. Compliance by October 14, 2016 also was required with respect to the provisions of the 2014 Money Fund Rules regarding the liquidity fees and redemption limits (gates) permitted, or in certain cases required, for money market funds (other than government money market funds), as well as related disclosure requirements.
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
On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would enhance the regulation of the use of derivatives by investment companies. Under these proposed rules, a fund would be required (among other requirements) to (1) comply with one of two alternative portfolio limitations designed to limit the amount of leverage the fund may obtain through derivatives and certain other transactions, (2) manage the risks associated with the fund's derivatives transactions by segregating certain assets in an amount designed to enable the fund to meet its obligations, including under stressed conditions, (3) establish a formalized derivatives risk management program if the fund engages in more than a limited amount of derivatives transactions or uses certain complex derivatives, and (4) segregate certain assets to cover the fund's obligations if a fund uses certain financial commitment transactions, such as reverse repurchase agreements and short sales. In a comment letter, dated March 23, 2016, Federated acknowledged certain constructive elements of the proposed rules, but opposed elements of the proposed rules in their current form, including, among other points, the adoption of a rules-based regime that

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

employs fixed limits on notional exposure and disallows netting of most hedges, the proposed requirement that eligible coverage assets are limited to cash and cash equivalents, and the ability of advisers to adopt lesser standards for derivatives risk management programs where notional derivatives exposure is less than 50% of fund assets. Comments are available at http://www.sec.gov/comments/s7-24-15/s72415.shtml. It is unclear when the derivative rules will be finalized. Management does not expect these rules to be finalized before the second quarter of 2017 with an extended compliance period.
On June 28, 2016, the SEC proposed rules that would require registered investment advisers to adopt and implement written business continuity and transition plans. If enacted as proposed, the rules would require registered investment advisers to assess and inventory components of their businesses, including operational and other risks related to significant disruptions in operations, and to design, adopt and implement written business continuity and transition plans "reasonably designed to address operational and other risks related to a significant disruption in the investment adviser’s operations." Registered investment advisers also would be required to comply with certain additional recordkeeping and compliance requirements related to business continuity and transition plans. In a comment letter, dated September 2, 2016, Federated acknowledged the need for an updated framework to strengthen industry practices regarding business continuity, but respectfully asserted that the proposed rules: (i) set an unreasonable standard for advisers that is not justified by cost/benefit assessments; (ii) fail to acknowledge the obstacles advisers face due to the inability of critical service providers to provide adequate clarity regarding their business continuity programs because of the service providers' need for confidentiality (thus requiring greater redundancies by investment advisers); and (iii) fail to acknowledge and clarify the important role of disclosure in informing investors of the risks associated with business continuity events. Regarding transition plans, in Federated's comment letter, Federated respectfully asserted that the proposed rules: (i) are highly burdensome while having little practical value as they require meaningless speculation by the adviser regarding transactions it may undertake in hypothetical risk scenarios; (ii) are not cost/benefit justified based on the historical experience of advisers of registered vehicles that would be most affected by the proposed rules; and (iii) create a record to assist in regulatory oversight that could alternatively be achieved by far simpler and less costly means. Comments are available at https://www.sec.gov/comments/s7-13-16/s71316.htm.
On August 25, 2016, the SEC promulgated final rules (originally proposed on May 20, 2015) amending Form ADV (the registration form and disclosure brochure for investment advisers) to, in relevant part, require advisers to maintain additional performance records, and provide additional information regarding borrowing and the use of derivatives, relating to separately managed accounts. Compliance with these amendments is required with respect to any Form ADV, or amendment to Form ADV, filed on or after October 1, 2017.
On October 13, 2016, the SEC adopted new rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Among other requirements and changes, the new reporting modernization rules require registered investment companies (other than money market funds) to report monthly on Form N-PORT portfolio wide and position-level holding data, registered investment companies (other than face-amount certificate companies) to annually report on Form N-CEN certain census-type information, certain disclosures regarding securities lending activities, and use of a structured data format. The new rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. Reporting on Form N-PORT is required by June 1, 2018 for larger fund complexes (i.e., those with over $1.0 billion in aggregate assets under management). Reporting on Form N-CEN also is required by June 1, 2018. The compliance date for other disclosure requirements is August 1, 2017. The SEC did not adopt a proposed rule that would have permitted delivery of fund shareholder reports through website posting in lieu of mailing them to shareholders.
The new liquidity risk management rules require open-end investment companies (other than money market funds and certain exchange traded funds (ETFs)) to establish liquidity risk management programs that contain certain required elements, including (among others): (1) classification of the liquidity of fund portfolio investments into four "buckets" (i.e., highly liquid, moderately liquid, less liquid and illiquid); (2) assessment, management and periodic review of a fund's liquidity risk; (3) the establishment of a highly liquid investment minimum (i.e., a minimum percentage of cash and investments that can be liquidated in three business days without significantly changing the market value of the investment); (4) a limitation on illiquid investments (i.e., 15% of net assets) with board reporting of exceptions; and (5) fund board review and approval of the liquidity management program and the designation of a fund adviser or officer to administer the program. In addition to certain other policy and procedure, disclosure and recordkeeping requirements, the new rules require confidential reporting on Form N-LIQUID when a fund’s level of illiquid assets exceeds 15% of its net assets or when the fund’s highly liquid investments fall below its highly liquid investment minimum for more than a brief period of time. Larger fund complexes, such as Federated, are required to establish their liquidity risk management programs by December 1, 2018. Reporting on Form N-LIQUID also will be required by that date. Compliance with disclosure and certain other requirements is required by June 1, 2017.
The new swing pricing rule permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs stemming from shareholder purchase and redemption transactions to the shareholders

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

transacting in the funds' shares. Specifically, swing pricing involves a fund determining its NAV (an "Unswung NAV") and adding to or subtracting from its Unswung NAV by a specified amount - a "swing factor" - to determine the price at which purchases and redemptions in fund shares would be transacted. The swing factor would be applied to a fund's Unswung NAV once the level of net purchases into or net redemptions from the fund has exceeded a specified percentage or percentages of the fund's Unswung NAV known as a "swing threshold." In addition to certain disclosure, reporting, recordkeeping and other requirements, for a fund that elects to adopt swing pricing, the new rule requires the fund’s board to adopt policies and procedures that specify the process for how the fund's swing factor and swing threshold would be determined (taking into account certain considerations) and establish and disclose an upper limit on the swing factor used, which may not exceed two percent of the fund’s NAV per share. The fund’s board also will be required to approve the fund’s swing factor upper limit, swing pricing threshold and any changes thereto, and to review a written report covering the adequacy of the fund’s swing pricing policies and procedures and the effectiveness of their implementation. The new swing pricing rule becomes effective two years after the date the new rule is published in the Federal Register.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies involving various topics, such as fixed-income and high yield liquidity, liquidity controls, liquid alternatives, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," marketing support payments, and intermediary and other payments and related disclosures. The SEC staff also has continued to focus its attention on liquidity and redemption risks, leverage, information security, vendor risk management and other operational risks, and the failure/closing of investment industry participants. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. For example, on September 21, 2015, the SEC announced a settlement of an enforcement action brought against a third-party mutual fund investment adviser and distributor relating to alleged improper payments to intermediaries. In 2015, the SEC staff also issued guidance statements on (among other topics) cybersecurity and, in January 2016, issued a guidance statement on mutual fund distribution and sub-accounting fees, which provided guidance based, in part, on the SEC staff's "distribution in guise" sweep examination and outlined the SEC staff's views on issues that may arise when mutual funds make payments to financial intermediaries that provide shareholder and recordkeeping services to shareholders, particularly regarding whether a portion of those payments may be viewed as being used to finance distribution of fund shares. On March 2, 2016, the SEC staff issued a guidance statement on revising fund disclosure in light of changing market conditions. On June 28, 2016, the SEC staff also issued guidance addressing business continuity planning for registered investment companies, including the oversight of the operational capabilities of key fund service providers. Under this guidance, the SEC staff indicated that fund complexes should consider their compliance obligations when assessing their "ability to continue operations during a business continuity event" and suggests the development of plans related to potential breaches and disruptions at critical service providers and protocols for internal and external communications, including to investors, regulators and the press.
Regulation or potential regulation by other regulators, in addition to the SEC, also continues to affect investment management industry participants, including Federated. Among other regulatory changes, at the time the 2014 Money Fund Rules were adopted, the U.S. Treasury Department (Treasury Department) and Internal Revenue Service (IRS) issued certain rules, which were finalized on July 7, 2016, aimed at, among other things, addressing for investors in an institutional prime or municipal (or tax-exempt) money market fund with a fluctuating NAV the application of wash sale rules and relief from the administrative burdens of calculating small capital gains and losses for shareholders that frequently purchase or redeem shares (such as through a broker/dealer or bank "sweep arrangement"). On July 31, 2014, the Financial Stability Oversight Council (FSOC) indicated that it intended to monitor the effectiveness of the 2014 Money Fund Rules, which prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying the financial stability implications of the asset management sector. At its September 2015 meeting, the FSOC indicated that it was engaged in an ongoing process of evaluating the asset management industry. On April 18, 2016, the FSOC released its Update on Review of Asset Management Products and Activities (Update), which discusses FSOC's views on potential risks to financial stability arising from certain asset management products and activities, including mutual funds, other pooled investment vehicles and separately managed accounts. In the Update, the FSOC focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. FSOC also indicated that, among other additional analysis, the FSOC would continue to review and monitor the SEC's proposed rules on modernization, liquidity management and derivatives and their implications for financial stability. At

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

its July 18, 2016 meeting, the FSOC received an update on asset management products and activities, which included a discussion of SEC initiatives and data gaps. Certain proposed legislation currently pending in Congress also seeks to address, among other items relating to the FSOC's authority, the transparency of the FSOC's decision making process.
On April 6, 2016, the DOL's Final Fiduciary Rule was issued, which imposes a modified fiduciary standard for retirement plan advisers. The Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisers by requiring such advisers to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. On October 27, 2016, the DOL issued the first of three expected Frequently Asked Questions (FAQs) on the Final Fiduciary Rule. These FAQs included 34 questions and answers regarding the Best Interest Contract Exemption, level fee and other requirements under the Final Fiduciary Rule. The Final Fiduciary Rule goes into effect in April 2017. Two major requirements of the Final Fiduciary Rule, however, will be transitioned over time so that the full requirements of the Final Fiduciary Rule will take effect on January 1, 2018. There are currently at least six lawsuits that have been filed challenging the validity of the Final Fiduciary Rule on various grounds. Federated is analyzing product adjustments, regulatory alternatives and other means to comply, and to assist its clients to comply, with the Final Fiduciary Rule and the related guidance, comprised of over one thousand pages. As of September 30, 2016, Federated is unable to determine the Final Fiduciary Rule's potential impact on Federated’s business, results of operations, financial condition and/or cash flows, including with respect to the fees Federated, retirement plan advisers and intermediaries will be able to earn on investment products and services sold to retirement plan clients.
Management believes that the floating NAV under the 2014 Money Fund Rules will be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Like other investment company sponsors, and the investment management industry as a whole, Federated has experienced asset flows out of its institutional prime and municipal (or tax-exempt) money market funds into its government money market funds. Federated dedicated significant internal and external resources to analyze and address the 2014 Money Fund Rules and Money Fund Rules Guidance, including considering and/or effecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. For example, Federated has taken steps to adjust its product line to address the liquidity management needs of its broad array of customers. Federated continues to offer Treasury and government money market funds without the liquidity fees or gates as permitted by the 2014 Money Fund Rules. Federated's Treasury and government money market funds continue to seek a $1.00 NAV per share. Federated has designated a subset of its prime and municipal money market funds as retail money market funds under the 2014 Money Fund Rules, and Federated's retail money market funds continue to seek to maintain an NAV of $1.00 per share and have the required provisions for liquidity fees and gates under the 2014 Money Fund Rules. Federated offers four institutional prime money market funds, and one institutional national municipal (or tax-exempt) money market fund, that have an NAV extended to four decimal places that will fluctuate, provide either a single-strike NAV or multi-strike intraday pricing and have the required provisions for liquidity fees and gates. Included in these five fluctuating NAV funds is one 60-day maximum maturity fund and one seven-day maximum maturity fund, with the other funds maintaining 397-day maximum maturities. Federated also has reorganized, renamed, modified, adjusted the pricing on, or added share classes to funds, modified disclosures and developed new products and strategies. For example, in the third quarter of 2016 Federated launched both a collective fund and a private fund that mirror other Federated money market fund products/strategies for qualified investors. Federated believes that the adjustments to Federated’s product line offer investors a broad menu of product choices for liquidity management.
In addition to money market fund reform, Federated also continues to dedicate internal and external resources to analyze and address the evolving changes to various regulations applicable to Federated, including the investment company modernization, uniform credit standard, liquidity, derivative, fiduciary, business continuity and transition planning, and other final and proposed regulations, guidance, initiatives and actions referred to above (Other Regulatory Developments), and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new regulatory requirements. The 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, and related

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and may cause, certain money market fund products to be less attractive to institutional and other investors, reductions in AUM and revenues, and/or adjustments to product structures and pricing, offerings and development efforts, as well as asset flows and customer relationships.
Federated will continue to monitor developments as necessary related to regulatory initiatives (such as, for example, the Other Regulatory Developments), and may implement additional changes to its business and practices as Federated deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated's product line, may be required in response to market, customer or regulatory changes, such as further money market fund regulation, the Other Regulatory Developments or any additional regulation or guidance issued by the SEC or other regulators. Federated will announce further plans relating to any adjustments to its product line or business as necessary.
On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules, Money Fund Rules Guidance, and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of September 30, 2016, given the 2014 Money Fund Rules, Money Fund Rules Guidance and Other Regulatory Developments, and the potential for future additional regulation or guidance, Federated is unable to fully assess the degree of the impact of these regulatory requirements and developments, and Federated's related efforts, on its business, results of operations, financial condition and/or cash flows. These regulatory changes and developments, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. In management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any potential options being evaluated in connection with these regulatory requirements and developments ultimately may be successful.
Members of Congress and political candidates also continue to discuss proposals to enact a Financial Transactions Tax (FTT) on securities transactions in the U.S. Proposals being discussed involve, among other matters being considered, taxing stock, bond, derivative and certain other transactions at varying rates, and providing credits to lower income individuals and married couples. The enactment of a FTT on a broad basis in the U.S. would be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that a U.S. FTT may have on its business, results of operations, financial condition and/or cash flows until such a proposal is enacted. Management does not anticipate that a FTT will be enacted in the U.S. in 2016.

International
On June 23, 2016, in a referendum on the UK's continued membership of the EU, the UK voted to leave the EU (known as "Brexit"). Since that time, the Bank of England cut interest rates in the UK in August 2016 from 0.5% to 0.25% and announced an extension of its quantitative easing program, the value of the British Pound has remained lower than pre-Brexit levels and debate has erupted regarding the exit process and ultimate impact Brexit will have on the UK economy and the EU. The UK Prime Minister has announced that the UK may file to trigger the exit process as early as the end of the first quarter of 2017, but the Prime Minister’s ability to trigger the exit process without a vote of Parliament is subject to a legal challenge. If triggered, the process for agreeing and implementing the UK's withdrawal from the EU is expected to take two years or more and result in significant political and economic uncertainty, while the UK government and the European Council negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See "Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets" in Item 1A, Risk Factors in Federated’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. It remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the FTT. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of September 30, 2016, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

EU money market fund reform efforts continue in 2016 without reforms being adopted. European-based money market funds face regulatory reform pressure in Europe similar to that faced in the U.S. On September 4, 2013, the European Commission released its money market fund reform proposal, which would have permitted either floating NAV money market funds or constant NAV (CNAV) money market funds that would have had to either build a capital buffer of 3% or convert to a floating NAV money market fund. On April 29, 2015, the European Parliament approved its version of money market fund reform, which, if adopted as proposed, would provide for (1) retail CNAV funds (to include charity, not for profit, public body and public foundation investors); (2) government CNAV funds that invest at least 99.5% of assets in government and government-guaranteed securities (and by 2020 in EU government and government-guaranteed securities only); and (3) institutional funds constituting either (a) low volatility NAV (LVNAV) funds, which would be open to all investors, and could use amortized cost accounting for portfolio securities maturing within 90 days and mark-to-market prices for portfolio securities maturing after 90 days and that are subject to sunset within five years or at the European Commission's review, or (b) variable NAV (VNAV) money market funds (subject to new independent pricing rules not previously applied to VNAV funds in Europe and mark-to-market prices for all their portfolio securities). Under the European Parliament's proposal the retail CNAV, government CNAV and LVNAV funds would be required to have certain triggers in place for liquidity fees and gates, ratings would be permitted for money market funds, and there would be a nine month implementation period starting after the final regulation is promulgated.
The European Council, which is made up of representatives from each Member State, adopted its own proposed version of money market fund reform in June 2016. Formal discussions of money market fund reform by the European Council commenced under the Italian Presidency (July 1, 2014 - December 31, 2014) and concluded under the Dutch Presidency (January 1, 2016 - June 30, 2016). Under the European Council text, European money market fund reform will include CNAV, LVNAV and VNAV funds. Among other reforms, an LVNAV fund will be able to use amortized cost for securities with remaining maturities of 75 days or less, provided that the overall deviation between the fund's shadow price and amortized cost price is less than 20 basis points. If liquid assets would fall below 30% of total assets, a fund’s board could choose from several options, including imposing liquidity fees of up to 2% on redemptions, instituting redemption gates that limit the number of shares in CNAV or LVNAV funds to be redeemed in a trading day to a maximum of 10% of shares for up to 15 days, suspending redemptions for up to 15 days, or determining no action is required. Most importantly, the European Council text does not include a sunset provision for LVNAV funds and does not limit Government CNAV Funds to only European sovereign securities. The proposed money market fund reforms that are ultimately adopted could vary materially from that proposed by the European Council or the European Parliament.
The European Council and European Parliament are negotiating at a trialogue to form a final European text under the Slovakian Presidency. While there are no certainties, management understands that a possible agreement on European money market fund reform could be agreed upon by the end of 2016 and approved in 2017. If not, trialogue negotiations would continue under the Malta Presidency. Any agreement between the European Council and European Parliament will be subject to approval by the European Parliament's ECON Committee and then a full vote of Parliament in a Plenary session. As noted above, however, Brexit could delay agreement on, and implementation of, European money market fund reforms.
Discussions regarding a European FTT also continue without such a FTT being adopted. Notwithstanding challenges to its legality, discussions have continued regarding the scope, application and allocation of the FTT. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 remaining participating Member States agreed on a new proposal for a FTT. Under the new proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Regarding derivatives, the proposal indicates that for option-type derivatives the tax base should preferably be based on the option premium. For derivatives other than options, the proposal indicates that a term-adjusted notional amount or market value (where applicable) may be considered as the appropriate taxable base. The proposal also indicates that adjustments to the tax rates or to the definition of the tax base may be necessary in order to avoid distortions. Under the new proposal, repurchase agreements and reverse repurchase agreements and transactions of public debt managers and their counterparts would be exempt from the FTT. Derivatives "with public debt to 100% as direct underlying" (e.g., futures, forwards and options that have all sovereign bonds issued by governmental entities as the underlying asset) also would initially be exempt from the FTT. After a transition period, the FTT would be extended to such derivatives with public debt unless participating Member States decide otherwise. With the exceptions noted above, the new proposal would subject all derivatives to the FTT. Under the new proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

agents or clearing members when the agents and clearing members act as facilitators. Under previous proposals, it had been agreed that the impact of the FTT on the real economy and pension schemes should be minimized, subject to further analysis. The participating Member States agreed that further analysis with regard to real economy and pension funds is required, and did not address these matters in the new proposal. The participating Member States also agreed that the European Commission will present draft legislation regarding the FTT before the end of 2016. On October 11, 2016, German Finance Minister Wolfgang Schaeuble indicated that "[w]e want to have a decision by year-end, a positive one, if possible." Management does not anticipate final agreement and legislation on the FTT until near the end of 2016 at the earliest. The time needed to implement any agreement and enact legislation is not known at this time. As noted above, however, Brexit could delay agreement on, and implementation of, the FTT in Europe.
After publishing an initial consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" in January 2014, the Financial Stability Board (FSB) and International Organization of Securities Commissions (IOSCO) published for comment on March 6, 2015 a second consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation). In the Second Consultation, the FSB and IOSCO took a more inclusive approach setting forth revised methodologies for assessing the systemic risk of investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplated the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors. As noted in its May 29, 2015 comment letter submitted to the FSB and IOSCO on the Second Consultation, Federated believes that the application of the Second Consultation's criteria should generally result in the exclusion of funds and asset managers that do not make significant use of leverage or derivatives from being designated as non-bank, non-insurance company global systemically important financial institutions. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions. On June 17, 2015, IOSCO announced that its risk analysis will initially focus on industry activities and managers in the broader global financial context in identifying potential systemic risks, rather than on the size of asset managers, but that after that review is complete, work on methodologies for the identification of individual entities should be reassessed. On July 30, 2015, the FSB announced that it has decided to wait to finalize the assessment methodologies for non-bank non-insurance company global systemically important financial institutions until after its current work on financial stability risks stemming from asset management activities is completed. The FSB indicated that, after discussing its initial findings in September 2015, it will develop activities-based policy recommendations. On June 22, 2016, the FSB published a consultative document, "Proposed Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities," (Vulnerability Recommendations) in which the FSB focused on liquidity, leverage, operational risks in transferring investment mandates or accounts, and securities lending activities as potential sources of vulnerabilities. The Vulnerability Recommendations also focused on structural vulnerabilities of pension funds, sovereign wealth funds and exchange-traded funds. Among other policy recommendations to address the identified vulnerabilities, the FSB recommended increased transparency and reporting, improved liquidity risk management, adoption of consistent measures of leverage, development of more robust risk management frameworks and business continuity and transition plans, and increased monitoring of securities lending practices. On September 21, 2016, Federated submitted a comment letter to the FSB on the Vulnerability Recommendation in which Federated, while generally supporting many of the recommendations in the Vulnerability Recommendations that can be viewed as guidance on liquidity, leverage and other related risks, respectfully disagreed with the premise that the regulated fund industry, particularly in the U.S., creates financial stability risk. Federated also emphasized that additional, burdensome regulation is not warranted. Comments on the Vulnerability Recommendations are available at http://www.fsb.org/2016/10/public-responses-to-the-june-2016-consultative-document-proposed-policy-recommendations-to-address-structural-vulnerabilities-from-asset-management-activities/. The FSB intends to consider comments on this consultative document, finalize its recommendations by the end of 2016, and then work with IOSCO to operationalize the final recommendations.
European money market reform and the imposition of an EU FTT, particularly if enacted with broad application, would each be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, the FSB consultative documents (including the Vulnerability Recommendations) or other initiatives also may affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that European money market reform proposals, the FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such proposals are finalized and approved or the FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.

(b) Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates late in 2015 and into 2016. At each of its 2016 meetings to date, the FOMC has deferred making additional increases in this target rate. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. See Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers.
Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the fourth quarter of 2016 may result in a negative pre-tax impact on income of approximately $4 million. Any potential waiver recovery may be offset by changes in customer relationships or arrangements, among other potential factors. An expected change in a customer relationship may reduce pre-tax income by approximately $3 million per quarter beginning in late 2016. See Part II, Item 5 of Federated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for additional information. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Excluding the impact of this expected customer relationship change, management estimates that an increase of 25 basis points in gross yields on securities purchased in money market fund portfolios will likely reduce the negative pre-tax impact of these waivers to approximately $1 million per quarter and an increase of 50 basis points could nearly eliminate these waivers. Including the impact of this expected customer relationship change, management estimates that an increase of 25 basis points in gross yields on securities purchased in money market fund portfolios will likely nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

(c) Subsequent Event - Special Cash Dividend

On October 27, 2016, the board of directors declared a $1.25 per share dividend to shareholders of record as of November 8, 2016 to be paid on November 15, 2016. The dividend, which will be paid from Federated's existing cash balance, is considered to be an ordinary dividend for tax purposes and consists of a $0.25 quarterly dividend and a $1.00 special dividend. The special dividend is expected to decrease diluted earnings per share for the fourth quarter 2016 by approximately $0.01 to $0.02 due to the application of the two-class method of calculating earnings per share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2016	2015
By Asset Class
Money market	$248,366	$246,937	1%
Equity	64,114	51,956	23
Fixed-income	51,844	52,065	0
Total managed assets	$364,324	$350,958	4%
By Product Type
Funds:
Money market	$209,382	$216,252	(3)%
Equity	37,777	33,273	14
Fixed-income	39,796	38,982	2
Total fund assets	286,955	288,507	(1)
Separate Accounts:
Money market	38,984	30,685	27
Equity	26,337	18,683	41
Fixed-income	12,048	13,083	(8)
Total separate account assets	77,369	62,451	24
Total managed assets	$364,324	$350,958	4%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2016	2015		2016	2015
By Asset Class
Money market	$250,292	$245,133	2%	$255,063	$246,057	4%
Equity	63,682	54,238	17	58,383	54,166	8
Fixed-income	51,446	52,577	(2)	51,039	53,100	(4)
Total average managed assets	$365,420	$351,948	4%	$364,485	$353,323	3%
By Product Type
Funds:
Money market	$213,078	$213,633	0%	$217,384	$212,582	2%
Equity	37,902	35,181	8	35,572	35,114	1
Fixed-income	39,527	39,526	0	38,505	40,371	(5)
Total average fund assets	290,507	288,340	1	291,461	288,067	1
Separate Accounts:
Money market	37,214	31,500	18	37,679	33,475	13
Equity	25,780	19,057	35	22,811	19,052	20
Fixed-income	11,919	13,051	(9)	12,534	12,729	(2)
Total average separate account assets	74,913	63,608	18	73,024	65,256	12
Total average managed assets	$365,420	$351,948	4%	$364,485	$353,323	3%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Equity Funds
Beginning assets	$37,076	$35,533	$34,125	$33,141
Sales	3,011	2,464	9,567	7,658
Redemptions	(2,883)	(2,043)	(7,697)	(5,880)
Net sales	128	421	1,870	1,778
Net exchanges	(26)	(110)	(79)	(65)
Market gains and losses/reinvestments[1]	599	(2,571)	1,861	(1,581)
Ending assets	$37,777	$33,273	$37,777	$33,273

Equity Separate Accounts
Beginning assets	$24,785	$19,256	$19,431	$18,285
Sales[2]	2,968	1,456	8,474	4,598
Redemptions[2]	(1,262)	(1,350)	(3,644)	(3,388)
Net sales[2]	1,706	106	4,830	1,210
Net exchanges	1	(1)	1	(1)
Market gains and losses[3]	(155)	(678)	2,075	(811)
Ending assets	$26,337	$18,683	$26,337	$18,683

Total Equity Assets
Beginning assets	$61,861	$54,789	$53,556	$51,426
Sales[2]	5,979	3,920	18,041	12,256
Redemptions[2]	(4,145)	(3,393)	(11,341)	(9,268)
Net sales[2]	1,834	527	6,700	2,988
Net exchanges	(25)	(111)	(78)	(66)
Market gains and losses/reinvestments[1]	444	(3,249)	3,936	(2,392)
Ending assets	$64,114	$51,956	$64,114	$51,956

Fixed-income Funds
Beginning assets	$38,611	$40,042	$37,989	$40,456
Sales	3,641	3,277	10,442	11,019
Redemptions	(2,971)	(4,173)	(10,415)	(12,370)
Net sales (redemptions)	670	(896)	27	(1,351)
Net exchanges	19	90	(12)	31
Market gains and losses/reinvestments[1]	496	(254)	1,792	(154)
Ending assets	$39,796	$38,982	$39,796	$38,982

Fixed-income Separate Accounts
Beginning assets	$11,714	$12,862	$13,130	$12,251
Sales[2]	360	638	704	1,631
Redemptions[2]	(284)	(336)	(2,717)	(817)
Net sales (redemptions)[2]	76	302	(2,013)	814
Net exchanges	0	(6)	0	(6)
Market gains and losses[3]	258	(75)	931	24
Ending assets	$12,048	$13,083	$12,048	$13,083

Total Fixed-income Assets
Beginning assets	$50,325	$52,904	$51,119	$52,707
Sales[2]	4,001	3,915	11,146	12,650
Redemptions[2]	(3,255)	(4,509)	(13,132)	(13,187)
Net sales (redemptions)[2]	746	(594)	(1,986)	(537)
Net exchanges	19	84	(12)	25
Market gains and losses/reinvestments[1]	754	(329)	2,723	(130)
Ending assets	$51,844	$52,065	$51,844	$52,065

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Funds
Beginning assets	$75,687	$75,575	$72,114	$73,597
Sales	6,652	5,741	20,009	18,677
Redemptions	(5,854)	(6,216)	(18,112)	(18,250)
Net sales (redemptions)	798	(475)	1,897	427
Net exchanges	(7)	(20)	(91)	(34)
Market gains and losses/reinvestments[1]	1,095	(2,825)	3,653	(1,735)
Ending assets	$77,573	$72,255	$77,573	$72,255

Separate Accounts
Beginning assets	$36,499	$32,118	$32,561	$30,536
Sales[2]	3,328	2,094	9,178	6,229
Redemptions[2]	(1,546)	(1,686)	(6,361)	(4,205)
Net sales[2]	1,782	408	2,817	2,024
Net exchanges	1	(7)	1	(7)
Market gains and losses[3]	103	(753)	3,006	(787)
Ending assets	$38,385	$31,766	$38,385	$31,766

Total Assets
Beginning assets	$112,186	$107,693	$104,675	$104,133
Sales[2]	9,980	7,835	29,187	24,906
Redemptions[2]	(7,400)	(7,902)	(24,473)	(22,455)
Net sales (redemptions)[2]	2,580	(67)	4,714	2,451
Net exchanges	(6)	(27)	(90)	(41)
Market gains and losses/reinvestments[1]	1,198	(3,578)	6,659	(2,522)
Ending assets	$115,958	$104,021	$115,958	$104,021

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
By Asset Class
Money market assets	70%	70%	46%	32%
Equity assets	16%	15%	38%	47%
Fixed-income assets	14%	15%	16%	21%
By Product Type
Funds:
Money market assets	60%	60%	45%	31%
Equity assets	10%	10%	31%	39%
Fixed-income assets	11%	11%	14%	19%
Separate Accounts:
Money market assets	10%	10%	1%	1%
Equity assets	6%	5%	7%	8%
Fixed-income assets	3%	4%	2%	2%

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

As of September 30, 2016, total managed assets increased 4% from September 30, 2015 primarily as a result of an increase in equity assets. Average managed assets increased 4% and 3% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. Period-end money market assets increased 1% at September 30, 2016 compared to September 30, 2015. Average money market assets increased 2% and 4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. After raising the benchmark rate in December 2015 for the first time in nearly 10 years to a still accommodative range of 0.25% to 0.50%, Federal Reserve policymakers continued to defer making additional increases at their 2016 meetings to date, citing a desire for more convincing evidence of achieving their dual mandate of price stability and maximum employment. Period-end equity assets increased 23% at September 30, 2016 compared to September 30, 2015 primarily due to net sales and, to a lesser extent, market appreciation. Average equity assets increased 17% and 8% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Period-end fixed-income assets remained flat at September 30, 2016 as compared to September 30, 2015, primarily as a result of net redemptions being nearly completely offset by market appreciation. Average fixed-income assets decreased 2% and 4% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Both equity and fixed-income assets benefited during the period from modest improvements in the U.S. and European economies, diminished concerns about China and oil prices that remained near their highs for the year. Global central banks continued to add stimulus or, in the case of the Federal Reserve, put off tightening, causing longer-term sovereign bond yields to remain near historical lows and, in some countries, negative. Two key indicators of equity-market performance, the S&P 500 and Dow Jones Industrial Average, closed slightly up, but off their highs for the quarter. With regard to fixed-income assets, yields, as reflected by 10-year Treasuries, ended the quarter somewhat higher than where they started, while credit sectors, as measured by their respective indices, closed the quarter with positive returns.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $60.3 million for the three-month period ended September 30, 2016 as compared to the same period in 2015 primarily due to a decrease of $65.3 million in Voluntary Yield-related Fee Waivers and an increase of $5.8 million due to higher average equity assets. The increase in revenue was partially offset by a decrease of $8.6 million due to a change in the mix of average money market assets.

Revenue increased $170.5 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily due to a decrease of $184.8 million in Voluntary Yield-related Fee Waivers. The increase in revenue was partially offset by a decrease of $10.4 million from lower average fixed-income assets.

See the previous section under the caption Business Developments - Low Short-Term Interest Rates and Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.

For the nine-month period ended September 30, 2016, Federated’s ratio of revenue from managed assets to average managed assets was 0.31% as compared to 0.26% for the same period of 2015. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers.

Operating Expenses. Total operating expenses for the three-month period ended September 30, 2016 increased $45.9 million compared to the same period in 2015. Distribution expense increased $39.9 million in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase of $47.5 million related to decreased Voluntary Yield-related Fee Waivers. Compensation and related expense increased $5.1 million in the third quarter of 2016 compared to the same period in 2015 reflecting a $3.3 million increase in incentive compensation driven primarily by sales performance and a $1.1 million increase in base salary and wages primarily due to higher wages and increased headcount.

Total operating expenses for the nine-month period ended September 30, 2016 increased $122.2 million compared to the same period in 2015. Distribution expense increased $115.5 million in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase of $127.9 million related to decreased Voluntary Yield-related Fee Waivers. Compensation and related expense increased $9.7 million in the first nine months of 2016 compared to the same period in 2015 reflecting an $8.2 million increase in incentive compensation driven primarily by sales performance and a $1.8 million increase in base salary and wages primarily due to higher wages. The increase in operating expenses was partially offset due to the recognition of $3.5 million in insurance proceeds in the second quarter of 2016 for claims submitted over the past several years relating to a legal matter, which was primarily recorded in Professional service fees.

Nonoperating Income (Expenses). Nonoperating income (expenses), net increased $6.9 million for the three-month period ended September 30, 2016 as compared to the same period in 2015. The change is primarily due to an increase in Gain (loss) on securities, net of $6.3 million due primarily to an increase in the market value of trading securities in the third quarter of 2016 as compared to a decrease in the market value of trading securities for the same period in 2015.

Nonoperating income (expenses), net increased $9.7 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015. The change is primarily due to an increase in Gain (loss) on securities, net of $8.1 million due primarily to an increase in the market value of trading securities in the first nine months of 2016 as compared to a decrease in the market value of trading securities for the same period in 2015.

Income Taxes. The income tax provision increased $6.5 million for the three-month period ended September 30, 2016 as compared to the same period in 2015 primarily due to higher income before income taxes. The effective tax rate was 35.6% for the three-month period ended September 30, 2016 as compared to 37.1% for the same period in 2015. The decrease in the effective tax rate is primarily due to an increase in net income from noncontrolling interests for the three-month period ended September 30, 2016 as compared to the same period in 2015, which is not taxable to Federated but is included in Income before income taxes.

The income tax provision increased $16.5 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily due to higher income before income taxes. The effective tax rate was 35.7% for the nine-month period ended September 30, 2016 as compared to 37.8% for the same period in 2015. The decrease in the effective tax rate is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

primarily due to an increase in net income from noncontrolling interests for the nine-month period ended September 30, 2016 as compared to the same period in 2015, which is not taxable to Federated but is included in Income before income taxes.

Net Income Attributable to the Noncontrolling Interests in Subsidiaries. Net income attributable to the noncontrolling interests in subsidiaries increased $4.0 million in the third quarter of 2016 compared to the same period in 2015 primarily due to a decrease of $1.7 million in Voluntary Yield-related Fee Waivers and $2.3 million primarily related to a newly consolidated VIE during 2016. See Note (2) to the Consolidated Financial Statements for additional information.

Net income attributable to the noncontrolling interests in subsidiaries increased $10.6 million for the nine-month period ended September 30, 2016 compared to the same period in 2015 primarily due to a decrease of $6.0 million in Voluntary Yield-related Fee Waivers and $4.5 million primarily related to a newly consolidated VIE during 2016. See Note (2) to the Consolidated Financial Statements for additional information.

Net Income Attributable to Federated Investors, Inc. Net income increased $10.8 million for the three-months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three-months ended September 30, 2016 increased $0.12 as compared to the same period of 2015 primarily due to increased net income.

Net income increased $30.9 million for the nine-month period ended September 30, 2016 as compared to the same period in 2015, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the nine-month period ended September 30, 2016 increased $0.31 as compared to the same period of 2015 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2016, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $384.7 million as compared to $367.4 million at December 31, 2015. The change in liquid assets is primarily related to the increase in Cash and cash equivalents and summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities and an increase in Receivables due primarily to increased revenue.

At September 30, 2016, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $178 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $175.5 million for the nine months ended September 30, 2016 as compared to $152.2 million for the same period in 2015. The increase of $23.3 million was primarily due to an increase in cash received related to the $170.5 million increase in revenue previously discussed. This increase was partially offset by (1) an increase in cash paid related to the $115.5 million increase in distribution-related expense previously discussed, (2) an increase of $21.2 million in cash paid for taxes for the nine months ended September 30, 2016 as compared to the same period in 2015 due primarily to increased net income for the same comparative periods and (3) an increase in cash paid related to the $9.7 million increase in Compensation and related expense previously discussed.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2016, net cash used by investing activities was $4.7 million which primarily represented $10.4 million in cash paid for property and equipment (including technology), partially offset by $8.0 million in proceeds from redemptions of securities available for sale.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2016, net cash used by financing activities was $158.4 million. During the first nine months of 2016, Federated (1) paid $77.8 million or $0.75 per share in dividends to holders of its common shares, (2) paid $61.4 million to purchase treasury stock (see Note (10) and Note (14) to the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Consolidated Financial Statements for additional information) and (3) repaid $19.1 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the nine-month periods ended September 30, 2016 and 2015, Federated made principal payments on the Term Loan of $19.1 million. As of September 30, 2016, the entire $200 million revolving credit facility was available for borrowings.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2016. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2016, the interest coverage ratio was 106 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2016, the leverage ratio was 0.5 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. In addition to the contractual obligations and contingent liabilities described below, management expects that principal uses of cash will include funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, modifying existing products and relationships and funding property and equipment (including technology). As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.

On October 27, 2016, the board of directors declared a $1.25 per share dividend to shareholders of record as of November 8, 2016 to be paid on November 15, 2016. The dividend, which will be paid from Federated's existing cash balance, is considered to be an ordinary dividend for tax purposes and consists of a $0.25 quarterly dividend and a $1.00 special dividend. See Management's Discussion and Analysis under the caption Business Developments - Subsequent Event - Special Cash Dividend for more information on the estimated diluted earnings per share impact for the quarter ending December 31, 2016.

After evaluating Federated’s projected liquid assets following the special dividend payment, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility included in the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which, subsequent to the $6.4 million debt payment made in early October of 2016, could cause total outstanding borrowings to total as much as $392 million.

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated’s goodwill as of September 30, 2016.

For balances at September 30, 2016 as compared to December 31, 2015, Investments—affiliates decreased $12.5 million, Investments—consolidated investment companies increased $33.6 million and Redeemable noncontrolling interest in subsidiaries increased $21.2 million due primarily to the impact of a newly consolidated VIE as a result of the adoption of ASU 2015-02. See Note (2) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Accounts payable and accrued expenses at September 30, 2016 increased $10.9 million from December 31, 2015 primarily due to an increase in distribution-related accruals as a result of decreased Voluntary Yield-related Fee Waivers.

Accrued compensation and benefits at September 30, 2016 decreased $13.9 million from December 31, 2015 primarily due to the 2015 accrued annual incentive compensation being paid in the first quarter of 2016 ($67.6 million), partially offset by certain 2016 incentive compensation accruals recorded at September 30, 2016 ($54.4 million).

Long-term deferred tax liability, net increased $14.0 million at September 30, 2016 compared to December 31, 2015, primarily due to tax amortization deductions related to indefinite lived intangible assets and goodwill, which are not amortized for book purposes, but rather assessed for impairment each reporting period.

There were no indicators of goodwill impairment as of September 30, 2016 as Federated’s market capitalization exceeded the book value of equity by approximately 350%.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated’s exposures to market risk during the nine months ended September 30, 2016 that would require an update to the disclosures provided in Federated’s Annual Report on Form 10-K for the year ended December 31, 2015.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated’s disclosure controls and procedures were effective at September 30, 2016.

Part I, Item 4. Controls and Procedures
(unaudited)

(b)
There has been no change in Federated’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Federated’s internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Item 1A. Risk Factors

The following risk factor is provided to update the Risk Factors of Federated previously disclosed in Federated's Annual Report on Form 10-K for the year ended December 31, 2015 and the update disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016:
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
If it were to be determined that the relief available under the no-action letter was improperly relied upon, or that the independence requirements under the federal securities laws were not otherwise complied with regarding Federated, Federated's previously filed Annual Reports on Form 10-K (including financial statements audited by EY) and Quarterly Reports on Form 10-Q (including financial statements reviewed by EY) may not be considered compliant with the applicable federal securities laws. If it were to be determined that EY did not comply with the independence requirements, among other things, the financial statements audited by EY and the interim financial statements reviewed by EY may have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated's eligibility to issue securities under its existing registration statements may be impacted and certain financial reporting and/or other covenants with, and representations and warranties to,

Part II. Other Information
(unaudited)

Federated's lenders may be impacted. Similar issues would arise for a Federated Fund for which EY (or another Accounting Firm) serves as such Federated Fund's independent Accounting Firm if it were to be determined that the no-action letter was improperly relied upon, or EY (or such other Accounting Firm) otherwise was not in compliance with the independence requirements under the federal securities laws, with respect to such Federated Fund. In either case, such events could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated’s share repurchase program during the third quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July	60,000	$28.27	60,000	1,266,916
August[2]	545,554	22.03	360,000	906,916
September[2]	300,900	31.14	300,000	606,916
Total	906,454	$25.47	720,000	606,916

1
In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of September 30, 2016. See Note (10) to the Consolidated Financial Statements for additional information on this program. See Note (14) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on October 27, 2016.

2
In August and September of 2016, 185,554 and 900 shares, respectively, of restricted stock with a weighted-average price of $2.37 per share and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

Item 5. Other Information

Election of New Independent Director

On Thursday, October 27, 2016, the Board of Directors of Federated Investors, Inc. (Board) approved (1) an increase in the number of directors comprising the Board from seven to eight members, (2) the election of Joseph C. Bartolacci (age 56) as an independent director of Federated Investors, Inc. (Federated) to fill the vacancy created by the expansion of the Board to eight members; and (3) the appointment of Mr. Bartolacci to Federated's Audit Committee, Compensation Committee and Compliance Committee. The Board determined that Mr. Bartolacci is "independent" (including, without limitation, for audit committee member purposes) as defined by The New York Stock Exchange Listed Company Manual (NYSE Rules) as applicable to "controlled companies" such as Federated. In making this determination, the Board considered all relevant facts and circumstances. Mr. Bartolacci has no relationship with Federated that impacts his independence. The Board also determined that Mr. Bartolacci was financially literate and an audit committee financial expert as defined under federal securities laws. As a member of Federated's Compensation Committee, Mr. Bartolacci also has been deemed to be an "outside director" for purposes of Section 162(m) of the Internal Revenue Code and a non-employee director as defined in Rule 16b-3 of the Securities Exchange Act of 1934. Mr. Bartolacci was recommended to the Board by J. Christopher Donahue, Federated’s Chairman, Chief Executive Officer and President, and Mr. David M. Kelly, an independent director of Federated.
Since 2006, Mr. Bartolacci has served as Chief Executive Officer of Matthews International Corporation (Matthews), a provider principally of brand solutions, memorialization products and industrial products. From 2005 to 2006, he was President and Chief Operating Officer of Matthews. Since 2005, Mr. Bartolacci also has served as a member of the Board of Directors of Matthews. Prior to 2005, he held various positions within Matthews, including President, Casket Division; Executive Vice President of Matthews; President, Matthews Europe; President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews) and General Counsel of Matthews. He also serves on the Matthews Pension Board, the Board of the Jas. H. Matthews & Co. Educational and Charitable Trust, the boards of various subsidiaries of Matthews, and the Board of Directors of Saint Vincent College. Mr. Bartolacci also previously served on the Citizens Bank Mid-Atlantic Regional Advisory Board. In determining that Mr. Bartolacci should serve as a director of Federated, the Board identified his background in accounting (B.A., Accounting, Saint Vincent College and past experience as a Certified Public Accountant), his experience as a lawyer in private practice at

Part II. Other Information
(unaudited)

Reed Smith LLP and as General Counsel of Matthews, his business and senior management experience at Matthews, and his experience serving as a board member of Matthews.
As a director of Federated, Mr. Bartolacci will have the benefit of arrangements available to Federated's other independent directors. For example, he will be compensated for his service on the Board consistent with Federated's disclosed compensation program for directors and will be eligible for awards of Federated's Class B Common Stock under Federated’s Stock Incentive Plan. He also will be subject to applicable policies and procedures of Federated, such as Federated's Code of Business Conduct and Ethics.

Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Ninth amendment to Federated Investors Tower Lease dated as of September 9, 2016 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	October 28, 2016	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 28, 2016	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer