Form 10-K
period 2016-12-31
FEDERATED INVESTORS INC /PA/
filed 2017-02-24
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $2.7 billion, based on the last reported sales price of $28.78 as reported by the New York Stock Exchange as of such date. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 16, 2017, was 9,000 and 101,697,183, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2017 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; levels of sales staff, competitors and competing products and strategies; obligations to make additional contingent or other payments pursuant to employment agreements; business opportunities; future cash needs and cash flows; uses of treasury stock, legal proceedings; the timing and impact of continuing regulatory oversight, and increased or modified laws, regulations and rules, including potential, proposed and final rules, or possible deregulation, by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; auditor independence requirements; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (fee waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of continuing regulatory oversight, potential, proposed and final laws, regulations and other rules and possible deregulation, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies and new accounting pronouncements; interest rate, concentration, market, price, foreign exchange and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of fee waivers incurred by Federated. The obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $365.9 billion in assets under management (AUM or managed assets) at December 31, 2016.
Federated operates in one operating segment, the investment management business. Federated sponsors, markets and provides investment-related services to various investment products, including mutual funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated's principal source of revenue is investment advisory fee income earned by various domestic subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act). Federated also has investment advisor subsidiaries, which earn advisory fee income based primarily upon the AUM of investment products, that are located outside of the U.S. and are registered with foreign regulators.
Federated provided investment advisory services to 124 sponsored investment companies and other funds (Federated Funds) as of December 31, 2016. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including retail investors, corporations and retirement plans. The Federated Funds are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, both of which are domiciled in Ireland, the Federated Cash Management Funds, which are domiciled in the United Kingdom, the Federated Short-Term Daily U.S. Dollar Fund, Ltd., which is domiciled in the Cayman Islands and the Federated Strategic Value U.S. Equity Dividend Fund, which is domiciled in Canada. Most of Federated's U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the 1940 Act. In general, material amendments to such advisory agreements must be approved by the funds' shareholders. These advisory agreements are generally terminable upon 60 days notice to the investment advisor.
Of the 124 Federated Funds as of December 31, 2016, Federated's investment advisory subsidiaries managed 38 money market funds totaling $206.4 billion in AUM, 48 fixed-income funds with $39.5 billion in AUM and 38 equity funds with $36.2 billion in AUM.
As of December 31, 2016, Federated provided investment advisory services to $83.8 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised mutual funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that may be terminated at any time.
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

Assets Under Management
Total AUM are composed of Federated Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2016 vs. 2015
dollars in millions	2016	2015
Money market	$252,213	$256,437	(2)%
Equity	62,381	53,556	16
Fixed-income	51,314	51,119	0
Total managed assets	$365,908	$361,112	1%

Average managed assets represent the average balance of AUM during a period of time and, for 2014, includes a liquidation portfolio that completely liquidated in the fourth quarter of 2014. Because substantially all revenue and certain components of distribution expense are generally calculated daily based on AUM, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period. Average managed assets for the past three years were as follows:

	Year ended December 31,			2016 vs. 2015	2015 vs. 2014
dollars in millions	2016	2015	2014
Money market	$252,346	$246,539	$254,260	2%	(3)%
Equity	59,431	54,149	48,317	10	12
Fixed-income	51,161	52,805	51,333	(3)	3
Liquidation portfolio	0	0	4,557	NA	(100)
Total average managed assets	$362,938	$353,493	$358,467	3%	(1)%
Changes in Federated's average asset mix year-over-year across both asset classes and product/strategy types have a direct impact on Federated's operating income. Asset mix impacts Federated's total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged to fixed income products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, funds typically have a higher management-fee rate than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market funds than the revenue earned from managed assets in equity or fixed-income funds.
Revenue
Federated's revenues from investment advisory, administrative and other service fees provided under agreements with the Federated Funds, Separate Accounts and other entities over the last three years were as follows:

	Year ended December 31,			2016 vs. 2015	2015 vs. 2014
dollars in thousands	2016	2015	2014
Investment advisory fees, net	$766,825	$626,325	$557,318	22%	12%
Administrative service fees, net	211,646	211,458	213,136	0	(1)
Other service fees, net	161,378	84,910	84,039	90	1
Other, net	3,522	3,916	4,757	(10)	(18)
Total revenue	$1,143,371	$926,609	$859,250	23%	8%
Federated's revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2016 vs. 2015	2015 vs. 2014
dollars in thousands	2016	2015	2014
Domestic	$1,116,136	$907,841	$841,429	23%	8%
Foreign	27,235	18,768	17,821	45	5
Total revenue	$1,143,371	$926,609	$859,250	23%	8%

Low Short-Term Interest Rates
In December 2015, the Federal Open Market Committee of the Federal Reserve Board (FOMC) increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates. Throughout 2016, the FOMC deferred making increases in this target rate, but in December raised the federal funds target rate range by an additional 25 basis points to 0.50%-0.75%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has voluntarily waived fees (either through fee waivers, reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels and mix in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds and changes in expenses of the money market funds. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.
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
Federated is one of the largest U.S. managers of money market assets, with $252.2 billion in such AUM at December 31, 2016. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2016, Federated managed money market assets in the following asset classes: government ($190.3 billion); prime ($46.8 billion); non-U.S. domiciled ($9.3 billion); and tax-free ($5.8 billion).
Federated's equity assets totaled $62.4 billion at December 31, 2016 and are managed across a wide range of styles including: value and income ($40.3 billion); growth ($9.6 billion); international/global ($4.5 billion); blend ($2.7 billion); and alternative ($0.5 billion). Federated also manages assets in balanced and asset allocation funds ($4.8 billion) which may also invest in fixed-income securities.
Federated's fixed-income assets totaled $51.3 billion at December 31, 2016 and are managed in a wide range of categories including: multisector ($22.8 billion); high-yield ($10.2 billion); municipal ($5.8 billion); U.S. corporate ($5.0 billion); U.S. government ($4.6 billion); mortgage-backed ($1.5 billion); and international/global ($1.4 billion).
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
Distribution Channels
Federated's distribution strategy is to provide products and strategies geared toward financial intermediaries, primarily banks, broker/dealers and investment advisors and directly to institutions such as corporations and government entities. Federated provides comprehensive investment management to more than 8,500 institutions and intermediaries including corporations, government entities, insurance companies, foundations, endowments, banks and broker/dealers. Federated uses its trained sales force of over 200 representatives and managers to add new customer relationships and strengthen and expand existing relationships.
Product Markets
Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2016 attributable to such markets are as follows: wealth management and trust (40%); broker/dealer (34%); institutional (22%); and international (4%).
Wealth Management and Trust. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds in 1974, and has since expanded its services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals across all of these types of firms use a broad range of Federated's equity, fixed-income and money market funds, and Separate Accounts, to invest the assets over which they have discretion.
The majority of Federated's managed assets from the wealth management channel are invested in money market funds. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. In addition, Federated offers an extensive menu of equity and fixed-income Federated Funds and Separate Accounts structured for this market. In addition to bank trust departments and registered investment advisory firms, Federated provides products and services to capital markets customers (institutional brokerages generally within banks) and directly to cash management and treasury departments at major corporations and government entities.
Federated employs a dedicated sales force backed by an experienced support staff to offer products and strategies to the wealth management and trust market. As of December 31, 2016, managed assets in this market included $118.6 billion in money market assets, $16.4 billion in fixed-income assets and $9.7 billion in equity assets.
Broker/Dealer. Federated distributes its products and strategies in this market through a large, diversified group of over 1,300 national, regional and independent broker/dealers and bank broker/dealers. Federated maintains sales staff dedicated to calling on broker/dealers, bank broker/dealers and insurance interests. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer customers. As of December 31, 2016, managed assets in the broker/dealer market included $62.8 billion in money market assets, $45.7 billion in equity assets and $16.6 billion in fixed-income assets.
Institutional. Federated maintains a dedicated sales staff to focus on the distribution of its products and strategies to a wide variety of domestic institutional customers including corporations, corporate and public pension funds, government entities, foundations, endowments, hospitals, and non-Federated investment companies. As of December 31, 2016, managed assets in the institutional market included $61.9 billion in money market assets, $15.2 billion in fixed-income assets and $4.6 billion in equity assets.
International. Federated manages assets from customers outside the U.S. through subsidiaries focused on gathering assets in Europe, Canada, Latin America and the Middle East. As of December 31, 2016, managed assets in the international market included $8.9 billion in money market assets, $3.1 billion in fixed-income assets and $2.4 billion in equity assets.
Competition
The investment management business is highly competitive across all types of investment products, including mutual funds, separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products. Competition is particularly intense among mutual fund providers. According to the Investment Company Institute, at the end of 2016, there were approximately 8,100 open-end mutual funds of varying sizes and investment objectives whose shares are currently being offered to the public both on a sales-load and no-sales-load basis.
As of December 31, 2016, Federated had $282.1 billion of fund AUM and $83.8 billion of Separate Account AUM. Of the Separate Account AUM, $23.6 billion related to SMAs. Net sales in 2016 for equity and fixed-income funds were $0.7 billion.

Net sales in 2016 for equity and fixed-income Separate Accounts were $3.4 billion, which included net sales for equity and fixed-income SMAs of $5.6 billion.
In addition to competition from other mutual fund managers and investment advisors, Federated and the mutual fund industry compete with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, other financial institutions, hedge funds and exchange traded funds.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence, relationships with intermediaries and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, the Advisers Act, state laws regarding securities fraud and registration, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Current Regulatory Environment - Domestic
Increased regulation and oversight of the investment management industry in the U.S. continued in 2016. With the commencement of President Trump's administration in 2017 and the political uncertainty following the 2016 Presidential and Congressional elections, a possibility exists in 2017 for repeal of certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), a delay past the April 10, 2017 effective date of the Department of Labor's (DOL) final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (Final Fiduciary Rule), and other deregulation. On January 20, 2017, President Trump issued a memorandum imposing a regulatory moratorium to allow time for department and agency heads appointed or designated by President Trump (including those at the DOL and U.S. Securities and Exchange Commission (SEC)), to review and approve the regulations. This regulatory moratorium includes, among other directives, a delay in any published, but not yet effective, regulations until March 21, 2017. On January 30, 2017, President Trump signed an Executive Order on reducing regulation and controlling regulatory costs, which, among other directives, (1) directs executive departments or agencies to identify at least two existing regulations to be repealed any time a new regulation is proposed or promulgated, (2) directs, with limited exceptions, the total incremental costs of all new (including repealed) regulations in 2017 to be no greater than zero unless otherwise required by law, and (3) directs that any new incremental costs associated with new regulations be offset by the elimination of existing costs associated with at least two prior regulations. On February 3, 2017, President Trump signed an Executive Order on core principles of regulating the United States financial system, which, among other core principles, includes a policy to make regulations efficient, effective and appropriately tailored. On February 3, 2017, President Trump also issued a memorandum on the DOL's Final Fiduciary Rule directing the DOL to examine the Final Fiduciary Rule to determine whether it has or is likely to harm or adversely affect investors and, if the DOL determines that the Final Fiduciary Rule does result in harm to or adversely effects investors, to propose a rule rescinding or revising it. Specifically, the memorandum directed the DOL, as part of its examination of the Final Fiduciary Rule, to prepare an updated economic and legal analysis concerning the likely impact of the Final Fiduciary Rule, which must consider, among other things: (1) whether the anticipated applicability of the Final Fiduciary Rule has harmed or is likely to harm investors due to a reduction of Americans' access to certain retirement savings offerings, retirement product structures, retirement savings information or related financial advice; (2) whether the anticipated applicability of the Final Fiduciary Rule has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees; and (3) whether the Final Fiduciary Rule is likely to cause an increase in litigation, and an increase in the prices that investors and retirees must pay to gain access to retirement services. That same day, acting U.S. Secretary of Labor Ed Hugler issued a statement indicating that the DOL "will now consider its legal options to delay the applicability date as we comply with the President's memorandum." On February 10, 2017, it was reported that the DOL filed with the Office of Management and Budget to seek to delay the April 10, 2017 effective date of the Final Fiduciary Rule for 180 days pursuant to a comment period as short as 15 days, and to seek to start another round of public comment on the Final Fiduciary Rule.
Among other legislative initiatives, legislation has been proposed, or is pending, in Congress to repeal aspects of the Dodd-Frank Act, delay the effectiveness of the Final Fiduciary Rule for two years, and require that the benefits of proposed SEC regulations justify the costs to jobs, economic growth and capital formation and that the SEC engage in a retrospective review of its regulations every five years and conduct post-adoption impact assessments of major rules. There also are efforts underway to improve the transparency and to seek to curtail certain authority of the Financial Stability Oversight Council (FSOC). Despite the regulatory moratorium and possibility for deregulation, additional regulation and oversight of the investment management industry is expected to continue in 2017, albeit possibly to a lesser extent. The increased regulation has required, and is expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and has caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and mix, customer relationships, revenues and operating income. The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows.
The implementation of changes stemming from the structural, operational and other requirements imposed pursuant to amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other regulations, adopted on July 23, 2014 (2014 Money Fund Rules), and related guidance (collectively, the 2014 Money Fund Rules and Guidance) was completed on or before October 14, 2016, the final compliance date for the 2014 Money Fund Rules. Subsequently, the SEC has announced that compliance with the structural, operational and other requirements imposed under the 2014 Money Fund Rules and Guidance will be an examination priority in 2017. The SEC and DOL, among other regulatory authorities, self-regulatory organizations or exchanges, also have adopted or proposed other rules and regulations, or taken or proposed to take other actions, (collectively, both domestically and abroad, as applicable, Other Regulatory Developments) that have impacted, or will impact, Federated's business, results of operations, financial condition and/or cash flows. Given the regulatory moratorium and possibility for deregulation that exist in the current regulatory environment in the U.S., the degree of impact of the 2014 Money Fund Rules and Guidance, Final Fiduciary Rule and Other Regulatory Developments can vary and is uncertain.
On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies. Under these proposed rules, a fund would be required (among other requirements) to (1) comply with one of two alternative portfolio limitations designed to limit the amount of leverage the fund may obtain through derivatives and certain other transactions, (2) manage the risks associated with the fund's derivatives transactions by segregating certain assets in an amount designed to enable the fund to meet its obligations, including under stressed conditions, (3) establish a formalized derivatives risk management program if the fund engages in more than a limited amount of derivatives transactions or uses certain complex derivatives, and (4) segregate certain assets to cover the fund's obligations if a fund uses certain financial commitment transactions, such as reverse repurchase agreements and short sales. In a comment letter, dated March 23, 2016, Federated acknowledged certain constructive elements of the proposed rules, but opposed elements of the proposed rules in their current form, including, among other points, the adoption of a rules-based regime that employs fixed limits on notional exposure and disallows netting of most hedges, the proposed requirement that eligible coverage assets are limited to cash and cash equivalents, and the ability of advisors to adopt lesser standards for derivatives risk management programs where notional derivatives exposure is less than 50% of fund assets. Comments are available at http://www.sec.gov/comments/s7-24-15/s72415.shtml. It is unclear when the derivative rules will be finalized. Management does not expect these rules to be finalized before the second quarter of 2017 with an extended compliance period. The regulatory moratorium imposed by President Trump, and possibility for deregulation in the U.S., could further delay these rules.
On April 6, 2016, the DOL released its Final Fiduciary Rule. The Final Fiduciary Rule, which, together with related guidance, imposes a modified fiduciary standard for retirement plan advisors. The Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisors by requiring such advisors to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, level certain fees, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. The DOL issued three sets of Frequently Asked Questions (FAQs) on the Final Fiduciary Rule on October 27, 2016, and on January 13, 2017. These FAQs addressed various topics, such as the Best Interest Contract Exemption, level fee requirements, covered investment recommendations, investor education, transactions with independent fiduciaries, investor rights and other requirements and issues under the Final Fiduciary Rule. The Final Fiduciary Rule currently is scheduled to go into effect on April 10, 2017. Two major requirements of the Final Fiduciary Rule, however, currently are scheduled to be transitioned over time so that the full requirements of the Final Fiduciary Rule would not take effect until January 1, 2018.
The level fee, and certain other requirements, under the Final Fiduciary Rule have raised questions regarding the sale and distribution of mutual fund shares under the 1940 Act. In response, in December 2016, the SEC staff issued IM Guidance Statement 2016-06 relating to mutual fund fee structures in which, among other things, the SEC staff advised that they would not object if, subject to certain requirements being satisfied, lengthy sales load variation disclosure for multiple intermediaries is included as an appendix to (or a stand-alone document incorporated into) a mutual fund's statutory prospectus as a means for the mutual fund to comply with Rule 22d-1 under the 1940 Act and Item 12(a)(2) under Form N-1A, which is the form used to register a mutual fund with the SEC. Rule 22d-1 and Item 12(a)(2) require that each variation to a mutual fund's sales price be applied uniformly to particular classes of investors or transactions and disclosed with specificity. On January 11, 2017, the SEC then issued a no-action letter granting relief from the requirements of Section 22(d) under the 1940 Act to permit, subject to certain requirements being satisfied, broker-dealers, when acting as brokers, to charge a commission on sales of mutual fund shares that do not have any front-end or contingent deferred sales loads or other asset-based sales charges (so called "clean shares") for sales or distribution services outside of the mutual fund.
There have been at least six lawsuits filed challenging the validity of the Final Fiduciary Rule on various grounds. At least three of these lawsuits have been rejected, and others are still pending. Moreover, on January 6, 2017, a bill was introduced in Congress to delay the Final Fiduciary Rule. The regulatory moratorium imposed by President Trump, and possibility for deregulation in the U.S., could further delay these rules.
On June 28, 2016, the SEC proposed rules that would require registered investment advisors to adopt and implement written business continuity and transition plans. If enacted as proposed, the rules would require registered investment advisors to assess and inventory components of their businesses, including operational and other risks related to significant disruptions in operations, and to design, adopt and implement written business continuity and transition plans "reasonably designed to address operational and other risks related to a significant disruption in the investment adviser's operations." Registered investment advisors also would be required to comply with certain additional recordkeeping and compliance requirements related to business continuity and transition plans. In a comment letter dated September 2, 2016, Federated acknowledged the need for an updated framework to strengthen industry practices regarding business continuity, but respectfully asserted that the proposed rules: (i) set an unreasonable standard for advisors that is not justified by cost/benefit assessments; (ii) fail to acknowledge the obstacles advisors face due to the inability of critical service providers to provide adequate clarity regarding their business continuity programs because of the service providers' need for confidentiality (thus requiring greater redundancies by investment advisors); and (iii) fail to acknowledge and clarify the important role of disclosure in informing investors of the risks associated with business continuity events. Regarding transition plans, Federated respectfully asserted that the proposed rules: (i) are highly burdensome while having little practical value as they require meaningless speculation by the advisor regarding transactions it may undertake in hypothetical risk scenarios; (ii) are not cost/benefit justified based on the historical experience of advisors of registered vehicles that would be most affected by the proposed rules; and (iii) create a record to assist in regulatory oversight that could alternatively be achieved by far simpler and less costly means. Comments are available at https://www.sec.gov/comments/s7-13-16/s71316.htm. It is unclear when the business continuity and transition planning rules will be finalized. Management does not expect these rules to be finalized before the fourth quarter of 2017. The regulatory moratorium imposed by President Trump, and possibility for deregulation in the U.S., could further delay these rules.
On August 25, 2016, the SEC promulgated final rules (originally proposed on May 20, 2015) amending Form ADV (the registration form and disclosure brochure for investment advisors) to, in part, require advisors to maintain additional performance records, and provide additional information regarding borrowing and the use of derivatives, relating to separately managed accounts. Compliance with these amendments is required with respect to any Form ADV, or amendment to Form ADV, filed on or after October 1, 2017.
On October 13, 2016, the SEC adopted new rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Among other requirements and changes, the new reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The new rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN by June 1, 2018. The compliance date for other disclosure requirements is August 1, 2017. The SEC, however, did not adopt a proposed rule that would have permitted delivery of fund shareholder reports through website posting in lieu of mailing them to shareholders. Given the possibility for deregulation in the U.S., it is uncertain whether aspects of the modernization of investment company reporting rules will be modified or eliminated prior to the required compliance dates.
The new liquidity risk management rules require open-end investment companies (other than money market funds and certain exchange traded funds (ETFs)) to establish liquidity risk management programs that contain certain required elements, including (among others): (1) classification of the liquidity of fund portfolio investments into four "buckets" (i.e., highly liquid, moderately liquid, less liquid and illiquid); (2) assessment, management and periodic review of a fund's liquidity risk; (3) the establishment of a highly liquid investment minimum (i.e., a minimum percentage of cash and investments that can be liquidated in three business days without significantly changing the market value of the investment); (4) a limitation on illiquid investments (i.e., 15% of net assets) with board reporting of exceptions; and (5) fund board review and approval of the liquidity management program and the designation of a fund advisor or officer to administer the program. In addition to certain other policy and procedure, disclosure and recordkeeping requirements, the new rules require confidential reporting on Form N-LIQUID when a fund's level of illiquid assets exceeds 15% of its net assets or when the fund's highly liquid investments fall below its highly liquid investment minimum for more than a brief period of time. Larger fund complexes, such as Federated's, are required to establish their liquidity risk management programs and begin reporting on Form N-LIQUID by December 1, 2018. Compliance with disclosure and certain other requirements is required by June 1, 2017. Given the possibility for deregulation in the U.S., it is uncertain whether aspects of the liquidity risk management rules will be modified or eliminated prior to the required compliance date.
The new swing pricing rule permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs stemming from shareholder purchase and redemption transactions to the shareholders transacting in the funds' shares. Specifically, swing pricing involves a fund determining its net asset value (NAV) and adding to or subtracting from its unswung NAV by a specified amount - a "swing factor" - to determine the price at which purchases and redemptions in fund shares would be transacted. The swing factor would be applied to a fund's unswung NAV once the level of net purchases into or net redemptions out of the fund has exceeded a specified percentage or percentages of the fund's unswung NAV known as a "swing threshold." In addition to certain disclosure, reporting, recordkeeping and other requirements, for a fund that elects to adopt swing pricing, the new rule requires the fund's board to adopt policies and procedures that specify the process for how the fund's swing factor and swing threshold would be determined (taking into account certain considerations) and establish and disclose an upper limit on the swing factor used, which may not exceed two percent of the fund's NAV per share. The fund's board also will be required to approve the fund's swing factor upper limit, swing pricing threshold and any changes thereto, and to review a written report covering the adequacy of the fund's swing pricing policies and procedures and the effectiveness of their implementation. The new swing pricing rule becomes effective on November 19, 2018. Given the regulatory moratorium imposed by President Trump and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," marketing support payments, and intermediary and other payments and related disclosures. The SEC staff also has continued to focus its attention on liquidity and redemption risks, leverage, information security, vendor risk management and other operational risks, and the failure/closing of investment industry participants. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. Throughout 2015 and 2016, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosure in light of changing market conditions, and sales load variation disclosure, among other topics. Given the reported views of President Trump and his administration, the changes in SEC management, and the possibility for deregulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by other regulators, in addition to the SEC and DOL, also continued, and may continue, to affect investment management industry participants, including Federated. For example, the FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules. This prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying and evaluating the financial stability implications of the asset management sector. On April 18, 2016, the FSOC released its Update on Review of Asset Management Products and Activities (Update), which reported its views on potential risks to financial stability arising from certain asset management products and activities, including mutual funds, other pooled investment vehicles and separately managed accounts. In the Update, the FSOC focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. The FSOC also indicated that, among other additional analysis, it would continue to review and monitor the SEC's proposed rules on modernization, liquidity management and derivatives and their implications for financial stability. At several meetings from July 2016 through January 2017, the FSOC received updates on asset management products and activities, which included a discussion of SEC initiatives and data gaps, potential risks stemming from asset management products, such as hedge funds, the impact of the 2014 Money Fund Rules and Guidance, and the process for non-bank financial company designations under the Dodd-Frank Act (including six quantitative thresholds applied to a broad group of non-bank financial companies during stage one of the process). The possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC, and the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.

The current regulatory environment, including the SEC's 2014 Money Market Fund Rules and Guidance and the SEC's Final Fiduciary Rule, has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, the floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required from and after October 14, 2016 under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives and that, as spreads widen, investors who exited prime money market funds will likely reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's business can vary and is uncertain. The DOL's Final Fiduciary Rule, once effective, also will likely impact Federated's AUM, revenues and operating income. For example, while management believes that Federated's separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and that Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients, intermediaries are likely to reduce the number of Federated Funds offered on their platforms and mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address the 2014 Money Fund Rules and Guidance and the Final Fiduciary Rule, including considering and/or effecting legislation, regulation, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. For example, Federated took steps to adjust its money market fund product line to offer a broad menu of institutional, municipal, prime, government, 60-day maximum maturity, 7-day maximum maturity and private and collective money market funds. Given the uncertainty of a possible delay or replacement of the Final Fiduciary Rule, Federated continues to prepare for its April 10, 2017 effective date. Federated’s preparation includes having conversations with intermediary customers regarding the Final Fiduciary Rule and SEC guidance relating to the Final Fiduciary Rule, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its clients to comply, with the Final Fiduciary Rule, the 1940 Act and other applicable laws and regulations. Among other actions, Federated developed an educational website to assist clients with compliance with the Final Fiduciary Rule, increased the number of Federated Funds that offer "clean shares," including R6 shares, and filed registration statement amendments to add "T Shares" to 33 Federated Funds prior to the Final Fiduciary Rule's current April 10, 2017 effective date.
Federated also continues to dedicate internal and external resources to analyze and address the evolving landscape of Other Regulatory Developments applicable to Federated, including the investment company modernization, liquidity, derivative, business continuity and transition planning, and other final and proposed regulations, guidance, initiatives and actions referred to above, and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements.
The 2014 Money Fund Rules and Guidance, Final Fiduciary Rule, and Other Regulatory Developments, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and/or may cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships.
Members of Congress and political candidates also continue to discuss proposals to enact a Financial Transactions Tax (FTT) on securities transactions in the U.S. Proposals that have been discussed involve, among other matters being considered, taxing stock, bond, derivative and certain other transactions at varying rates, and providing credits to lower income individuals and married couples. The enactment of an FTT on a broad basis in the U.S. would be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that a U.S. FTT may have on its business, results of operations, financial condition and/or cash flows until such a proposal is enacted. In light of the policies of President Trump's administration, management does not anticipate that an FTT will be enacted in the U.S. in 2017.
Federated will continue to monitor regulatory developments as necessary, and may implement additional changes to its business and practices as Federated deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated's product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as further money market fund regulation, the Final Fiduciary Rule and Other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as the Final Fiduciary Rule and Other Regulatory Developments, will be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules and Guidance, Final Fiduciary Rule and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of December 31, 2016, given the current regulatory environment, including the October 14, 2016 final compliance date for the 2014 Money Fund Rules and the potential for deregulation under President Trump's administration or future additional or modified regulation or guidance, Federated is unable to fully assess the impact of adopted or proposed regulations, and Other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of December 31, 2016, given the potential for deregulation under President Trump's administration and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.

International
On June 23, 2016, in a referendum on the UK's continued membership in the EU, the UK voted to leave the EU (known as "Brexit"). Since that time, the Bank of England reduced interest rates in the UK in August 2016 from 0.5% to 0.25% and announced an extension of its quantitative easing program, the value of the British Pound has remained lower than pre-Brexit levels and the UK's credit rating has been downgraded. While UK financial markets have rebounded, debate also has erupted regarding the exit process, the actions Scotland and Ireland may take in response to the UK’s exit from the EU, whether work and travel permit restrictions will be imposed, whether the UK will remain part of a single European market, and the ultimate impact Brexit will have on the UK economy and the EU. The UK Prime Minister has announced that the UK may file to trigger the exit process as early as the end of the first quarter of 2017. On Tuesday, January 24, 2017, the UK Supreme Court ruled that the Prime Minister cannot trigger the exit process without a vote of Parliament. On February 8, 2017, Parliament's House of Commons passed legislation authorizing Brexit and the House of Lords is scheduled to vote on the legislation later in February 2017. It currently is not expected that Parliament will delay the Prime Minister's schedule for triggering the UK's exit. Once triggered, the process for agreeing and implementing the UK's withdrawal from the EU is expected to take two years or more and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A, Risk Factors under the caption Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the FTT. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of December 31, 2016, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
On December 7, 2016, the Committee of Permanent Representatives from Member States approved the initial draft of the EU money market fund reforms. On December 8, 2016, the European Parliament Committee on Economic and Monetary Affairs approved the initial draft of the reforms. Final approval of the reforms by the Council of Ministers and Plenary in the European Parliament is expected later in the first or second quarter of 2017. The final reforms provide for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. Among other characteristics, the government CNAV funds will need to invest 99.5% of their assets in public debt securities, which includes government debt/assets, reverse repurchase agreements securitized by government debt/assets of any eligible sovereign nation as determined by the funds' managers, and will be able to utilize amortized cost accounting to value all portfolio securities. Among other characteristics, the LVNAV funds will be able to invest in money market instruments, such as government, corporate and asset-backed commercial paper, among other instruments. LVNAV funds will be able to utilize amortized cost accounting to value securities with maturities of 75 days or less so long as the amortized cost value of the securities is within 10 basis points of the mark-to-market value of the securities, and will need to utilize mark-to-market/mark-to-model values for securities with maturities over 75 days. The LVNAV funds' NAVs, which will be rounded to two decimal places, will move only if the NAV moves outside of a 20 basis point collar. Short-term VNAV funds and standard VNAV funds will be able to invest in money market instruments like LVNAV funds, but will need to utilize mark-to-market/mark-to model values for portfolio securities rather than using amortized cost accounting.
Government CNAV, LVNAV, and short-term VNAV funds will be able to hold portfolio securities with maturities of 397 days or less, and will be required to maintain a maximum weighted average maturity (WAM) of 60 days or less and a maximum weighted average life (WAL) of 120 days or less. Standard VNAV funds will be able to hold portfolio securities with maturities of two years or less, and will be required to maintain a maximum WAM of 120 days or less and a maximum WAL of 360 days or less. Government CNAV and LVNAV funds will be required to maintain minimum daily liquidity of at least 10% and minimum weekly liquidity of at least 30%. Short-term VNAV and standard VNAV funds will be required to maintain minimum daily liquidity of at least 7.5% and minimum weekly liquidity of at least 15%. Unlike government CNAV and LVNAV funds, short-term VNAV and standard VNAV funds will not be subject to discretionary and mandatory redemption gates and/or liquidity fees. Government CNAV or LVNAV funds will need to consider the imposition of discretionary redemption gates and liquidity fees if a fund falls below 30% of its total portfolio in weekly liquidity and suffers daily outflows (i.e., net redemptions) of 10% of its assets and the fund’s board determines action needs to be taken. Potential measures may include the application of fees reflecting the cost to the fund of selling assets to pay redemptions and/or redemption gates limiting redemptions to 10% of the fund's assets for up to 15 days. Government CNAV or LVNAV funds will need to impose mandatory redemption gates and/or liquidity fees if a fund's weekly liquidity falls below 10% of its total portfolio; in that case, a meeting of the fund's board will need to be convened and the board must decide an appropriate action to be taken (i.e., redemption gate and/or liquidity fees). Under the final EU money market fund reforms, sponsor support will be prohibited for all money market funds.
The EU money market fund reforms are expected to go into force 20 days after the publication of the final reforms in the Official Journal of the EU. The publication of the final reforms is expected to be published late in the second quarter of 2017 after the reforms receive final approval. If the EU money market reforms receive final approval in their current form, the EU money market fund reforms will be effective (i.e., must be complied with) in regards to new funds 12 months after the reforms go into force (or around late in the second quarter of 2018) and will be effective (i.e., must be complied with) in regards to existing funds 18 months after the reforms go into force (or around late in the fourth quarter of 2018). While the reforms will need to be complied with in 2018, government CNAV and LVNAV fund reforms will be subject to a future review by the European Commission in 2022. This review will consider the adequacy of the reforms from a prudential and economic perspective, taking into account, among other factors, the impact of the reforms on investors, money market funds, money fund managers and short-term financing markets, the role that money market funds play in purchasing debt issued or guaranteed by EU Member States, and international regulatory developments. As noted above, it is uncertain whether Brexit could delay implementation of the EU money market fund reforms.
Discussions regarding a European FTT also continue without the FTT being adopted. Notwithstanding challenges to its legality, discussions regarding the scope, application and allocation of the FTT continued in 2016 and are expected to continue in 2017. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on a new proposal for an FTT. Under the new proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Regarding derivatives, the proposal provides that for option-type derivatives the tax base should be based on the option premium. For derivatives other than options, the proposal provides that a term-adjusted notional amount or market value (where applicable) may be considered as the appropriate taxable base. The proposal also indicates that adjustments to the tax rates or to the definition of the tax base may be necessary in order to avoid distortions. Under the new proposal, repurchase agreements and reverse repurchase agreements and transactions of public debt managers and their counterparts would be exempt from the FTT. Derivatives "with public debt to 100% as direct underlying" (e.g., futures, forwards and options that have all sovereign bonds issued by governmental entities as the underlying asset) also would initially be exempt from the FTT. After a transition period, the FTT would be extended to such derivatives with public debt unless participating Member States decide otherwise. With the exceptions noted above, the new proposal would subject all derivatives to the FTT. Under the new proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. Under previous proposals, it had been agreed that the impact of the FTT on the real economy and pension schemes should be minimized, subject to further analysis. The participating Member States agreed that further analysis with regard to real economy and pension funds is required, and did not address these matters in the new proposal. While participating Member States had agreed that the European Commission would present draft legislation regarding the FTT before the end of 2016, it has been reported that, at a December 6, 2016 meeting of the EU Economic and Financial Affairs Council, Austria's Finance Minister, Hans Jorg Schelling, indicated that certain more critical participating Member States have not yet provided data that the European Commission would need to complete a final assessment of the FTT's impact on the real economy. It has been reported that government officials in Belgium are concerned over the FTT's potential negative impact for Belgium's pension funds and national financial market. It also has been reported that Austria and Italy are hoping for a final agreement on the FTT sometime in the first half of 2017. At a mid-January 2017 plenary session of the European Parliament, a debate on the progress of the negotiations on the FTT was undertaken and it was reported that a final text of a legislation proposal for the FTT could be expected by mid 2017. Discussions continued at a February 21, 2017 meeting of the economic and finance ministers of the participating Member States where a number of issues were discussed, including an exemption for pension funds, without any final decisions being reached. The time needed to implement any agreement and enact legislation is not known at this time. As noted above, however, Brexit could delay agreement on, and implementation of, the FTT in Europe.
After publishing in January 2014 an initial consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions," the Financial Stability Board (FSB) and International Organization of Securities Commissions (IOSCO) published for comment on March 6, 2015 a second consultative document on "Assessment Methodologies for Identifying Non-Bank Non-Insurer Global Systemically Important Financial Institutions" (Second Consultation). In the Second Consultation, the FSB and IOSCO took a more inclusive approach setting forth revised methodologies for assessing the systemic risk of investment funds with an increased focus on leverage, and a new methodology for asset managers that focuses on activities that are conducted by a particular asset manager and may have the potential to generate systemic risk and warrant consideration. Each methodology contemplated the application of a materiality threshold to determine an assessment pool and requires assessment of global systemic importance for entities selected for further analysis by reviewing "impact factors" (e.g., size, interconnectedness, complexity, substitutability, and cross jurisdictional activities) based on sector-specific indicators relating to each of the relevant impact factors. As noted in its May 29, 2015 comment letter submitted to the FSB and IOSCO on the Second Consultation, Federated believes that the application of the Second Consultation's criteria should generally result in the exclusion of funds and asset managers that do not make significant use of leverage or derivatives from being designated as non-bank, non-insurance company global systemically important financial institutions. Management believes that money market funds should not be designated as non-bank, non-insurance company global systemically important financial institutions. On June 17, 2015, IOSCO announced that its risk analysis will initially focus on industry activities and managers in the broader global financial context in identifying potential systemic risks, rather than on the size of asset managers, but that after that review is complete, work on methodologies for the identification of individual entities should be reassessed. On July 30, 2015, the FSB announced that it has decided to wait to finalize the assessment methodologies for non-bank non-insurance company global systemically important financial institutions until after its current work on financial stability risks stemming from asset management activities is completed. The FSB indicated that, after discussing its initial findings in September 2015, it will develop activities-based policy recommendations.
Regarding the FSB's work on financial stability risks stemming from asset management activities, the FSB published a consultative document, "Proposed Policy Recommendations to Address Structural Vulnerabilities from Asset Management

Activities" in June 2016. On January 12, 2017, the FSB published its final "Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" (Final FSB Recommendations), which set forth 14 final policy recommendations intended to address four identified structural vulnerabilities from asset management activities that the FSB believes could potentially present financial stability risks. The four identified structural vulnerabilities identified by the FSB include: (1) a perceived liquidity mismatch between fund investments and redemption terms and conditions for open-end fund shares; (2) leverage within investment funds; (3) operational risk and challenges at asset managers in stressed conditions; and (4) securities lending activities of asset managers and funds. Regarding the perceived liquidity mismatch, the Final FSB Recommendations seek to increase information and transparency, strengthen liquidity risk management, and encourage the use of system-wide stress testing by regulatory authorities, through, among other efforts, developing consistent disclosure and reporting requirements, distinguishing between information useful to investors and regulatory authorities, making more liquidity risk management tools (e.g., swing pricing, redemption fees, other anti-dilution methods) available to open-end funds, and requiring and providing guidance on stress testing to support liquidity risk management. Regarding leverage, the Final FSB Recommendations focus on measuring and monitoring leverage within funds, including through, among other efforts, developing consistent measures of leverage, identifying or developing more risk-based measures to monitor leverage risk and collecting fund-level and aggregate data on leverage and its use in funds. Regarding operational risk, the Final FSB Recommendations aim to improve risk management frameworks and practices taking into account the level of risk an asset manager's activities pose to the financial system, including through, among other efforts, imposing requirements or providing guidance on business continuity and transition planning. Regarding securities lending, the Final FSB Recommendations focus on monitoring for situations where indemnifications provided by asset managers to their clients in relation to securities lending activities indicate the development of material risks or regulatory arbitrage that may adversely affect financial stability and recommend that regulatory authorities verify and confirm asset managers adequately cover potential credit losses. The Final FSB Recommendations also set forth preliminary results of the FSB's analysis regarding potential vulnerabilities of pension funds and sovereign wealth funds and address additional considerations relating to the liquidity transformation of exchange traded funds. Management, while generally supporting many of the recommendations in the Final FSB Recommendations that can be viewed as guidance on liquidity, leverage and other related risks, continues to respectfully disagree with the premise that the regulated fund industry, particularly in the U.S., creates financial stability risk and believes that additional burdensome regulation is not warranted.
Management believes that an EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Management also is continuing to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of December 31, 2016, Federated is unable to assess the potential impact that European money market reforms, the FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments receive final approval and become effective or the FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.
Employees
At December 31, 2016, Federated employed 1,463 persons.

Executive Officers of Federated Investors, Inc.
The following section sets forth certain information regarding the executive officers of Federated as of February 24, 2017:

Name	Position	Age
John F. Donahue	Chairman Emeritus of Federated Investors, Inc.	92

J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Investors, Inc.	67

Gordon J. Ceresino	Vice Chairman of Federated Investors, Inc. and President, Federated International Management Limited	59

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Investors, Inc. and President, FII Holdings, Inc.	58

John B. Fisher	Vice President and Director of Federated Investors, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	60

Eugene F. Maloney	Executive Vice President of Federated Investors, Inc. and Executive Vice President, Federated Investors Management Company	71

John W. McGonigle	Vice Chairman, Executive Vice President, Chief Legal Officer, Secretary and Director of Federated Investors, Inc.	78

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Investors, Inc.	53

Paul A. Uhlman	Vice President of Federated Investors, Inc. and President, Federated Securities Corp.	50

Stephen Van Meter	Vice President and Chief Compliance Officer of Federated Investors, Inc.	41

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated.

Mr. John F. Donahue is a co-founder of Federated. He served as director and Chairman of Federated since Federated's initial public offering in May 1998, and now serves as Chairman Emeritus effective April 28, 2016. He previously served as a director or trustee of 38 investment companies managed by subsidiaries of Federated until April 28, 2016. Mr. Donahue is the father of J. Christopher Donahue who serves as President, Chief Executive Officer, Chairman and director of Federated and Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998 and was elected as Chairman of Federated effective April 28, 2016. He also serves as a director, trustee or officer of various Federated subsidiaries. He is President of 30 investment companies managed by subsidiaries of Federated. He is also director or trustee of 33 investment companies managed by subsidiaries of Federated. Mr. Donahue is the son of John F. Donahue who serves as Chairman Emeritus of Federated and the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated.
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
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. Mr. Donahue previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board on April 28, 2016. He also serves as an Assistant Secretary of Federated and he is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. Mr. Donahue also serves as a director, trustee or officer of various other Federated subsidiaries.  Mr. Donahue is the son of John F. Donahue who serves as Chairman Emeritus of Federated and the brother of J. Christopher Donahue who serves as President, Chief Executive Officer, Chairman and director of Federated. He is also a director or trustee of seven investment companies managed by subsidiaries of Federated.
Mr. John B. Fisher has served as Vice President of Federated since 1998. Mr. Fisher previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board on April 28, 2016. He has also been President and Chief

Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of these subsidiaries that are wholly owned by Federated. He also serves as a director, trustee or officer of certain other Federated subsidiaries. He is President of three investment companies managed by subsidiaries of Federated. He is also director or trustee of 26 investment companies managed by subsidiaries of Federated. Prior to 2006, he served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated.
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
Mr. John W. McGonigle has been a director of Federated since 1998. He has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since 1998 and as Vice Chairman since 2003. Mr. McGonigle is also Chairman of Federated International Management Limited, a wholly owned subsidiary of Federated. He is also a director or trustee of certain other subsidiaries of Federated. Mr. McGonigle is also Secretary and Executive Vice President of 33 registered investment companies managed by subsidiaries of Federated.
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated since 2013. Prior to that time, he served as Fund Treasurer of Federated's domestic mutual funds beginning in 2006 and served as the Controller of Federated from 1997 through 2005. He also serves as Senior Vice President, Treasurer, Assistant Treasurer, Assistant Company Secretary or director for various other subsidiaries of Federated. Mr. Novak is a Certified Public Accountant.
Mr. Paul A. Uhlman has served as Vice President of Federated, and President and a director of Federated Securities Corp., a wholly owned subsidiary of Federated, since June 15, 2016. He is also a director, trustee or officer of certain subsidiaries of Federated. As President of Federated Securities Corp., Mr. Uhlman is responsible for the marketing and sales efforts of Federated. Mr. Uhlman had previously served as a Vice President of Federated Securities Corp. since 1995, and most recently served as Executive Vice President of Federated Securities Corp. since 2010. Mr. Uhlman also held the position of National Sales Director, Institutional Sales, from 2007 through June 15, 2016.
Mr. Stephen Van Meter has served as Vice President and Chief Compliance Officer of Federated since July 2015. Between October 2011 and July 2015, Mr. Van Meter served as Compliance Operating Officer at Federated. Between October 2007 and October 2011, Mr. Van Meter served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, he served as Senior Counsel in the SEC's Division of Enforcement.
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
Federated will also provide, free of charge, a copy of its most recent annual report on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K, annual information statements and amendments to those reports upon written request. Send requests to: Corporate Communications, Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.
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
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a meaningful or significant portion of Federated's total AUM or revenue may be attributable to one or more products or strategies, or asset classes, offered by Federated, or one or more clients or customer intermediaries with whom Federated has a relationship. See Note (3) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue. A significant and prolonged decline in the AUM of a strategy or fund with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds. Likewise, significant negative changes in Federated's relationship with a customer with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer. A significant change in Federated's investment management business or a significant reduction in AUM due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Low Short-Term Interest Rates. In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates. Throughout 2016, the FOMC deferred making increases in this target rate, but in December raised the federal funds target rate range by an additional 25 basis points to 0.50%-0.75%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In addition, while increases in short-term interest rates generally have the effect of decreasing these fee waivers for certain money market funds, the corresponding increases in yields and the resulting decrease in fee waivers are not certain nor directly proportional.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels and mix in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds and changes in expenses of the money market funds. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2016	2015	2014
Total Revenue	$(87.8)	$(333.6)	$(410.6)
Less: Reduction in Distribution expense	65.8	240.6	280.9
Operating income	(22.0)	(93.0)	(129.7)
Less: Reduction in Noncontrolling interest	0.0	7.1	10.7
Pre-tax impact	$(22.0)	$(85.9)	$(119.0)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2016 as compared to 2015 primarily as a result of higher yields on instruments held by the money market funds. During 2015, the negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased compared to 2014 primarily as a result of higher yields on instruments held by the money market funds, and to a lesser extent, by a decrease in average money market assets. See Note (19) to the Consolidated Financial Statements for information regarding the quarterly pre-tax impact of these fee waivers.
As mentioned above, the FOMC increased the federal funds target rate range by 25 basis points in both December 2016 and 2015. While the FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, Federated is unable to predict when, or to what extent, the FOMC will further increase their target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the first quarter of 2017 may result in a negative pre-tax impact on income of approximately $1 million, which is less than the impact to each quarter of 2016 (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers and Note (19) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers). Any potential waiver recovery may be partially offset by changes in asset mix and customer relationships or arrangements, among other potential factors. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Management estimates that an increase of an additional 25 basis points in gross yields on securities purchased in money market fund portfolios could nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in asset levels and mix within the money market funds or among customer assets, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the U.S. Treasury Department (Treasury Department), the SEC, the DOL, the FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties. The continuation, duration, level and impact of Voluntary Yield-related Fee Waivers, as well as Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) as money market yields increase, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Rising Interest Rates. Despite the expectation that further increases in short-term interest rates above the current low rate range of 0.50%-0.75% will further reduce the impact of the Voluntary Yield-related Fee Waivers, increases in interest rates could also have an adverse effect on Federated's revenue from money market and other fixed-income products and strategies. The value of equity securities (such as dividend paying equity securities) also may rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-term duration fixed-income products and strategies for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Among other potential adverse effects, rising interest rates may result in decreased liquidity and increased volatility in financial markets and could negatively impact the performance of Federated's products and strategies and Federated's revenue. Management cannot estimate the impact of rising interest rates (including, for example on Federated's revenue), but such impact could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns, disruptions or other conditions (domestic or international) may cause volatility, illiquidity and other potential adverse effects in the financial markets and adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in Federated's investment products and strategies. Such economic or financial market downturns, disruptions or other conditions (domestic or international) may include, for example, disruptions in the securities and credit markets, defaults or poor performance in certain sectors of the economy, unemployment, the commencement, continuation or ending of government policies and reforms (including those of new administrations or otherwise), stimulus programs and other market-related actions, changes in monetary policy, central bank activism through continued ownership, exchange, cancellation or issuance of debt or other means, increased regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values or exchange rates or currency abandonment, inflation or deflation, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions, economic or political weakness or instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the financial markets. For example, regarding currency abandonment and political instability, there is considerable uncertainty as a result of Brexit, as to the arrangements that will apply to the UK's relationship with the EU and other countries leading up to, and following, the UK's withdrawal from the EU. This long-term uncertainty may affect other countries in the EU and elsewhere. The UK's departure from the EU also may cause volatility within the EU, triggering prolonged economic downturns in certain European countries or sparking additional Member States to depart, or contemplate departing, from the EU. In addition, Brexit creates the perception of additional economic stresses for the UK, including the view that there may be potential decreased trade, capital outflows, devaluation of the British pound, wider corporate bond spreads due to uncertainty, and possible declines in business and consumer spending as well as foreign direct investment. See Item 1 - Business under the caption Regulatory Matters for additional information on Brexit. Each of the above factors, among others, may cause or contribute to economic or financial market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated's products and strategies may be adversely affected, potentially in a material way, by changes in U.S. markets, downgrades of U.S. credit ratings, the U.S. debt ceiling or other developments in the U.S., as well as by actual or potential deterioration in international sovereign, commodity or currency market conditions.
At December 31, 2016, Federated's liquid assets of $310.3 million included investments in certain Federated-sponsored money market and other fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated and the money market and other fluctuating NAV funds managed or distributed by Federated also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that potential losses that may be realized as a result of these exposures will not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
The ability of Federated to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products and strategies Federated offers and its investment performance under prevailing market conditions. Adverse market conditions or other events also could impact Federated's customers. In the event of extreme circumstances, such as economic, political, or business crises, Federated's products and strategies may suffer significant net redemptions in AUM causing severe liquidity issues in its short-term, fixed-income or certain other sponsored investment products and strategies and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Custody and portfolio accounting services for all of Federated's fund products are outsourced to one of four third-party financial institutions that are leading providers of such mutual fund services. Accounting records for Federated's funds are maintained by these service providers (or vendors). These service providers, or other service providers of Federated and its products or customers, could also be adversely affected by the adverse market conditions described above. It is not possible to predict with certainty the extent to which the services or products Federated receives from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that potential service interruption or Federated's ability to find a suitable replacement would not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business. Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to federal securities laws, principally the 1933 Act, 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud and registration, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges including, but not limited to, the SEC, the Financial Industry Regulatory Authority (FINRA) and the New York Stock Exchange (NYSE). From time to time, the federal securities laws have been augmented substantially. For example, among other measures, Federated and its products and strategies have been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999 and the Dodd-Frank Act. Federated and its domestic products (such as the Federated Funds) and strategies, and any offshore products (such as offshore Federated Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA), due to certain Federated Funds investing in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years regulators, self-regulatory organizations or exchanges such as the SEC, FINRA, CFTC, NFA and NYSE have adopted other regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, as well as Federated's AUM, revenues and operating income, and may continue to do so. Federated's business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated's products are structured, distributed, provided or sold, such as, for example, the DOL's Final Fiduciary Rule. Federated and its products and strategies also are affected by certain other laws and regulations governing banks and other financial institutions or intermediaries. Federated's and its products' operations outside of the U.S. are subject to foreign laws and regulation by foreign regulatory or other authorities, such as the U.K. Financial Conduct Authority (FCA) for London-based operations, the Central Bank of Ireland for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, and Ontario (and certain other provincial) Securities Commission for Canadian operations.
Additional, or amendments to, laws, regulations, rules, interpretations or governmental policies, both domestically and abroad, may increase compliance risk and operating expenses, including the costs associated with compliance. As Federated's business expands, the potential impact of such changes in laws, regulations, rules, interpretations or governmental policies, compliance and the risks and costs associated with compliance may increase.
Domestically, following up on the reforms implemented pursuant to the 2014 Money Fund Rules and Guidance that became fully effective on October 14, 2016, the SEC has announced that compliance with the structural, operational and other requirements of these reforms will be an examination priority in 2017. The SEC and DOL, among other regulators, also have adopted or proposed the Final Fiduciary Rule, and related guidance, and Other Regulatory Developments (including regarding investment company reporting modernization, liquidity risk management programs, swing pricing, the use of derivatives, business continuity and transition planning, and mutual fund fee structures) that will impact Federated and other investment management industry participants. See Item 1 - Business under the caption Regulatory Matters for additional information on the 2014 Money Fund Rules and Guidance, the Final Fiduciary Rule and Other Regulatory Developments.
In addition to promulgating additional regulation, regulators, such as the SEC, have undertaken or may undertake a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies and investment advisors involving various topics, such as the impact of Brexit, valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, separately managed or wrap-fee accounts, excessive trading, "distribution in guise," marketing support payments, and intermediary and other payments and related disclosures.
Among other potential impacts, these regulatory requirements and developments have increased, or will likely increase, compliance risks, as well as costs associated with technology, legal, compliance, operations and other efforts to address regulatory-related matters, and caused, and may continue to cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed-income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships. In addition, the Dodd-Frank Act provided for a new systemic risk regulation regime under which it is possible that Federated, and/or any one or more of its products (such as the Federated Funds), could be subject to designation as a systemically important financial institution by the FSOC, thereby resulting in additional regulation by the Governors in addition to primary regulation by the SEC (see Item 1 - Business under the caption Regulatory Matters for additional information regarding the potential for heightened regulation by the Governors and the FSOC). Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. With the commencement of President Trump's new administration, the regulatory moratorium imposed by President Trump on January 20, 2017, the possibility for the repeal of aspects of the Dodd-Frank Act, delay of the Final Fiduciary Rule, and other deregulation, and other political uncertainty in the U.S. following the 2016 Presidential and Congressional elections, the regulatory environment in the U.S. may experience increased volatility. Until any deregulation occurs, Federated cannot access the impact of this uncertainty in the regulatory environment on its business, results of operations, financial condition and/or cash flows.
On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules and Guidance, Final Fiduciary Rule and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. The floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required by the 2014 Money Fund Rules and Guidance, effective October 14, 2016, resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Given the current regulatory environment, including the October 14, 2016 final compliance date for the 2014 Money Fund Rules and the potential for deregulation under President Trump's administration or future additional or modified regulation or guidance, Federated is unable to fully assess the degree of the impact of adopted or proposed regulations, and other regulatory developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows.
Given the potential for deregulation under President Trump's administration and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
Outside of the U.S., international regulators and other authorities, such as the FCA and Central Bank of Ireland, also have adopted and proposed regulations that could increase Federated's operating expenses and adversely affect Federated's business, results of operation, financial condition and/or cash flows. In addition to other potential future regulation, the EU FTT, particularly if enacted with broad application, would be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. See Item 1- Business under the caption Regulatory Matters for additional information regarding Brexit, European money market fund reforms, and the EU FTT. Among other potential impacts, compliance risks, the cost of compliance and other operational expenses would likely increase, it may become more difficult to passport products between the UK and EU Member States, and certain money market fund products may become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues and operating income. The designation as a systemically important non-bank, non-insurance company by the FSB also could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. See Item 1- Business under the caption Regulatory Matters for additional information regarding systemically important non-bank, non-insurance company designations by the FSB. Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. Federated is unable to assess the degree of any potential impact that Brexit, European money market reforms, the EU FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until the UK triggers the exit process from the EU and negotiations for the UK's exit are completed, such regulatory developments receive final approval and become effective or the EU FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.
Changes in laws, regulations, rules, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers (or vendors), customers and other third-parties with whom Federated, and its products (such as the Federated Funds), conduct business. For example, provisions of the Dodd-Frank Act or the Final Fiduciary Rule may affect intermediaries' sale or use of Federated's products or strategies. Among other potential impacts, these changes are affecting, and may continue to affect, Federated's arrangements with these intermediaries, increase fee pressure, reduce the number of Federated products and strategies offered by intermediaries, cause certain clients or intermediaries to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated's or such intermediaries' respective businesses. This also resulted, and will likely continue to result, in Federated or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated or its products (including the Federated Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated may, from time to time, elect to provide financial support to its sponsored investment products (such as the Federated Funds). Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses resulting from such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Risk of Federated's Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 45% of Federated's total revenue for 2016 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated's retail and government money market funds, as well as its private and collective money market funds, seek to maintain a stable NAV. Although stable NAV money market funds seek to maintain an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-place precision ($1.0000). It is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources, such as significant credit analysis and attention to security valuation in connection with the management of its products and strategies. However, there is no guarantee that a money market fund will be able to preserve a stable NAV in the future. Market conditions could lead to a limited supply of money market fund securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory changes or developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated stable NAV money market fund were to decline to less than $1.00 per share, such Federated money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows. It is also possible that, if an institutional prime or municipal (or tax-exempt) money market fund's fluctuating NAV consistently or significantly declines to less than $1.0000 per share, such Federated money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows.
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
Recruiting and Retaining Key Personnel. Federated's ability to attract and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, portfolio managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit and retain the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer accounts or relationships. Moreover, since certain of Federated's products and strategies, or customer relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies, or customer relationships, could have a disproportionate adverse impact, potentially in a material way, on Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of investment products and strategies (such as mutual funds and Separate Accounts) with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, the type (e.g. passive versus actively managed, fund versus FDIC-insured deposits) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated may decide to reduce the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions, or other effects of competition, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
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
A significant portion of Federated's revenue is derived from providing products (such as mutual funds) and strategies to the wealth management and trust market, comprising approximately 2,500 banks and other financial institutions. Future profitability of Federated will be adversely affected if it is unable to retain or grow its share of this market, and could also be adversely affected by consolidations in the banking and securities industries, as well as regulatory changes or developments impacting its customers.
Potential Adverse Effects of Changes in Federated's Distribution Channels. Federated acts as a wholesaler of investment products and strategies to financial intermediaries, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. Federated also sells investment products and strategies directly to corporations, institutions and other customers. There can be no assurance that Federated will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated products and strategies or that Federated's relationship with any one or more financial intermediaries will continue over time or on existing economic terms. The impact of Voluntary Yield-related

Fee Waivers and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in the distribution fee arrangements with one or more financial intermediaries, changes in customer relationships and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of Voluntary Yield-related Fee Waivers and related reductions in distribution expense, Federated has experienced increases in the cost of distribution as a percentage of total revenue from 31% in 2007 to over 37% in 2016. Federated expects such costs to continue to increase in total due to asset growth, and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated's operating and net income.
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
Operational Risks. Federated's products, business and operations are supported internally and through management of relationships with various third party service providers (or vendors), both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in Federated's, its products' or a service provider's internal control processes, unauthorized disclosure of confidential, proprietary or non-public personal information and noncompliance with regulatory requirements. As Federated's and its relevant service providers' businesses expand and require additional scalability, operational risk increases both domestically and internationally. Management relies on its employees, systems and business continuity plans, and those of relevant service providers, to comply with established procedures, controls and regulatory requirements. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
No Assurance of Successful Acquisitions. Federated's business strategy contemplates seeking acquisition candidates, including acquisitions of other investment management companies and investment assets, both domestically and internationally. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for or consummating desired acquisitions, or successfully integrating acquired companies or assets into Federated, or its products or strategies, or that any such acquisitions, if consummated, will prove to be advantageous to Federated.
Impairment Risk. At December 31, 2016, Federated had intangible assets including goodwill totaling $733.1 million on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated's acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated's financial position and results of operations for the period.
Systems, Technology and Cybersecurity Risks. Federated utilizes software and related technologies throughout its business (both domestically and internationally) including, for example, both proprietary systems and those provided by outside service providers (or vendors). Service providers to, and customers of, Federated and its products, and third parties on which such service providers and customers rely, also utilize software and related technologies in their businesses. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, data or model imprecision, software or other technology malfunctions, human error, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
In addition, like other companies in the investment management industry and elsewhere, the use of the Internet and other electronic media, computers and technology exposes Federated, its business, its products and strategies and services, customers, and relevant service providers, and their respective operations, to potential risks from frequent cybersecurity attacks, events or incidents (cyber incidents). For example, Federated and relevant service providers collect, maintain and transmit confidential, proprietary and non-public personal customer information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Cyber incidents may include, for example, unauthorized access to systems, networks or devices (for example, through hacking activity), infection from or spread of malware, computer viruses or other malicious software code, corruption of data, and attacks (including, but not limited to, denial-of-service attacks on websites) which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. Like other companies, Federated has experienced, and will continue to experience, cyber-incidents consistently. As of December 31, 2016, cyber incidents have not had a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). A cyber incident may cause Federated, its business, products or services, its employees, customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business, customer or personal information, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, calculate NAVs, or allow the transaction of business), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause adverse impacts, the occurrence of financial losses, expenses and exposure related to regulatory penalties, litigation, reputational damage, and additional compliance costs associated with protection, detection, remediation and corrective measures. Cyber incidents affecting issuers in which Federated's or its customers' assets are invested also could cause such investments to lose value. Any of these cyber incidents may become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures which seek to ensure that such systems are protected from cyber incidents. Federated has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. However, there is no guarantee that such efforts will be successful, either entirely or partially. Among other reasons, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated, and its relevant affiliates and products, cannot control the systems and cybersecurity systems of issuers, relevant service providers or other third parties. While Federated cannot predict the financial or reputational impact to its business resulting from any cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows. The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, including, for example, technology, systems, skilled personnel and service providers (or vendors), as well as vendor management, have, and will continue to, increase Federated's operating expenses, and can adversely effect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.

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
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated's revenues are derived from investment advisory agreements with Federated Funds (and to a lesser extent, sub-advised mutual funds) that, as required by law, are terminable upon 60 days notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund's board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements may be approved by the mutual fund's directors or trustees and shareholders. A sale or other transfer of a sufficient number of shares of Federated's voting securities to transfer control of Federated could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated's ability to realize the value of these agreements. Federated's investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act generally are terminable by Federated's customers upon notice to Federated (or, in certain cases, after a 30 day, 60 day or similar notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act also provide that consent is required from Federated's customers before the agreements may be assigned and an assignment, actual or constructive, also will trigger these consent requirements and may adversely affect Federated's ability to realize the value of these agreements.
Under the terms of a 2005 settlement agreement with the SEC and New York State Attorney General, a Federated investment advisory subsidiary may not serve as investment advisor to any registered investment company unless: (1) at least 75% of the fund's directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; (3) no action may be taken by the fund's board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively; and (4) the fund appoints a senior officer who reports to the independent directors or trustees and is responsible for monitoring compliance by the fund with applicable laws and fiduciary duties and for managing the process by which management fees charged to a fund are approved.
Potential Adverse Effects of Unpredictable Events. Unpredictable events, such as a natural disaster, pandemic, war, terrorist attack or other business continuity event, or unexpected market, economic or political developments, could adversely impact Federated's, its customer's and their respective service providers' (or vendors') ability to conduct business. Such events could cause disruptions in economic conditions and financial markets, system interruption, loss of life, unavailability of personnel, an inability to provide information or services, or additional costs. As such, there can be no assurance that unpredictable or unexpected events, or the costs to address such events, would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Risks Related to Auditor Independence. Public companies, such as Federated, utilize the audit services of a registered public accounting firm (Accounting Firm) to audit or review their financial statements included in certain public filings, such as their Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. The Accounting Firm is required to make a determination that such firm satisfies certain independence requirements under the federal securities laws. Like other public companies, there is a risk that activities or relationships of the Accounting Firm engaged by Federated, or such firm's partners or employees, can prevent a determination from being made that such firm satisfies such independence requirements with respect to Federated, which could render such firm ineligible to serve as Federated's independent Accounting Firm. Since Federated's independent Accounting Firm, like the Accounting Firms of many other public companies that sponsor and advise investment funds, acts in a similar capacity to several Federated Funds sponsored and advised by Federated, if a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Fund, the Accounting Firm also could be prevented from making a determination that it satisfies the independence requirements with respect to Federated, since Federated is an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Fund.
For example, Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) prohibits Accounting Firms, or covered person professionals within the firms, from having certain financial relationships with their audit clients and affiliated entities. Federated's independent Accounting Firm, Ernst & Young LLP (EY), has advised Federated (and may in the future advise

Federated) that EY or covered person professionals within the firm have lending relationships with certain lenders where the lenders, or their affiliates that control them, own beneficially or of record greater than 10% of the equity securities of certain Federated Funds which could prevent a determination that the firm satisfies the independence requirements.
On June 20, 2016, the Division of Investment Management (Division) of the SEC issued a no-action letter under which an Accounting Firm can continue to serve as an independent registered public accountant for an audit client if certain conditions are met, including that a determination is made that the Accounting Firm's objectivity or judgment has not been impaired. In each case involving EY noted above, the relief provided under the June 20, 2016 no-action letter has been relied upon. The no-action letter states that the Division would not object to a relevant entity (such as an investment fund, its affiliates or its investment advisor or such investment advisor's affiliates) continuing to satisfy (and would not recommend enforcement action if such a relevant entity continues to satisfy) applicable regulatory requirements under the federal securities laws by using the audit services provided by an Accounting Firm that may not be in compliance with the Loan Rule, so long as the requisite conditions are satisfied. If a circumstance arises in which the relief provided by the no-action letter would not be available, Federated and EY would explore other appropriate actions. The no-action letter is effective for 18 months from its June 20, 2016 issuance date (or until December 20, 2017).
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

Federated's Status as a "Controlled Company." Federated has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Federated's Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated's President and Chief Executive Officer and Chairman of the Board, Mr. J. Christopher Donahue, his brother, Thomas R. Donahue, Federated's Vice President, Treasurer and Chief Financial Officer and a director, and their mother, Rhodora J. Donahue. Accordingly, Federated qualifies as a "controlled company" under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated's board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members.

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

Part II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Federated's Class B common stock is traded on the NYSE under the symbol FII. The following table summarizes quarterly high and low trading stock prices and quarterly dividends per common share for 2016 and 2015.

	March 31,	June 30,	September 30,	December 31,
2016
Stock price per share
High	$29.16	$32.81	$33.13	$29.96
Low	$22.76	$26.60	$27.69	$24.52
Cash dividends per share[1]	$0.25	$0.25	$0.25	$1.25
2015
Stock price per share
High	$35.60	$35.75	$34.53	$32.01
Low	$30.26	$33.23	$28.28	$27.51
Cash dividends per share	$0.25	$0.25	$0.25	$0.25

1
For the quarter ended December 31, 2016, Federated paid $1.00 per share as a special cash dividend and a $0.25 per share regular dividend. All dividends were considered ordinary dividends for tax purposes.

The approximate number of beneficial shareholders of Federated's Class A and Class B common stock as of February 8, 2017, was 1 and 27,413, respectively.

The following table summarizes stock repurchases under Federated's share repurchase program during the fourth quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program[1]
October	90,000	$28.73	90,000	4,516,916
November	315,000	26.74	315,000	4,201,916
December[2]	301,000	28.18	300,000	3,901,916
Total	706,000	$27.61	705,000	3,901,916

1
In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. This program was fulfilled in December 2016. In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million additional shares of Federated Class B common stock with no stated expiration date. No other programs existed as of December 31, 2016. See Note (12) to the Consolidated Financial Statements for additional information on these programs.

2	In December 2016, 1,000 shares of restricted stock with a weighted-average price of $3.00 per share were repurchased as an employee forfeited restricted stock.

Stock Performance Graph

The following performance graph compares the total shareholder return of an investment in Federated's Class B Common Stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2016.
The graph assumes that the value of the investment in Federated's Class B Common Stock and each index was $100 on December 31, 2011. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2016, Federated is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Federated	$150.44	$222.29	$262.94	$235.90	$249.58
S&P MidCap 400 Index	$117.88	$157.37	$172.74	$168.98	$204.03
S&P 1500 Asset Management & Custody Banks Index	$128.04	$191.12	$209.43	$188.97	$209.68

ITEM 6 – SELECTED FINANCIAL DATA

The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated for the five years ended December 31, 2016 have been derived from Federated's audited Consolidated Financial Statements.

in thousands, except per share data and managed assets
Years Ended December 31,	2016	2015	2014	2013	2012
Statement of Income Data[1]
Total revenue	$1,143,371	$926,609	$859,250	$878,365	$945,706
Operating income	335,683	279,446	237,949	251,743	312,593
Net income including noncontrolling interests in subsidiaries	221,514	171,986	149,822	166,355	197,628
Net income attributable to Federated Investors, Inc.	208,919	169,807	149,236	162,177	188,088
Share Data Attributable to Federated Investors, Inc.
Earnings per share – Basic and Diluted[1]	$2.03	$1.62	$1.42	$1.55	$1.79
Cash dividends per share[2]	$2.00	$1.00	$1.00	$0.98	$2.47
Weighted-average shares outstanding – Basic	99,116	100,475	100,721	100,668	100,313
Weighted-average shares outstanding – Diluted	99,117	100,477	100,723	100,669	100,313
Balance Sheet Data at Period End
Intangible assets, net and Goodwill	$733,137	$734,492	$733,847	$735,345	$727,857
Total assets	1,155,107	1,187,203	1,140,519	1,135,797	1,090,061
Long-term debt[3]	165,750	191,250	216,750	198,333	276,250
Federated Investors, Inc. shareholders' equity[2]	594,826	647,816	609,494	566,119	495,432
Impact of Voluntary Yield-related Fee Waivers[4]
Revenue	$(87,872)	$(333,605)	$(410,553)	$(389,031)	$(290,966)
Less: Reduction in Distribution expense	65,848	240,610	280,851	277,168	218,479
Operating income	(22,024)	(92,995)	(129,702)	(111,863)	(72,487)
Less: Reduction in Noncontrolling interest	0	7,114	10,699	6,800	1,243
Pre-tax impact	(22,024)	(85,881)	(119,003)	(105,063)	(71,244)
Managed Assets (in millions)
As of period end	$365,908	$361,112	$362,905	$376,084	$379,771
Average for the period	362,938	353,493	358,467	371,127	365,149

1	In 2012, results included pretax insurance recoveries totaling $20.2 million for claims related to various legal proceedings.

2	Federated paid a special dividend to shareholders of $1.00 per share or $102.2 million in 2016 and $1.51 per share or $156.9 million in 2012.

3	In 2014, Federated amended and restated the 2011 agreement to extend the term of the loan. See Note (9) to the Consolidated Financial Statements for additional information.

4	See Note (3) to the Consolidated Financial Statements for additional information regarding the impact of Voluntary Yield-related Fee Waivers.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors, Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.
General
Federated is one of the largest investment managers in the U.S. with $365.9 billion in managed assets as of December 31, 2016. The majority of Federated's revenue is derived from advising the Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing.
Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2016 attributable to such markets are as follows: wealth management and trust (40%), broker/dealer (34%), institutional (22%) and international (4%).
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged to fixed income products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, funds typically have a higher management-fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
Federated's most significant operating expenses are Distribution expense as described above, and Compensation and related expense. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated, investment management performance and sales performance.
The discussion and analysis of Federated's financial condition and results of operations are based on Federated's Consolidated Financial Statements. Federated operates in a single operating segment, the investment management business. Management evaluates Federated's performance at the consolidated level. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated's growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by management's decisions regarding Voluntary Yield-related Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated's financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Business Developments
Money Market Fund Matters
For the year ended December 31, 2016, approximately 45% of Federated's total revenue was attributable to money market assets as compared to 33% and 32% for 2015 and 2014, respectively. See Item 1A - Risk Factors under the caption Potential Adverse Effects of a Material Concentration in Revenue and Note (3) to the Consolidated Financial Statements for additional information. Money market funds expose Federated to regulatory-related changes as well as to the impact from low short-term interest rates.
(a) Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act, state laws regarding securities fraud and registration, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. Domestically, the floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required by the 2014 Money Fund Rules and Guidance, effective October 14, 2016, resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. The SEC and DOL, among other regulators, also have adopted or proposed the Final Fiduciary Rule, and related guidance, and Other Regulatory Developments (including regarding investment company reporting modernization, liquidity risk management programs, swing pricing, the use of derivatives, business continuity and transition planning, and mutual fund fee structures) that will impact Federated and other investment management industry participants. Internationally, among other developments (such as Brexit), European money market fund reforms, similar in certain respects to the U.S. reforms, have been agreed upon and are expected to receive final approval late in the first or second quarter of 2017 and be fully implemented by late in the fourth quarter of 2018. Federated continued to dedicate internal and external resources to implement structural, operational and other changes required by the 2014 Money Fund Rules and Guidance, and to analyze the impact of those changes and the potential impact of the Final Fiduciary Rule and Other Regulatory Developments, and certain related regulations, guidance and developments, on Federated's business, results of operations, financial condition and/or cash flows. Despite the regulatory moratorium imposed in the U.S. by President Trump on January 20, 2017, the possibility for the repeal of aspects of the Dodd-Frank Act, delay of the Final Fiduciary Rule, and other deregulation, and other political uncertainty in the U.S. following the 2016 Presidential and Congressional elections, additional regulation and oversight of the investment management industry is expected to continue in 2017, albeit possibly to a lesser extent. Federated expects to continue its analysis, and to dedicate internal and external resources to implement certain additional product development and restructuring and other initiatives, in 2017 in response to the 2014 Money Fund Rules and Guidance, the Final Fiduciary Rule and the Other Regulatory Developments, both domestically and internationally. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
(b) Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates. Throughout 2016, the FOMC deferred making increases in this target rate, but in December raised the federal funds target rate range by an additional 25 basis points to 0.50%-0.75%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. See Item 1 - Business under the caption Low Short-Term Interest Rates and Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information.
Assuming asset levels and mix remain constant and based on recent market conditions, Voluntary Yield-related Fee Waivers for the first quarter of 2017 may result in a negative pre-tax impact on income of approximately $1 million, which is less than the impact to each quarter of 2016 (see Note (19) to the Consolidated Financial Statements for additional information on the quarterly impact of these fee waivers). Any potential waiver recovery may be partially offset by changes in asset mix and customer relationships or arrangements, among other potential factors. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Management estimates that an increase of an additional 25 basis points in gross yields on securities purchased in money market fund portfolios could nearly eliminate these waivers. The actual amount of future fee waivers, the resulting negative impact of these waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in asset levels and mix within the money market funds or among customer assets, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, the DOL, the FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

Special Cash Dividend
In the fourth quarter 2016, Federated paid $1.00 per share, or $102.2 million, as a special cash dividend to shareholders. This payment was in addition to the aggregate $1.00 per share, or $103.3 million, regular quarterly cash dividends paid throughout the course of 2016. All dividends were considered ordinary dividends for tax purposes.

Change in Customer Relationship
A change in a customer relationship, which was effective January 27, 2017, is expected to reduce pre-tax income by approximately $1 million for the first quarter 2017 and by approximately $2 million per quarter for future quarters, compared to the fourth quarter 2016. See Note (4) for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2016	2015	2016 vs. 2015
By Asset Class
Money market	$252,213	$256,437	(2)%
Equity	62,381	53,556	16
Fixed-income	51,314	51,119	0
Total managed assets	$365,908	$361,112	1%
By Product Type
Funds:
Money market	$206,411	$221,615	(7)%
Equity	36,231	34,125	6
Fixed-income	39,434	37,989	4
Total fund assets	282,076	293,729	(4)
Separate Accounts:
Money market	$45,802	$34,822	32%
Equity	26,150	19,431	35
Fixed-income	11,880	13,130	(10)
Total separate account assets	83,832	67,383	24
Total managed assets	$365,908	$361,112	1%

Average Managed Assets

in millions for the years ended December 31,	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
By Asset Class
Money market	$252,346	$246,539	$254,260	2%	(3)%
Equity	59,431	54,149	48,317	10	12
Fixed-income	51,161	52,805	51,333	(3)	3
Liquidation portfolio[1]	0	0	4,557	NA	(100)
Total average managed assets	$362,938	$353,493	$358,467	3%	(1)%
By Product Type
Funds:
Money market	$213,906	$213,694	$220,742	0%	(3)%
Equity	35,846	35,017	30,859	2	13
Fixed-income	38,772	39,973	40,366	(3)	(1)
Total average fund assets	288,524	288,684	291,967	0	(1)
Separate Accounts:
Money market	$38,440	$32,845	$33,518	17%	(2)%
Equity	23,585	19,132	17,458	23	10
Fixed-income	12,389	12,832	10,967	(3)	17
Total average separate account assets	74,414	64,809	61,943	15	5
Liquidation Portfolio[1]	$0	$0	$4,557	NA	(100)%
Total average managed assets	$362,938	$353,493	$358,467	3%	(1)%

1
The liquidation portfolio represented a portfolio of distressed bonds at cost. Federated had been retained by a third party to manage these assets through an orderly liquidation process that was completed during the fourth quarter of 2014. Management-fee rates earned from this portfolio were lower than those of traditional Separate Account mandates.

Changes in Equity and Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2016	2015
Equity Funds
Beginning assets	$34,125	$33,141
Sales	11,617	9,801
Redemptions	(11,159)	(8,159)
Net sales	458	1,642
Net exchanges	(41)	(88)
Market gains and losses/reinvestments[1]	1,689	(570)
Ending assets	$36,231	$34,125
Equity Separate Accounts
Beginning assets	$19,431	$18,285
Sales[2]	10,773	5,790
Redemptions[2]	(5,469)	(4,575)
Net sales[2]	5,304	1,215
Net exchanges	0	3
Market gains and losses[3]	1,415	(72)
Ending assets	$26,150	$19,431
Total Equity Assets
Beginning assets	$53,556	$51,426
Sales[2]	22,390	15,591
Redemptions[2]	(16,628)	(12,734)
Net sales[2]	5,762	2,857
Net exchanges	(41)	(85)
Market gains and losses/reinvestments[1]	3,104	(642)
Ending assets	$62,381	$53,556
Fixed-income Funds
Beginning assets	$37,989	$40,456
Sales	14,624	14,496
Redemptions	(14,403)	(16,588)
Net sales (redemptions)	221	(2,092)
Net exchanges	(69)	33
Market gains and losses/reinvestments[1]	1,293	(408)
Ending assets	$39,434	$37,989
Fixed-income Separate Accounts
Beginning assets	$13,130	$12,251
Sales[2]	1,164	1,963
Redemptions[2]	(3,097)	(1,061)
Net (redemptions) sales[2]	(1,933)	902
Net exchanges	1	(6)
Market gains and losses[3]	682	(17)
Ending assets	$11,880	$13,130
Total Fixed-income Assets
Beginning assets	$51,119	$52,707
Sales[2]	15,788	16,459
Redemptions[2]	(17,500)	(17,649)
Net redemptions[2]	(1,712)	(1,190)
Net exchanges	(68)	27
Market gains and losses/reinvestments[1]	1,975	(425)
Ending assets	$51,314	$51,119

1
Reflects approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of Market gains and losses.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios.

Total Changes in Equity and Fixed-Income Assets

in millions for the years ended December 31,	2016	2015
Funds
Beginning assets	$72,114	$73,597
Sales	26,241	24,297
Redemptions	(25,562)	(24,747)
Net sales (redemptions)	679	(450)
Net exchanges	(110)	(55)
Market gains and losses/reinvestments[1]	2,982	(978)
Ending assets	$75,665	$72,114

Separate Accounts
Beginning assets	$32,561	$30,536
Sales[2]	11,937	7,753
Redemptions[2]	(8,566)	(5,636)
Net sales[2]	3,371	2,117
Net exchanges	1	(3)
Market gains and losses[3]	2,097	(89)
Ending assets	$38,030	$32,561

Total Assets
Beginning assets	$104,675	$104,133
Sales[2]	38,178	32,050
Redemptions[2]	(34,128)	(30,383)
Net sales[2]	4,050	1,667
Net exchanges	(109)	(58)
Market gains and losses/reinvestments[1]	5,079	(1,067)
Ending assets	$113,695	$104,675

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

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2016	2015	2014	2016	2015	2014
By Asset Class
Money market assets	70%	70%	71%	45%	33%	32%
Equity assets	16%	15%	14%	38%	46%	45%
Fixed-income assets	14%	15%	14%	17%	21%	22%
Liquidation portfolio	--	--	1%	--	--	0%
Other activities	--	--	--	0%	0%	1%
By Product Type
Funds:
Money market assets	59%	61%	62%	44%	32%	30%
Equity assets	10%	10%	9%	31%	38%	37%
Fixed-income assets	11%	11%	11%	15%	19%	20%
Separate Accounts:
Money market assets	11%	9%	9%	1%	1%	2%
Equity assets	6%	5%	5%	7%	8%	8%
Fixed-income assets	3%	4%	3%	2%	2%	2%
Liquidation Portfolio	--	--	1%	--	--	0%
Other Activities	--	--	--	0%	0%	1%
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
Average managed assets increased 3% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Period-end money market assets decreased 2% at December 31, 2016 as compared to December 31, 2015. Average money market assets increased 2% for 2016 compared to 2015. After indicating as many as four short-term interest rate increases may occur in 2016, Federal Reserve policymakers held back, with the FOMC raising the federal funds target rate only once at December's meeting to a still accommodative range of 0.50% to 0.75%. Period-end equity assets increased 16% at December 31, 2016 as compared to December 31, 2015 primarily due to net sales and, to a lesser extent, market appreciation. Average equity assets increased 10% for 2016 as compared to 2015. Period-end fixed-income assets increased slightly at December 31, 2016 as compared to December 31, 2015, primarily as a result of market appreciation being nearly completely offset by net redemptions, while average fixed-income assets decreased 3% for 2016 as compared to 2015. Both equity and fixed-income assets reflected a somewhat volatile year that began with concerns about China and plunging oil prices and ended with the election of Donald Trump as U.S. President. In between, concerns about China faded, oil prices and the U.S. economy rebounded, and the British delivered another unexpected political outcome, voting in favor of the UK exiting the EU.
Average managed assets decreased 1% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Period-end money market assets decreased 1% at December 31, 2015 as compared to December 31, 2014. Average money market assets decreased 3% for 2015 compared to 2014, following the industry trend resulting from a prolonged accommodative monetary policy environment. Short-term interest rates remained low throughout much of the year but trended higher toward the end of 2015, aided by the FOMC's December 2015 decision to raise the federal funds target rate for the first time in nearly ten years by 25 basis points to a still accommodative range of 0.25% - 0.50%. Period-end equity assets increased 4% at December 31, 2015 as compared to December 31, 2014 primarily due to net sales, partially offset by market depreciation. Average equity assets increased 12% for 2015 as compared to 2014. After two key indicators of broad equity-market performance, the S&P 500 and Dow Jones Industrial Average, reached record highs in May 2015, the broader markets experienced a wave of volatility the remainder of the year, initially on concerns about Greece. In August 2015, a surprise devaluation in China's currency raised anxiety about global growth generally, causing already declining oil prices to fall further and adding to concerns about the sustainability of corporate earnings margins. In the bond market, Treasury yields traded in a tight range for much of the year, as it wrestled with conflicting signs of an improving U.S., but slowing global, economy, with spread-sector yields responding appropriately. Period-end fixed-income assets decreased 3% at December 31, 2015 as compared to December 31, 2014 primarily as a result of net redemptions and, to a lesser extent, market depreciation, while average fixed-income assets increased 3% for 2015 as compared to 2014.

Results of Operations
Revenue. The following table sets forth components of total revenue for the three years ended December 31:

in millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue from managed assets	$1,143.0	$926.2	$852.1	23%	9%
Revenue from sources other than managed assets	0.4	0.4	7.2	0	(94)
Total revenue	$1,143.4	$926.6	$859.3	23%	8%
Revenue from managed assets increased $216.8 million in 2016 as compared to 2015 primarily due to a decrease of $245.8 million in Voluntary Yield-related Fee Waivers and an increase of $8.8 million due to higher average equity assets. These increases in revenue were partially offset by a decrease of $23.8 million due to a change in the mix of average money market assets and a decrease of $10.4 million due to the lower average fixed-income assets.
See Note (3) to the Consolidated Financial Statements and Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.
Federated's ratio of revenue from managed assets to average managed assets for 2016 was 0.31% as compared to 0.26% for 2015. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers.
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
See Note (3) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue.
Operating Expenses. Total operating expenses for 2016 increased $160.5 million compared to 2015. Distribution expense increased $151.2 million in 2016 as compared to 2015 primarily due to an increase of $174.8 million related to a decrease in Voluntary Yield-related Fee Waivers partially offset by a $22.2 million decrease related to the mix of average money market assets. Compensation and related expense increased $9.5 million in 2016 as compared to 2015 primarily due to increased bonus expense primarily driven by sales performance.
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
Nonoperating Income (Expenses). Nonoperating income (expenses), net, increased $9.8 million in 2016 as compared to 2015. The increase is primarily due to a $7.4 million increase in Gain (loss) on securities, net primarily due to an increase in the market value of trading securities in 2016 compared to a decrease in the market value of trading securities in 2015 ($7.9 million) and an increase in Investment income, net of $2.2 million primarily from a newly consolidated product in 2016.
Nonoperating income (expenses), net, decreased $5.9 million in 2015 as compared to 2014. The decrease is primarily due to a $10.2 million decrease in Gain (loss) on securities, net primarily due to the decrease in net gains on the sale of available-for-sale securities in 2015 compared to 2014 ($4.8 million), an increase in net losses from trading securities primarily due to the decrease in their market value in 2015 as compared to 2014 ($4.1 million) and a $1.3 million impairment of an available-for-sale security in 2015. These decreases were partially offset by a $5.3 million decrease in Debt expense primarily due to a lower average interest rate ($4.0 million) resulting from the borrowings under a $255 million term loan facility (Term Loan) no longer being partially covered by a fixed-rate interest rate swap that expired in April 2015.
Income Taxes. The income tax provisions for 2016, 2015, and 2014 were $119.4 million, $102.9 million, and $89.5 million, respectively. The provision for 2016 increased $16.5 million as compared to 2015 primarily due to higher Income before income taxes. The provision for 2015 increased $13.4 million as compared to 2014 primarily due to higher Income before income taxes. The effective tax rate was 35.0% for 2016 and 37.4% for both 2015 and 2014. The decrease in the effective tax rate for 2016 as compared to 2015 was primarily due to an increase in net income from noncontrolling interests in 2016 compared to 2015, which is not taxable to Federated but is included in Income before income taxes (1.0%) and the adoption of Accounting Standards Update (ASU) 2016-09 which required that all excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) now be recognized in the Income tax provision in the Consolidated Statements of Income (0.8%). See Note (13) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
For 2016, Federated's pre-tax book income exceeded federal taxable income by $70.6 million due primarily to tax differences of $38.9 million associated with certain intangible assets, $12.6 million due to non-taxable non-controlling interest income, $7.7 million due to state taxes and $7.0 million due to dividends paid on unvested restricted stock. For 2015 and 2014, Federated's pre-tax book income exceeded federal taxable income by $64.0 million and $69.7 million, respectively, due primarily to tax differences of $58.8 million and $60.1 million, respectively, associated with certain intangible assets.
Net Income Attributable to Federated Investors, Inc. Net income increased $39.1 million in 2016 as compared to 2015 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2016 increased $0.41 as compared to 2015 primarily due to increased net income.
Net income increased $20.6 million in 2015 as compared to 2014 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2015 increased $0.20 as compared to 2014 primarily due to increased net income.
Liquidity and Capital Resources
Liquid Assets. At December 31, 2016, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $310.3 million as compared to $367.4 million at December 31, 2015. The change in liquid assets is summarized in the discussion below in the sections Cash Provided by Operating Activities, Cash Used by Investing Activities and Cash Used by Financing Activities.
At December 31, 2016, Federated's liquid assets included investments in certain Federated-sponsored money market and other fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $97 million), that meet the requirement of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $252.8 million for 2016 as compared to $233.2 million for 2015. The increase of $19.6 million was primarily due to an increase in cash received related to the $216.8 million increase in revenue previously discussed. This was partially offset by (1) an increase in cash paid related to the $151.2 million increase in distribution-related expense previously discussed, (2) an increase of $27.3 million in cash paid for taxes for 2016 as compared to 2015 due primarily to increased net income for the same comparative periods and (3) an increase in cash paid related to the $9.5 million increase in Compensation and related expense previously discussed.
Cash Used by Investing Activities. In 2016, cash used by investing activities was $8.2 million and reflected $12.8 million in cash paid for property and equipment (including technology) and $3.3 million in cash paid for purchases of available-for-sale securities, partially offset by $8.0 million in proceeds from redemptions of available-for-sale securities.
Cash Used by Financing Activities. In 2016, cash used by financing activities was $312.4 million. Of this amount, Federated (1) paid $205.5 million or $2.00 per share in dividends to holders of its common shares, (2) paid $81.8 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (12) to the Consolidated Financial Statements for additional information) and (3) repaid $25.5 million of its long-term debt obligations (see Note (9) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. Federated made principal payments on the Term Loan of $25.5 million, in both 2016 and 2015 and $34.0 million in 2014. As of December 31, 2016, the entire $200 million revolving credit facility was available for borrowings. See Note (9) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2016. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2016, the interest coverage ratio was 106 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2016, the leverage ratio was 0.5 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Dividends. Cash dividends of $205.5 million, $104.6 million and $104.8 million were paid in 2016, 2015 and 2014 respectively, to holders of Federated common stock. Of the amount paid in 2016, $102.2 million represented a $1.00 special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
Future Cash Needs. In addition to the contractual obligations described below, management expects that principal uses of cash will include funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products, modifying existing products and relationships and funding property and equipment (including technology). As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and related professional and consulting fees may continue to increase.
On January 26, 2017, the board of directors declared a $0.25 per share dividend. The dividend was payable to shareholders of record as of February 8, 2017, resulting in $25.5 million being paid on February 15, 2017.
Management estimates that of the $14.9 million of deferred tax assets, net of valuation allowances recorded on the Consolidated Balance Sheets (primarily recorded in Long-term deferred tax liability, net) at December 31, 2016, $8.0 million and $2.7 million will reverse in 2017 and 2018, respectively, as tax deductions are taken in those years for various expenses recorded for book purposes in 2016 or prior years, primarily related to certain compensation-related expenses.
After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility of the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving credit facility which, subsequent to the $6.4 million principal payment made on the Term loan in early January 2017, could cause total outstanding borrowings to total as much as $385 million.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of December 31, 2016.
For balances at December 31, 2016 as compared to December 31, 2015, Investments—affiliates decreased $11.0 million, Investments—consolidated investment companies increased $32.7 million and Redeemable noncontrolling interest in subsidiaries increased $22.6 million due primarily to the impact of a newly consolidated VIE as a result of the adoption of ASU 2015-02. See Note (2) to the Consolidated Financial Statements for additional information.
Accounts payable and accrued expenses at December 31, 2016 increased $10.6 million from December 31, 2015 primarily due to an increase in distribution-related accruals as a result of decreased Voluntary Yield-related Fee Waivers.

Long-term deferred tax liability, net at December 31, 2016 increased $17.8 million from December 31, 2015 primarily due to tax amortization deductions related to indefinite lived intangible assets and goodwill, which are not amortized for book purposes, but rather assessed for impairment each reporting period.
There were no indicators of goodwill impairment as of December 31, 2016 as Federated's market capitalization exceeded the book value of equity by more than 350%.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, Federated did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table presents, as of December 31, 2016, Federated's significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments due in
in millions	2017	2018-2019	2020-2021	After 2021	Total
Long-term debt obligations	$25.5	$165.8	$0.0	$0.0	$191.3
Operating lease obligations	13.6	27.9	27.0	94.2	162.7
Purchase obligations	14.2	6.8	2.2	0.0	23.2
Employment-related commitments	9.0	4.1	0.0	0.0	13.1
Other obligations	0.7	1.0	0.0	0.0	1.7
Total	$63.0	$205.6	$29.2	$94.2	$392.0
Long-term debt obligations. Amounts include principal payments only. The interest is variable, based on the London Interbank Offering Rate (LIBOR) plus a 112.5 basis point spread, in accordance with the Credit Agreement. Assuming the current repayment and amortization schedules on the Term Loan and LIBOR as of December 31, 2016, Federated's interest payments are estimated to be $3.4 million for 2017 and $3.5 million for 2018-2019. See Note (9) to the Consolidated Financial Statements for additional information.
Operating lease obligations. See Note (15) to the Consolidated Financial Statements for additional information.
Purchase obligations. Federated is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2020. Costs for such services are expensed as incurred.
Employment-related commitments. Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments.
Other obligations. Amounts include acquisition-related contingent purchase price payments and other liabilities recorded on the Consolidated Balance Sheets.
Variable Interest Entities
Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). Federated determined that it was the primary beneficiary of certain Federated Fund VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. See Note (4) to the Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
For a complete list of new accounting standards applicable to Federated, see Note (2) to the Consolidated Financial Statements.

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
Accounting for Indefinite-lived Intangible Assets. Three aspects of accounting for indefinite-lived intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) reconsideration of an asset's useful life. The process of determining the fair value of identifiable intangible assets at the date of acquisition requires significant management estimates and judgment as to expectations for earnings on the related managed assets acquired, redemption rates for such managed assets, growth from sales efforts and the effects of market conditions. Management may utilize an independent valuation expert to help with this process. If actual changes in the related managed assets or the projected useful life of the intangible asset, among other assumptions, differ significantly from the estimates and judgments used in determining the initial fair value, the intangible asset amounts recorded in the financial statements could be subject to possible impairment or could require an acceleration in amortization expense that could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Indefinite-lived intangible assets are reviewed for impairment annually as of October 1 using a qualitative approach which requires the weighing of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. Management considers macroeconomic and entity-specific factors, including changes in AUM, net revenue rates, operating margins, tax rates and discount rates. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts, the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence, and significant reductions in underlying operating cash flows.
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
At December 31, 2016, Federated had $72.3 million in indefinite-lived intangible assets, recorded on its Consolidated Balance Sheets, primarily in Renewable investment advisory contracts. No indicators of impairment existed as of December 31, 2016 or 2015 and no impairments were recorded during the years ended December 31, 2016, 2015 or 2014.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated is exposed to fluctuations in the securities market and general economy. As an investment manager, Federated's business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated invests in Federated Funds for the primary purpose of generating returns from capital appreciation, investment income, or both, or in the case of newly launched Federated Funds or new Separate Account strategies, to provide the product or strategy with investable cash to establish a performance history. These investments expose Federated to various market risks. A single investment can expose Federated to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2016 and 2015, Federated was exposed to interest-rate risk as a result of holding investments in fixed-income Federated Funds ($105.1 million and $111.5 million, respectively) and investments in debt securities held by certain consolidated investment companies and strategies ($22.4 million and $13.4 million, respectively). At December 31, 2016 and 2015, management considered a hypothetical 200-basis-point fluctuation and a 150-basis-point fluctuation, respectively, in interest rates (a 50-basis-point increase over the rate used in the prior year is based on an expectation that such an increase may be reasonably possible). Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations. These investments also exposed Federated to credit risk at December 31, 2016 and 2015. At December 31, 2016 and 2015, management considered a hypothetical 200-basis-point fluctuation in credit spreads. Management determined that the impact of such a fluctuation on these investments held at December 31, 2016 and 2015 could impact Federated's financial condition and results of operations by approximately $6 million and $8 million, respectively.
Federated was also exposed to interest-rate risk in connection with the Term Loan. The Term Loan bears interest based on LIBOR plus a 112.5 basis point spread, in accordance with the Credit Agreement. At December 31, 2016 and 2015, the balance of the Term Loan was $191.3 million and $216.8 million, respectively. Management considered a hypothetical 200-basis-point fluctuation and a 150-basis-point fluctuation, respectively, in LIBOR interest rates (a 50-basis-point increase over the rate used in the prior year is based on an expectation that such an increase is reasonably possible). Management determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations. The Term Loan also exposed Federated to credit risk at December 31, 2016 and 2015. If Federated's credit rating were to be downgraded, Federated would be subject to an increase in both the annual facility fee and the interest rate spread, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated's financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated was exposed to price risk as a result of its $37.7 million and $40.5 million investment in sponsored equity products and strategies at December 31, 2016 and 2015, respectively. Federated's investment in these products and strategies represents its maximum exposure to loss. At both December 31, 2016 and 2015, management considered a hypothetical 20% fluctuation in fair value and determined that the impact of such a fluctuation on these investments could impact Federated's financial condition and results of operations by approximately $8 million for each period.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2016 and 2015, Federated was exposed to foreign exchange risk as a result of its investments in Federated Funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts held by certain foreign operating subsidiaries of Federated ($5.6 million and $4.4 million, respectively). Of these investments and cash accounts held at both December 31, 2016 and 2015, management considered a hypothetical 20% fluctuation in all applicable currency exchange rates and determined that the impact of such a fluctuation on these investments and cash accounts would not have a material effect on Federated's financial condition or results of operations. Federated also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation. Federated does not hedge these exposures.
In addition to market risks attributable to Federated's investments, substantially all of Federated's revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated's revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2016 or 2015 remained unchanged, a 20% decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated's revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Federated Investors, Inc.'s (including its consolidated subsidiaries, Federated) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect Federated's operations and financial position. The consolidated financial statements include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances.
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
Management assessed the effectiveness of Federated's internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2016, Federated's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued an attestation report on Federated's internal control over financial reporting.

Federated Investors, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 24, 2017

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
Federated Investors, Inc.
We have audited the accompanying consolidated balance sheets of Federated Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated Investors, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federated Investors, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2017

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Federated Investors, Inc.
We have audited Federated Investors, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Federated Investors, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Federated Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of Federated Investors, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2017

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$104,839	$172,628
Investments—affiliates	130,785	141,748
Investments—consolidated investment companies	58,072	25,368
Investments—other	7,453	7,071
Receivables, net of reserve of $84 and $59, respectively	44,804	33,524
Prepaid expenses	9,994	10,722
Other current assets	3,813	4,767
Total current assets	359,760	395,828
Long-Term Assets
Goodwill	659,189	659,315
Renewable investment advisory contracts	70,378	70,582
Other intangible assets, net	3,570	4,595
Property and equipment, net	39,280	35,743
Other long-term assets	22,930	21,140
Total long-term assets	795,347	791,375
Total assets	$1,155,107	$1,187,203
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	54,177	43,551
Accrued compensation and benefits	74,745	75,691
Other current liabilities	8,116	14,466
Total current liabilities	162,538	159,208
Long-Term Liabilities
Long-term debt	165,750	191,250
Long-term deferred tax liability, net	176,686	158,895
Other long-term liabilities	22,987	20,144
Total long-term liabilities	365,423	370,289
Total liabilities	527,961	529,497
Commitments and contingencies (Note (17))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	31,362	8,734
PERMANENT EQUITY
Federated Investors, Inc. shareholders' equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	320,793	298,390
Retained earnings	529,749	545,785
Treasury stock, at cost, 7,515,773 and 5,411,429 shares Class B common stock, respectively	(255,382)	(191,939)
Accumulated other comprehensive loss, net of tax	(523)	(4,609)
Total Federated Investors, Inc. shareholders' equity	594,826	647,816
Nonredeemable noncontrolling interest in subsidiary	958	1,156
Total permanent equity	595,784	648,972
Total liabilities, temporary equity and permanent equity	$1,155,107	$1,187,203
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2016	2015	2014
Revenue
Investment advisory fees, net—affiliates	$654,224	$526,564	$461,919
Investment advisory fees, net—other	112,601	99,761	95,399
Administrative service fees, net—affiliates	211,646	211,458	213,136
Other service fees, net—affiliates	156,938	81,039	73,137
Other service fees, net—other	4,440	3,871	10,902
Other, net	3,522	3,916	4,757
Total revenue	1,143,371	926,609	859,250
Operating Expenses
Distribution	383,648	232,445	210,641
Compensation and related	296,466	286,932	285,337
Systems and communications	31,271	27,629	25,794
Professional service fees	27,447	29,090	30,216
Office and occupancy	27,379	26,706	29,968
Advertising and promotional	14,522	13,930	13,330
Travel and related	13,228	13,409	13,219
Other	13,727	17,022	12,796
Total operating expenses	807,688	647,163	621,301
Operating income	335,683	279,446	237,949
Nonoperating Income (Expenses)
Investment income, net	7,256	5,056	6,071
Gain (loss) on securities, net	2,108	(5,264)	4,972
Debt expense	(4,173)	(4,299)	(9,611)
Other, net	60	(33)	(29)
Total nonoperating income (expenses), net	5,251	(4,540)	1,403
Income before income taxes	340,934	274,906	239,352
Income tax provision	119,420	102,920	89,530
Net income including the noncontrolling interests in subsidiaries	221,514	171,986	149,822
Less: Net income attributable to the noncontrolling interests in subsidiaries	12,595	2,179	586
Net income	$208,919	$169,807	$149,236
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$2.03	$1.62	$1.42
Cash dividends per share	$2.00	$1.00	$1.00
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2016	2015	2014
Net income including the noncontrolling interests in subsidiaries	$221,514	$171,986	$149,822

Other comprehensive income (loss), net of tax
Permanent equity
Unrealized gain (loss) on interest rate swap	0	42	(67)
Reclassification adjustment related to interest rate swap	0	227	2,983
Unrealized gain (loss) on securities available for sale	3,029	(4,049)	(88)
Reclassification adjustment related to securities available for sale	1,674	1,380	(2,624)
Foreign currency items	(617)	(547)	(658)
Temporary equity
Foreign currency translation loss	(13)	0	0
Other comprehensive income (loss), net of tax	4,073	(2,947)	(454)
Comprehensive income including noncontrolling interest in subsidiaries	225,587	169,039	149,368
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	3,189	(1,263)	609
Less: Comprehensive income (loss) attributable to nonredeemable noncontrolling interest in subsidiary	9,393	3,442	(23)
Comprehensive income attributable to Federated Investors, Inc.	$213,005	$166,860	$148,782
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2014	9,000	104,789,983	24,715,473
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	1,069,081	(1,069,081)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(940,417)	940,417
Retirement of treasury stock	0	0	(20,000,000)
Balance at December 31, 2014	9,000	104,918,647	4,586,809
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	871,837	(871,837)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(1,696,457)	1,696,457
Balance at December 31, 2015	9,000	104,094,027	5,411,429
Adoption of new accounting pronouncements	0	0	0
Net income	0	0	0
Other comprehensive income (loss), net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	948,860	(948,860)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(3,053,204)	3,053,204
Balance at December 31, 2016	9,000	101,989,683	7,515,773
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Investors, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$295,958	$1,022,608	$(751,239)	$(1,208)	$566,119	$225	$566,344	$15,517
0	149,236	0	0	149,236	(23)	149,213	609
0	0	0	(454)	(454)	0	(454)	0
0	0	0	0	0	0	0	12,129
0	0	0	0	0	0	0	(12,200)
24,262	(23,548)	25,594	0	26,308	0	26,308	0
0	(104,834)	0	0	(104,834)	0	(104,834)	0
0	0	0	0	0	(44)	(44)	(12,358)
0	0	(26,881)	0	(26,881)	0	(26,881)	0
(49,200)	(538,068)	587,268	0	0	0	0	0
271,020	505,394	(165,258)	(1,662)	609,494	158	609,652	3,697
0	169,807	0	0	169,807	3,442	173,249	(1,263)
0	0	0	(2,947)	(2,947)	0	(2,947)	0
0	0	0	0	0	0	0	16,409
0	0	0	0	0	0	0	(6,867)
27,559	(24,810)	26,362	0	29,111	0	29,111	0
0	(104,606)	0	0	(104,606)	0	(104,606)	0
0	0	0	0	0	(2,444)	(2,444)	(3,242)
0	0	(53,043)	0	(53,043)	0	(53,043)	0
298,579	545,785	(191,939)	(4,609)	647,816	1,156	648,972	8,734
123	(911)	0	831	43	0	43	14,850
0	208,919	0	0	208,919	9,393	218,312	3,202
0	0	0	3,255	3,255	0	3,255	(13)
0	0	0	0	0	0	0	17,868
0	0	0	0	0	0	0	(4,579)
22,280	(18,715)	20,150	0	23,715	0	23,715	0
0	(205,329)	0	0	(205,329)	0	(205,329)	0
0	0	0	0	0	(9,591)	(9,591)	(8,700)
0	0	(83,593)	0	(83,593)	0	(83,593)	0
$320,982	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2016	2015	2014
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$221,514	$171,986	$149,822
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	11,980	15,054	12,699
Depreciation and other amortization	9,578	9,535	10,704
Share-based compensation expense	22,445	22,685	21,711
Loss (gain) on disposal of assets	1,070	3,413	(6,514)
Provision for deferred income taxes	17,496	19,263	21,614
Fair-value adjustments for contingent liabilities	320	415	(1,589)
Impairment of assets	1,637	1,342	0
Net purchases of trading securities	(8,099)	(11,388)	(2,580)
Consolidation/deconsolidation of investment companies	(176)	213	(6,777)
Adoption of new accounting pronouncement	(2,653)	0	0
Deferred sales commissions paid	(11,801)	(13,898)	(17,316)
Contingent deferred sales charges received	2,195	2,350	1,792
Other changes in assets and liabilities:
(Increase) decrease in receivables, net	(11,120)	(5,505)	1,821
(Increase) decrease in prepaid expenses and other assets	(5,126)	4,471	136
Increase in accounts payable and accrued expenses	6,001	5,451	709
(Decrease) increase in other liabilities	(2,490)	7,797	6,250
Net cash provided by operating activities	252,771	233,184	192,482
Investing Activities
Purchases of securities available for sale	(3,345)	(5,461)	(84,988)
Cash paid for business acquisitions	0	0	(9,697)
Proceeds from redemptions of securities available for sale	7,990	5,756	87,117
Cash paid for property and equipment	(12,839)	(6,026)	(8,850)
Net cash used by investing activities	(8,194)	(5,731)	(16,418)
Financing Activities
Dividends paid	(205,468)	(104,628)	(104,840)
Purchases of treasury stock	(81,771)	(53,868)	(27,239)
Distributions to noncontrolling interests in subsidiaries	(18,291)	(5,686)	(12,402)
Contributions from noncontrolling interests in subsidiaries	17,868	16,409	12,129
Cash paid for business acquisitions	(640)	(2,015)	(2,991)
Proceeds from shareholders for share-based compensation	1,436	1,552	2,046
Excess tax benefits from share-based compensation	0	3,644	2,666
Payments on debt	(25,500)	(25,500)	(34,000)
Other financing activities	0	0	(609)
Net cash used by financing activities	(312,366)	(170,092)	(165,240)
Net (decrease) increase in cash and cash equivalents	(67,789)	57,361	10,824
Cash and cash equivalents, beginning of year	172,628	115,267	104,443
Cash and cash equivalents, end of year	$104,839	$172,628	$115,267
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$104,581	$77,247	$66,733
Interest	$3,487	$3,985	$8,758
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2016, 2015, and 2014)

(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated provides investment advisory, administrative, distribution and other services primarily to the Federated Funds and Separate Accounts in both domestic and international markets. For presentation purposes in the Consolidated Financial Statements, the Federated Funds are considered to be affiliates of Federated.
The majority of Federated's revenue is derived from investment advisory services provided to the Federated Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These subsidiaries are registered as investment advisors under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
U.S.-domiciled Federated Funds are generally distributed by a wholly owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Non-U.S.-domiciled Federated Funds are generally distributed by wholly owned subsidiaries and a third-party distribution firm which are registered under applicable jurisdictional law. Federated's investment products are distributed within the wealth management and trust, broker/dealer, institutional and international markets.
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
(c) Reclassification of Prior Period Financial Statements
Certain items previously reported have been reclassified to conform to the current year's presentation.
(d) Principles of Consolidation
Federated performs an analysis for each Federated Fund or other entity in which Federated holds a financial interest to determine if it is a VIE or voting rights entities (VRE). Factors considered in this analysis include, but are not limited to, whether (1) it is a legal entity, (2) a scope exception applies, (3) a variable interest exists and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated's involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated holds the majority voting interest. Federated's conclusion to consolidate a Federated Fund may vary from period to period, most commonly as a result of changes in its percentage interest in the entity.

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
Consolidation of Voting Rights Entities
Federated has a controlling financial interest in a VRE if it can exert control over the financial and operating policies of the VRE, which generally occurs when Federated holds the majority voting interest (i.e., greater than 50% of the voting equity interest).
(e) Business Combinations
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
(f) Cash and Cash Equivalents
Cash and cash equivalents consist of investments in money market funds and deposits with banks. Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of 90 days or less at the date of acquisition.
(g) Investments
Federated's investments are categorized as Investments—affiliates, Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets. Investments—affiliates represent Federated's available-for-sale investments in fluctuating-value Federated Funds. These investments are carried at fair value with unrealized gains or losses on these securities included in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain (loss) on securities, net on the Consolidated Statements of Income. Investments—consolidated investment companies represent trading securities held by Federated as a result of consolidating certain Federated Funds. Investments—other represent other trading investments held in Separate Accounts for which Federated owns the underlying securities. Trading securities are carried at fair value with changes in fair value recognized in Gain (loss) on securities, net on the Consolidated Statements of Income. See Note (6) for additional information regarding investments held as of December 31, 2016 and 2015.
The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (5) for additional information regarding the fair value of investments held as of December 31, 2016 and 2015. On a periodic basis, management evaluates the carrying value of investments for impairment. With respect to its investments in fluctuating-value Federated Funds, management considers various criteria, including the duration and extent of a decline in fair value, the ability and intent of management to retain the investment for a period of time sufficient to allow the value to recover and the financial condition and near-term prospects of the fund and the underlying investments of the fund, to determine whether a decline in fair value is other than temporary. If, after considering these criteria, management believes that a decline is other than temporary, the carrying value of the security is written down to fair value through the Consolidated Statements of Income. There were no impairments to investments recognized during the year ended December 31, 2014. See Note (6) for information regarding impairments recognized during the years ended December 31, 2016 and 2015.
(h) Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in Gain (loss) on securities, net on the Consolidated Statements of Income.

From time to time, Federated may also enter into and designate as accounting hedges derivative financial instruments to hedge interest-rate exposures with respect to variable-rate loan facilities (cash flow hedges) or to hedge foreign-currency exchange risk with respect to non-U.S. dollar trading investments in consolidated Federated Funds (net investment hedges). To qualify for hedge accounting, the derivative must be deemed to be highly effective in offsetting the designated changes in the hedged item. For cash flow hedges and net investment hedges, the effective portions of the change in the fair value of the derivative are reported as a component of Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets and subsequently reclassified to earnings in the period or periods during which the hedged item affects earnings. The change in fair value of the ineffective portion of the derivative, if any, is recognized immediately in earnings. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. If hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the Consolidated Balance Sheets at its fair value with changes in fair value included in current earnings, and any existing gains and losses included in Accumulated other comprehensive loss, net of tax would be recognized immediately into earnings. If hedge accounting is discontinued because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive loss, net of tax up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive loss, net of tax until the forecasted transaction or the hedged item affects earnings. Federated did not hold any net investment hedges at December 31, 2016 or 2015.

(i) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 12 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Office and occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. During 2016 and 2015, $1.4 million and $10.4 million, respectively, of fully depreciated assets were taken out of service. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.
Management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value which is determined based on prices of similar assets if available or discounted cash flows. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income. There were no impairment adjustments recognized during the years ended December 31, 2016, 2015 and 2014.
(j) Costs of Computer Software Developed or Obtained for Internal Use
Certain internal and external costs incurred in connection with developing or obtaining software for internal use, including software licenses in a cloud computing arrangement, are capitalized in accordance with the applicable accounting guidance relating to Intangibles - Goodwill and Other - Internal-Use Software. These capitalized costs are included in Property and equipment, net on the Consolidated Balance Sheets and are amortized using the straight-line method over the shorter of the estimated useful life of the software or four years. These assets are subject to the impairment test used for other categories of property and equipment described above.
(k) Intangible Assets, including Goodwill
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
Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated's operations as a single business: investment management. Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two-step process to test for and measure impairment is performed which begins with an estimation of the fair value of its reporting unit by considering Federated's market capitalization. If Federated's market capitalization falls to a level below its recorded book value of equity, Federated's goodwill would be considered for possible impairment. There were no impairments to goodwill recognized during the years ended December 31, 2016, 2015 or 2014.
Federated has determined that certain acquired assets, primarily, certain renewable investment advisory contracts, have indefinite useful lives. In reaching this conclusion, management considered the legal, regulatory and contractual provisions of the investment advisory contract that enable the renewal of the contract, the level of cost and effort required in renewing the investment advisory contract, and the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence. The contracts generally renew annually and the value of these acquired assets assumes renewal. There were no impairments to indefinite-lived intangible assets recognized during the years ended December 31, 2016, 2015 or 2014. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Critical Accounting Policies for additional information on the: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) reconsideration of an asset's useful life.
Federated generally amortizes finite-lived identifiable intangible assets on a straight-line basis over their estimated useful lives. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of a potential impairment monitored by management include a significant decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and significant reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible assets, Federated compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets. There were no impairments to finite-lived intangible assets recognized during the years ended December 31, 2016, 2015 or 2014.
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
For share classes that pay both a distribution fee and CDSC, Federated generally capitalizes a portion of the upfront commissions as deferred sales commissions, dependent upon expected recoverability rates. The deferred sales commission asset (included in Other long-term assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of up to eight years. Deferred sales commission amortization expense was $12.0 million, $15.1 million and $12.7 million for 2016, 2015 and 2014, respectively, and was included in Distribution expense on the Consolidated Statements of Income.
Distribution and shareholder service fees are recognized in Other service fees, net—affiliates on the Consolidated Statements of Income over the life of the fund share class. CDSCs collected on these share classes are used to reduce the deferred sales commission asset. Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted cash flows. There were no impairments to the deferred sales commission asset during the years ended December 31, 2016, 2015 or 2014.
For share classes that do not pay both a distribution fee and CDSC, Federated expenses the cost of the upfront commission as incurred in Distribution expense on the Consolidated Statements of Income and credits Distribution expense for any CDSCs collected.
(m) Foreign Currency Translation
The balance sheets of certain wholly owned foreign subsidiaries of Federated, certain consolidated foreign-denominated investment products and all other foreign-denominated cash or investment balances are translated at the current exchange rate as of the end of the reporting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.
(n) Treasury Stock
Federated accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Investors, Inc. shareholders' equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific-identification basis. Additional paid-in capital from treasury stock transactions is increased as Federated reissues treasury stock for more than the cost of the shares. If Federated issues treasury stock for less than its cost, Additional paid-in capital from treasury stock transactions is reduced to no less than zero and any further required reductions are recorded to Retained earnings on the Consolidated Balance Sheets.
(o) Revenue Recognition
Revenue from providing investment advisory, administrative and other services (including distribution and shareholder servicing) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are generally calculated as a percentage of total net assets of the investment portfolios that are managed by Federated. The fair value of the investment portfolios is primarily determined using quoted market prices or independent third-party pricing services and broker/dealer price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. For the periods presented, a de minimis amount of AUM were priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. Federated may waive certain fees for competitive reasons, such as to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Federated waived fees of $413.7 million, $662.7 million and $764.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, nearly all of which was for competitive reasons. The decrease for the year ended December 31, 2016 as compared to 2015 was primarily due to a $245.8 million decrease in Voluntary Yield-related Fee Waivers and a $5.2 million decrease in other competitive waivers. Fee waivers may increase as a result of continued Voluntary Yield-related Fee Waivers and for other competitive reasons. Voluntary Yield-related Fee Waivers are partially offset by a related reduction to distribution expense and net income attributable to noncontrolling interests (see Note (3) for additional information on the net impact of these waivers).
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

(p) Share-Based Compensation
Federated issues shares for share-based awards from treasury stock. Federated recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated's Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated's awards are generally subject to graded vesting schedules. Compensation and related expense is recognized on a straight-line or modified straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and related expense also includes dividends paid on forfeited awards. Excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) are now recognized in the Income tax provision in the Consolidated Statements of Income, as a result of the adoption of ASU 2016-09 (see Note (2)).
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
(r) Advertising Costs
Federated generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other current assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed. Federated expensed advertising costs of $2.7 million, $2.6 million and $2.2 million in 2016, 2015 and 2014, respectively, which were included in Advertising and promotional expense on the Consolidated Statements of Income.
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
(t) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, Federated's unvested restricted stock awards with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. Unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of earnings per share attributable to Federated Investors, Inc.
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

(v) Loss Contingencies
Federated accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings, if any, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a lawsuit, claim or proceeding and management's estimate. These differences could have a material impact on Federated's results of operations, financial position and/or cash flows. Recoveries of losses are recognized on the Consolidated Statements of Income when receipt is deemed probable, or when final approval is received by the insurance carrier.
(w) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it may earn revenue and incur expenses for which discrete financial information is available and is regularly evaluated by Federated's Chief Executive Officer (CEO), who is the chief operating decision maker, in deciding how to allocate resources and assess performance.
Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated operates in one operating segment, the investment management business, nearly all of which is conducted within the U.S. Federated's CEO utilizes a consolidated approach to assess performance and allocate resources.

(2) Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

(a) Consolidation
On February 18, 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations' evaluation of whether they should consolidate certain legal entities. This includes a scope exception for reporting entities with an interest in legal entities that are required to comply with or operate in accordance with the requirements similar to those in Rule 2a-7 for registered money market funds.

Effective January 1, 2016, Federated adopted ASU 2015-02 using the modified retrospective transition method, which did not require the restatement of prior years. In connection with the adoption of ASU 2015-02, Federated reevaluated all of the Federated Funds. As a result, certain Federated Funds previously accounted for as VIEs now meet the characteristics of VREs.

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

(b) Accounting for Fees Paid in a Cloud Computing Arrangement
On January 1, 2016, Federated adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. Management elected the prospective transition method and the adoption did not have a material impact on Federated's Consolidated Financial Statements.

(c) Disclosure of Investments in Certain Entities that Calculate Net Asset Value per Share
On January 1, 2016, Federated adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update modifies certain disclosure requirements and requires that all investments for which fair value is measured using the NAV practical expedient be excluded from the fair value hierarchy. The ASU required the retrospective adoption approach, which required the restatement of the prior period fair value hierarchy table. As a result, $31.8 million of investments were recategorized into the NAV practical expedient column and are no longer included in Level 2 as of December 31, 2015 (see Note (5)). The adoption did not have a material impact on Federated's Consolidated Financial Statements.

(d) Share-based Compensation
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

The adoption of ASU 2016-09 requires that all excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) now be recognized in the Income tax provision in the Consolidated Statements of Income. Accordingly, upon adoption, Federated reduced its income tax provision by $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. Subsequent to adoption, Federated reduced its income tax provision by $0.3 million and $2.1 million for the third and fourth quarters of 2016, respectively. The ASU also requires excess tax benefits to be classified as operating activities along with other income tax cash flows within the Consolidated Statements of Cash Flows. These amendments were adopted on a prospective basis, which did not require the restatement of prior years.

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

Recently Issued Accounting Guidance Not Yet Adopted

(e) Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update, and issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, on August 12, 2015. As a result of the deferral, the update is effective for Federated on January 1, 2018. While early adoption is permitted on January 1, 2017, Federated does not plan to early adopt. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, ASU 2016-12, which addresses implementation issues and provides additional practical expedients and ASU 2016-20, which provides technical corrections to narrow aspects of the guidance (collectively, with ASU 2014-09, Topic 606). Topic 606 allows for the use of either the retrospective or modified retrospective adoption method. Federated's status of implementation has primarily focused on scoping activities, such as identifying the customer and evaluating revenue contracts. Management has preliminarily identified Federated's performance obligations and material revenue streams. Management continues to evaluate the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.

(f) Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The update is effective for Federated on January 1, 2017. The update allows for the use of either a prospective or retrospective adoption approach. Management has elected the prospective transition method and does not expect this update to have a material impact on Federated's Consolidated Financial Statements.

(g) Financial Instruments
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

(h) Leases
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

(i) Clarifying the Definition of a Business
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset (or a group of similar identifiable assets), it is not a business. To be considered a business, an acquisition or disposal must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The amendments also narrow the definition of the term "outputs" to be consistent with Topic 606, Revenue from Contracts with Customers. The ASU is effective for Federated on January 1, 2018, with early adoption permitted in specific circumstances, and should be applied prospectively. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

(3) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table summarizes the percentage of total revenue earned from Federated's asset classes over the last three years:

	2016	2015	2014
Money market assets	45%	33%	32%
Equity assets	38%	46%	45%
Fixed-income assets	17%	21%	22%
The change in the relative proportion of Federated's revenue attributable to money market assets from 2015 to 2016 was primarily the result of a decrease in Voluntary Yield-related Fee Waivers. The change in the relative proportion of Federated's revenue attributable to equity and fixed-income assets from 2015 to 2016 was primarily the result of the increase in the proportion of revenue from money market assets mentioned above. At any point in time, a meaningful or significant portion of Federated's total AUM or revenue may be attributable to one or more products or strategies, or asset classes, offered by Federated, or one or more clients or customer intermediaries with whom Federated has a relationship. A significant change in Federated's investment management business (such as its money market business, equity business or separately managed account business) or a significant reduction in AUM (such as money market assets, equity assets or separately managed account assets) due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other FDIC-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for information about the current regulatory environment and related risks.
Low Short-Term Interest Rates
In December 2015, the FOMC increased the federal funds target rate range by 25 basis points to 0.25%-0.50%, slightly raising short-term interest rates. Throughout 2016, the FOMC deferred making increases in this target rate, but in December raised the federal funds target rate range by an additional 25 basis points to 0.50%-0.75%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. As a result of the long-term near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These fee waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus will vary depending upon the asset levels and mix in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds and changes in expenses of the money market funds. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.

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
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2016	2015	2014
Revenue	$(87.8)	$(333.6)	$(410.6)
Less: Reduction in Distribution expense	65.8	240.6	280.9
Operating income	(22.0)	(93.0)	(129.7)
Less: Reduction in Noncontrolling interest	0.0	7.1	10.7
Pre-tax impact	$(22.0)	$(85.9)	$(119.0)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2016 as compared to 2015 primarily as a result of higher yields on instruments held by the money market funds. During 2015, the negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased compared to 2014 primarily as a result of higher yields on instruments held by the money market funds, and to a lesser extent, by a decrease in average money market assets. (See Note (19) for information regarding the quarterly pre-tax impact of these fee waivers.)
As mentioned above, the FOMC increased the federal funds target rate range by 25 basis points in both December 2016 and 2015. While the FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, Federated is unable to predict when, or to what extent, the FOMC will further increase their target for the federal funds rate. As such, Voluntary Yield-related Fee Waivers and the related reduction in distribution expense and net income attributable to noncontrolling interests could continue for the foreseeable future. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding fee waivers.
A listing of Federated's risk factors is included in Item 1A - Risk Factors.

(b) Revenue Concentration by Investment Strategy
Approximately 15%, 14% and 13% of Federated's total revenue for 2016, 2015 and 2014, respectively, was derived from services provided to a specific strategy, the Federated Strategic Value Dividend strategy, which includes both Federated Funds and Separate Accounts. A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
Approximately 8%, 11% and 12% of Federated's total revenue for 2016, 2015 and 2014, respectively, was derived from services provided to the Federated Kaufmann Mid-Cap Growth strategy, which includes two Federated Funds. A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Customer
Approximately 15%, 8% and 6% of Federated's total revenue for 2016, 2015 and 2014, respectively, was derived from services provided to one intermediary customer, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(4) Consolidation
The Consolidated Financial Statements include the accounts of Federated, Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of the consolidated Federated Funds are restricted for use by the respective Federated Funds. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated’s general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $27.1 million and $16.9 million at December 31, 2016 and 2015, respectively.
In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of various Federated Funds for competitive, regulatory or contractual reasons. For the year ended December 31, 2016, Federated waived fees, including Voluntary Yield-related Fee Waivers, totaling $413.7 million, of which $309.6 million related to waivers for money market funds which meet the scope exception of ASU 2015-02. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a fund. In these instances, such capital contributions typically are intended to either cover realized losses or other permanent impairments to a fund's NAV or increase the market-based NAV per share of the investment company's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund. There were no material contributions for the year ended December 31, 2016. Under current money fund regulations and SEC guidance, Federated is required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated.
In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations pertaining to December 31, 2016 and 2015.
(a) Consolidated Voting Rights Entities
Effective January 1, 2016, most of the Federated Funds now meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of December 31, 2016, consolidated VREs included on Federated's Consolidated Balance Sheets included $14.9 million in Investments—consolidated investment companies and $3.1 million in Redeemable noncontrolling interest in subsidiaries.

(b) Consolidated Variable Interest Entities
As of December 31, 2016 and 2015, Federated was deemed to be the primary beneficiary of, and therefore consolidated, several Federated Funds as a result of its controlling financial interest. Certain of the VIEs consolidated as of December 31, 2015 were deemed to be VREs upon adoption of ASU 2015-02 and have been excluded from the December 31, 2016 balances in the table below. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of December 31, 2016.
The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs at December 31:

in millions	2016	2015
Cash and cash equivalents	$0.0	$3.1
Investments—consolidated investment companies	43.2	25.4
Receivables	0.7	0.2
Less: Liabilities	0.7	3.0
Less: Redeemable noncontrolling interest in subsidiaries	28.3	8.7
Federated's net interest in Federated Fund VIEs	$14.9	$17.0
Federated's net interest in the consolidated Federated Fund VIEs of $14.9 million and $17.0 million at December 31, 2016 and 2015, respectively, represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent investments sold short and operating liabilities of the entities. The liabilities as of December 31, 2016 and 2015 are primarily classified as Other current liabilities and Accounts payable and accrued expenses, respectively, on Federated’s Consolidated Balance Sheets.
In addition to the table above, at December 31, 2016, Federated had a majority interest (50.5%) and acted as the general partner in Passport Research Ltd. (Passport), a limited partnership. Edward D. Jones & Co., L.P. was the limited partner with a 49.5% interest. The partnership was an investment advisor to one sponsored fund as of December 31, 2016 and was deemed to be a VIE upon adoption of ASU 2015-02. Assets totaling $7.8 million primarily representing Cash and cash equivalents, liabilities totaling $5.9 million primarily representing operating liabilities and $1.0 million included in Nonredeemable noncontrolling interest in subsidiary were included on the Consolidated Balance Sheets as of December 31, 2016. There was no change to the Consolidated Financial Statements as a result of the adoption of ASU 2015-02 as Passport had been consolidated as a VRE under the previous guidance. Federated transferred its partnership interest in Passport on January 27, 2017. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments - Change in Customer Relationship for additional information.
Other than those consolidated or deconsolidated upon the adoption of ASU 2015-02 (see Note (2)), Federated did not newly consolidate any VIEs or deconsolidate any material VIEs during the year ended December 31, 2016.
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
At December 31, 2016, Federated’s investment and maximum risk of loss related to non-consolidated VIEs was entirely related to Federated Funds and totaled $2.3 million, which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for these non-consolidated Federated Funds totaled $76.3 million at December 31, 2016.
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
Upon adoption of ASU 2015-02 effective January 1, 2016, certain of the non-consolidated VIEs included in the balances as of December 31, 2015 were deemed to be VREs or are money market funds which meet the scope exception and have been excluded from the December 31, 2016 balances above. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of December 31, 2016.

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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis at December 31:

in thousands	Level 1	Level 2	Level 3	NAV Practical Expedient[3]	Total
2016
Financial Assets
Cash and cash equivalents	$54,725	$0	$0	$50,114	$104,839
Available-for-sale equity securities	103,996	0	0	26,789	130,785
Trading securities – equity	13,866	0	0	6,193	20,059
Trading securities – debt	0	45,466	0	0	45,466
Other[1]	19	0	840	0	859
Total financial assets	$172,606	$45,466	$840	$83,096	$302,008

Total financial liabilities[2]	$2	$358	$1,931	$0	$2,291

2015[3]
Financial Assets
Cash and cash equivalents	$172,628	$0	$0	$0	$172,628
Available-for-sale equity securities	117,422	0	0	24,326	141,748
Trading securities – equity	15,900	65	0	7,433	23,398
Trading securities – debt	0	9,041	0	0	9,041
Other[1]	4	17	910	0	931
Total financial assets	$305,954	$9,123	$910	$31,759	$347,746

Total financial liabilities[2]	$2,681	$59	$2,630	$0	$5,370

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

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

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2016 or 2015.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in Federated money market funds totaled $96.7 million and $162.2 million at December 31, 2016 and 2015, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV practical expedient column in the table above.

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
(b) Fair Value Measurements on a Nonrecurring Basis
Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2016.
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

(6) Investments
Investments on the Consolidated Balance Sheets as of December 31, 2016 and 2015 included available-for-sale and trading securities. At December 31, 2016 and 2015, Federated held investments totaling $130.8 million and $141.7 million, respectively, in fluctuating-value Federated Funds that were classified as available-for-sale securities and were included in

Investments—affiliates on the Consolidated Balance Sheets. The decrease in Investments—affiliates primarily related to a newly consolidated VIE as a result of the adoption of ASU 2015-02 and is now recorded in Investments—consolidated investment companies. See Note (2) for additional information.

Available-for-sale securities were as follows at December 31:

	2016				2015
		Gross Unrealized		Estimated Fair Value		Gross Unrealized		Estimated Fair Value
in thousands	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity funds	$23,883	$2,112	$(266)	$25,729	$32,357	$342	$(2,416)	$30,283
Fixed-income funds	105,514	92	(550)	105,056	115,396	109	(4,040)	111,465
Total available-for-sale securities	$129,397	$2,204	$(816)	$130,785	$147,753	$451	$(6,456)	$141,748
During 2016 and 2015, the unrealized losses on certain investments were deemed to be other-than-temporarily impaired. As a result, Federated recorded $1.6 million and $1.3 million to Gain (loss) on securities, net to write down the carrying values of the investments for 2016 and 2015, respectively. As of December 31, 2015, unrealized losses of $6.5 million related to investments with a fair value of $124.0 million. Of these, investments with a fair value of $92.6 million with unrealized losses of $5.5 million have been in a continuous unrealized loss position for 12 months or longer. The remaining investments with a fair value of $31.4 million with unrealized losses of $1.0 million have been in a continuous unrealized loss position for less than 12 months.
Federated's trading securities totaled $65.5 million and $32.4 million at December 31, 2016 and 2015, respectively. The increase in trading securities primarily related to the aforementioned newly consolidated VIE which was previously recorded in Investments—affiliates on the Consolidated Balance Sheets. See Note (2) for additional information. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in the Federated Fund (see Note (4)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated's Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts.
Federated's trading securities as of December 31, 2016 and 2015, were primarily composed of domestic debt securities ($45.5 million and $9.0 million, respectively), investments in Federated Funds ($8.9 million and $11.0 million, respectively) and stocks of large U.S. and international companies ($7.2 million and $10.5 million, respectively).

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds for the years ended December 31:

in thousands	2016	2015	2014
Unrealized gain (loss)
Trading securities	$4,971	$(1,359)	$(2,578)
Derivatives[1]	(348)	119	(147)
Realized gains[2]
Available-for-sale securities	298	1,503	5,359
Trading securities	1,663	910	4,514
Derivatives[1]	1,032	301	214
Realized losses[2]
Available-for-sale securities[3]	(1,647)	(2,348)	(91)
Trading securities	(2,252)	(2,760)	(1,848)
Derivatives[1]	(1,609)	(1,630)	(451)
Gain (loss) on securities, net[4]	$2,108	$(5,264)	$4,972

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3	The losses for the years ended December 31, 2016 and 2015 include impairments of certain available-for-sale securities.

4	Amounts related to consolidated entities, primarily Federated Funds, totaled $2.9 million, $(4.0) million and $(0.6) million for the years ended December 31, 2016, 2015 and 2014, respectively.

(7) Intangible Assets, including Goodwill
(a) Goodwill
Federated's goodwill totaled $659.2 million and $659.3 million as of December 31, 2016 and December 31, 2015, respectively.
(b) Indefinite-lived intangible assets
Indefinite-lived intangible assets include Renewable investment advisory contracts ($70.4 million and $70.6 million at December 31, 2016 and December 31, 2015, respectively) and Trade names ($1.9 million at both December 31, 2016 and December 31, 2015).
(c) Finite-lived intangible assets
Finite-lived intangible assets represented customer relationships and consisted of the following at December 31:

in thousands	2016	2015
Cost	$6,300	$23,811
Accumulated amortization	(4,630)	(21,116)
Carrying value	$1,670	$2,695

The decrease of $17.5 million in the cost of the total finite-lived intangible assets at December 31, 2016 as compared to December 31, 2015 primarily relates to the write-off of fully amortized customer relationship intangible assets relating to prior year acquisitions.
Amortization expense for finite-lived intangible assets was $1.0 million, $1.4 million and $2.0 million in 2016, 2015 and 2014, respectively. This expense was included in Operating Expenses – Other on the Consolidated Statements of Income for each period.
Expected aggregate annual amortization expense over the remaining useful life of the finite-lived intangible assets for 2017, 2018, and 2019 is $0.6 million, $0.6 million, and $0.5 million, respectively, assuming no new acquisitions or impairments.

(8) Property and Equipment
Property and equipment consisted of the following at December 31:

in thousands	Estimated Useful Life			2016	2015
Computer software and hardware	1	to	7 years	$57,277	$46,207
Leasehold improvements	Up to term of lease			22,199	21,321
Transportation equipment			12 years	17,897	17,897
Office furniture and equipment	5	to	10 years	6,117	6,352
Total cost				103,490	91,777
Accumulated depreciation				(64,210)	(56,034)
Property and equipment, net				$39,280	$35,743
Depreciation expense was $9.7 million, $9.2 million and $10.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was recorded in Office and occupancy expense on the Consolidated Statements of Income.

(9) Debt
Debt consisted of the following at December 31:

	Interest Rates
dollars in thousands	2016	2015	2016	2015
Term Loan	1.745%	1.555%	$191,250	$216,750
Less: Short-term debt			25,500	25,500
Long-term debt			$165,750	$191,250
On June 24, 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of 13 banks as Lenders party thereto led by PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent. The Credit Agreement amended and restated Federated's prior unsecured Amended and Restated Credit Agreement, which was dated June 10, 2011, and scheduled to mature on June 10, 2016 (Prior Credit Agreement). The borrowings under the Credit Agreement's term loan facility of $255 million equaled the remaining principal balance from the Prior Credit Agreement's term loan facility. The Term Loan facility bears interest based on LIBOR plus a spread, currently 112.5 basis points. The Credit Agreement qualified for modification accounting treatment.
The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of December 31, 2016, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.
The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in 2017, $55.8 million in 2018 and $110.0 million in 2019. During the year ended December 31, 2016, Federated repaid $25.5 million of its borrowings on the Term Loan.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the year ended December 31, 2016 (see the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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
Matching contributions to the 401(k) plan recognized in Compensation and related expense amounted to $4.8 million, $3.9 million and $4.6 million for 2016, 2015 and 2014, respectively.
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
A Federated employee becomes eligible to participate in the profit sharing plan if the employee is employed on the last day of the year and has worked at least 500 hours for the year. The profit sharing plan is a defined contribution plan to which Federated may contribute amounts as authorized by its board of directors. No contributions were made to the profit sharing plan in 2016, 2015 or 2014. At December 31, 2016, the profit sharing plan held 0.4 million shares of Federated Class B common stock.
(b) Employee Stock Purchase Plan
Federated offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2016, 9,012 shares were purchased by employees in this plan and, as of December 31, 2016, a total of 176,631 shares were purchased by employees in this plan on the open market since the plan's inception in 1998.

(11) Share-Based Compensation Plans
Federated's long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated's employees and non-management directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan's inception, a total of 27.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2016, 2.5 million shares are available under the Plan.
Share-based compensation expense was $22.4 million, $22.7 million and $21.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $8.4 million, $8.5 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the maximum remaining unrecognized compensation expense related to share-based awards approximated $73 million which is expected to be recognized over a weighted-average period of approximately 6 years.
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

The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2016:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2016	4,197,652	$24.27
Granted[1]	943,160	26.56
Vested	(919,738)	25.24
Forfeited	(195,504)	24.24
Non-vested at December 31, 2016	4,025,570	$24.58

1
During 2016, Federated awarded 464,660 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2016, Federated awarded 478,500 shares of restricted Federated Class B common stock to certain key employees. The restricted stock awards generally vest over ten-year periods with restrictions on the vested portions of the awards lapsing on the awards' fifth- and tenth-year anniversaries.

Federated awarded 943,160 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $26.56 to employees during 2016; awarded 863,137 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $31.07 to employees during 2015; and awarded 1,057,981 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $27.43 to employees during 2014.
The total fair value of restricted stock vested during 2016, 2015 and 2014 was $23.9 million, $28.8 million and $24.4 million, respectively.
(b) Stock Options
The outstanding stock options as of December 31, 2016 were granted to non-management directors with exercise prices that equaled the market price of Federated's Class B common stock on each grant date. All of these stock options were awarded with no requisite service requirement, were immediately exercisable and expire no later than ten years after the grant date. Each vested option may be exercised for the purchase of one share of Class B common stock at the exercise price.

The following table summarizes the status of and changes in Federated's stock option program for the year ended
December 31, 2016:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	33,000	$34.38
Expired unexercised	(9,000)	37.73
Outstanding at December 31, 2016[1]	24,000	$33.13	1.2	$28.3

1	All stock options outstanding at December 31, 2016 were vested and exercisable.
There were no stock options exercised during the year ended December 31, 2016. During the years ended December 31, 2015 and December 31, 2014 there were 3,000 and 6,000 options exercised, respectively.
There were no stock options granted in 2016, 2015 or 2014.
(c) Non-management Director Stock Awards
Federated awarded 5,700, 5,700 and 5,100 shares of Federated Class B common stock to non-management directors in the second quarters of 2016, 2015 and 2014, respectively. There were no additional awards to non-management directors in 2016, 2015 or 2014.

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
(a) Dividends
Cash dividends of $205.5 million, $104.6 million and $104.8 million were paid in 2016, 2015 and 2014, respectively, to holders of Federated common stock. Of the amount paid in 2016, $102.2 million represented a $1.00 special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In February 2015, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. This program was fulfilled in December 2016. In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million additional shares of Federated Class B common stock with no stated expiration date. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2016, Federated repurchased 3.1 million shares of Class B common stock for $83.6 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited from employees and are not counted against the board-approved share repurchase program. At December 31, 2016, 3.9 million shares remained available to be purchased under Federated's buyback program.

(13) Income Taxes
Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income tax provision consisted of the following expense/(benefit) components for the years ended December 31:

in thousands	2016	2015	2014
Current:
Federal	$93,538	$76,902	$63,266
State	8,121	6,567	4,574
Foreign	265	188	76
Total Current	101,924	83,657	67,916
Deferred:
Federal	17,057	17,317	20,497
State	597	1,753	916
Foreign	(158)	193	201
Total Deferred	17,496	19,263	21,614
Total	$119,420	$102,920	$89,530

The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2016	2015	2014
Expected federal statutory income tax rate	35.0%	35.0%	35.0%
Increase/(decrease):
State and local income taxes, net of federal benefit	1.7	1.8	1.1
Other	(0.4)	0.9	1.3
Effective tax rate (excluding noncontrolling interests)	36.3	37.7	37.4
Income attributable to noncontrolling interests	(1.3)	(0.3)	0.0
Effective tax rate per Consolidated Statements of Income	35.0%	37.4%	37.4%
See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Results of Operations - Income Taxes for information about the decrease in the effective tax rate for 2016 as compared to 2015.
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

in thousands	2016	2015
Deferred Tax Assets
Tax net operating loss carryforwards	$20,839	$18,109
Compensation related	11,692	13,130
Other	2,810	6,920
Total deferred tax assets	35,341	38,159
Valuation allowance	(20,419)	(17,791)
Total deferred tax asset, net of valuation allowance	$14,922	$20,368
Deferred Tax Liabilities
Intangible assets	$168,748	$155,212
Property and equipment	8,975	7,882
Deferred sales commissions	4,439	5,270
State taxes	8,723	8,248
Other	515	714
Total gross deferred tax liability	$191,400	$177,326
Net deferred tax liability	$176,478	$156,958
At December 31, 2016, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $20.8 million, of which the state net operating losses will expire through 2036. The foreign net operating losses have no expiration period. A valuation allowance has been recognized for $18.4 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $2.0 million (or 85%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses. Federated's remaining deferred tax assets as of December 31, 2016 primarily related to compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated will receive the full benefit of these deferred tax assets due to the expectation that Federated will generate taxable income well in excess of these amounts in the years they become deductible.
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
Federated and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2016 or 2015. Therefore, there were no material changes during 2016, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for the years ended December 31:

in thousands, except per share data	2016	2015	2014
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$208,919	$169,807	$149,236
Less: Total income available to participating unvested restricted shareholders[1]	(7,632)	(6,608)	(5,823)
Total net income attributable to Federated Common Stock[2]	$201,287	$163,199	$143,413
Denominator
Basic weighted-average Federated Common Stock[2]	99,116	100,475	100,721
Dilutive potential shares from stock options	1	2	2
Diluted weighted-average Federated Common Stock[2]	99,117	100,477	100,723
Earnings per share
Net income attributable to Federated Common Stock - Basic and Diluted[2]	$2.03	$1.62	$1.42

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(15) Leases
The following is a schedule by year of future minimum payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016:

in millions
2017	$13.6
2018	14.0
2019	13.9
2020	13.6
2021	13.4
2022 and thereafter	94.2
Total minimum lease payments	$162.7
Federated holds a material operating lease for its corporate headquarters building in Pittsburgh, Pennsylvania. During the third quarter 2016, Federated extended the term through 2030 through an amendment which contains options to renew for additional periods through 2040. The original lease and subsequent amendments include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, at December 31, 2016, Federated had various other operating lease agreements primarily involving additional facilities. These leases are noncancelable and expire on various dates through the year 2027. Most leases include renewal options and, in certain leases, escalation clauses.
Rent expenses were $12.9 million, $13.0 million and $14.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were recorded in Office and occupancy expense on the Consolidated Statements of Income.

(16) Accumulated Other Comprehensive Loss Attributable to Federated Investors, Inc. Shareholders
The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

in thousands	Unrealized Loss on Interest Rate Swap[1]	Unrealized Gain (Loss) on Securities Available for Sale[2]	Foreign Currency Translation Loss	Total
Balance at December 31, 2013	$(3,185)	$1,586	$391	$(1,208)
Other comprehensive loss before reclassifications and tax	(107)	(142)	(1,013)	(1,262)
Tax impact	40	54	355	449
Reclassification adjustment, before tax	4,743	(4,240)	0	503
Tax impact	(1,760)	1,616	0	(144)
Net current-period other comprehensive income (loss)	2,916	(2,712)	(658)	(454)
Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	(6,412)	(842)	(7,187)
Tax impact	(25)	2,363	295	2,633
Reclassification adjustment, before tax	358	2,185	0	2,543
Tax impact	(131)	(805)	0	(936)
Net current-period other comprehensive income (loss)	269	(2,669)	(547)	(2,947)
Balance at December 31, 2015	$0	$(3,795)	$(814)	$(4,609)
Other comprehensive income (loss) before reclassifications and tax	0	4,761	(950)	3,811
Tax impact	0	(1,732)	333	(1,399)
Reclassification adjustment, before tax[3]	0	2,632	0	2,632
Tax impact[3]	0	(958)	0	(958)
Net current-period other comprehensive income (loss)	0	4,703	(617)	4,086
Balance at December 31, 2016	$0	$908	$(1,431)	$(523)

1
Federated entered into an interest rate swap in 2010 to hedge its interest rate risk associated with its original term facility. The interest rate swap expired on April 1, 2015. Amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Debt expense on the Consolidated Statements of Income.

2
Other than described in note 3 below, amounts reclassified from Accumulated other comprehensive loss, net of tax were recorded in Gain (loss) on securities, net on the Consolidated Statements of Income.

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

(17) Commitments and Contingencies
(a) Contractual
Federated is obligated to make certain future payments under various agreements to which it is a party, including debt and operating leases (see Note (9) and Note (15), respectively). The following table summarizes minimum noncancelable payments contractually due under Federated's significant service contracts and employment arrangements:

	Payments due in

in millions	2017	2018	2019	2020	Total
Purchase obligations[1]	$14.2	$4.4	$2.4	$2.2	$23.2
Employment-related commitments[2]	9.0	2.5	1.6	0.0	13.1
Other obligations[3]	0.7	1.0	0.0	0.0	1.7
Total	$23.9	$7.9	$4.0	$2.2	$38.0

1
Federated is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2020. Costs for such services are expensed as incurred.

2	Federated has certain domestic and international employment arrangements pursuant to which Federated is obligated to make minimum compensation payments.

3	Amounts include acquisition-related contingent purchase price payments and other liabilities recorded on the Consolidated Balance Sheets.

Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. In addition to the $13.1 million of employment-related commitments included in the table above, based on asset levels as of December 31, 2016 and performance goals, incentive payments could total up to approximately $11 million over the remaining terms of these arrangements.
(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2016, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings

CCM Rochester, Inc. (CCM). On February 10, 2017, Judge Caproni, United States District Judge for the United States District Court for the Southern District of New York, issued an Opinion and Order granting Federated’s motion for summary judgment in its entirety and directed that CCM’s (f/k/a Clover Capital Management, Inc.) lawsuit against Federated be closed. In granting Federated's motion for summary judgment in its entirety, Judge Caproni determined based on the evidence that there existed no genuine dispute of any material fact in concluding that no rational juror could find in favor of CCM on its remaining claims of fraudulent inducement and breach of the implied covenant of good faith and fair dealing; accordingly, Federated was entitled to summary judgment as a matter of law. While CCM can appeal Judge Caproni's decision within 30 days (or by March 13, 2017), management believes Judge Caproni's Opinion and Order affirms Federated's position that CCM's claims were meritless and without factual support and that at all times Federated acted in good faith and complied with its contractual obligations contained in the Asset Purchase Agreement, dated September 12, 2008 (APA). If CCM appeals, Federated intends to continue to vigorously defend the lawsuit.

The CCM case stemmed from Federated's acquisition of certain assets of CCM in December 2008. CCM was an investment manager that specialized in value investing. The purchase was consummated in the midst of the U.S. financial markets crisis. The payment terms under the APA included an upfront payment of $30 million paid by Federated at closing and the opportunity for contingent payments over a five year earn-out period following the acquisition date based on the growth in revenue associated with the acquired assets. Under the APA, in order to reach the maximum contingent payments totaling approximately $55 million, the revenue associated with the acquired assets would have had to have grown at a 30% compound annual growth rate. Under the APA, Federated paid CCM an additional $18 million, in the aggregate, in contingent payments for the last three years of the earn-out period.

On May 20, 2014, shortly after the final contingent payment was paid to CCM, Federated Investors, Inc. was named as the defendant in a case filed by CCM in the U.S. District Court for the Southern District of New York (CCM Rochester, Inc., f/k/a Clover Capital Management, Inc. v. Federated Investors, Inc., Case No. 14-cv-3600 (S.D.N.Y.)). In this lawsuit, CCM asserted claims against Federated Investors, Inc. for fraudulent inducement, breach of contract (including CCM's allegations relating to implied duties of best efforts and good faith and fair dealing) and indemnification based on Federated's alleged failure to effectively market and distribute the investment products associated with the acquired assets and to pay CCM the maximum contingent payments. CCM sought approximately $37 million in alleged damages plus attorneys' fees from Federated Investors, Inc.

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

On June 9, 2016, following oral argument, the Court granted Federated's evidentiary motion seeking to exclude CCM's expert testimony, ruling CCM's expert reports and testimony inadmissible. Federated filed its motion for summary judgment on July 15, 2016, seeking to have the Court rule in Federated's favor as a matter of law. As noted above, on February 10, 2017, Judge Caproni issued an Opinion and Order granting Federated's motion for summary judgment in its entirety and directed that CCM's lawsuit against Federated be closed.

Federated believes a material loss related to this lawsuit (even if CCM appeals) is remote and, as such, does not believe this lawsuit is material to Federated or its Consolidated Financial Statements. Based on this assessment and the current stage of the lawsuit, Federated currently estimates the loss from damages as a result of CCM's claims to be zero.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2016, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors under the caption Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims for additional information regarding risks related to claims asserted or threatened against Federated.

(18) Subsequent Events
On January 26, 2017, the board of directors declared a $0.25 per share dividend. The dividend was payable to shareholders of record as of February 8, 2017, resulting in $25.5 million being paid on February 15, 2017.

(19) Supplementary Quarterly Financial Data (Unaudited)

in thousands, except per share data, for the quarters ended	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$272,109	$286,738	$294,620	$289,904
Operating income	$74,555	$87,670	$88,636	$84,822
Net income including the noncontrolling interests in subsidiaries[1]	$48,959	$56,418	$58,908	$57,229
Amounts attributable to Federated Investors, Inc.
Net income[1]	$45,443	$52,709	$54,925	$55,842
Earnings per common share – Basic and Diluted[2]	$0.44	$0.51	$0.54	$0.52
Impact of Voluntary Yield-related Fee Waivers
Revenue	$(37,482)	$(21,333)	$(18,030)	$(11,027)
Less: Reduction in Distribution expense	27,896	16,528	13,797	7,627
Operating income	(9,586)	(4,805)	(4,233)	(3,400)
Less: Reduction in Noncontrolling interest	208	(208)	0	0
Pre-tax impact	$(9,378)	$(5,013)	$(4,233)	$(3,400)
2015
Revenue	$220,522	$228,127	$234,321	$243,639
Operating income	$59,038	$69,279	$74,244	$76,885
Net income including the noncontrolling interests in subsidiaries	$36,418	$42,263	$44,136	$49,169
Amounts attributable to Federated Investors, Inc.
Net income	$36,307	$41,759	$44,131	$47,610
Earnings per common share – Basic and Diluted	$0.35	$0.40	$0.42	$0.46
Impact of Voluntary Yield-related Fee Waivers
Revenue	$(94,112)	$(84,245)	$(83,254)	$(71,995)
Less: Reduction in Distribution expense	64,654	60,179	61,283	54,493
Operating income	(29,458)	(24,066)	(21,971)	(17,502)
Less: Reduction in Noncontrolling interest	2,454	1,851	1,716	1,093
Pre-tax impact	$(27,004)	$(22,215)	$(20,255)	$(16,409)

1	As a result of the adoption of ASU 2016-09, the income-tax provision for March 31, 2016 was reduced by $0.2 million from amounts previously reported (see Note (2) for additional information).

2
For the quarter ended December 31, 2016, Federated paid $1.00 per share as a special cash dividend and a $0.25 per share regular cash dividend. All dividends were considered ordinary dividends for tax purposes. The special dividend negatively impacted fourth quarter 2016 earnings per share by $0.02.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Federated's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated's Information Statement for the 2017 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated's Information Statement for the 2017 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated's share-based compensation plans as of December 31, 2016:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by shareholders	24,000	$33.13	2,491,047
Equity compensation plans not approved by shareholders	0	0	0
Total	24,000	$33.13	2,491,047

1
Under Federated’s Stock Incentive Plan, as amended, grants of other share-based awards, such as restricted stock to Federated employees and shares of Federated Class B common stock to non-management directors, may be authorized in addition to the stock options listed above.

All other information required by this Item is contained in Federated's Information Statement for the 2017 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated's Information Statement for the 2017 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated's Information Statement for the 2017 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

10.76	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

10.77	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.78
Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.79
Agreement by and among Federated Investment Management Company, Passport Research Ltd., The Jones Financial Companies, L.L.L.P. for itself and on behalf of Edward D. Jones & Co., L.P., and Passport Holdings LLC, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1 to the March 31, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.80
Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.81
Amendment No. 1 to Agreement by and among Federated Investment Management Company, Passport Research Ltd., The Jones Financial Companies, L.L.L.P. for itself and on behalf of Edward D. Jones & Co., L.P., and Passport Holdings LLC, dated January 27, 2017 (filed herewith)

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (filed herewith)

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (filed herewith)

10.84	Form of Bonus Restricted Stock Program Award Agreement (filed herewith)

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

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 24, 2017
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 24, 2017
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 24, 2017
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 24, 2017
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 24, 2017
Michael J. Farrell

/s/ John B. Fisher	Director	February 24, 2017
John B. Fisher

/s/ Marie Milie Jones	Director	February 24, 2017
Marie Milie Jones

/s/ David M. Kelly	Director	February 24, 2017
David M. Kelly

/s/ John W. McGonigle	Director	February 24, 2017
John W. McGonigle

EXHIBIT INDEX

Exhibit Number	Description

10.81
Amendment No. 1 to Agreement by and among Federated Investment Management Company, Passport Research Ltd., The Jones Financial Companies, L.L.L.P. for itself and on behalf of Edward D. Jones & Co., L.P., and Passport Holdings LLC, dated January 27, 2017

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer

10.84	Form of Bonus Restricted Stock Program Award Agreement

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document