Form 10-Q
period 2017-03-31
FEDERATED INVESTORS INC /PA/
filed 2017-04-28
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 21, 2017, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,950,188 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the timing and impact of continuing regulatory oversight, increased or modified laws, regulations and rules, including potential, proposed and final rules, or possible deregulation, by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree, continuance, recovery and impact of fee waivers and reimbursements or assumptions of expenses (Fee Waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of potential, proposed and final laws, regulations and other rules and possible deregulation, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; interest rate, concentration, market and other risks; guarantee and indemnification obligations; the impact of the special dividend on earnings per share and projected liquid assets; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$94,629	$104,839
Investments—affiliates	122,121	130,785
Investments—consolidated investment companies	53,023	58,072
Investments—other	7,881	7,453
Receivables, net of reserve of $61 and $84, respectively	44,725	44,804
Prepaid expenses	10,846	9,994
Other current assets	2,249	3,813
Total current assets	335,474	359,760
Long-Term Assets
Goodwill	660,040	659,189
Renewable investment advisory contracts	73,878	70,378
Other intangible assets, net of accumulated amortization of $4,773 and $4,630, respectively	3,427	3,570
Property and equipment, net of accumulated depreciation of $66,153 and $64,210, respectively	38,737	39,280
Other long-term assets	21,660	22,930
Total long-term assets	797,742	795,347
Total assets	$1,133,216	$1,155,107
LIABILITIES
Current Liabilities
Short-term debt	$25,500	$25,500
Accounts payable and accrued expenses	48,763	54,177
Accrued compensation and benefits	24,889	74,745
Other current liabilities	28,421	8,116
Total current liabilities	127,573	162,538
Long-Term Liabilities
Long-term debt	159,375	165,750
Long-term deferred tax liability, net	182,987	176,686
Other long-term liabilities	20,401	22,987
Total long-term liabilities	362,763	365,423
Total liabilities	490,336	527,961
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	30,190	31,362
PERMANENT EQUITY
Federated Investors, Inc. shareholders’ equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	327,441	320,793
Retained earnings	540,222	529,749
Treasury stock, at cost, 7,515,268 and 7,515,773 shares Class B common stock, respectively	(255,249)	(255,382)
Accumulated other comprehensive income (loss), net of tax	87	(523)
Total Federated Investors, Inc. shareholders’ equity	612,690	594,826
Nonredeemable noncontrolling interest in subsidiary	0	958
Total permanent equity	612,690	595,784
Total liabilities, temporary equity and permanent equity	$1,133,216	$1,155,107

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Investment advisory fees, net—affiliates	$147,919	$154,777
Investment advisory fees, net—other	33,399	27,070
Administrative service fees, net—affiliates	46,701	53,473
Other service fees, net—affiliates	43,558	34,697
Other service fees, net—other	1,494	1,201
Other, net	430	891
Total revenue	273,501	272,109
Operating Expenses
Distribution	90,359	88,381
Compensation and related	73,402	76,770
Systems and communications	8,225	7,865
Office and occupancy	7,352	6,888
Professional service fees	6,680	8,881
Advertising and promotional	2,955	3,442
Travel and related	2,934	2,906
Other	3,821	2,421
Total operating expenses	195,728	197,554
Operating income	77,773	74,555
Nonoperating Income (Expenses)
Investment income, net	1,652	1,573
Gain on securities, net	2,562	1,091
Debt expense	(1,102)	(1,059)
Other, net	0	(5)
Total nonoperating income, net	3,112	1,600
Income before income taxes	80,885	76,155
Income tax provision	29,858	27,196
Net income including the noncontrolling interests in subsidiaries	51,027	48,959
Less: Net income attributable to the noncontrolling interests in subsidiaries	1,386	3,516
Net income	$49,641	$45,443
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.49	$0.44
Cash dividends per share	$0.25	$0.25
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income including the noncontrolling interests in subsidiaries	$51,027	$48,959

Other comprehensive income, net of tax
Permanent equity
Unrealized gain on securities available for sale	1,117	577
Reclassification adjustment related to securities available for sale	(647)	824
Foreign currency items	140	26
Temporary equity
Foreign currency translation gain	0	6
Other comprehensive income, net of tax	610	1,433
Comprehensive income including the noncontrolling interests in subsidiaries	51,637	50,392
Less: Comprehensive income attributable to redeemable noncontrolling interest in subsidiaries	910	1,021
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	476	2,501
Comprehensive income attributable to Federated Investors, Inc.	$50,251	$46,870
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders’ Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2015	$298,579	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734
Adoption of new accounting pronouncement	123	(911)	0	831	43	0	43	14,850
Net income	0	45,443	0	0	45,443	2,501	47,944	1,015
Other comprehensive income, net of tax	0	0	0	596	596	0	596	6
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	5,431
Stock award activity	7,237	(11,959)	11,959	0	7,237	0	7,237	0
Dividends declared	0	(25,990)	0	0	(25,990)	0	(25,990)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	(2,214)	(2,214)	(4,131)
Purchase of treasury stock	0	0	(13,720)	0	(13,720)	0	(13,720)	0
Balance at March 31, 2016	$305,939	$552,368	$(193,700)	$(3,182)	$661,425	$1,443	$662,868	$25,905
Balance at December 31, 2016	$320,982	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362
Net income	0	49,641	0	0	49,641	476	50,117	910
Other comprehensive income, net of tax	0	0	0	610	610	0	610	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	2,818
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	(1,891)
Stock award activity	6,648	(13,702)	13,702	0	6,648	0	6,648	0
Dividends declared	0	(25,466)	0	0	(25,466)	0	(25,466)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	(1,434)	(1,434)	(3,009)
Purchase of treasury stock	0	0	(13,569)	0	(13,569)	0	(13,569)	0
Balance at March 31, 2017	$327,630	$540,222	$(255,249)	$87	$612,690	$0	$612,690	$30,190
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$51,027	$48,959
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	2,608	2,904
Depreciation and other amortization	2,584	2,351
Share-based compensation expense	6,672	7,237
(Gain) loss on disposal of assets	(1,514)	1,174
Provision for deferred income taxes	5,780	9,270
Adoption of new accounting pronouncement	0	(2,653)
Net sales (purchases) of trading securities	2,516	(2,831)
Deferred sales commissions paid	(1,324)	(3,012)
Contingent deferred sales charges received	612	578
Other changes in assets and liabilities:
Decrease (increase) in receivables, net	98	(7,454)
Increase in prepaid expenses and other assets	(590)	(1,750)
Decrease in accounts payable and accrued expenses	(57,632)	(41,722)
Increase in other liabilities	22,187	13,190
Net cash provided by operating activities	33,024	26,241
Investing Activities
Purchases of securities available for sale	(651)	(823)
Cash paid for business acquisitions	(4,352)	0
Proceeds from redemptions of securities available for sale	12,450	50
Cash paid for property and equipment	(2,133)	(3,257)
Net cash provided (used) by investing activities	5,314	(4,030)
Financing Activities
Dividends paid	(25,467)	(25,990)
Purchases of treasury stock	(14,871)	(13,728)
Distributions to noncontrolling interest in subsidiaries	(4,443)	(6,345)
Contributions from noncontrolling interest in subsidiaries	2,818	5,431
Cash paid for business acquisitions	(210)	(70)
Payments on debt	(6,375)	(6,375)
Net cash used by financing activities	(48,548)	(47,077)
Net decrease in cash and cash equivalents	(10,210)	(24,866)
Cash and cash equivalents, beginning of period	104,839	172,628
Cash and cash equivalents, end of period	$94,629	$147,762
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation

The interim Consolidated Financial Statements of Federated Investors, Inc. and its consolidated subsidiaries (collectively, Federated) included herein have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 2016. Certain items previously reported have been reclassified to conform to the current period's presentation.

(2) Significant Accounting Policies

For a listing of Federated's significant accounting policies, please refer to Federated's Annual Report on Form 10-K for the year ended December 31, 2016.

(3) Recent Accounting Pronouncements

(a) Recently Adopted Accounting Guidance

Deferred Taxes
On January 1, 2017, Federated adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Management elected the prospective transition method, which did not require the restatement of prior years, and the adoption did not have a material impact on Federated's Consolidated Financial Statements.
(b) Recently Issued Accounting Guidance Not Yet Adopted

Revenue Recognition
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update, and issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, on August 12, 2015. As a result of the deferral, the update is effective for Federated on January 1, 2018. While early adoption is permitted, Federated does not plan to early adopt in 2017. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, ASU 2016-12, which addresses implementation issues and provides additional practical expedients and ASU 2016-20, which provides technical corrections to narrow aspects of the guidance (collectively, with ASU 2014-09, Topic 606). Topic 606 allows for the use of either the retrospective or modified retrospective adoption method. To date, Federated has primarily focused on scoping activities, such as identifying the customer and evaluating revenue contracts, as well as preliminarily identifying Federated's performance obligations and material revenue streams. Federated has also begun evaluating whether certain costs should be capitalized or expensed based on the criteria for costs to obtain or fulfill a contract. Management continues to evaluate the available transition methods and the potential impact of adoption on Federated's Consolidated Financial Statements.
Financial Instruments
On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities, including investments in mutual funds and (2) the presentation of certain fair value changes for financial liabilities. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The update is effective for Federated on January 1, 2018, and, except for certain provisions, does not permit early adoption. An entity should apply the amendments, with certain exceptions, by means

Notes to the Consolidated Financial Statements (continued)
(unaudited)

of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments pertaining to financial liabilities are currently not expected to have a material impact on Federated's Consolidated Financial Statements. Management continues to evaluate the amendments pertaining to equity securities and their potential impact of adoption on Federated's Consolidated Financial Statements.
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
Clarifying the Definition of a Business
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset (or a group of similar identifiable assets), the assets are not considered to be a business. To be considered a business, an acquisition or disposal must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The amendments also narrow the definition of the term "outputs" to be consistent with Topic 606, Revenue from Contracts with Customers. The ASU is effective for Federated on January 1, 2018, with early adoption permitted in specific circumstances, and is required to be applied prospectively. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Money market assets	42%	47%
Equity assets	41%	36%
Fixed-income assets	17%	17%

The change in the relative proportion of Federated's revenue attributable to money market assets for the first three months of 2017 as compared to the same period in 2016 was primarily the result of lower average money market assets and a decrease related to a change in a customer relationship. This was partially offset by a decrease in voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers).

The change in the relative proportion of Federated's revenue attributable to equity assets for the first three months of 2017 as compared to the same period in 2016 was primarily the result of higher average equity assets due to market appreciation and, to a lesser extent, net sales.

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, both sponsored investment companies and other funds (Federated Funds) and strategies, are subject to federal securities laws, principally the Securities Act of 1933, the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940, state laws regarding securities fraud and registration, and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, as well as foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See the Business Developments - Current Regulatory Environment section of Management's Discussion and Analysis for additional information about the current regulatory environment.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Low Short-Term Interest Rates
In December 2016, the Federal Open Market Committee of the Federal Reserve Board (FOMC) increased the federal funds target rate range by 25 basis points to 0.50%-0.75%, slightly raising short-term interest rates. At its March 2017 meeting, the FOMC raised the federal fund target rate by an additional 25 basis points to 0.75%-1.00%. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, since the fourth quarter of 2008, Federated has experienced Voluntary Yield-related Fee Waivers. These waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

These Voluntary Yield-related Fee Waivers are calculated as a percentage of assets under management (AUM or managed assets) in certain money market funds and thus will vary depending upon the asset levels and mix in such funds. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by, and changes in expenses of, the money market funds. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds will cause the pre-tax impact of waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of waivers to increase.

With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds (or between such funds and other money market funds or other products) as well as the mix among certain share classes that vary in pricing structure will impact the level of waivers. Generally, prime money market funds waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The opposite would also be true.

The impact of Voluntary Yield-related Fee Waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Revenue	$(4.3)	$(37.5)
Less: Reduction in Distribution expense	3.5	27.9
Operating income	(0.8)	(9.6)
Less: Reduction in Noncontrolling interests	0.0	0.2
Pre-tax impact	$(0.8)	$(9.4)

The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased for the three-month period ended March 31, 2017 as compared to the same period in 2016 due primarily to higher yields on instruments held by the money market funds. As mentioned above, the FOMC increased the federal funds target rate range by 25 basis points in both December 2016 and March 2017. These rate increases have nearly eliminated the pre-tax impact of the Voluntary Yield-related Fee Waivers.

A listing of Federated’s risk factors is included in Federated’s Annual Report on Form 10-K for the year ended December 31, 2016 under Item 1A - Risk Factors.

(b) Revenue Concentration by Investment Strategy

Approximately 18% and 12% of Federated's total revenue for the three-month periods ended March 31, 2017 and March 31, 2016, respectively, was derived from services provided to a specific strategy, the Federated Strategic Value Dividend strategy, which includes Federated Funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products). A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Revenue Concentration by Customer

Approximately 16% of Federated's total revenue for both the three-month periods ended March 31, 2017 and March 31, 2016, was derived from services provided to one intermediary customer, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(5) Consolidation

The Consolidated Financial Statements include the accounts of Federated, Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated’s general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $24.6 million and $27.1 million at March 31, 2017 and December 31, 2016, respectively.

In the ordinary course of business, Federated may choose to waive certain fees or assume operating expenses of various Federated Funds for competitive, regulatory or contractual reasons. For the three months ended March 31, 2017 and 2016, Federated waived fees, including Voluntary Yield-related Fee Waivers, totaling $81.8 million and $118.5 million, respectively, of which $57.6 million and $90.6 million, respectively, related to waivers for money market funds which meet the scope exception of the consolidation guidance. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a fund. In these instances, such capital contributions typically are intended to either cover realized losses or other permanent impairments to a fund's net asset value (NAV) or increase the market-based NAV per share of the investment company's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund. There were no contributions for the three months ended March 31, 2017 or 2016. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated.

In accordance with Federated’s consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2017 and December 31, 2016.

(a) Consolidated Voting Rights Entities

Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of March 31, 2017 and December 31, 2016, consolidated VREs included on Federated's Consolidated Balance Sheets included $8.8 million and $14.9 million, respectively, in Investments—consolidated investment companies and $0.3 million and $3.1 million, respectively, in Redeemable noncontrolling interest in subsidiaries.

(b) Consolidated Variable Interest Entities

As of March 31, 2017 and December 31, 2016, Federated was deemed to be the primary beneficiary of, and therefore consolidated, several Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's

Notes to the Consolidated Financial Statements (continued)
(unaudited)

net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$0.1	$0.0
Investments—consolidated investment companies	44.2	43.2
Receivables	0.8	0.7
Less: Liabilities	1.0	0.7
Less: Redeemable noncontrolling interest in subsidiaries	29.9	28.3
Federated's net interest in Federated Fund VIEs	$14.2	$14.9

Federated's net interest in the consolidated Federated Fund VIEs of $14.2 million and $14.9 million at March 31, 2017 and December 31, 2016, respectively, represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent operating liabilities of the entities. The liabilities as of March 31, 2017 and December 31, 2016 are primarily classified as Other current liabilities and Accounts payable and accrued expenses, respectively, on Federated’s Consolidated Balance Sheets.

In addition to the VIEs in the table above, at December 31, 2016, Federated held a majority interest (50.5%) and acted as the general partner in Passport Research Ltd. (Passport), a limited partnership. Edward D. Jones & Co., L.P. was the limited partner with a 49.5% interest. The partnership was an investment advisor to one sponsored fund as of December 31, 2016 and was deemed to be a VIE in accordance with the consolidation guidance. Federated transferred its partnership interest on January 27, 2017 and therefore is no longer the primary beneficiary of Passport. Accordingly, Federated deconsolidated $4.8 million from Cash and cash equivalents, $2.6 million from Receivables, $5.3 million from liabilities (primarily representing operating liabilities) and $1.0 million from Nonredeemable noncontrolling interest in subsidiary on the Consolidated Balance Sheets as of the date of deconsolidation. Federated also recorded a receivable of $1.1 million for the undistributed earnings of the partnership through the date of deconsolidation. There was no impact to the Consolidated Statements of Income as a result of this deconsolidation.

Other than the deconsolidation mentioned above, Federated did not newly consolidate or deconsolidate any VIEs during the three months ended March 31, 2017.

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

At both March 31, 2017 and December 31, 2016, Federated’s investment and maximum risk of loss related to non-consolidated VIEs was entirely related to Federated Funds and totaled $2.3 million which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for these non-consolidated Federated Funds totaled $85.1 million and $76.3 million at March 31, 2017 and December 31, 2016, respectively.

(6) Investments

Investments on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 included available-for-sale and trading securities. At March 31, 2017 and December 31, 2016, Federated held investments totaling $122.1 million and $130.8 million, respectively, in fluctuating-value Federated Funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Available-for-sale securities were as follows:

	March 31, 2017				December 31, 2016
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity funds	$20,907	$2,668	$(46)	$23,529	$23,883	$2,112	$(266)	$25,729
Fixed-income funds	99,079	94	(581)	98,592	105,514	92	(550)	105,056
Total available-for-sale securities	$119,986	$2,762	$(627)	$122,121	$129,397	$2,204	$(816)	$130,785

Federated’s trading securities totaled $60.9 million and $65.5 million at March 31, 2017 and December 31, 2016, respectively. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated’s controlling financial interest in the Federated Fund (see Note (5)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated’s Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts.

Federated’s trading securities as of March 31, 2017 and December 31, 2016, were primarily composed of domestic debt securities ($46.1 million and $45.5 million, respectively), stocks of large U.S. and international companies ($7.5 million and $7.2 million, respectively) and investments in Federated Funds ($5.7 million and $8.9 million, respectively).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net unrealized gains
Trading securities	$600	$2,156
Derivatives[1]	367	107
Realized gains[2]
Available-for-sale securities	1,033	0
Trading securities	704	116
Derivatives[1]	444	406
Realized losses[2]
Available-for-sale securities	0	(17)
Trading securities	(290)	(1,297)
Derivatives[1]	(296)	(380)
Gain on securities, net[3]	$2,562	$1,091

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3	Amounts related to consolidated entities, primarily Federated Funds, totaled $1.3 million and $1.0 million for the three months ended March 31, 2017, and 2016, respectively.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
March 31, 2017
Financial Assets
Cash and cash equivalents	$64,410	$0	$0	$30,219	$94,629
Available-for-sale equity securities	99,082	0	0	23,039	122,121
Trading securities—equity	9,290	423	0	5,114	14,827
Trading securities—debt	0	46,077	0	0	46,077
Other[1]	12	3	840	0	855
Total financial assets	$172,794	$46,503	$840	$58,372	$278,509

Total financial liabilities[2]	$41	$0	$1,721	$0	$1,762

December 31, 2016
Financial Assets
Cash and cash equivalents	$54,725	$0	$0	$50,114	$104,839
Available-for-sale equity securities	103,996	0	0	26,789	130,785
Trading securities—equity	13,866	0	0	6,193	20,059
Trading securities—debt	0	45,466	0	0	45,466
Other[1]	19	0	840	0	859
Total financial assets	$172,606	$45,466	$840	$83,096	$302,008

Total financial liabilities[2]	$2	$358	$1,931	$0	$2,291

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include acquisition-related future consideration liabilities and may include foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds, as well as certain liabilities attributable to structured trade finance loans held by Federated.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in money market Federated Funds totaled $87.0 million and $96.7 million at March 31, 2017 and December 31, 2016, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market fund that is not publicly available but for which the NAV is calculated daily and for which there

Notes to the Consolidated Financial Statements (continued)
(unaudited)

are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the table above.

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
Trading securities—equity
Trading securities—equity primarily represent the equity securities held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) as well as certain equity investments held in Separate Accounts (included in Investments—other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on unadjusted quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds are determined by a third-party pricing service (Level 2). For certain investments in Federated Funds that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.

Trading securities—debt
Trading securities—debt primarily represent domestic bonds held by consolidated Federated Funds. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2017.

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

(8) Debt

Debt consisted of the following:

	Interest Rates
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Term Loan	1.915%	1.745%	$184,875	$191,250
Less: Short-term debt			25,500	25,500
Long-term debt			$159,375	$165,750

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

The Credit Agreement also refinanced the $200 million revolving credit facility under the Prior Credit Agreement. Federated had no borrowings outstanding on the previous revolving credit facility at the time of refinancing. As of March 31, 2017, the entire $200 million revolving credit facility was available for borrowings. Similar to the Prior Credit Agreement, certain subsidiaries entered into an Amended and Restated Continuing Agreement of Guaranty and Suretyship whereby these subsidiaries guarantee payment of all obligations incurred through the Credit Agreement. Federated pays an annual facility fee, currently 12.5 basis points. Borrowings under the Credit Agreement's revolving credit facility bear interest at LIBOR plus a spread, currently 100 basis points.

The Credit Agreement matures on June 24, 2019 and, with respect to the Term Loan, requires quarterly principal payments totaling $25.5 million in 2017, $55.8 million in 2018 and $110.0 million in 2019. During the three months ended March 31, 2017, Federated repaid $6.4 million of its borrowings on the Term Loan.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the three months ended March 31, 2017 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first three months of 2017, Federated awarded 513,570 shares of restricted Federated Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated’s Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

During 2016, Federated awarded 943,160 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 464,660 shares were awarded in connection with the aforementioned bonus program in 2016. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(b) Non-Management Director Stock Award

There were no shares of Federated Class B common stock awarded to non-management directors during the first three months of 2017. Federated awarded 5,700 shares of Federated Class B common stock to non-management directors during 2016.

(10) Equity

In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of March 31, 2017. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first three months of 2017, Federated repurchased 0.5 million shares of Class B common stock for $13.6 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited by employees and are not counted

Notes to the Consolidated Financial Statements (continued)
(unaudited)

against the board-approved share repurchase program. At March 31, 2017, 3.4 million shares were available to be purchased under Federated's buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$49,641	$45,443
Less: Total income available to participating unvested restricted shareholders[1]	(1,964)	(1,828)
Total net income attributable to Federated Common Stock[2]	$47,677	$43,615
Denominator
Basic weighted-average Federated Common Stock[2]	97,863	99,802
Dilutive potential shares from stock options	1	1
Diluted weighted-average Federated Common Stock[2]	97,864	99,803
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.49	$0.44

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted shares which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual
Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. Federated is obligated to make future minimum compensation payments of approximately $7 million. Based on asset levels as of March 31, 2017 and performance goals, incentive payments could total up to another $8 million over the remaining terms of these arrangements.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2017, management does not believe that a material loss related to any of these matters is reasonably possible.

(c) Legal Proceedings
CCM Rochester, Inc. (CCM). CCM (f/k/a Clover Capital Management, Inc.) did not file within the required time period a notice to appeal the February 10, 2017 Opinion and Order of Judge Valerie Caproni, United States District Judge for the United States District Court for the Southern District of New York, granting Federated's motion for summary judgment in its entirety and directing that CCM's lawsuit against Federated be closed. CCM's lawsuit against Federated Investors, Inc., which stemmed

Notes to the Consolidated Financial Statements (continued)
(unaudited)

from Federated's acquisition of certain assets of CCM in December 2008, is, therefore, concluded. In granting Federated's motion for summary judgment in its entirety, Judge Caproni determined based on the evidence that there existed no genuine dispute of any material fact in concluding that no rational juror could find in favor of CCM on its remaining claims of fraudulent inducement and breach of the implied covenant of good faith and fair dealing; accordingly, Federated was entitled to summary judgment as a matter of law. Management believes Judge Caproni's Opinion and Order affirms Federated's position that CCM's claims were meritless and without factual support and that at all times Federated acted in good faith and complied with its contractual obligations contained in the Asset Purchase Agreement, dated September 12, 2008. Given that the lawsuit has been concluded in Federated's favor, Federated's loss from damages as a result of CCM's claims is zero.
Other Litigation. Federated also has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2017, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding risks related to claims asserted or threatened against Federated.

(13) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive income (loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale[1]	Foreign Currency Translation Loss	Total
Balance at December 31, 2015	$(3,795)	$(814)	$(4,609)
Other comprehensive income before reclassifications and tax	908	40	948
Tax impact	(331)	(14)	(345)
Reclassification adjustments, before tax[2]	1,295	0	1,295
Tax impact[2]	(471)	0	(471)
Net current-period other comprehensive income	1,401	26	1,427
Balance at March 31, 2016	$(2,394)	$(788)	$(3,182)

Balance at December 31, 2016	$908	$(1,431)	$(523)
Other comprehensive income before reclassifications and tax	1,774	216	1,990
Tax impact	(657)	(76)	(733)
Reclassification adjustments, before tax	(1,027)	0	(1,027)
Tax impact	380	0	380
Net current-period other comprehensive income	470	140	610
Balance at March 31, 2017	$1,378	$(1,291)	$87

1
Other than as described in note 2 below, amounts reclassified from Accumulated other comprehensive income (loss), net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

2
Amount includes reclassification of $0.8 million, net of tax from Accumulated other comprehensive income (loss), net of tax to Retained earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis.

(14) Subsequent Events

On April 27, 2017, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 8, 2017 to be paid on May 15, 2017.

Part I, Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated's Annual Report on Form 10-K for the year ended December 31, 2016.

General

Federated is one of the largest investment managers in the U.S. with $361.7 billion in managed assets as of March 31, 2017. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing.

Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets attributable to such markets at March 31, 2017 are as follows: wealth management and trust (37%), broker/dealer (37%), institutional (22%) and international (4%).
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged to fixed-income products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may waive certain fees for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
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

Business Developments

Current Regulatory Environment
Domestic
The increased regulation and oversight of the investment management industry seen in the U.S. in 2016 continues into 2017, but with the possibility for deregulation. In January 2017, the SEC announced that compliance with the structural, operational and other requirements imposed under the amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other regulations, adopted on July 23, 2014 (2014 Money Fund Rules), and related guidance (collectively, the 2014 Money Fund Rules and Guidance), will be an examination priority in 2017. The SEC and Department of Labor (DOL), among other regulatory authorities, self-regulatory organizations or exchanges, have also adopted or proposed other rules and regulations, or taken or proposed to take other regulatory actions (collectively, both domestically and abroad, as applicable, Other Regulatory Developments). With the commencement of President Trump's administration in 2017 and the political uncertainty following the 2016 Presidential and Congressional elections, however, a possibility exists for the repeal of certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the modification, or delay (or further delay) in the implementation, of other laws, rules or regulations and other deregulation. On February 24, 2017, President Trump signed an Executive Order on enforcing the regulatory reform agenda, which stated that it is the policy of the United States to alleviate unnecessary regulatory burdens on the American people. This Executive Order directed, among other directives, that: (1) within 60 days of the date of this Executive Order (or by April 25, 2017) the head of each agency, unless a waiver is obtained, designate an agency official as its Regulatory Reform Officer; (2) each Regulatory Reform Officer oversee the implementation of regulatory reform initiatives and policies to ensure that agencies effectively carry out regulatory reforms consistent with applicable law; (3) each agency establish a Regulatory Reform Task Force consisting of certain specified officials; and (4) each Regulatory Reform Task Force evaluate existing regulations and make recommendations to their agency head regarding the repeal, replacement or modification of such existing regulations consistent with applicable law.
In addition to President Trump's January 20, 2017 Executive Order imposing a regulatory moratorium, which expired on March 21, 2017, President Trump signed an Executive Order on reducing regulation and controlling regulatory costs on January 30, 2017. This Executive Order, among other directives, (1) directs executive departments or agencies to identify at least two existing regulations to be repealed any time a new regulation is proposed or promulgated, (2) directs, with limited exceptions, the total incremental costs of all new (including repealed) regulations in 2017 to be no greater than zero unless otherwise required by law, and (3) directs that any new incremental costs associated with new regulations be offset by the elimination of existing costs associated with at least two prior regulations. On February 3, 2017, President Trump signed an Executive Order on core principles of regulating the U.S. financial system, which, among other core principles, includes a policy to make regulations efficient, effective and appropriately tailored.
Among other legislative initiatives, legislation has been proposed, or is pending, in Congress to repeal aspects of the Dodd-Frank Act, delay the effectiveness of the DOL's final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (Final Fiduciary Rule) for two years, and require that the benefits of proposed SEC regulations justify the costs to jobs, economic growth and capital formation and that the SEC engage in a retrospective review of its regulations every five years and conduct post-adoption impact assessments of major rules. There also are efforts underway to improve the transparency and to seek to curtail certain authority of the Financial Stability Oversight Council (FSOC).
The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows. Increased regulation and regulatory developments have required, and are expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and have caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and mix, customer relationships, revenues and operating income. Given the possibility for deregulation that exists in the current regulatory environment in the U.S., the degree of impact of the 2014 Money Fund Rules and Guidance, Final Fiduciary Rule and Other Regulatory Developments can vary and is uncertain.
On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies. Under these proposed rules, a fund would be required (among other requirements) to (1) comply with one of two alternative portfolio limitations designed to limit the amount of leverage the fund may obtain through derivatives and certain other transactions, (2) manage the risks associated with the fund's derivatives transactions by segregating certain assets in an amount designed to enable the fund to meet its obligations, including under stressed conditions, (3) establish a formalized derivatives risk management program if the fund engages in more than a limited amount of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

derivatives transactions or uses certain complex derivatives, and (4) segregate certain assets to cover the fund's obligations if a fund uses certain financial commitment transactions, such as reverse repurchase agreements and short sales. In a comment letter, dated March 23, 2016, Federated acknowledged certain constructive elements of the proposed rules, but opposed elements of the proposed rules in their current form, including, among other points, the adoption of a rules-based regime that employs fixed limits on notional exposure and disallows netting of most hedges, the proposed requirement that eligible coverage assets are limited to cash and cash equivalents, and the ability of advisors to adopt lesser standards for derivatives risk management programs where notional derivatives exposure is less than 50% of fund assets. Comments are available at http://www.sec.gov/comments/s7-24-15/s72415.shtml. It is unclear when the derivative rules will be finalized. Management does not expect these rules to be finalized before the fourth quarter of 2017 with an extended compliance period. The regulatory policies of the Trump administration, and possibility for deregulation in the U.S., could further delay or result in modifications to these rules or result in these rules not being adopted.
On April 6, 2016, the DOL released its Final Fiduciary Rule. The Final Fiduciary Rule, which, together with related guidance, imposes a modified fiduciary standard for retirement plan advisors. The Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisors by requiring such advisors to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, level certain fees, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. The DOL issued Frequently Asked Questions (FAQs) on the Final Fiduciary Rule on October 27, 2016, and on January 13, 2017. These FAQs addressed various topics, such as the Best Interest Contract Exemption, level fee requirements, covered investment recommendations, investor education, transactions with independent fiduciaries, investor rights and other requirements and issues under the Final Fiduciary Rule.
On February 3, 2017, President Trump also issued a memorandum on the DOL Final Fiduciary Rule directing the DOL to examine the Final Fiduciary Rule to determine whether it has or is likely to harm or adversely affect investors and, if the DOL determines that the Final Fiduciary Rule does result in harm to or adversely affects investors, to propose a rule rescinding or revising it. Specifically, the memorandum directed the DOL, as part of its examination of the Final Fiduciary Rule, to prepare an updated economic and legal analysis concerning the likely impact of the Final Fiduciary Rule, which must consider, among other things: (1) whether the anticipated applicability of the Final Fiduciary Rule has harmed or is likely to harm investors due to a reduction of Americans' access to certain retirement savings offerings, retirement product structures, retirement savings information or related financial advice; (2) whether the anticipated applicability of the Final Fiduciary Rule has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees; and (3) whether the Final Fiduciary Rule is likely to cause an increase in litigation and an increase in the prices that investors and retirees must pay to gain access to retirement services.
In response to President Trump's February 3, 2017 memorandum, on March 2, 2017, the DOL published a document seeking comment on a proposed 60-day extension of the applicability date of the Final Fiduciary Rule. The comment period concluded on March 17, 2017. In that document, the DOL also requested comments regarding the examination described in the President's memorandum. This comment period ended on April 17, 2017. On April 7, 2017, the DOL published a rule delaying the applicability of its Final Fiduciary Rule for 60 days or from April 10, 2017 to June 9, 2017. In addition to delaying the applicability of the Final Fiduciary Rule generally, and imposing certain other delays, the rule extended for 60 days the applicability dates of two significant exemptions under the Final Fiduciary Rule, and requires that fiduciaries relying on these exemptions for covered transactions adhere only to the "best interest" standards included in the Final Fiduciary Rule as conditions of the exemptions during the transition period from June 9, 2017, through January 1, 2018. Compliance with the remaining conditions in these exemptions, such as requirements to make specific written disclosures and representations of fiduciary compliance in communications with investors, is not required until January 1, 2018. It is anticipated that, during the period prior to January 1, 2018 (i.e., the date on which the DOL's Final Fiduciary Rule will be fully applicable) the DOL will endeavor to complete its review under the President’s memorandum and decide whether to make or propose further changes to the Final Fiduciary Rule. It is possible that the delay of the applicability of the Final Fiduciary Rule may be extended beyond June 9, 2017.
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
On January 6, 2017, a bill was introduced in Congress to delay the Final Fiduciary Rule. The regulatory policies of the Trump administration, and possibility for deregulation in the U.S., could further delay or result in modifications to these rules or result in these rules not being adopted. There also have been at least six lawsuits filed challenging the validity of the Final Fiduciary Rule on various grounds. At least three of these lawsuits have not been successful, and others are still pending. For example, on February 8, 2017, the U.S. District Court for the Northern District of Texas ruled that in promulgating the Final Fiduciary Rule (1) the DOL adequately weighed the monetary and non-monetary cost on the industry of complying with the Final Fiduciary Rule, (2) the DOL conducted a reasonable cost benefit analysis and (3) the DOL did not exceed its statutory authority.
On June 28, 2016, the SEC proposed rules that would require registered investment advisors to adopt and implement written business continuity and transition plans. If enacted as proposed, the rules would require registered investment advisors to assess and inventory components of their businesses, including operational and other risks related to significant disruptions in operations, and to design, adopt and implement written business continuity and transition plans "reasonably designed to address operational and other risks related to a significant disruption in the investment advisor's operations." Registered investment advisors also would be required to comply with certain additional recordkeeping and compliance requirements related to business continuity and transition plans. In a comment letter dated September 2, 2016, Federated acknowledged the need for an updated framework to strengthen industry practices regarding business continuity, but respectfully asserted that the proposed rules: (i) set an unreasonable standard for advisors that is not justified by cost/benefit assessments; (ii) fail to acknowledge the obstacles advisors face due to the inability of critical service providers to provide adequate clarity regarding their business continuity programs because of the service providers' need for confidentiality (thus requiring greater redundancies by investment advisors); and (iii) fail to acknowledge and clarify the important role of disclosure in informing investors of the risks associated with business continuity events. Regarding transition plans, Federated respectfully asserted that the proposed rules: (i) are highly burdensome while having little practical value as they require meaningless speculation by the advisor regarding transactions it may undertake in hypothetical risk scenarios; (ii) are not cost/benefit justified based on the historical experience of advisors of registered vehicles that would be most affected by the proposed rules; and (iii) create a record to assist in regulatory oversight that could alternatively be achieved by far simpler and less costly means. Comments are available at https://www.sec.gov/comments/s7-13-16/s71316.htm. It is unclear when the business continuity and transition planning rules will be finalized. Management does not expect these rules to be finalized before the fourth quarter of 2017. The regulatory policies of the Trump administration, and possibility for deregulation in the U.S., could further delay or result in modifications to these rules or result in these rules not being adopted.
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
On October 13, 2016, the SEC adopted new rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Among other requirements and changes, the new reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The new rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN by June 1, 2018. The compliance date for other disclosure requirements is August 1, 2017. The SEC, however, did not adopt a proposed rule that would have permitted delivery of fund shareholder reports through website posting in lieu of mailing. Given the possibility for deregulation in the U.S., it is uncertain whether aspects of the modernization of investment company reporting rules will be modified or eliminated prior to the required compliance dates.

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
The new swing pricing rule permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs stemming from shareholder purchase and redemption transactions to the shareholders transacting in the funds' shares. Specifically, swing pricing involves a fund determining its NAV in accordance with its established policies and procedures and adding to or subtracting from that calculated (or unswung) NAV a specified amount - a "swing factor" - to determine the price at which purchases and redemptions in fund shares would be transacted. The swing factor would be applied to a fund's unswung NAV once the level of net purchases into or net redemptions out of the fund has exceeded a specified percentage or percentages of the fund's unswung NAV known as a "swing threshold." In addition to certain disclosure, reporting, recordkeeping and other requirements, for a fund that elects to adopt swing pricing, the new rule requires the fund's board to adopt policies and procedures that specify the process for the determination of the fund's swing factor and swing threshold (taking into account certain considerations) and to establish and disclose an upper limit on the swing factor used, which may not exceed two percent of the fund's NAV per share. The fund's board also will be required to approve the fund's swing factor upper limit, swing pricing threshold and any changes thereto, and to review a written report covering the adequacy of the fund's swing pricing policies and procedures and the effectiveness of their implementation. The new swing pricing rule becomes effective on November 19, 2018. Given the policies of the Trump administration and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date.
On March 1, 2017, the SEC issued a proposed rule that would require the use of the Inline XBRL format for the submission of operating company financial statement information and mutual fund risk/return summaries, and would eliminate the requirement for investment companies and other filers to post interactive data files on their websites. Comments on this proposed rule are due by May 16, 2017. On March 22, 2017, the SEC adopted an amendment to Rule 15c6-1(a) under the 1934 Act (Settlement Cycle Rule) to shorten the standard settlement cycle for most broker-dealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). This amendment becomes effective on May 30, 2017 and compliance with the amendment is required by September 5, 2017.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, mutual fund waivers, direct and indirect custody of client assets by investment advisors, separately managed or wrap-fee accounts, performance reporting, excessive trading, "distribution in guise," marketing support payments, and intermediary and other payments and related disclosures. In addition to compliance with the 2014 Money Fund Rules and Guidance, the SEC staff also has announced that, among other areas of focus, cybersecurity, anti-money laundering, payments for order flow, wrap fee programs and private fund advisors will be examination priorities in 2017. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosure in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. Given the policies of the Trump administration, the changes in SEC management, and the possibility for deregulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Regulation or potential regulation by other regulators, in addition to the SEC and DOL, also continued, and may continue, to affect investment management industry participants, including Federated. For example, the FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules. This prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying and evaluating the financial stability implications of the asset management sector. On April 18, 2016, the FSOC released its Update on Review of Asset Management Products and Activities (Update), which reported its views on potential risks to financial stability arising from certain asset management products and activities, including mutual funds, other pooled investment vehicles and separately managed accounts. In the Update, the FSOC focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. The FSOC also indicated that, among other additional analysis, it would continue to review and monitor the SEC's proposed rules on modernization, liquidity management and derivatives and their implications for financial stability. At several meetings from July 2016 through January 2017, the FSOC received updates on asset management products and activities, which included a discussion of SEC initiatives and data gaps, potential risks stemming from asset management products, such as hedge funds, the impact of the 2014 Money Fund Rules and Guidance, and the process for non-bank financial company designations under the Dodd-Frank Act (including six quantitative thresholds applied to a broad group of non-bank financial companies during stage one of the process). On February 28, 2017, the Republican Staff of the Committee on Financial Services, U.S. House of Representatives, issued a report entitled "The Arbitrary and Inconsistent FSOC Nonbank Designation Process." The report criticized the FSOC for not following its own rules and guidance relating to designations on systemically important non-bank financial institutions and for inconsistent and arbitrary analysis of companies. On March 28, 2017, ten U.S. Senators sent a letter to Treasury Secretary Steven Mnuchin criticizing the FSOC's process for designating non-bank systemically important financial institutions as lacking transparency and accountability, insufficiently tracking data, and not having a consistent methodology for determinations. In the letter, the 10 Senators expressed their support for ending the FSOC's "too big to fail" policy. Given the possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC, the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.
The current regulatory environment, including the SEC's 2014 Money Market Fund Rules and Guidance and the DOL's Final Fiduciary Rule, has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, the floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required beginning October 14, 2016 under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's business can vary and is uncertain. The DOL's Final Fiduciary Rule, once applicable, also will likely impact Federated's AUM, revenues and operating income. For example, while management believes that Federated's separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and that Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients, intermediaries have begun to reduce the number of Federated Funds offered on their platforms and mutual fund-related sales and distribution fees earned by Federated can decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address the 2014 Money Fund Rules and Guidance and the Final Fiduciary Rule, including considering and/or effecting legislation, regulation, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. For example, Federated took steps to adjust its money market fund product line to offer a broad menu of institutional, municipal, prime, government, 60-day maximum maturity, 7-day maximum maturity and private and collective money market funds. Given the uncertainty surrounding the delay or possible replacement of the Final Fiduciary Rule, Federated continues to prepare for its June 9, 2017 applicability date. Federated’s preparation includes having conversations with intermediary customers regarding the Final Fiduciary Rule and related guidance, and analyzing product offering and structure adjustments, regulatory alternatives and other

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

means to comply, and to assist its customers to comply, with the Final Fiduciary Rule, the 1940 Act and other applicable laws and regulations. Among other actions, Federated has developed an educational website to assist clients with compliance with the Final Fiduciary Rule, increased the number of Federated Funds that offer "clean shares," including R6 shares, and added "T Shares" to 33 Federated Funds, which currently are not being offered until closer to the date on which the DOL's Final Fiduciary Rule will apply (i.e., currently June 9, 2017). Federated also continues to dedicate internal and external resources to analyze and address the evolving landscape of Other Regulatory Developments applicable to Federated, including the investment company modernization, liquidity, derivative, business continuity and transition planning, and other final and proposed regulations, guidance, initiatives and actions referred to above, and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The 2014 Money Fund Rules and Guidance, Final Fiduciary Rule, and Other Regulatory Developments, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and/or may cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships.
Members of Congress and political candidates also continue to discuss proposals to enact a Financial Transactions Tax (FTT) on securities transactions in the U.S. Proposals that have been discussed involve, among other matters being considered, taxing stock, bond, derivative and certain other transactions at varying rates, while providing credits to lower income individuals and married couples. The enactment of an FTT on a broad basis in the U.S. would be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess the degree of any potential impact that a U.S. FTT may have on its business, results of operations, financial condition and/or cash flows until such a proposal is enacted. In light of the policies of the Trump administration, management does not anticipate that an FTT will be enacted in the U.S. in 2017.
Federated will continue to monitor regulatory developments as necessary, and may implement additional changes to its business and practices as Federated deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated's product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as further money market fund regulation or potential deregulation, the Final Fiduciary Rule and Other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as the Final Fiduciary Rule and Other Regulatory Developments, will be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules and Guidance, Final Fiduciary Rule and Other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of March 31, 2017, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the potential for deregulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and Other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of March 31, 2017, given the potential for deregulation in the U.S. and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
On March 13, 2017, the UK Parliament passed the European Union (Notification of Withdrawal) Bill (Brexit Bill), which received Royal Assent from Her Majesty the Queen and became an Act of Parliament on March 16, 2017. On March 29, 2017, UK Prime Minister Theresa May delivered a letter to European Council President Donald Tusk formally notifying the European Council, in accordance with Article 50(2) of the Treaty on European Union, of the UK's intention to withdraw from the EU and the European Automatic Energy Community.
The UK voted to approve Brexit and exit the EU on June 23, 2016. Since that time, the Bank of England reduced interest rates in the UK in August 2016 from 0.5% to 0.25% and announced an extension of its quantitative easing program, the value of the British Pound has remained lower than pre-Brexit levels and the UK's credit rating has been downgraded. While UK financial markets have rebounded, with the formal Article 50(2) notice having been delivered, debate continues regarding the exit process, the actions Scotland and Ireland may take in response to the UK’s exit from the EU, whether work and travel permit restrictions will be imposed, whether the UK will remain part of a single European market, and the ultimate impact Brexit will have on the UK economy and the EU. The process for agreeing and implementing the UK's withdrawal from the EU is expected to take two years or more and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A, Risk Factors in Federated’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the FTT. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of March 31, 2017, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
On April 5, 2017, European Parliament passed EU money market fund reforms. European Council is expected to vote to finalize the reforms in late-April or May, 2017. The reforms are expected to go into force 20 days after the publication of the final reforms in the Official Journal of the EU, which is expected to occur in late June or July, 2017. Once in force, the reforms will be effective (i.e., must be complied with) in regards to new funds 12 months after the reforms go into force (or around late June or July, 2018) and will be effective (i.e., must be complied with) in regards to existing funds 18 months after the reforms go into force (or around late in the fourth quarter of 2018 or early in the first quarter of 2019).
The final EU money market fund reforms provide for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. Among other characteristics, the government CNAV funds will need to invest 99.5% of their assets in public debt securities, which includes government debt/assets, reverse repurchase agreements securitized by government debt/assets of any eligible sovereign nation as determined by the funds' managers, and will be able to utilize amortized cost accounting to value all portfolio securities. Among other characteristics, the LVNAV funds will be able to invest in money market instruments, such as government, corporate and asset-backed commercial paper, among other instruments. LVNAV funds will be able to utilize amortized cost accounting to value securities with maturities of 75 days or less so long as the amortized cost value of the securities is within 10 basis points of the mark-to-market value of the securities, and will need to utilize mark-to-market/mark-to-model values for securities with maturities over 75 days. The LVNAV funds' NAVs, which will be rounded to two decimal places, will convert to four decimal places and move only if the NAV moves outside of a 20 basis point collar. Short-term VNAV funds and standard VNAV funds will be able to invest in money market instruments like LVNAV funds, but will need to utilize mark-to-market/mark-to model values for portfolio securities rather than using amortized cost accounting and will calculate their NAVs to four decimal places.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Government CNAV, LVNAV, and short-term VNAV funds will be able to hold portfolio securities with maturities of 397 days or less, and will be required to maintain a maximum weighted average maturity (WAM) of 60 days or less and a maximum weighted average life (WAL) of 120 days or less. Standard VNAV funds will be able to hold portfolio securities with maturities of two years or less, and will be required to maintain a maximum WAM of 120 days or less and a maximum WAL of 360 days or less. Government CNAV and LVNAV funds will be required to maintain minimum daily liquidity of at least 10% and minimum weekly liquidity of at least 30%. Short-term VNAV and standard VNAV funds will be required to maintain minimum daily liquidity of at least 7.5% and minimum weekly liquidity of at least 15%. Unlike government CNAV and LVNAV funds, short-term VNAV and standard VNAV funds will not be subject to discretionary and mandatory redemption gates and/or liquidity fees. Government CNAV or LVNAV funds will need to consider the imposition of discretionary redemption gates and liquidity fees if a fund falls below 30% of its total portfolio in weekly liquidity and suffers daily outflows (i.e., net redemptions) of 10% of its assets and the fund’s board determines action needs to be taken. Potential measures may include the application of fees reflecting the cost to the fund of selling assets to pay redemptions and/or redemption gates limiting redemptions to 10% of the fund's assets for up to 15 days. Government CNAV or LVNAV funds will need to impose mandatory redemption gates and/or liquidity fees if a fund's weekly liquidity falls below 10% of its total portfolio; in that case, a meeting of the fund's board will need to be convened and the board must decide an appropriate action to be taken (i.e., redemption gate and/or liquidity fees). Under the final EU money market fund reforms, sponsor support is prohibited for all money market funds.
While the reforms will need to be complied with in 2018 or early 2019, government CNAV and LVNAV fund reforms will be subject to a future review by the European Commission in 2022. This review will consider the adequacy of the reforms from a prudential and economic perspective, taking into account, among other factors, the impact of the reforms on investors, money market funds, money fund managers and short-term financing markets, the role that money market funds play in purchasing debt issued or guaranteed by EU Member States, and international regulatory developments. As noted above, it is uncertain whether Brexit could delay implementation of the EU money market fund reforms.
Discussions regarding a European FTT also continue without the FTT being adopted. Notwithstanding challenges to its legality, discussions regarding the scope, application and allocation of the FTT continue in 2017. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on another proposal for an FTT. Under this proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Regarding derivatives, the proposal provides that for option-type derivatives the tax base should be based on the option premium. For derivatives other than options, the proposal provides that a term-adjusted notional amount or market value (where applicable) may be considered as the appropriate taxable base. The proposal also indicates that adjustments to the tax rates or to the definition of the tax base may be necessary in order to avoid distortions. Under the proposal, repurchase agreements and reverse repurchase agreements and transactions of public debt managers and their counterparts would be exempt from the FTT. Derivatives "with public debt to 100% as direct underlying" (e.g., futures, forwards and options that have all sovereign bonds issued by governmental entities as the underlying asset) also would initially be exempt from the FTT. After a transition period, the FTT would be extended to such derivatives with public debt unless participating Member States decide otherwise. With the exceptions noted above, the proposal would subject all derivatives to the FTT. Under the proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. Under previous proposals, it had been agreed that the impact of the FTT on the real economy and pension schemes should be minimized, subject to further analysis. The participating Member States agreed that further analysis with regard to real economy and pension funds is required, and did not address these matters in the proposal. It has been reported that government officials in Belgium are concerned over the FTT's potential negative impact for Belgium's pension funds and national financial market. It also has been reported that Austria and Italy are hoping for a final agreement on the FTT sometime in the first half of 2017. At a mid-January 2017 plenary session of the European Parliament, a debate on the progress of the negotiations on the FTT was undertaken and it was reported that a final text of a legislation proposal for the FTT could be expected by mid-2017. Discussions continued at a February 21, 2017 meeting of the economic and finance ministers of the participating Member States where a number of issues were discussed, including an exemption for pension funds, without any final decisions being reached. At a meeting on March 20, 2017, participating Member States agreed to exempt pension funds, but not life insurance companies, from the FTT. It is expected that two dissenting Member States, Belgium and Slovakia, will have until May 2017 to decide whether they can accept this approach. If two Member States decide not to participate, the FTT

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

proposal cannot be finalized. The time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, however, Brexit could delay agreement on, and implementation of, the FTT in Europe.
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
Regarding the FSB's work on financial stability risks stemming from asset management activities, the FSB published a consultative document, "Proposed Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" in June 2016. On January 12, 2017, the FSB published its final "Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" (Final FSB Recommendations), which set forth 14 final policy recommendations intended to address four identified structural vulnerabilities from asset management activities that the FSB believes could potentially present financial stability risks. The four identified structural vulnerabilities identified by the FSB include: (1) a perceived liquidity mismatch between fund investments and redemption terms and conditions for open-end fund shares; (2) leverage within investment funds; (3) operational risk and challenges at asset managers in stressed conditions; and (4) securities lending activities of asset managers and funds. Regarding the perceived liquidity mismatch, the Final FSB Recommendations seek to increase information and transparency, strengthen liquidity risk management, and encourage the use of system-wide stress testing by regulatory authorities, through, among other efforts, developing consistent disclosure and reporting requirements, distinguishing between information useful to investors and regulatory authorities, making more liquidity risk management tools (e.g., swing pricing, redemption fees, other anti-dilution methods) available to open-end funds, and requiring and providing guidance on stress testing to support liquidity risk management. Regarding leverage, the Final FSB Recommendations focus on measuring and monitoring leverage within funds, including through, among other efforts, developing consistent measures of leverage, identifying or developing more risk-based measures to monitor leverage risk and collecting fund-level and aggregate data on leverage and its use in funds. Regarding operational risk, the Final FSB Recommendations aim to improve risk management frameworks and practices taking into account the level of risk an asset manager's activities pose to the financial system, including through, among other efforts, imposing requirements or providing guidance on business continuity and transition planning. Regarding securities lending, the Final FSB Recommendations focus on monitoring for situations where indemnifications provided by asset managers to their clients in relation to securities lending activities indicate the development of material risks or regulatory arbitrage that may adversely affect financial stability and recommend that regulatory authorities verify and confirm asset managers adequately cover potential credit losses. The Final FSB Recommendations also set forth preliminary results of the FSB's analysis regarding potential vulnerabilities of pension funds and sovereign wealth funds and address additional considerations relating to the liquidity transformation of exchange traded funds. It has been reported that IOSCO intends to implement the recommendations relating to liquidity mismatch by the end of 2017 and those relating to leverage by the end of 2018. Management, while generally supporting many of the recommendations in the Final FSB Recommendations that can be viewed as guidance on liquidity, leverage and other related risks, continues to respectfully disagree with the premise that the regulated fund industry, particularly in the U.S., creates financial stability risk and believes that additional burdensome regulation is not warranted.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Management believes that an EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Management also is continuing to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of March 31, 2017, Federated is unable to assess the potential impact that EU money market reforms, the FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments become effective and are required to be complied with or the FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2017	2016
By Asset Class
Money market	$245,198	$262,030	(6)%
Equity	64,770	56,485	15
Fixed-income	51,780	51,178	1
Total managed assets	$361,748	$369,693	(2)%
By Product Type
Funds:
Money market	$175,232	$224,681	(22)%
Equity	37,159	34,935	6
Fixed-income	40,239	37,826	6
Total fund assets	252,630	297,442	(15)
Separate Accounts:
Money market	69,966	37,349	87
Equity	27,611	21,550	28
Fixed-income	11,541	13,352	(14)
Total separate account assets	109,118	72,251	51
Total managed assets	$361,748	$369,693	(2)%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2017	2016
By Asset Class
Money market	$247,591	$260,203	(5)%
Equity	63,780	52,786	21
Fixed-income	51,802	50,880	2
Total average managed assets	$363,173	$363,869	0%
By Product Type
Funds:
Money market	$182,418	$221,848	(18)%
Equity	36,957	32,921	12
Fixed-income	40,086	37,776	6
Total average fund assets	259,461	292,545	(11)
Separate Accounts:
Money market	65,173	38,355	70
Equity	26,823	19,865	35
Fixed-income	11,716	13,104	(11)
Total average separate account assets	103,712	71,324	45
Total average managed assets	$363,173	$363,869	0%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity and Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2017	2016
Equity Funds
Beginning assets	$36,231	$34,125
Sales	1,703	3,439
Redemptions	(3,047)	(2,520)
Net (redemptions) sales	(1,344)	919
Net exchanges	60	(37)
Acquisition-related	287	0
Market gains and losses[1]	1,925	(72)
Ending assets	$37,159	$34,935

Equity Separate Accounts
Beginning assets	$26,150	$19,431
Sales[2]	1,912	2,350
Redemptions[2]	(1,994)	(1,229)
Net (redemptions) sales[2]	(82)	1,121
Market gains and losses[1]	1,543	998
Ending assets	$27,611	$21,550

Total Equity Assets
Beginning assets	$62,381	$53,556
Sales[2]	3,615	5,789
Redemptions[2]	(5,041)	(3,749)
Net (redemptions) sales[2]	(1,426)	2,040
Net exchanges	60	(37)
Acquisition-related	287	0
Market gains and losses[1]	3,468	926
Ending assets	$64,770	$56,485

Fixed-income Funds
Beginning assets	$39,434	$37,989
Sales	3,986	3,334
Redemptions	(3,831)	(4,080)
Net sales (redemptions)	155	(746)
Net exchanges	(24)	(49)
Acquisition-related	148	0
Market gains and losses[1]	526	632
Ending assets	$40,239	$37,826

Fixed-income Separate Accounts
Beginning assets	$11,880	$13,130
Sales[2]	214	197
Redemptions[2]	(695)	(328)
Net redemptions[2]	(481)	(131)
Net exchanges	(56)	0
Market gains and losses[1]	198	353
Ending assets	$11,541	$13,352

Total Fixed-income Assets
Beginning assets	$51,314	$51,119
Sales[2]	4,200	3,531
Redemptions[2]	(4,526)	(4,408)
Net redemptions[2]	(326)	(877)
Net exchanges	(80)	(49)
Acquisition-related	148	0
Market gains and losses[1]	724	985
Ending assets	$51,780	$51,178

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended
	March 31,
(in millions)	2017	2016
Funds
Beginning assets	$75,665	$72,114
Sales	5,689	6,773
Redemptions	(6,878)	(6,600)
Net (redemptions) sales	(1,189)	173
Net exchanges	36	(86)
Acquisition-related	435	0
Market gains and losses[1]	2,451	560
Ending assets	$77,398	$72,761

Separate Accounts
Beginning assets	$38,030	$32,561
Sales[2]	2,126	2,547
Redemptions[2]	(2,689)	(1,557)
Net (redemptions) sales[2]	(563)	990
Net exchanges	(56)	0
Market gains and losses[1]	1,741	1,351
Ending assets	$39,152	$34,902

Total Assets
Beginning assets	$113,695	$104,675
Sales[2]	7,815	9,320
Redemptions[2]	(9,567)	(8,157)
Net (redemptions) sales[2]	(1,752)	1,163
Net exchanges	(20)	(86)
Acquisition-related	435	0
Market gains and losses[1]	4,192	1,911
Ending assets	$116,550	$107,663

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Federated's average asset mix period-over-period across both asset classes and product types have a direct impact on Federated's operating income. Asset mix impacts Federated's total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
By Asset Class
Money market assets	68%	72%	42%	47%
Equity assets	18%	14%	41%	36%
Fixed-income assets	14%	14%	17%	17%
By Product Type
Funds:
Money market assets	50%	61%	40%	46%
Equity assets	10%	9%	33%	30%
Fixed-income assets	11%	10%	15%	14%
Separate Accounts:
Money market assets	18%	11%	2%	1%
Equity assets	8%	5%	8%	6%
Fixed-income assets	3%	4%	2%	3%

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

As of March 31, 2017, total managed assets decreased 2% from March 31, 2016 primarily as a result of a decrease in money market assets, partially offset by an increase in equity assets. Average money market assets decreased 5% for the three months ended March 31, 2017 as compared to the same period in 2016. Period-end money market assets decreased 6% at March 31, 2017 as compared to March 31, 2016. After initiating just one short-term interest rate increase late in 2016, in mid-March of 2017, the FOMC raised the target funds rate for the second time in three months to a still accommodative range of 0.75% to 1.00%, and signaled at least two more potential moves in 2017. Average equity assets increased 21% for the three months ended March 31, 2017 compared to the same period in 2016. Period-end equity assets increased 15% at March 31, 2017 as compared to March 31, 2016 primarily due to market appreciation and, to a lesser extent, net sales. Average fixed-income assets increased 2% for the three months ended March 31, 2017 compared to the same period in 2016. Period-end fixed-income assets increased 1% at March 31, 2017 as compared to March 31, 2016, primarily as a result of market appreciation, partially offset by net redemptions. The equity market as measured by the major indexes set new records in the first two months of the quarter, but pulled off those highs in the waning weeks of the quarter as hopes for a pro-growth agenda faded after the Trump administration and a Republican-controlled Congress failed to repeal and replace the Affordable Care Act. After selling off in the post-election period through mid-December 2016, the bond market adopted a wait-and-see posture, with the 10-year Treasury yield trading in a relatively tight range between 2.30% and 2.60% during the year's first three months.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $1.4 million for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily due to a decrease of $33.2 million in Voluntary Yield-related Fee Waivers and an increase of $14.8 million due to higher average equity assets. The increase in revenue was partially offset by a decrease of $28.7 million primarily due to lower average money market fund assets and a net decrease of $4.8 million due to a change in a customer relationship (after taking into account the $9.2 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount above).

See Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and the net pre-tax impact on income.

For the three-month periods ended March 31, 2017 and 2016, Federated's ratio of revenue from managed assets to average managed assets was 0.31% and 0.30%, respectively.

Operating Expenses. Total operating expenses for the three-month period ended March 31, 2017 decreased $1.8 million as compared to the same period in 2016. The decrease is primarily related to Compensation and related expense, which decreased $3.4 million in the first quarter of 2017 as compared to the same period in 2016 primarily due to decreased bonus expense primarily driven by sales performance. These decreases were partially offset by an increase in Distribution expense of $2.0 million in the first quarter of 2017 as compared to the same period in 2016 which is primarily due to an increase of $24.4 million related to a decrease in Voluntary Yield-related Fee Waivers and a $4.5 million increase related to higher average equity and fixed-income fund assets. These increases were partially offset by a decrease of $18.6 million related to lower average money market fund assets and a net decrease of $2.1 million due to a change in a customer relationship (after taking into account the $4.6 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount above).

Income before income taxes. Consistent with the projected impact as disclosed in Federated's Annual Report on Form 10-K for the year ended December 31, 2016, the aforementioned change in customer relationship reduced pre-tax income by approximately $1 million for the first quarter 2017 as compared to the fourth quarter 2016 (including the impact of Voluntary Yield-related Fee Waivers for this customer). The expected reduction in pre-tax income related to the change in customer relationship continues to be approximately $2 million per quarter for future quarters as compared to the fourth quarter 2016 (including the impact of Voluntary Yield-related Fee Waivers for this customer).

Income Taxes. The income tax provision increased $2.7 million for the three-month period ended March 31, 2017 as compared to the same period in 2016 primarily due to higher income before income taxes. The effective tax rate was 36.9% for the three-month period ended March 31, 2017 as compared to 35.7% for the same period in 2016. The increase in the effective tax rate is primarily due to a decrease in net income from noncontrolling interests for the three-month period ended March 31, 2017 as compared to the same period in 2016, which is not taxable to Federated but is included in Income before income taxes.

Net Income Attributable to Federated Investors, Inc. Net income increased $4.2 million for the three months ended March 31, 2017 as compared to the same period in 2016, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended March 31, 2017 increased $0.05 as compared to the same period of 2016 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2017, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $291.2 million as compared to $310.3 million at December 31, 2016. The change in liquid assets is discussed below in the sections Cash Provided by Operating Activities, Cash Provided by Investing Activities and Cash Used by Financing Activities.

At March 31, 2017, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $87 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $33.0 million for the three months ended March 31, 2017 as compared to $26.2 million for the same period in 2016. The increase of $6.8 million was primarily due to an increase in cash received for the sales of trading securities during the three months ended March 31, 2017 as compared to the same period in 2016.

Cash Provided by Investing Activities. During the three-month period ended March 31, 2017, net cash provided by investing activities was $5.3 million which primarily represented $12.5 million in proceeds from redemptions of securities available for sale, partially offset by $4.4 million in cash paid for a business acquisition and $2.1 million in cash paid for property and equipment (including technology).

Cash Used by Financing Activities. During the three-month period ended March 31, 2017, net cash used by financing activities was $48.5 million. During the first three months of 2017, Federated (1) paid $25.5 million or $0.25 per share in dividends to holders of its common shares, (2) paid $14.9 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (10) to the Consolidated Financial Statements for additional information) and (3) repaid $6.4 million in connection with its long-term debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. In 2014, Federated entered into an unsecured Second Amended and Restated Credit Agreement with a syndicate of banks that refinanced both a $255 million Term Loan and a $200 million revolving credit facility (collectively, as amended, Credit Agreement). The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During each of the three-month periods ended March 31, 2017 and 2016, Federated made principal payments on the Term Loan of $6.4 million. As of March 31, 2017, the entire $200 million revolving credit facility was available for borrowings. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2017. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2017, the interest coverage ratio was 103 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2017, the leverage ratio was 0.5 to 1. The Credit Agreement has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, deterioration in credit rating to below investment grade, notice of lien or assessment and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On April 27, 2017, the board of directors declared a $0.25 per share dividend to shareholders of record as of May 8, 2017 to be paid on May 15, 2017.

After evaluating Federated’s existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the revolving credit facility included in the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs. Although management currently is not projecting to draw on the availability under the revolving credit facility for the next twelve months, management may choose to borrow additional amounts up to the maximum available under the revolving

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

credit facility which, subsequent to the $6.4 million principal payment made on the Term Loan in early April 2017, could cause total outstanding borrowings to total as much as $379 million.

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated’s goodwill as of March 31, 2017.

Accrued compensation and benefits at March 31, 2017 decreased $49.9 million from December 31, 2016 primarily due to the 2016 accrued annual incentive compensation being paid in the first quarter of 2017 ($64.5 million), partially offset by certain 2017 incentive compensation accruals recorded at March 31, 2017 ($17.7 million).

Other current liabilities at March 31, 2017 increased $20.3 million from December 31, 2016 primarily due to the accrual for federal taxes at March 31, 2017 which was paid in the second quarter of 2017.

There were no indicators of goodwill impairment as of March 31, 2017 as Federated’s market capitalization exceeded the book value of equity by more than 300%.

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

Recent Accounting Pronouncements

For a list of new accounting standards applicable to Federated, see Note (3) to the Consolidated Financial Statements.

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

Of the significant accounting policies described in Federated’s Annual Report on Form 10-K for the year ended December 31, 2016, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity. See Federated’s Annual Report on Form 10-K for the year ended December 31, 2016, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated's exposures to market risk during the three months ended March 31, 2017 that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2016.

Part I, Item 4. Controls and Procedures
(unaudited)

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at March 31, 2017.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II. Other Information
(unaudited)

Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the first quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	112,500	$26.94	110,000	3,791,916
February	220,000	26.45	220,000	3,571,916
March[2]	180,565	26.14	180,000	3,391,916
Total	513,065	$26.45	510,000	3,391,916

1
In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of March 31, 2017. See Note (10) to the Consolidated Financial Statements for additional information on this program.

2
In January and March of 2017, 2,500 and 565 shares, respectively, of restricted stock with a weighted-average price of $3.00 per share and $0.00 per share, respectively, were repurchased as employees forfeited restricted stock.

Item 5. Other Information

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated (Annual Meeting) held on Thursday, April 27, 2017 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposals, both of which are described in more detail in Federated's Information Statement to shareholders dated March 15, 2017.

Proposal I
The holder of Federated's Class A Common Stock elected seven individuals to the Board of Directors of Federated Investors, Inc. (Board) as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Marie Milie Jones	9,000	—	—
John W. McGonigle	9,000	—	—
Joseph C. Bartolacci	9,000	—	—

Part II. Other Information
(unaudited)

Proposal II
The holder of Federated's Class A Common stock also re-approved the Federated Investors, Inc. Annual Incentive Plan, as amended (Plan): 9,000 shares were voted for the Plan, with no shares being voted against or withheld.

OTHER INFORMATION
On April 27, 2017, following the Annual Meeting, the Board approved a decrease in the number of directors comprising the Board from eight to seven members.

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

Federated Investors, Inc.
(Registrant)

Date	April 28, 2017	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 28, 2017	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer