Form 10-Q
period 2017-09-30
FEDERATED INVESTORS INC /PA/
filed 2017-10-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of October 20, 2017, the Registrant had outstanding 9,000 shares of Class A Common Stock and 100,893,690 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; obligations to make additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the components and level of, and prospect for, distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level and impact of fee waivers and reimbursements or assumptions of expenses (Fee Waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of continuing regulatory oversight, and potential, proposed and final laws, regulations and other rules and possible deregulation, by U.S. and foreign regulators and other authorities, borrowing, taxes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016 (as updated under Part II, Item 1A - Risk Factors included in Federated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels, and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016 (as updated under Part II, Item 1A - Risk Factors included in Federated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$161,410	$104,839
Investments—affiliates	116,136	130,785
Investments—consolidated investment companies	45,046	58,072
Investments—other	5,679	7,453
Receivables, net of reserve of $57 and $84, respectively	45,530	44,804
Prepaid expenses	9,690	9,994
Other current assets	2,198	3,813
Total current assets	385,689	359,760
Long-Term Assets
Goodwill	660,040	659,189
Renewable investment advisory contracts	73,878	70,378
Other intangible assets, net of accumulated amortization of $5,059 and $4,630, respectively	3,141	3,570
Property and equipment, net of accumulated depreciation of $69,144 and $64,210, respectively	38,654	39,280
Other long-term assets	20,106	22,930
Total long-term assets	795,819	795,347
Total assets	$1,181,508	$1,155,107
LIABILITIES
Current Liabilities
Short-term debt	$0	$25,500
Accounts payable and accrued expenses	51,029	54,177
Accrued compensation and benefits	56,882	74,745
Other current liabilities	7,903	8,116
Total current liabilities	115,814	162,538
Long-Term Liabilities
Long-term debt	175,000	165,750
Long-term deferred tax liability, net	185,370	176,686
Other long-term liabilities	22,536	22,987
Total long-term liabilities	382,906	365,423
Total liabilities	498,720	527,961
Commitments and contingencies (Note (12))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	28,991	31,362
PERMANENT EQUITY
Federated Investors, Inc. shareholders' equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	338,023	320,793
Retained earnings	598,901	529,749
Treasury stock, at cost, 8,610,766 and 7,515,773 shares Class B common stock, respectively	(283,482)	(255,382)
Accumulated other comprehensive income (loss), net of tax	166	(523)
Total Federated Investors, Inc. shareholders' equity	653,797	594,826
Nonredeemable noncontrolling interest in subsidiary	0	958
Total permanent equity	653,797	595,784
Total liabilities, temporary equity and permanent equity	$1,181,508	$1,155,107

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Investment advisory fees, net—affiliates	$149,412	$169,327	$442,536	$490,059
Investment advisory fees, net—other	35,474	27,926	102,989	81,703
Administrative service fees, net—affiliates	47,461	53,577	139,763	160,181
Other service fees, net—affiliates	44,196	41,701	133,748	115,201
Other service fees, net—other	1,364	1,033	4,306	3,374
Other, net	408	1,056	1,270	2,949
Total revenue	278,315	294,620	824,612	853,467
Operating Expenses
Distribution	84,838	98,740	262,371	281,862
Compensation and related	72,454	75,731	217,226	227,726
Systems and communications	7,992	7,763	24,258	23,395
Office and occupancy	7,293	6,660	21,805	20,223
Professional service fees	6,563	7,360	18,971	19,886
Travel and related	3,258	3,165	9,150	9,727
Advertising and promotional	2,345	3,371	8,396	10,751
Other	4,882	3,194	11,761	9,036
Total operating expenses	189,625	205,984	573,938	602,606
Operating income	88,690	88,636	250,674	250,861
Nonoperating Income (Expenses)
Investment income, net	1,889	1,857	5,244	5,104
Gain on securities, net	1,667	2,032	6,463	2,553
Debt expense	(1,250)	(1,039)	(3,534)	(3,118)
Other, net	1	19	(32)	13
Total nonoperating income, net	2,307	2,869	8,141	4,552
Income before income taxes	90,997	91,505	258,815	255,413
Income tax provision	33,756	32,597	95,888	91,128
Net income including the noncontrolling interests in subsidiaries	57,241	58,908	162,927	164,285
Less: Net income attributable to the noncontrolling interests in subsidiaries	802	3,983	3,396	11,208
Net income	$56,439	$54,925	$159,531	$153,077
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.56	$0.54	$1.57	$1.48
Cash dividends per share	$0.25	$0.25	$0.75	$0.75
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income including the noncontrolling interests in subsidiaries	$57,241	$58,908	$162,927	$164,285

Other comprehensive (loss) income, net of tax
Permanent equity
Unrealized (loss) gain on securities available for sale	(43)	1,688	1,350	2,673
Reclassification adjustment related to securities available for sale	(58)	(178)	(1,215)	1,666
Foreign currency items	191	(47)	554	(324)
Temporary equity
Foreign currency translation loss	0	(16)	0	(13)
Other comprehensive income, net of tax	90	1,447	689	4,002
Comprehensive income including the noncontrolling interests in subsidiaries	57,331	60,355	163,616	168,287
Less: Comprehensive income attributable to redeemable noncontrolling interest in subsidiaries	802	1,349	2,920	3,242
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	0	2,618	476	7,953
Comprehensive income attributable to Federated Investors, Inc.	$56,529	$56,388	$160,220	$157,092
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2015	$298,579	$0	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734
Adoption of new accounting pronouncements	123	0	(911)	0	831	43	0	43	14,850
Net income	0	0	153,077	0	0	153,077	7,953	161,030	3,255
Other comprehensive income (loss), net of tax	0	0	0	0	3,184	3,184	0	3,184	(13)
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	14,040
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	0	(4,579)
Stock award activity	17,049	45	(13,160)	13,337	0	17,271	0	17,271	0
Dividends declared	0	0	(77,630)	0	0	(77,630)	0	(77,630)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	(7,876)	(7,876)	(6,342)
Purchases of treasury stock	0	0	0	(64,101)	0	(64,101)	0	(64,101)	0
Balance at September 30, 2016	$315,751	$45	$607,161	$(242,703)	$(594)	$679,660	$1,233	$680,893	$29,945
Balance at December 31, 2016	$320,982	$0	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362
Net income	0	0	159,531	0	0	159,531	476	160,007	2,920
Other comprehensive income, net of tax	0	0	0	0	689	689	0	689	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	0	4,095
Deconsolidation	0	0	0	0	0	0	0	0	(1,891)
Stock award activity	17,230	0	(14,131)	14,221	0	17,320	0	17,320	0
Dividends declared	0	0	(76,248)	0	0	(76,248)	0	(76,248)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	(1,434)	(1,434)	(7,495)
Purchases of treasury stock	0	0	0	(42,321)	0	(42,321)	0	(42,321)	0
Balance at September 30, 2017	$338,212	$0	$598,901	$(283,482)	$166	$653,797	$0	$653,797	$28,991
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$162,927	$164,285
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	6,580	8,979
Depreciation and other amortization	7,788	7,098
Share-based compensation expense	17,290	17,212
(Gain) loss on disposal of assets	(5,358)	1,417
Provision for deferred income taxes	8,226	13,686
Impairment of assets	0	1,637
Consolidation/deconsolidation of investment companies	0	(176)
Adoption of new accounting pronouncement	0	(2,653)
Net sales (purchases) of trading securities	14,702	(8,753)
Deferred sales commissions paid	(3,737)	(10,137)
Contingent deferred sales charges received	1,484	1,636
Other changes in assets and liabilities:
Increase in receivables, net	(707)	(5,356)
Decrease (increase) in prepaid expenses and other assets	834	(4,776)
Decrease in accounts payable and accrued expenses	(23,360)	(5,794)
Increase (decrease) in other liabilities	4,054	(2,787)
Net cash provided by operating activities	190,723	175,518
Investing Activities
Purchases of securities available for sale	(7,266)	(2,273)
Cash paid for business acquisitions	(4,352)	0
Proceeds from redemptions of securities available for sale	26,382	7,980
Cash paid for property and equipment	(6,791)	(10,391)
Net cash provided (used) by investing activities	7,973	(4,684)
Financing Activities
Dividends paid	(76,286)	(77,767)
Purchases of treasury stock	(44,152)	(61,440)
Distributions to noncontrolling interest in subsidiaries	(8,929)	(14,218)
Contributions from noncontrolling interest in subsidiaries	4,095	14,040
Cash paid for amended and restated credit agreement	(483)	0
Proceeds from shareholders for share-based compensation	90	222
Payments on contingent consideration liabilities	(210)	(70)
Payments on debt	(16,250)	(19,125)
Net cash used by financing activities	(142,125)	(158,358)
Net increase in cash and cash equivalents	56,571	12,476
Cash and cash equivalents, beginning of period	104,839	172,628
Cash and cash equivalents, end of period	$161,410	$185,104
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
(b) Recently Issued Accounting Guidance Not Yet Adopted

Revenue Recognition
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During the third quarter of 2015, the FASB issued ASU 2015-14, which deferred the effective date of the standard by one year. As a result of the deferral, the update is effective for Federated on January 1, 2018. While early adoption is permitted, Federated does not plan to early adopt in 2017. During 2016, the FASB issued ASU 2016-08, which clarified principal versus agent considerations, ASU 2016-10, which clarified identifying performance obligations and the licensing implementation guidance, ASU 2016-12, which addressed implementation issues and provided additional practical expedients and ASU 2016-20, which provided technical corrections to narrow aspects of the guidance (collectively, with ASU 2014-09, Topic 606). Topic 606 allows for the use of either the retrospective or modified retrospective adoption method.
Management has substantially completed evaluating revenue contracts, as well as identifying Federated's customers, performance obligations and material revenue streams. For revenue streams evaluated to date, no changes have been identified as to the timing of revenue recognition. Management has reevaluated the capitalization and amortization policies of deferred sales commission assets, which will result in a shorter amortization period. Contingent deferred sales charges received, which are currently recorded as a reduction of the deferred sales commission asset, will be recorded as revenue. Additionally, consideration payable to a customer (such as payments to a fund for amounts in excess of the fund's expense cap), which is currently recorded as an expense, will be recorded as a reduction of revenue. Management continues to evaluate other potential impacts of adoption, including whether certain costs should be capitalized or expensed based on the criteria for costs to obtain or fulfill a contract, and the new disclosure requirements, as well as available transition methods and the impact of adoption on Federated's Consolidated Financial Statements.

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
Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, but Topic 842 retains a distinction between finance and operating leases. The update is effective for Federated on January 1, 2019, with early adoption permitted. The update requires the modified retrospective adoption method. Management is currently evaluating the potential impact of adoption on Federated's Consolidated Financial Statements.
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

(4) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
Money market assets	41%	46%
Equity assets	42%	38%
Fixed-income assets	17%	16%

The change in the relative proportion of Federated's revenue attributable to money market assets for the first nine months of 2017 as compared to the same period in 2016 was primarily the result of lower average money market assets and a decrease related to a change in a customer relationship. This was partially offset by a decrease in voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers).

The change in the relative proportion of Federated's revenue attributable to equity assets for the first nine months of 2017 as compared to the same period in 2016 was primarily the result of higher average equity assets due to market appreciation, partially offset by net redemptions.

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, both sponsored investment companies and other funds (Federated Funds) and strategies, are subject to: federal

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

Low Short-Term Interest Rates
After initiating short-term interest rate increases of 0.25% in late 2015 and 2016, the Federal Open Market Committee of the Federal Reserve Board (FOMC) raised the federal funds target rate by 0.25% twice in the first six months of 2017 to its current target range of 1.00%-1.25%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, beginning in the fourth quarter of 2008, Federated implemented Voluntary Yield-related Fee Waivers. These waivers have been partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

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

The impact of Voluntary Yield-related Fee Waivers on various components of Federated's Consolidated Statements of Income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenue	$0.0	$(18.0)	$(4.4)	$(76.8)
Less: Reduction in Distribution expense	0.0	13.8	3.6	58.2
Pre-tax impact	$0.0	$(4.2)	$(0.8)	$(18.6)

The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased for the nine-month period ended September 30, 2017 as compared to the same period in 2016 due primarily to higher yields on instruments held by the money market funds. As previously mentioned, the FOMC increased the federal funds target rate range by 25 basis points in December 2016, and in March and June 2017. These rate increases have nearly eliminated the pre-tax impact of the Voluntary Yield-related Fee Waivers.

A listing of Federated's risk factors is included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016 under Item 1A - Risk Factors (as updated under Part II, Item 1A - Risk Factors included in Federated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Revenue Concentration by Investment Strategy

Approximately 18% of Federated's total revenue for both the three- and nine-month periods ended September 30, 2017, and 16% and 14% for the three- and nine-month periods ended September 30, 2016, respectively, was derived from services provided to a specific domestic strategy, the Federated Strategic Value Dividend strategy, which includes Federated Funds and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products). A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with this strategy.

(c) Revenue Concentration by Customer

Approximately 16% of Federated's total revenue for both the three- and nine-month periods ended September 30, 2017, and 15% for both the three- and nine-month periods ended September 30, 2016, was derived from services provided to one intermediary customer, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(5) Consolidation

The Consolidated Financial Statements include the accounts of Federated, which include Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $24.9 million and $27.1 million at September 30, 2017 and December 31, 2016, respectively.

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three and nine months ended September 30, 2017, Fee Waivers totaled $83.8 million and $259.1 million, respectively, of which $53.1 million and $166.7 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2016, Fee Waivers totaled $113.9 million and $356.0 million, respectively, of which $82.4 million and $262.1 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV) or increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. There were no contributions for the three and nine months ended September 30, 2017, no contributions for the three months ended September 30, 2016 and no material contributions for the nine months ended September 30, 2016. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated.

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2017 and December 31, 2016.

(a) Consolidated Voting Rights Entities

Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of September 30, 2017 and December 31, 2016, consolidated VREs included on Federated's Consolidated Balance

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Sheets included $1.6 million and $14.9 million, respectively, in Investments—consolidated investment companies and $0.4 million and $3.1 million, respectively, in Redeemable noncontrolling interest in subsidiaries. The decrease in these line items primarily relates to the liquidation of three consolidated Federated Fund VREs.

(b) Consolidated Variable Interest Entities

As of September 30, 2017 and December 31, 2016, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$0.1	$0.0
Investments—consolidated investment companies	43.4	43.2
Receivables	0.8	0.7
Less: Liabilities	0.6	0.7
Less: Redeemable noncontrolling interest in subsidiaries	28.6	28.3
Federated's net interest in Federated Fund VIEs	$15.1	$14.9

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent operating liabilities of the entities.

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

Other than the deconsolidation mentioned above, Federated did not newly consolidate or deconsolidate any VIEs during the nine months ended September 30, 2017.

(c) Non-Consolidated Variable Interest Entities

Federated's involvement with certain Federated Funds that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated's variable interest is not deemed to absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated is not the primary beneficiary of these VIEs and has not consolidated these entities.

At September 30, 2017 and December 31, 2016, Federated's investment and maximum risk of loss related to non-consolidated VIEs was entirely related to Federated Funds and totaled $1.2 million and $2.3 million, respectively, and was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for these non-consolidated Federated Funds totaled $15.8 million and $76.3 million at September 30, 2017 and December 31, 2016, respectively.

(6) Investments

Investments on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 included available-for-sale and trading securities. At September 30, 2017 and December 31, 2016, Federated held investments totaling $116.1 million and $130.8 million, respectively, in fluctuating-value Federated Funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Available-for-sale securities were as follows:

	September 30, 2017				December 31, 2016
		Gross Unrealized		Estimated Fair		Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Equity funds	$14,040	$2,188	$(23)	$16,205	$23,883	$2,112	$(266)	$25,729
Fixed-income funds	100,468	105	(642)	99,931	105,514	92	(550)	105,056
Total available-for-sale securities	$114,508	$2,293	$(665)	$116,136	$129,397	$2,204	$(816)	$130,785

The decrease in the available-for-sale securities as of September 30, 2017 as compared to December 31, 2016 primarily related to net redemptions of available-for-sale securities during 2017.

Federated's trading securities totaled $50.7 million and $65.5 million at September 30, 2017 and December 31, 2016, respectively. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in the Federated Fund (see Note (5)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated's Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represent other trading investments held in Separate Accounts.

Federated's trading securities as of September 30, 2017 and December 31, 2016, were primarily composed of domestic debt securities ($46.0 million and $45.5 million, respectively), stocks of large U.S. and international companies ($3.6 million and $7.2 million, respectively) and investments in Federated Funds ($0.6 million and $8.9 million, respectively).

The following table presents gains and losses recognized in Gain on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net unrealized gains (losses)
Trading securities	$151	$1,684	$526	$5,410
Derivatives[1]	(499)	315	493	11
Realized gains[2]
Available-for-sale securities[3]	914	266	2,806	291
Trading securities	258	472	2,014	1,058
Derivatives[1]	914	28	1,648	583
Realized losses[2]
Available-for-sale securities[3]	0	0	(14)	(1,645)
Trading securities	(71)	(273)	(692)	(2,048)
Derivatives[1]	0	(460)	(318)	(1,107)
Gain on securities, net[4]	$1,667	$2,032	$6,463	$2,553

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3
Proceeds from redemptions of available-for-sale securities were $9.0 million and $26.4 million for the three and nine months ended September 30, 2017, respectively. These amounts include a redemption of $1.5 million recorded as a receivable during the second quarter that was not settled until after June 30, 2017. Proceeds from redemptions of available-for-sale securities were $7.8 million and $8.0 million for the three and nine months ended September 30, 2016, respectively.

4
Amounts related to consolidated entities, primarily Federated Funds, totaled $0.6 million and $3.2 million for the three and nine months ended September 30, 2017, respectively and $1.6 million and $3.5 million for the three and nine months ended September 30, 2016, respectively.

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

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
September 30, 2017
Financial Assets
Cash and cash equivalents	$50,881	$0	$0	$110,529	$161,410
Available-for-sale equity securities	92,610	0	0	23,526	116,136
Trading securities—equity	3,975	618	0	135	4,728
Trading securities—debt	0	45,997	0	0	45,997
Other[1]	19	76	840	0	935
Total financial assets	$147,485	$46,691	$840	$134,190	$329,206

Total financial liabilities[2]	$9	$0	$1,721	$0	$1,730

December 31, 2016
Financial Assets
Cash and cash equivalents	$54,725	$0	$0	$50,114	$104,839
Available-for-sale equity securities	103,996	0	0	26,789	130,785
Trading securities—equity	13,866	0	0	6,193	20,059
Trading securities—debt	0	45,466	0	0	45,466
Other[1]	19	0	840	0	859
Total financial assets	$172,606	$45,466	$840	$83,096	$302,008

Total financial liabilities[2]	$2	$358	$1,931	$0	$2,291

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include acquisition-related future consideration liabilities and may include foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds, as well as certain liabilities attributable to structured trade finance loans held by Federated.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2017 or December 31, 2016.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in money market Federated Funds totaled $153.7 million and $96.7 million at September 30, 2017 and December 31, 2016, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market Federated Fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the table above.

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
Trading securities—equity
Trading securities—equity primarily represent certain equity investments held in Separate Accounts (included in Investments—other on the Consolidated Balance Sheets) as well as equity securities held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds are determined by a third-party pricing service (Level 2). For certain investments in Federated Funds and/or Separate Accounts that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.

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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2017.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

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

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. As of September 30, 2017, the amount outstanding under the revolving credit facility was $175.0 million and was recorded as Long-term debt on the Consolidated Balance Sheets. The interest rate was 2.362% as of September 30, 2017, which was calculated at the London Interbank Offering Rate (LIBOR) plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of September 30, 2017, Federated has $200 million available for borrowings.

As of December 31, 2016, the outstanding balance on the term loan facility under the Prior Credit Agreement was $191.3 million, which consisted of $25.5 million recorded in Short-term debt and $165.8 million recorded in Long-term debt. The interest rate was 1.745% as of December 31, 2016, which was calculated at LIBOR plus a spread.

The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the nine months ended September 30, 2017 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(9) Share-Based Compensation Plans

(a) Restricted Stock

During the first nine months of 2017, Federated awarded 543,570 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

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

(10) Equity

In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of September 30, 2017. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore

Notes to the Consolidated Financial Statements (continued)
(unaudited)

the shares to authorized but unissued status (rather than holding the shares in treasury). During the first nine months of 2017, Federated repurchased 1.6 million shares of Class B common stock for $42.3 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited by employees and are not counted against the board-approved share repurchase program. At September 30, 2017, 2.3 million shares remain available to be purchased under Federated's buyback program.

(11) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$56,439	$54,925	$159,531	$153,077
Less: Total income available to participating unvested restricted shareholders[1]	(2,220)	(2,035)	(6,342)	(5,987)
Total net income attributable to Federated Common Stock[2]	$54,219	$52,890	$153,189	$147,090
Denominator
Basic weighted-average Federated Common Stock[2]	97,128	98,805	97,521	99,397
Dilutive potential shares from stock options	1	1	1	1
Diluted weighted-average Federated Common Stock[2]	97,129	98,806	97,522	99,398
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.56	$0.54	$1.57	$1.48

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted shares which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(12) Commitments and Contingencies

(a) Contractual
Federated may be required to make certain compensation-related payments through 2019 in connection with various significant employment and incentive arrangements. Federated is obligated to make future minimum compensation payments of approximately $6 million. Based on asset levels as of September 30, 2017 and performance goals, incentive payments could total up to another $8 million over the remaining terms of these arrangements.

On June 5, 2017, Federated refinanced the Prior Credit Agreement and is no longer committed to make quarterly principal payments. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. See Note (8) to the Consolidated Financial Statements for additional information.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional

Notes to the Consolidated Financial Statements (continued)
(unaudited)

nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2017, management does not believe that a material loss related to any of these matters is reasonably possible.

(c) Legal Proceedings
Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2017, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016 (as updated under Part II, Item 1A - Risk Factors included in Federated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) for additional information regarding risks related to claims asserted or threatened against Federated.

(13) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated other comprehensive income (loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale[1]	Foreign Currency Translation (Loss) Gain	Total
Balance at December 31, 2015	$(3,795)	$(814)	$(4,609)
Other comprehensive income (loss) before reclassifications and tax	4,185	(497)	3,688
Tax impact	(1,512)	173	(1,339)
Reclassification adjustments, before tax[2]	2,632	0	2,632
Tax impact[2]	(966)	0	(966)
Net current-period other comprehensive income (loss)	4,339	(324)	4,015
Balance at September 30, 2016	$544	$(1,138)	$(594)

Balance at December 31, 2016	$908	$(1,431)	$(523)
Other comprehensive income before reclassifications and tax	2,391	852	3,243
Tax impact	(1,041)	(298)	(1,339)
Reclassification adjustments, before tax	(2,151)	0	(2,151)
Tax impact	936	0	936
Net current-period other comprehensive income	135	554	689
Balance at September 30, 2017	$1,043	$(877)	$166

1
Other than as described in footnote 2 below, amounts reclassified from Accumulated other comprehensive income (loss), net of tax were recorded in Gain on securities, net on the Consolidated Statements of Income.

2
Amount includes reclassification of $0.8 million, net of tax from Accumulated other comprehensive income (loss), net of tax to Retained earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis.

(14) Subsequent Events

On October 26, 2017, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 8, 2017 to be paid on November 15, 2017.

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

General

Federated is one of the largest investment managers in the U.S. with $363.7 billion in managed assets as of September 30, 2017. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing.

Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets attributable to such markets at September 30, 2017 are as follows: wealth management and trust (39%), broker/dealer (35%), institutional (22%) and international (4%).
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
The discussion and analysis of Federated's financial condition and results of operations are based on Federated's Consolidated Financial Statements. Management evaluates Federated's performance at the consolidated level. Therefore, Federated operates in a single operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated's growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers (including management's decisions regarding Voluntary Yield-related Fee Waivers). Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated's financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

Current Regulatory Environment
Domestic
The increased regulation and oversight of the investment management industry, and the possibility for deregulation, continues in 2017. Certain rules and regulations adopted by the SEC and Department of Labor (DOL), among other regulatory authorities, self-regulatory organizations or exchanges, have or may become effective, other rules and regulations have been proposed, and other regulatory actions have been taken or are contemplated, that impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments). In light of the policies of President Trump's administration, however, the possibility continues for repeal or modification of certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or the modification, or delay in the final implementation, of other laws, rules or regulations, as well as other deregulation. For example, the SEC has reduced its most recent regulatory agenda, published in late-July 2017, by about one-half.
In addition to President Trump's January 20, 2017 Executive Order imposing a regulatory moratorium, which expired on March 21, 2017, and other Presidential actions, President Trump signed an Executive Order on reducing regulation and controlling regulatory costs on January 30, 2017. This Executive Order, among other directives, directed that (1) executive departments or agencies identify at least two existing regulations to be repealed any time a new regulation is proposed or promulgated, (2) with limited exceptions, the total incremental costs of all new (including repealed) regulations in 2017 be no greater than zero unless otherwise required by law, and (3) any new incremental costs associated with new regulations be offset by the elimination of existing costs associated with at least two prior regulations. On February 3, 2017, President Trump also signed an Executive Order on core principles of regulating the U.S. financial system, which, among other core principles, includes a policy to make regulations efficient, effective and appropriately tailored.
On February 24, 2017, President Trump signed an Executive Order on enforcing the regulatory reform agenda, which stated that it is the policy of the U.S. to alleviate unnecessary regulatory burdens on the American people. This Executive Order, among other directives, directed that: (1) within 60 days of the date of this Executive Order (or by April 25, 2017) the head of each agency designate an agency official as its Regulatory Reform Officer, unless a waiver is obtained; (2) each Regulatory Reform Officer oversee the implementation of regulatory reform initiatives and policies to ensure that agencies effectively carry out regulatory reforms consistent with applicable law; (3) each agency establish a Regulatory Reform Task Force consisting of certain specified officials; and (4) each Regulatory Reform Task Force evaluate existing regulations and make recommendations to their agency head regarding the repeal, replacement or modification of such existing regulations consistent with applicable law.
Among other legislative initiatives, on June 8, 2017, the House of Representatives passed the Financial Choice Act. While the Financial Choice Act has not yet passed, and may not pass, the Senate in its current form, if it is approved by the Senate and enacted, in whole or in part, without material modification, it would repeal or modify aspects of the Dodd-Frank Act. On July 5, 2017, legislation was introduced into Congress to override aspects of the DOL's final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (Final Fiduciary Rule). Other legislation also continues to be discussed in Congress relating to regulatory reform, such as legislation seeking to prevent the final implementation of the Final Fiduciary Rule and legislation seeking to reverse certain aspects of money market fund reform. For example, a proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds, which requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7 under the 1940 Act (Rule 2a-7), and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance).
On October 26, 2017, the Treasury Department issued a report on asset management and insurance (Treasury Asset Management Report) in response to President Trump's Presidential actions. In that report, the Treasury Department made various recommendations for deregulation of the asset management industry. In the Treasury Asset Management Report, among other recommendations, the Treasury Department recommended amending rules to avoid dual SEC and Commodity Futures Trading Commission registration requirements for investment companies and to eliminate Dodd-Frank Act imposed stress testing requirements for investment advisers and investment companies in favor of Rule 2a-7 stress testing requirements.
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
On December 11, 2015, the SEC proposed new rules that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies. Under these proposed rules, a fund would be required (among other requirements) to (1) comply with one of two alternative portfolio limitations designed to limit the amount of leverage the fund may obtain through derivatives and certain other transactions, (2) manage the risks associated with the fund's derivatives transactions by segregating certain assets in an amount designed to enable the fund to meet its obligations, including under stressed conditions, (3) establish a formalized derivatives risk management program if the fund engages in more than a limited amount of derivatives transactions or uses certain complex derivatives, and (4) segregate certain assets to cover the fund's obligations if a fund uses certain financial commitment transactions, such as reverse repurchase agreements and short sales. In a comment letter, dated March 23, 2016, Federated acknowledged certain constructive elements of the proposed rules, but opposed elements of the proposed rules in their current form, including, among other points, the adoption of a rules-based regime that employs fixed limits on notional exposure and disallows netting of most hedges, the proposed requirement that eligible coverage assets are limited to cash and cash equivalents, and the ability of advisors to adopt lesser standards for derivatives risk management programs where notional derivatives exposure is less than 50% of fund assets. It is unclear when the derivative rules will be finalized. While the proposed derivatives rule remained on the SEC's most recent regulatory agenda, management does not expect these rules to be finalized before late fourth quarter of 2017 or first quarter of 2018, with an extended compliance period. In the Treasury Asset Management Report, among other recommendations on derivatives regulation, the Treasury Department recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule. The regulatory policies of the Trump administration, and possibility for deregulation in the U.S., could further delay or result in modifications to these rules or result in these rules not being adopted.
On April 6, 2016, the DOL released its Final Fiduciary Rule. The Final Fiduciary Rule, which, together with related guidance, imposes a modified fiduciary standard for retirement plan advisors. The Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 (ERISA) and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisors by requiring such advisors to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, level certain fees, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. The DOL has issued numerous Frequently Asked Questions (FAQs) on the Final Fiduciary Rule in the past year, which have addressed various topics, such as the Best Interest Contract Exemption, level fee requirements, covered investment recommendations, investor education, transactions with independent fiduciaries, investor rights, compliance dates, the June 9, 2017 to January 1, 2018 transition period for full compliance, disclosures by covered service providers to ERISA plans during the transition period, and other requirements and issues under the Final Fiduciary Rule.
On February 3, 2017, President Trump also issued a memorandum on the Final Fiduciary Rule directing the DOL to examine the Final Fiduciary Rule to determine whether it has harmed, or is likely to harm, or adversely affect investors and, if so, to propose a rule rescinding or revising it. Specifically, the memorandum directed the DOL, as part of its examination of the Final Fiduciary Rule, to prepare an updated economic and legal analysis concerning the likely impact of the Final Fiduciary Rule, which must consider, among other things, whether (1) the anticipated applicability of the Final Fiduciary Rule has harmed or is likely to harm investors due to a reduction of Americans' access to certain retirement savings offerings, retirement product structures, retirement savings information or related financial advice; (2) the anticipated applicability of the Final Fiduciary Rule has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees; and (3) the Final Fiduciary Rule is likely to cause an increase in litigation and an increase in the prices that investors and retirees must pay to gain access to retirement services.
In response to President Trump's February 3, 2017 memorandum, on March 2, 2017, the DOL published a document seeking comment on a proposed 60-day extension of the applicability date of the Final Fiduciary Rule. The comment period concluded on March 17, 2017. In that document, the DOL also requested comments regarding the examination described in the President's memorandum. This comment period ended on April 17, 2017. On April 7, 2017, the DOL published a rule delaying the applicability of its Final Fiduciary Rule for 60 days or from April 10, 2017 to June 9, 2017. After making an announcement on May 22, 2017, the DOL permitted the new "fiduciary" definition, impartial conduct standards and certain class exemption conditions under the Final Fiduciary Rule to become applicable on June 9, 2017. The DOL did not require full compliance with

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

all conditions of certain exemptions, such as the Best Interest Contract Exemption and an exemption relating to principal transactions, until January 1, 2018 while the DOL conducts its ongoing examination of the Final Fiduciary Rule as directed by President Trump. On August 31, 2017, the DOL published a proposed rule that, if adopted as proposed, would further delay full compliance, and extend the transition period, from January 1, 2018 to July 1, 2019 to give the DOL the time necessary to consider possible changes and alternatives to the Best Interest Contract Exemption and other exemptions. The comment period on this proposed rule ended on September 15, 2017. In the Treasury Asset Management Report, the Treasury Department supported the delay of the full implementation of the Final Fiduciary Rule to July 1, 2019. The DOL also has updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims against fiduciaries who are working diligently and in good faith to comply with the Final Fiduciary Rule or treat those fiduciaries as being in violation of the Final Fiduciary Rule.
On June 1, 2017, prompted by DOL Secretary Acosta's invitation for the DOL and SEC to work constructively together on applicable standards of conduct for broker/dealers and investment advisors, SEC Chairman Jay Clayton issued a statement requesting public comment on the standards of conduct applicable to investment advisors and broker/dealers when providing advice to retail investors. In the request, among other questions, SEC Chairman Clayton inquired whether the SEC should move ahead with a disclosure- or standards of conduct-based approach and how any SEC action should be implemented and how it should comport with the Final Fiduciary Rule. On October 4, 2017, SEC Chairman Clayton announced that the SEC is working on a fiduciary rule proposal that would address issues with the Final Fiduciary Rule. On June 29, 2017, the DOL released its own request for information that specifically seeks public input that the DOL indicated could form the basis of new exemptions or changes/revisions to the Final Fiduciary Rule. Comments in response to questions posed were due by August 7, 2017.
The level fee, and certain other requirements, under the Final Fiduciary Rule have raised questions regarding the sale and distribution of mutual fund shares under the 1940 Act. In response, in December 2016, the SEC staff issued IM Guidance Statement 2016-06 relating to mutual fund fee structures in which, among other things, the SEC staff advised that they would not object if, subject to certain requirements being satisfied, lengthy sales load variation disclosure for multiple intermediaries is included as an appendix to (or a stand-alone document incorporated into) a mutual fund's statutory prospectus as a means for the mutual fund to comply with Rule 22d-1 under the 1940 Act and Item 12(a)(2) under Form N-1A, which is the form used to register a mutual fund with the SEC. Rule 22d-1 and Item 12(a)(2) require that each variation to a mutual fund's sales price be applied uniformly to particular classes of investors or transactions and disclosed with specificity. On January 11, 2017, the SEC then issued a no-action letter granting relief from the requirements of Section 22(d) under the 1940 Act to permit, subject to certain requirements being satisfied, broker/dealers, when acting as brokers, to charge a commission on sales of mutual fund shares that do not have any front-end or contingent deferred sales loads or other asset-based sales charges (so called "clean shares") for sales or distribution services outside of the mutual fund. In its May 2017 FAQs, the DOL specifically discussed "clean shares" as an innovation in the mutual fund market to mitigate conflicts of interest, and, in its June 29, 2017 request for information, the DOL requested information regarding the use of both T Shares and clean shares to potentially address conflicts of interest. Legislative initiatives, the regulatory policies of the Trump administration, and possibility for deregulation in the U.S., could further delay or result in modifications to these rules as finally applicable or result in these rules not becoming fully applicable. While courts have upheld the Final Fiduciary Rule to date, lawsuits challenging the validity of the Final Fiduciary Rule on various grounds are proceeding and, in connection with such lawsuits, the DOL has announced that it does not intend to enforce a provision in the Final Fiduciary Rule that would prohibit arbitration clauses in best-interest contracts and has signaled that the provision in the Best Interest Contract Exemption that allows for a private right of action, including class action lawsuits, may be eliminated.
On June 28, 2016, the SEC proposed rules that would require registered investment advisors to adopt and implement written business continuity and transition plans. If enacted as proposed, the rules would require registered investment advisors to assess and inventory components of their businesses, including operational and other risks related to significant disruptions in operations, and to design, adopt and implement written business continuity and transition plans "reasonably designed to address operational and other risks related to a significant disruption in the investment advisor's operations." Registered investment advisors also would be required to comply with certain additional recordkeeping and compliance requirements related to business continuity and transition plans. In a comment letter dated September 2, 2016, Federated acknowledged the need for an updated framework to strengthen industry practices regarding business continuity, but respectfully asserted that the proposed rules: (i) set an unreasonable standard for advisors that is not justified by cost/benefit assessments; (ii) fail to acknowledge the obstacles advisors face due to the inability of critical service providers to provide adequate clarity regarding their business continuity programs because of the service providers' need for confidentiality (thus requiring greater redundancies by investment advisors); and (iii) fail to acknowledge and clarify the important role of disclosure in informing investors of the risks associated with business continuity events. Regarding transition plans, Federated respectfully asserted that the proposed rules: (i) are highly burdensome while having little practical value as they require meaningless speculation by the advisor

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

regarding transactions it may undertake in hypothetical risk scenarios; (ii) are not cost/benefit justified based on the historical experience of advisors of registered vehicles that would be most affected by the proposed rules; and (iii) create a record to assist in regulatory oversight that could alternatively be achieved by far simpler and less costly means. While the proposed derivatives rule remained on the SEC's most recent regulatory agenda, it is unclear when the business continuity and transition planning rules will be finalized. As of September 30, 2017, management does not expect these rules to be adopted in their current form. In the Treasury Asset Management Report, the Treasury Department, noting the existing principles-based rules already in place for business continuity, indicated that there is no compelling need for additional rulemaking in this area and recommended that the current SEC proposal be withdrawn. The regulatory policies of the Trump administration, and possibility for deregulation in the U.S., could also further delay or result in modifications to these rules or result in these rules not being adopted.
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
On October 13, 2016, the SEC adopted new rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Among other requirements and changes, the new reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The new rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. In July 2017, the SEC published FAQs regarding the reporting modernization rules covering topics relating to compliance dates, Form N-PORT, Form N-CEN and Regulation S-X. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN by June 1, 2018. The compliance date for other disclosure requirements was August 1, 2017. The SEC, however, did not adopt a proposed rule that would have permitted delivery of fund shareholder reports through website posting in lieu of mailing, but the proposed rule remains on the SEC's most recent regulatory agenda. In the Treasury Asset Management Report, the Treasury Department recommended that the SEC finalize its proposed rule to modernize its shareholder report disclosure requirements and permit the use of implied consent for electronic disclosures, while retaining a shareholder's choice to continue receiving paper disclosures. In July 2017, the Investment Company Institute requested the SEC to change Form N-PORT portfolio holdings reporting from monthly to quarterly and to delay the compliance date for the Form N-PORT and Form N-CEN filing requirements for at least six months. With the announcement of a cyber incident that occurred at the SEC in 2016, discussions regarding a delay of the June 1, 2018 compliance date for the reporting modernization filing requirements have been renewed, although it is unclear whether the SEC will delay the compliance date. In the Treasury Asset Management Report, the Treasury Department recommended that regulators work together to rationalize and harmonize reporting regimes to combine and eliminate unnecessary or inconsistent data collection requirements. Given the possibility for deregulation in the U.S., it also is uncertain whether aspects of the modernization of investment company reporting rules will be modified or eliminated prior to the required compliance date.
The new liquidity risk management rules require open-end investment companies (other than money market funds and certain exchange traded funds (ETFs)) to establish liquidity risk management programs that contain certain required elements, including (among others): (1) classification of the liquidity of fund portfolio investments into four "buckets" (i.e., highly liquid, moderately liquid, less liquid and illiquid); (2) assessment, management and periodic review of a fund's liquidity risk; (3) the establishment of a highly liquid investment minimum (i.e., a minimum percentage of cash and investments that can be liquidated in three business days without significantly changing the market value of the investment); (4) a limitation on illiquid investments (i.e., 15% of net assets) with board reporting of exceptions; and (5) fund board review and approval of the liquidity management program and the designation of a fund advisor or officer to administer the program. In addition to certain other policy and procedure, disclosure and recordkeeping requirements, the new rules require confidential reporting on Form N-LIQUID when a fund's level of illiquid assets exceeds 15% of its net assets or when the fund's highly liquid investments fall below its highly liquid investment minimum for more than a brief period of time. Larger fund complexes, such as Federated's, are required to establish their liquidity risk management programs and begin reporting on Form N-LIQUID by December 1, 2018. Compliance with disclosure and certain other requirements was required by June 1, 2017. In July 2017, the Investment Company Institute requested the SEC to adjust the compliance schedule for the liquidity risk management rule's asset classification and related requirements to allow the SEC to adopt amendments permitting each fund to formulate its own policies and procedures to determine how to classify the liquidity of its investments and, in any event, to postpone the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

December 1, 2018 compliance date for at least one year. In the Treasury Asset Management Report, the Treasury Department, while supporting robust liquidity risk management programs, endorsed the current 15% limitation on illiquid assets applicable to investment companies and rejected any highly prescriptive regulatory approach to liquidity risk management, such as the bucketing requirement. The Treasury Department recommended that the SEC adopt a principles-based approach to liquidity risk management rules, and any associated bucketing requirements, and postpone the currently scheduled December 2018 implementation of the bucketing requirement. Given the possibility for deregulation in the U.S., it is uncertain whether the December 1, 2018 compliance date will be delayed or whether aspects of the liquidity risk management rules will be modified or eliminated prior to the final required compliance date.
The new swing pricing rule permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs resulting from shareholder purchase and redemption transactions to the transacting shareholders. Specifically, swing pricing involves a fund determining its NAV in accordance with its established policies and procedures and adding to or subtracting from that calculated (or unswung) NAV a specified amount - a "swing factor" - to determine the price at which purchases and redemptions in fund shares would be transacted. The swing factor would be applied to a fund's unswung NAV once the level of net purchases into or net redemptions out of the fund has exceeded a specified percentage or percentages of the fund's unswung NAV known as a "swing threshold." In addition to certain disclosure, reporting, recordkeeping and other requirements, for a fund that elects to adopt swing pricing, the new rule requires the fund's board to adopt policies and procedures that specify the process for the determination of the fund's swing factor and swing threshold (taking into account certain considerations) and to establish and disclose an upper limit on the swing factor used, which may not exceed two percent of the fund's unswung NAV per share. The fund's board also would be required to approve the fund's swing factor upper limit, swing pricing threshold and any changes thereto, and to review a written report covering the adequacy of the fund's swing pricing policies and procedures and the effectiveness of their implementation. The new swing pricing rule becomes effective on November 19, 2018. In the Treasury Asset Management Report, the Treasury Department encouraged further analysis of whether, and to what extent, swing pricing will be implemented by funds and recommended that particular focus should be placed on investor protection and whether funds are appropriately setting the amount of the swing factor as justified by relevant trading costs. Given the policies of the Trump administration and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date. As of September 30, 2017, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
On March 1, 2017, the SEC issued a proposed rule that would require the use of the Inline XBRL format for the submission of operating company financial statement information and mutual fund risk/return summaries, and would eliminate the requirement for investment companies and other filers to post interactive data files on their websites. Comments on this proposed rule were due by May 16, 2017. In a comment letter dated May 16, 2017, Federated supported rescinding the current XBRL filing and posting requirements and not finalizing the proposed new Inline XRBL requirements because Federated does not believe that XBRL filings and postings are utilized by fund shareholders. In the event the SEC does not rescind the existing requirements and finalizes the proposed requirements, Federated proposed utilizing Inline XBRL formatting and including required tagged data on Form N-CEN, rather than in fund registration statements, with an extended compliance date of at least 18 months. This proposed rule on the use of the Inline XRBL format was not included in the SEC's latest regulatory agenda, so it is uncertain whether, or when, this proposed rule will be finalized.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, allocation of initial public offerings, allocation of portfolio security litigation proceeds, manager of managers arrangements, monitoring of use of social networks, target date funds, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, mutual fund waivers, direct and indirect custody of client assets by investment advisors, separately managed or wrap-fee accounts, performance reporting and excessive trading. In addition to compliance with the 2014 Money Fund Rules and Guidance, the SEC staff also has announced that, among other areas of focus, cybersecurity, anti-money laundering, payments for order flow, wrap fee programs and private fund advisors will be examination priorities in 2017. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosure in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. It has been reported that, on October 26, 2017, Steven Peikin, co-director of the SEC's enforcement division, indicated that the SEC, while continuing to pursue tough enforcement in cases involving

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

intentional wrongdoing that results in losses to investors, would drop the "broken windows" strategy of pursuing many enforcement actions over smaller enforcement issues, and may also pull back from trying to make some companies admit to wrongdoing as a condition of settling with the SEC in certain cases. Given the policies of the Trump administration, the changes in SEC management, and the possibility for deregulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by other regulators, in addition to the SEC and DOL, also continued, and may continue, to affect investment management industry participants, including Federated. For example, FINRA has undertaken a cybersecurity sweep examination and various state legislatures or regulators have adopted or are beginning to adopt state-specific cybersecurity and/or privacy requirements that may apply to varying degrees in addition to federal regulation. The Financial Stability Oversight Council (FSOC) indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules. This prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying and evaluating the financial stability implications of the asset management sector. On April 18, 2016, the FSOC released its Update on Review of Asset Management Products and Activities (Update), which reported its views on potential risks to financial stability arising from certain asset management products and activities, including mutual funds, other pooled investment vehicles and separately managed accounts. In the Update, the FSOC focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. The FSOC also indicated that, among other additional analysis, it would continue to review and monitor the SEC's proposed rules on modernization, liquidity management and derivatives and their implications for financial stability. The FSOC has periodically received updates on asset management products and activities, which have included a discussion of SEC initiatives and data gaps, potential risks stemming from asset management products, such as hedge funds, the impact of the 2014 Money Fund Rules and Guidance, and the process for non-bank financial company designations under the Dodd-Frank Act (including six quantitative thresholds applied to a broad group of non-bank financial companies during stage one of the process).
There are efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC. For example, on February 28, 2017, the Republican Staff of the Committee on Financial Services, U.S. House of Representatives, issued a report entitled "The Arbitrary and Inconsistent FSOC Nonbank Designation Process." The report criticized the FSOC for not following its own rules and guidance relating to designations on systemically important non-bank financial institutions and for inconsistent and arbitrary analysis of companies. On March 28, 2017, ten U.S. Senators sent a letter to Treasury Secretary Steven Mnuchin criticizing the FSOC's process for designating non-bank systemically important financial institutions as lacking transparency and accountability, insufficiently tracking data, and not having a consistent methodology for determinations. In the letter, the 10 Senators expressed their support for ending the FSOC's "too big to fail" policy. On April 21, 2017, President Trump issued a Presidential Memorandum for the Secretary of the Treasury that, among other directives, directed the Treasury Secretary to consider whether the FSOC's processes for making determinations and designations are sufficiently transparent, provide adequate due process, adequately consider the costs of any determination or designation on the regulated entity, and are consistent with President Trump's Executive Order on core principles for regulating the U.S. financial system. This Presidential Memorandum also directed the Treasury Secretary not to vote for any non-emergency proposed determinations or designations for a period of 180 days pending the completion of the Treasury Secretary's review, and submission of recommendations, in response to the Presidential Memorandum. On June 12, 2017, the Treasury Department issued its first report in response to President Trump's Presidential actions in which it recommended, among other proposals, that Congress expand FSOC's authority to play a larger role in the coordination and direction of regulatory and supervisory policies, including by giving FSOC the authority to appoint a lead regulator on any issue on which multiple agencies may have conflicting and overlapping regulatory jurisdiction. On October 6, 2017, the Treasury Department issued its second report in response to President Trump's Presidential actions addressing banks and credit unions. In that report, the Treasury Department indicated it would issue a separate report on its review of the process by which the FSOC determines that a nonbank financial company could pose a threat to the financial stability of the United States, subjecting such an entity to supervision by the Federal Reserve and enhanced prudential standards. In the Treasury Asset Management Report, the Treasury Department, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. Given the possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

certain authority of the FSOC, the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.
The current regulatory environment, including the 2014 Money Market Fund Rules and Guidance and the Final Fiduciary Rule, has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, the floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required beginning October 14, 2016 under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's business can vary and is uncertain. The Final Fiduciary Rule also has impacted, and will continue to impact, Federated's AUM, revenues and operating income. For example, intermediaries continue to reduce the number of Federated Funds offered on their platforms and mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management believes that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address the 2014 Money Fund Rules and Guidance and the Final Fiduciary Rule, including considering and/or effecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. For example, Federated took steps to adjust its money market fund product line to offer a broad menu of institutional, municipal, prime, government, 60-day maximum maturity, 7-day maximum maturity and private and collective money market funds. Federated also has begun to take steps to streamline its state municipal money market fund product line. Federated also has taken steps to comply with the applicable requirements of the Final Fiduciary Rule that became effective on June 9, 2017. While a delay in the proposed January 1, 2018 full compliance date to July 1, 2019 has been proposed and the possibility for further modification exists, Federated will continue to prepare for the Final Fiduciary Rule by its current January 1, 2018 full implementation date. Federated's preparation includes having conversations with intermediary customers regarding the Final Fiduciary Rule and related guidance, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with the Final Fiduciary Rule, the 1940 Act and other applicable laws and regulations. Among other actions, Federated has developed an educational website to assist clients with compliance with the Final Fiduciary Rule, increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares to 33 Federated Funds, which currently are not being offered. Federated also continues to dedicate internal and external resources to analyze and address the evolving landscape of other Regulatory Developments applicable to Federated, including the investment company modernization, liquidity, derivative, business continuity and transition planning, and other final and proposed regulations, guidance, initiatives and actions referred to above, and their effect on Federated's business, results of operations, financial condition and/or cash flows. For example, as appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The 2014 Money Fund Rules and Guidance, Final Fiduciary Rule, and other Regulatory Developments, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and/or may cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships.

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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as the Final Fiduciary Rule and other Regulatory Developments, has been and will be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the 2014 Money Fund Rules and Guidance, Final Fiduciary Rule and other Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of September 30, 2017, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the potential for deregulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of September 30, 2017, given the potential for deregulation in the U.S. and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
On March 13, 2017, the UK Parliament passed the European Union (Notification of Withdrawal) Bill (Brexit Bill), which received Royal Assent from Her Majesty the Queen and became an Act of Parliament on March 16, 2017. On March 29, 2017, UK Prime Minister Theresa May delivered a letter to European Council President Donald Tusk formally notifying the European Council, in accordance with Article 50(2) of the Treaty on European Union, of the UK's intention to withdraw from the EU and the European Atomic Energy Community.
The UK voted to approve Brexit and exit the EU on June 23, 2016. Since that time, the Bank of England reduced interest rates in the UK in August 2016 from 0.5% to 0.25% (although the Bank of England has hinted at a November 2017 interest rate increase) and announced an extension of its quantitative easing program, the value of the British Pound has remained lower than pre-Brexit levels and the UK's credit rating was downgraded and concerns persist regarding the UK's credit given the uncertainty over the outcome of Brexit negotiations. In September 2017, the UK's credit rating was downgraded a second time based on the UK government's fiscal consolidation plans being increasingly in question and the UK's debt burden being expected to continue to rise, and its ratings outlook was changed to stable from negative. While UK financial markets have rebounded, with the formal Article 50(2) notice having been delivered, debate continues regarding the exit process, with the fifth round of monthly Brexit talks between the UK and the EU having taken place. The EU is pressing for progress on the following separation issues: (1) the health, welfare and other rights that EU citizens will have in the UK and such rights that UK citizens will have in the EU; (2) the amount of money the UK will be required to pay the EU for initiatives approved prior to the Brexit vote on June 23, 2016; and (3) resolving issues relating to the border between Northern Ireland, when it is outside the EU, and the Republic of Ireland, which will be part of the EU. Other issues that will be discussed include, among others, whether work and travel permit restrictions will be imposed and the ultimate impact Brexit will have on the UK economy and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

the EU. The process for agreeing and implementing the UK's withdrawal from the EU is expected to take up to two years or more from March 29, 2017 and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A, Risk Factors in Federated's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (as updated under Part II, Item 1A - Risk Factors included in Federated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the FTT. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of September 30, 2017, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
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
The MMFR provides for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. Among other characteristics, the government CNAV funds will need to invest 99.5% of their assets in public debt securities, which includes government debt/assets, reverse repurchase agreements securitized by government debt/assets of any eligible sovereign nation as determined by the funds' managers, and will be able to utilize amortized cost accounting to value all portfolio securities. Among other characteristics, the LVNAV funds will be able to invest in money market instruments, such as government, corporate and asset-backed commercial paper, among other instruments. LVNAV funds will be able to utilize amortized cost accounting to value securities with maturities of 75 days or less so long as the amortized cost value of the securities is within 10 basis points of the mark-to-market value of the securities, and will need to utilize mark-to-market/mark-to-model values for securities with maturities over 75 days. The LVNAV funds' NAVs, which will be rounded to two decimal places, will convert to four decimal places and move only if the NAV fluctuates outside of a 20 basis point collar. Short-term VNAV funds and standard VNAV funds will be able to invest in money market instruments like LVNAV funds, but will need to utilize mark-to-market/mark-to model values for portfolio securities rather than using amortized cost accounting and will calculate their NAVs to four decimal places.
Government CNAV, LVNAV, and short-term VNAV funds will be able to hold portfolio securities with maturities of 397 days or less, and will be required to maintain a maximum weighted average maturity (WAM) of 60 days or less and a maximum weighted average life (WAL) of 120 days or less. Standard VNAV funds will be able to hold portfolio securities with maturities of two years or less, and will be required to maintain a maximum WAM of 120 days or less and a maximum WAL of 360 days or less. Government CNAV and LVNAV funds will be required to maintain minimum daily liquidity of at least 10% and minimum weekly liquidity of at least 30%. Short-term VNAV and standard VNAV funds will be required to maintain minimum daily liquidity of at least 7.5% and minimum weekly liquidity of at least 15%. Unlike government CNAV and LVNAV funds, short-term VNAV and standard VNAV funds will not be subject to discretionary and mandatory redemption gates and/or liquidity fees. Government CNAV or LVNAV funds will need to consider the imposition of discretionary redemption gates and liquidity fees if a fund's weekly liquidity falls below 30% of its total portfolio and suffers daily outflows (i.e., net redemptions) of 10% of its assets and the fund's board determines action needs to be taken. Potential measures may include the application of fees reflecting the cost to the fund of selling assets to pay redemptions and/or redemption gates limiting redemptions to 10% of the fund's assets for up to 15 days. Government CNAV or LVNAV funds will need to impose mandatory redemption gates and/or liquidity fees if a fund's weekly liquidity falls below 10% of its total portfolio; in that case, a meeting of the fund's board will

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

need to be convened and the board must determine an appropriate action to be taken (i.e., redemption gate and/or liquidity fees). Under the final EU money market fund reforms, sponsor support is prohibited for all money market funds.
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
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, discussions regarding the scope, application and allocation of the FTT continue in 2017. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on another proposal for an FTT. Under this proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Regarding derivatives, the proposal provides that for option-type derivatives the tax base should be based on the option premium. For derivatives other than options, the proposal provides that a term-adjusted notional amount or market value (where applicable) may be considered as the appropriate taxable base. The proposal also indicates that adjustments to the tax rates or to the definition of the tax base may be necessary in order to avoid distortions. Under the proposal, repurchase agreements and reverse repurchase agreements and transactions of public debt managers and their counterparts would be exempt from the FTT. Derivatives "with public debt to 100% as direct underlying" (e.g., futures, forwards and options that have all sovereign bonds issued by governmental entities as the underlying asset) also would initially be exempt from the FTT. After a transition period, the FTT would be extended to such derivatives with public debt unless participating Member States decide otherwise. With the exceptions noted above, the proposal would subject all derivatives to the FTT. Under the proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. Under previous proposals, it had been agreed that the impact of the FTT on the real economy and pension schemes should be minimized, subject to further analysis. The participating Member States agreed that further analysis with regard to the real economy and pension funds is required, and did not address these matters in the proposal. It has been reported that government officials in Belgium are concerned over the FTT's potential negative impact for Belgium's pension funds and national financial market. It also has been reported that Austria and Italy had hoped for a final agreement on the FTT in the first half of 2017. After agreeing to exempt pension funds, but not life insurance companies, from the FTT at an earlier March 20, 2017 meeting, a May 22, 2017 meeting of the economic and finance ministers of the participating Member States was cancelled and no definitive action was taken on the FTT at meetings held on June 15-16, 2017. If two Member States decide not to participate, the FTT proposal cannot be finalized. Austria's Finance Minister, Hans Schelling, had indicated that his objective is to have an agreement on the FTT in place before Austria's October 15, 2017 elections. However, a July meeting of the economic and finance ministers of the participating Member States was also postponed to the end of 2017 at the earliest. On September 26, 2017, French President Emmanuel Macron recommended re-launching the FTT negotiations, proposing that all 28 Member States adopt a form of FTT. EU Finance Ministers also have launched an investigation into how the Brexit negotiations would affect the implementation of an FTT. The exact time needed to reach resolution, implement any agreement and enact legislation, however, is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK also has proposed a UK FTT.
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
Management believes that an EU FTT or UK FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations, the IOSCO

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

consultation document or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of September 30, 2017, Federated is unable to assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments become effective and are required to be complied with or an FTT is enacted. Federated also is unable to assess at this time whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2017	2016
By Asset Class
Money market	$243,840	$248,366	(2)%
Equity	67,055	64,114	5
Fixed-income	52,772	51,844	2
Total managed assets	$363,667	$364,324	0%
By Product Type
Funds:
Money market	$177,865	$209,382	(15)%
Equity	37,741	37,777	0
Fixed-income	41,214	39,796	4
Total fund assets	256,820	286,955	(11)
Separate Accounts:
Money market	65,975	38,984	69
Equity	29,314	26,337	11
Fixed-income	11,558	12,048	(4)
Total separate account assets	106,847	77,369	38
Total managed assets	$363,667	$364,324	0%

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2017	2016		2017	2016
By Asset Class
Money market	$241,749	$250,292	(3)%	$243,879	$255,063	(4)%
Equity	66,127	63,682	4	65,102	58,383	12
Fixed-income	52,631	51,446	2	52,242	51,039	2
Total average managed assets	$360,507	$365,420	(1)%	$361,223	$364,485	(1)%
By Product Type
Funds:
Money market	$174,358	$213,078	(18)%	$176,467	$217,384	(19)%
Equity	37,301	37,902	(2)	37,194	35,572	5
Fixed-income	40,967	39,527	4	40,575	38,505	5
Total average fund assets	252,626	290,507	(13)	254,236	291,461	(13)
Separate Accounts:
Money market	67,391	37,214	81	67,412	37,679	79
Equity	28,826	25,780	12	27,908	22,811	22
Fixed-income	11,664	11,919	(2)	11,667	12,534	(7)
Total average separate account assets	107,881	74,913	44	106,987	73,024	47
Total average managed assets	$360,507	$365,420	(1)%	$361,223	$364,485	(1)%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Equity Funds
Beginning assets	$37,225	$37,076	$36,231	$34,125
Sales	1,275	3,011	4,389	9,567
Redemptions	(2,058)	(2,883)	(7,499)	(7,697)
Net (redemptions) sales	(783)	128	(3,110)	1,870
Net exchanges	(58)	(26)	(72)	(79)
Acquisition-related	0	0	287	0
Market gains and losses[1]	1,357	599	4,405	1,861
Ending assets	$37,741	$37,777	$37,741	$37,777

Equity Separate Accounts
Beginning assets	$28,562	$24,785	$26,150	$19,431
Sales[2]	1,426	2,968	5,190	8,474
Redemptions[2]	(1,343)	(1,262)	(5,172)	(3,644)
Net sales[2]	83	1,706	18	4,830
Net exchanges	0	1	0	1
Market gains and losses[1]	669	(155)	3,146	2,075
Ending assets	$29,314	$26,337	$29,314	$26,337

Total Equity Assets
Beginning assets	$65,787	$61,861	$62,381	$53,556
Sales[2]	2,701	5,979	9,579	18,041
Redemptions[2]	(3,401)	(4,145)	(12,671)	(11,341)
Net (redemptions) sales[2]	(700)	1,834	(3,092)	6,700
Net exchanges	(58)	(25)	(72)	(78)
Acquisition-related	0	0	287	0
Market gains and losses[1]	2,026	444	7,551	3,936
Ending assets	$67,055	$64,114	$67,055	$64,114

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Fixed-income Funds
Beginning assets	$40,880	$38,611	$39,434	$37,989
Sales	3,424	3,641	11,139	10,442
Redemptions	(3,508)	(2,971)	(10,930)	(10,415)
Net (redemptions) sales	(84)	670	209	27
Net exchanges	53	19	39	(12)
Acquisition-related	0	0	148	0
Market gains and losses[1]	365	496	1,384	1,792
Ending assets	$41,214	$39,796	$41,214	$39,796

Fixed-income Separate Accounts
Beginning assets	$11,627	$11,714	$11,880	$13,130
Sales[2]	163	360	654	704
Redemptions[2]	(389)	(284)	(1,485)	(2,717)
Net (redemptions) sales[2]	(226)	76	(831)	(2,013)
Net exchanges	0	0	(56)	0
Market gains and losses[1]	157	258	565	931
Ending assets	$11,558	$12,048	$11,558	$12,048

Total Fixed-income Assets
Beginning assets	$52,507	$50,325	$51,314	$51,119
Sales[2]	3,587	4,001	11,793	11,146
Redemptions[2]	(3,897)	(3,255)	(12,415)	(13,132)
Net (redemptions) sales[2]	(310)	746	(622)	(1,986)
Net exchanges	53	19	(17)	(12)
Acquisition-related	0	0	148	0
Market gains and losses[1]	522	754	1,949	2,723
Ending assets	$52,772	$51,844	$52,772	$51,844

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Funds
Beginning assets	$78,105	$75,687	$75,665	$72,114
Sales	4,699	6,652	15,528	20,009
Redemptions	(5,566)	(5,854)	(18,429)	(18,112)
Net (redemptions) sales	(867)	798	(2,901)	1,897
Net exchanges	(5)	(7)	(33)	(91)
Acquisition-related	0	0	435	0
Market gains and losses[1]	1,722	1,095	5,789	3,653
Ending assets	$78,955	$77,573	$78,955	$77,573

Separate Accounts
Beginning assets	$40,189	$36,499	$38,030	$32,561
Sales[2]	1,589	3,328	5,844	9,178
Redemptions[2]	(1,732)	(1,546)	(6,657)	(6,361)
Net (redemptions) sales[2]	(143)	1,782	(813)	2,817
Net exchanges	0	1	(56)	1
Market gains and losses[1]	826	103	3,711	3,006
Ending assets	$40,872	$38,385	$40,872	$38,385

Total Assets
Beginning assets	$118,294	$112,186	$113,695	$104,675
Sales[2]	6,288	9,980	21,372	29,187
Redemptions[2]	(7,298)	(7,400)	(25,086)	(24,473)
Net (redemptions) sales[2]	(1,010)	2,580	(3,714)	4,714
Net exchanges	(5)	(6)	(89)	(90)
Acquisition-related	0	0	435	0
Market gains and losses[1]	2,548	1,198	9,500	6,659
Ending assets	$119,827	$115,958	$119,827	$115,958

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
By Asset Class
Money market assets	68%	70%	41%	46%
Equity assets	18%	16%	42%	38%
Fixed-income assets	14%	14%	17%	16%
By Product Type
Funds:
Money market assets	49%	60%	38%	45%
Equity assets	10%	10%	34%	31%
Fixed-income assets	11%	11%	15%	14%
Separate Accounts:
Money market assets	19%	10%	3%	1%
Equity assets	8%	6%	8%	7%
Fixed-income assets	3%	3%	2%	2%

Total managed assets represent the balance of AUM at a point in time. By contrast, total average managed assets represent the average balance of AUM during a period of time. Because substantially all revenue and certain components of distribution expense are generally calculated daily based on AUM, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period.

As of September 30, 2017, total managed assets declined slightly from September 30, 2016 primarily as a result of a decrease in money market assets, partially offset by increases in equity and fixed-income assets. Total average money market assets decreased 3% and 4% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Period-end money market assets decreased 2% at September 30, 2017 as compared to September 30, 2016. After raising its target funds rate twice in the first six months of 2017, the FOMC held off on another hike at its September meeting but signaled a third increase is likely in December. It also moved to begin its highly telegraphed and very modest plan to start shrinking the Federal Reserve's balance sheet. Average equity assets increased 4% and 12% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Period-end equity assets increased 5% at September 30, 2017 as compared to September 30, 2016 primarily due to market appreciation, partially offset by net redemptions. Average fixed-income assets increased 2% for both the three and nine months ended September 30, 2017 as compared to the same periods in 2016. Period-end fixed-income assets increased 2% at September 30, 2017 as compared to September 30, 2016, primarily as a result of market appreciation, partially offset by net redemptions. Equity markets as measured by the major indexes continued to set a series of new highs in 2017's third quarter, driven by improved earnings, continued economic growth and expectations for eventual tax reform. The bond market was choppier, as prices rose and Treasury yields fell in the quarter's first two months before selling off in September amid stronger global growth and signs that inflation may be starting to rise. Over the three-month period, the 10-year Treasury yield fell to as low as 2.03% before ending the quarter at 2.33%, up from 2.30% at the end of the second quarter.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue decreased $16.3 million for the three-month period ended September 30, 2017 as compared to the same period in 2016 primarily due to a decrease of $19.8 million due to lower average money market assets and a net decrease of $17.2 million due to a change in a customer relationship (after taking into account the $3.7 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). The decrease in revenue was partially offset by a decrease of $18.0 million in Voluntary Yield-related Fee Waivers and an increase of $2.5 million and $1.0 million due to higher average equity and fixed-income assets, respectively.

Revenue decreased $28.9 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily due to a decrease of $74.0 million from lower average money market assets and a net decrease of $38.2 million due to a change in a customer relationship (after taking into account the $17.4 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). The decrease in revenue was partially offset by a decrease of $72.4 million in Voluntary Yield-related Fee Waivers and an increase of $24.5 million and $4.5 million due to higher average equity assets and fixed-income assets, respectively.

See Note (4) to the Consolidated Financial Statements for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and the net pre-tax impact on income.

Federated's ratio of revenue to average managed assets was 0.31% for both nine-month periods ended September 30, 2017 and 2016. The rate remained flat primarily due to a decrease related to a change in a customer relationship being offset by (1) a decrease in Voluntary Yield-related Fee Waivers and (2) an increase in revenue due to higher average equity assets for the nine-month period ended September 30, 2017 as compared to the same period in 2016.

Operating Expenses. Total operating expenses for the three-month period ended September 30, 2017 decreased $16.4 million as compared to the same period in 2016. Distribution expense decreased $13.9 million in the third quarter of 2017 as compared to the same period in 2016 primarily due to a decrease of $14.0 million related to lower average money market fund assets and a net decrease of $11.9 million due to a change in a customer relationship (after taking into account the $0.7 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). These decreases in Distribution expense were partially offset by an increase of $13.8 million related to a decrease in Voluntary Yield-related Fee Waivers. Compensation and related expense decreased $3.3 million in the third quarter of 2017 as compared to the same period in 2016 primarily due to a decrease in incentive compensation driven primarily by lower gross and net equity sales.

Total operating expenses for the nine-month period ended September 30, 2017 decreased $28.7 million compared to the same period in 2016. Distribution expense decreased $19.5 million in the first nine months of 2017 compared to the same period in 2016 primarily due to a decrease of $47.3 million related to lower average money market fund assets and a net decrease of $24.6 million due to a change in a customer relationship (after taking into account the $6.6 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). These decreases in Distribution expense were partially offset by an increase of $54.6 million related to a decrease in Voluntary Yield-related Fee Waivers and increases of $6.0 million and $2.9 million related to higher average equity and fixed-income fund assets, respectively. Compensation and related expense decreased $10.5 million in the first nine months of 2017 compared to the same period in 2016 primarily due to a decrease in incentive compensation driven primarily by lower gross and net equity sales.

Nonoperating Income (Expenses). Nonoperating income, net decreased $0.6 million for the three-month period ended September 30, 2017 as compared to the same period in 2016. Nonoperating income, net increased $3.6 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016. The increase is primarily due to a $3.9 million increase in Gain on securities, net due to net gains realized from the redemption of available-for-sale securities in 2017 ($2.8 million) and the impairment of two available-for-sale securities in the second quarter of 2016 ($1.6 million).
Income Taxes. The effective tax rate was 37.1% for the three-month period ended September 30, 2017 as compared to 35.6% for the same period in 2016. The increase in the effective tax rate is primarily due to a decrease in net income from noncontrolling interests for the three-month period ended September 30, 2017 as compared to the same period in 2016, which is not taxable to Federated but is included in Income before income taxes.

The income tax provision increased $4.8 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily due to higher income before income taxes. The effective tax rate was 37.0% for the nine-month period

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

ended September 30, 2017 as compared to 35.7% for the same period in 2016. The increase in the effective tax rate is primarily due to a decrease in net income from noncontrolling interests for the nine-month period ended September 30, 2017 as compared to the same period in 2016, which is not taxable to Federated but is included in Income before income taxes.

Net Income Attributable to Federated Investors, Inc. Net income increased $1.5 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three months ended September 30, 2017 increased $0.02 as compared to the same period of 2016 due to increased net income ($0.01) and lower weighted-average Federated Common Stock outstanding ($0.01).

Net income increased $6.5 million for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the nine months ended September 30, 2017 increased $0.09 as compared to the same period in 2016 due to increased net income ($0.06) and, to a lesser extent, lower weighted-average Federated Common Stock outstanding ($0.03).

Liquidity and Capital Resources

Liquid Assets. At September 30, 2017, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $344.2 million as compared to $310.3 million at December 31, 2016. The change in liquid assets is discussed below.

At September 30, 2017, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain eurozone countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $154 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $190.7 million for the nine months ended September 30, 2017 as compared to $175.5 million for the same period in 2016. The increase of $15.2 million was primarily due to (1) an increase of $23.5 million related to the net sales of trading securities during the nine months ended September 30, 2017 as compared to net purchases for the same period in 2016, (2) a decrease in cash paid related to the $19.5 million decrease in distribution-related expenses previously discussed and (3) a decrease in cash paid related to the $10.5 million decrease in compensation-related expense previously discussed. These items were partially offset by (1) a decrease in cash received related to the $28.9 million decrease in revenue previously discussed and (2) an increase of $10.0 million in cash paid for taxes primarily due to certain intangible assets becoming fully amortized in 2016, thereby reducing the allowable deductions and thus increasing taxable income in 2017.

Cash Provided by Investing Activities. During the nine-month period ended September 30, 2017, net cash provided by investing activities was $8.0 million which primarily represented $26.4 million in proceeds from redemptions of securities available for sale, partially offset by $7.3 million in cash paid for purchases of securities available for sale, $6.8 million in cash paid for property and equipment (including technology) and $4.4 million in cash paid for a business acquisition.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2017, net cash used by financing activities was $142.1 million. During the first nine months of 2017, Federated (1) paid $76.3 million or $0.75 per share in dividends to holders of its common shares, (2) paid $44.2 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (10) to the Consolidated Financial Statements for additional information) and (3) repaid $16.3 million in connection with its debt obligations (see Note (8) to the Consolidated Financial Statements for additional information).

Borrowings. During the second quarter 2017, Federated entered into its Credit Agreement that refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility, which has an additional $200 million available via an

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the nine-month periods ended September 30, 2017 and 2016, Federated made debt payments of $16.3 million and $19.1 million, respectively. As of September 30, 2017, Federated has $200 million available to borrow under the Credit Agreement. See Note (8) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2017. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2017, the interest coverage ratio was 96 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2017, the leverage ratio was 0.5 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On October 26, 2017, the board of directors declared a $0.25 per share dividend to shareholders of record as of November 8, 2017 to be paid on November 15, 2017.

After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of September 30, 2017.

Accrued compensation and benefits at September 30, 2017 decreased $17.9 million from December 31, 2016 primarily due to the 2016 accrued annual incentive compensation being paid in the first quarter of 2017 ($64.5 million), partially offset by certain 2017 incentive compensation accruals recorded at September 30, 2017 ($47.3 million).

There were no indicators of goodwill impairment as of September 30, 2017 as Federated's market capitalization exceeded the book value of equity by more than 350%.

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

Critical Accounting Policies

Federated's Consolidated Financial Statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.

Of the significant accounting policies described in Federated's Annual Report on Form 10-K for the year ended December 31, 2016, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity. See Federated's Annual Report on Form 10-K for the year ended December 31, 2016, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated's exposures to market risk during the nine months ended September 30, 2017 that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2016.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at September 30, 2017.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (12) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2016 (Risk Factors).

As an update to an item discussed under the "Risk Related to Auditor Independence" in the Risk Factors, on June 20, 2016, the Division of Investment Management (Division) of the SEC had issued a no-action letter under which an accounting firm can continue under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) to serve as an independent registered public accountant for an audit client even though the accounting firm or covered person professionals within the firm have certain lending relationships with the audit client or funds sponsored or managed by the audit client if certain conditions are met, including that a determination is made that the accounting firm's objectivity or judgment has not been impaired. The Division's no-action letter was initially effective for 18 months (or until December 20, 2017). On September 22, 2017, the Division extended the no-action letter past December 20, 2017 until amendments to the Loan Rule that are designed to address the concerns of the no-action letter are promulgated and become effective.

As an update to "Potential Adverse Effects of Unpredictable Events" in the Risk Factors, there may be times when industry databases or other third parties publish or distribute information regarding Federated, or its products or services (including Federated Fund asset levels), that may be inaccurate or incomplete, and such inaccurate or incomplete information may have an impact on Federated's stock price or business (including, without limitation, business prospects). There can be no assurance that a third-party will interpret or report information accurately.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the third quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July	20,000	$28.77	20,000	2,809,308
August	440,000	27.33	440,000	2,369,308
September[2]	91,224	16.10	50,000	2,319,308
Total	551,224	$25.52	510,000	2,319,308

1
In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of September 30, 2017. See Note (10) to the Consolidated Financial Statements for additional information on this program.

2	In September of 2017, 41,224 shares of restricted stock with a weighted-average price of $2.96 per share were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits

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

Federated Investors, Inc.
(Registrant)

Date	October 27, 2017	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	October 27, 2017	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer