Form 10-K
period 2017-12-31
FEDERATED INVESTORS INC /PA/
filed 2018-02-23
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $2.6 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 16, 2018, was 9,000 and 100,984,808, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2018 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; competitors and competing products and strategies; obligations to make additional contingent or other payments pursuant to employment agreements; business opportunities; future cash needs and cash flows; uses of treasury stock, legal proceedings; the timing and impact of continuing regulatory oversight, increased or modified laws, regulations and rules, and possible deregulation, by U.S. and foreign regulators and other authorities; the components and level of, and prospect for distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; auditor independence requirements; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level, degree and impact of fee waivers and reimbursements or assumptions of expenses (Fee Waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, legal proceedings, the timing, impact, effects and other consequences of continuing regulatory oversight, increased or modified laws, and possible deregulation, borrowing, taxes and the impact of tax law changes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies and new accounting pronouncements; interest rate, concentration, market, price, foreign exchange and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make additional payments pursuant to employment arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products and strategies to customers, and continued or increased legal, compliance and other professional services expenses stemming from additional regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $397.6 billion in assets under management (AUM or managed assets) at December 31, 2017.
Federated operates in one operating segment, the investment management business. Federated sponsors, markets and provides investment-related services to various investment products, including sponsored investment companies and other funds (Federated Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. Federated's principal source of revenue is investment advisory fee income earned by various domestic subsidiaries of Federated pursuant to investment advisory contracts with the investment products. These subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act). Federated also has investment advisor subsidiaries, which earn advisory fee income based primarily upon the AUM of investment products, that are located outside of the U.S. and are registered in the U.S and/or with foreign regulators.
Federated provided investment advisory services to 108 Federated Funds as of December 31, 2017. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including retail investors, corporations and retirement plans. The Federated Funds are domiciled in the U.S., with the exception of Federated International Funds Plc and Federated Unit Trust, both of which are domiciled in Ireland, the Federated Cash Management Funds, which are domiciled in the United Kingdom, the Federated Short-Term Daily U.S. Dollar Fund, Ltd., which is domiciled in the Cayman Islands and the Federated Strategic Value U.S. Equity Dividend Fund, which is domiciled in Canada. Most of Federated's U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons of the funds or Federated as defined under the 1940 Act. In general, material amendments to such advisory agreements must be approved by the funds' shareholders. These advisory agreements are generally terminable upon 60 days' notice to the investment advisor.
Of the 108 Federated Funds as of December 31, 2017, Federated's investment advisory subsidiaries managed 29 money market funds totaling $185.5 billion in AUM, 45 fixed-income funds with $41.2 billion in AUM and 34 equity funds with $38.1 billion in AUM.
As of December 31, 2017, Federated provided investment advisory services to $132.7 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated (or in certain cases, after a 30 day, 60 day or similar notice period).
Certain Federated Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated for distribution services. These distribution plans are implemented through a distribution agreement between Federated and each respective fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to these agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval by such directors or trustees annually as required under applicable law.
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

Assets Under Management
Total AUM are composed of Federated Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2017 vs. 2016
dollars in millions	2017	2016
Money market	$265,214	$252,213	5%
Equity	68,139	62,381	9
Fixed-income	64,217	51,314	25
Total managed assets	$397,570	$365,908	9%

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

	Year ended December 31,			2017 vs. 2016	2016 vs. 2015
dollars in millions	2017	2016	2015
Money market	$245,459	$252,346	$246,539	(3)%	2%
Equity	65,693	59,431	54,149	11	10
Fixed-income	55,269	51,161	52,805	8	(3)
Total average managed assets	$366,421	$362,938	$353,493	1%	3%
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
Revenue
Federated's revenues from investment advisory, administrative and other service fees over the last three years were as follows:

	Year ended December 31,			2017 vs. 2016	2016 vs. 2015
dollars in thousands	2017	2016	2015
Investment advisory fees, net	$731,670	$766,825	$626,325	(5)%	22%
Administrative service fees, net	188,814	211,646	211,458	(11)	0
Other service fees, net	182,440	164,900	88,826	11	86
Total revenue	$1,102,924	$1,143,371	$926,609	(4)%	23%
Federated's revenues from domestic and foreign operations over the last three years were as follows:

	Year ended December 31,			2017 vs. 2016	2016 vs. 2015
dollars in thousands	2017	2016	2015
Domestic	$1,069,567	$1,116,136	$907,841	(4)%	23%
Foreign	33,357	27,235	18,768	22	45
Total revenue	$1,102,924	$1,143,371	$926,609	(4)%	23%

Investment Products and Strategies
Federated offers a wide range of products and strategies, including money market, equity and fixed-income investments. Federated's offerings include products and strategies that Federated expects to be in demand under a variety of economic and market conditions. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated's products and strategies to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated is one of the largest U.S. managers of money market assets, with $265.2 billion in AUM at December 31, 2017. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2017, Federated managed money market assets in the following asset classes: government ($192.3 billion); prime ($66.2 billion); and tax-free ($6.7 billion).
Federated's equity assets totaled $68.1 billion at December 31, 2017 and are managed across a wide range of styles including: value and income ($43.7 billion); growth ($11.5 billion); international/global ($5.1 billion); blend ($2.8 billion); and alternative ($0.3 billion). Federated also manages assets in balanced and asset allocation funds ($4.7 billion) which may also invest in fixed-income securities.
Federated's fixed-income assets totaled $64.2 billion at December 31, 2017 and are managed in a wide range of categories including: multisector ($35.0 billion); high-yield ($11.6 billion); municipal ($5.8 billion); U.S. corporate ($5.1 billion); U.S. government ($4.2 billion); international/global ($1.4 billion); and mortgage-backed ($1.1 billion).
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
Distribution Channels and Product Markets
Federated's distribution strategy is to provide investment management products and services to more than 8,500 institutions and intermediaries including banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated uses its trained sales force of over 200 representatives and managers backed by an experienced support staff to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.
Federated's investment products and strategies are distributed in four markets. These markets and the relative percentage of managed assets at December 31, 2017 attributable to such markets are as follows: wealth management and trust (37%); broker/dealer (32%); institutional (27%); and international (4%).
Wealth Management and Trust. Federated pioneered the concept of providing liquidity management to bank trust departments through money market mutual funds in 1974, and has since expanded its services nationwide to institutional cash management and treasury professionals, as well as financial professionals. Today, wealth management professionals use a broad range of Federated's equity, fixed-income and money market funds, and Separate Accounts, to invest the assets over which they have discretion.
The majority of Federated's managed assets from the wealth management channel are invested in money market funds. In allocating investments across various asset classes, investors typically maintain a portion of their portfolios in cash or cash equivalents, including money market funds, irrespective of trends in bond or stock prices. Federated also offers an extensive menu of equity and fixed-income Federated Funds and Separate Accounts structured for this market. Clients in this market include bank trust departments, corporate treasury or cash management departments, capital markets customers (institutional brokerages generally within banks) and certain registered investment advisory firms.
As of December 31, 2017, managed assets in this market included $121.6 billion in money market assets, $16.7 billion in fixed-income assets and $9.6 billion in equity assets.
Broker/Dealer. Federated distributes its products and strategies in this market through a large, diversified group of over 1,400 national, regional and independent broker/dealers, bank broker/dealers and certain registered investment advisors. Broker/dealers use Federated's products to meet the needs of their customers, who are typically retail investors. Federated also offers money market mutual funds as cash management products designed for use by its broker/dealer customers. As of December 31, 2017, managed assets in the broker/dealer market included $58.6 billion in money market assets, $50.6 billion in equity assets and $18.1 billion in fixed-income assets.

Institutional. Federated offers its products and strategies to a wide variety of domestic institutional customers including government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated investment companies or other funds. As of December 31, 2017, managed assets in the institutional market included $75.7 billion in money market assets, $26.2 billion in fixed-income assets and $5.2 billion in equity assets.
International. Federated manages assets from institutional and financial intermediary customers outside the U.S. through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and Asia Pacific. As of December 31, 2017, managed assets in the international market included $9.3 billion in money market assets, $3.2 billion in fixed-income assets and $2.8 billion in equity assets.
Competition
As of December 31, 2017, Federated had $264.8 billion of Federated Fund AUM and $132.7 billion of Separate Account AUM. Of the Separate Account AUM, $27.3 billion related to SMAs. In 2017, equity and fixed-income funds experienced net redemptions of $3.7 billion, while equity and fixed-income Separate Accounts experienced net sales of $10.2 billion.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute, at the end of 2017, there were approximately 8,000 open-end mutual funds and approximately 1,800 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, other financial institutions, and hedge funds.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Current Regulatory Environment - Domestic
Certain rules and regulations adopted by the Securities and Exchange Commission (SEC) and Department of Labor (DOL), among other regulatory authorities, self-regulatory organizations or exchanges, became effective in 2017 or are expected to become effective in 2018 or 2019. While increased regulation continues in 2018, the pace of new regulation has slowed in late 2017 and 2018, with the possibility for deregulation continuing to exist. The rules and regulations that have or are expected to become effective continue, and any new proposed rules and regulations will continue, to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
Through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017, U.S. regulators were instructed to take steps to reduce regulation and control regulatory costs. As a result, the possibility continues for repeal or modification of certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or the modification, or delay in the final implementation, of other laws, rules or regulations, as well as other deregulation. For example, the SEC reduced its regulatory agenda, published in late-July 2017, by about one-half and further streamlined its proposed regulatory agenda in January 2018.
The U.S. Department of the Treasury (Treasury Department) issued a report in October 2017 on asset management and insurance (Treasury Asset Management Report). In that report, the Treasury Department made various recommendations for deregulation of the asset management industry. Among other recommendations, the Treasury Department recommended amending rules to avoid dual SEC and Commodity Futures Trading Commission registration requirements for investment companies and to eliminate Dodd-Frank Act imposed stress testing requirements for investment advisors and investment companies in favor of Rule 2a-7 under the 1940 Act (Rule 2a-7) stress testing requirements.

Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee recently advanced a bill seeking to reverse certain aspects of money market fund reform. For example, the proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds, which requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance).
The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows. Increased regulation and Regulatory Developments have required, and are expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and have caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and mix, customer relationships, revenues and operating income. Given the possibility for deregulation that exists in the current regulatory environment in the U.S., the degree of impact of Regulatory Developments can vary and is uncertain.
On December 11, 2015, the SEC proposed a rule that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies by imposing, among others, requirements to comply with portfolio leverage limitations, to segregate certain assets, and to establish a formalized derivatives risk management program. It is unclear when the derivatives rule will be finalized. While the proposed derivatives rule remained on the SEC's most recent proposed regulatory agenda, management does not expect this rule to be finalized until the fourth quarter of 2018 at the earliest, with an extended compliance period. Among other recommendations on derivatives regulation, the Treasury Asset Management Report recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule. Government regulatory policies, and possibility for deregulation in the U.S., could further delay or result in modifications to this rule or result in this rule not being adopted.
On April 6, 2016, the DOL released its final rule regarding the definition of "fiduciary" and conflicts of interest in connection with retirement investment advice (Final Fiduciary Rule). The Final Fiduciary Rule, together with related guidance, imposes a modified fiduciary standard for retirement plan advisors. The Final Fiduciary Rule modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 (ERISA) and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisors by requiring such advisors to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, level certain fees, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. The DOL permitted the "fiduciary" definition, impartial conduct standards and certain class exemption conditions under the Final Fiduciary Rule to become applicable on June 9, 2017. The DOL did not require full compliance with all conditions of certain exemptions, such as the Best Interest Contract Exemption and an exemption relating to principal transactions, until January 1, 2018 to allow time for the DOL to conduct its ongoing examination of the Final Fiduciary Rule as directed by a Presidential Memorandum. The Treasury Asset Management Report supported the delay of the full implementation of the Final Fiduciary Rule to July 1, 2019. On November 27, 2017, the DOL released a final rule delaying full compliance and extending the transition period until July 1, 2019. The DOL also has updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims against fiduciaries who are working diligently and in good faith to comply with the Final Fiduciary Rule or treat those fiduciaries as being in violation of the Final Fiduciary Rule.
On June 1, 2017, prompted by the DOL Secretary's invitation for the DOL and SEC to work constructively together on applicable standards of conduct for broker/dealers and investment advisors, SEC Chairman Jay Clayton requested public comment on the standards of conduct applicable to investment advisors and broker/dealers when providing advice to retail investors. In the request, among other questions, SEC Chairman Clayton inquired whether the SEC should move ahead with a disclosure- or standards of conduct-based approach, how any SEC action should be implemented and how it should comport with the Final Fiduciary Rule. On October 4, 2017, the SEC announced that it is working on a fiduciary rule proposal that would address issues with the Final Fiduciary Rule. It was recently reported that the SEC expects to publish a proposed fiduciary standard as early as Spring 2018.
The level fee and certain other requirements under the Final Fiduciary Rule raised questions regarding the sale and distribution of mutual fund shares under the 1940 Act. In response, the SEC issued guidance in late 2016 and early 2017 addressing mutual fund fee structures in light of the Final Fiduciary Rule, such as to permit sales load variation disclosure for multiple intermediaries and to permit, subject to certain conditions being satisfied, broker/dealers, when acting as brokers, to charge a commission outside of the mutual fund for sales or distribution services on sales of mutual fund shares that do not have any front-end or contingent deferred sales loads or other asset-based sales charges (so called "clean shares"). Legislative initiatives, government regulatory policies, and possibility for deregulation in the U.S., could further delay or result in modifications to these rules as finally applicable or result in these rules not becoming fully applicable. While courts have generally upheld the Final Fiduciary Rule to date, lawsuits challenging the validity of the Final Fiduciary Rule on various grounds are proceeding. In connection with such lawsuits, the DOL has announced that it does not intend to enforce a provision in the Final Fiduciary Rule that would prohibit arbitration clauses in best-interest contracts and has signaled that the provision in the Best Interest Contract Exemption that allows for a private right of action, including class action lawsuits, may be eliminated. In November 2017, a U.S. District Court in Minnesota issued an injunction against the Final Fiduciary Rule, holding that the plaintiff demonstrated that it would suffer irreparable harm under the provisions of the Final Fiduciary Rule that allow class action lawsuits.
On June 28, 2016, the SEC proposed rules that would require registered investment advisors to adopt and implement written business continuity and transition plans. In the SEC's most recent proposed regulatory agenda published in January 2018, the SEC listed this proposed rule as completed and noted that it was withdrawn.
On October 13, 2016, the SEC adopted rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Among other requirements and changes, the reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN. In July 2017, the Investment Company Institute requested that the SEC change Form N-PORT portfolio holdings reporting from monthly to quarterly and delay the compliance date for the Form N-PORT and Form N-CEN filing requirements for at least six months. In December 2017, in light of a cyber incident disclosed by the SEC in September 2017, the SEC postponed the compliance date for filing Form N-PORT from June 1, 2018 to April 30, 2019. For larger fund complexes, like the Federated Funds, required information must still be compiled, maintained and made available to the SEC by June 1, 2018. The compliance date for Form N-CEN remains June 1, 2018.
At the time the SEC finalized the rules relating to the modernization of investment company reporting and disclosure, the SEC did not adopt a proposed rule that would have permitted delivery of fund shareholder reports through website posting in lieu of mailing, but the proposed rule remains on the SEC's most recent proposed regulatory agenda. The Treasury Asset Management Report recommended that the SEC finalize its proposed rule to modernize its shareholder report disclosure requirements and permit the use of implied consent for electronic disclosures, while retaining a shareholder's choice to continue receiving paper disclosures. While the proposed rule relating to the delivery of shareholder reports remains on the SEC's most recent proposed regulatory agenda, management does not expect that the rule will be finalized until at least the fourth quarter of 2018.
The liquidity risk management rules require open-end investment companies (other than money market funds and certain exchange traded funds (ETFs)) to establish liquidity risk management programs that contain certain required elements, including (among others): (1) classification of the liquidity of fund portfolio investments into four "buckets" (i.e., highly liquid, moderately liquid, less liquid and illiquid); (2) assessment, management and periodic review of a fund's liquidity risk; (3) establishment of a highly liquid investment minimum (i.e., a minimum percentage of cash and investments that can be liquidated in three business days without significantly changing the market value of the investment); (4) limitation on illiquid investments (i.e., 15% of net assets) with board reporting of exceptions; and (5) fund board review and approval of the liquidity management program and the designation of a fund advisor or officer to administer the program. In addition to certain other policy and procedure, disclosure and recordkeeping requirements, the rules require confidential reporting on Form N-LIQUID when a fund's level of illiquid assets exceeds 15% of its net assets or when the fund's highly liquid investments fall below its highly liquid investment minimum for more than a brief period of time. Larger fund complexes, such as Federated's, are required to establish their liquidity risk management programs by December 1, 2018. Compliance with disclosure and certain other requirements was required by June 1, 2017. In July 2017, the Investment Company Institute requested the SEC to adjust the compliance schedule for the liquidity risk management rule's asset classification and related requirements to allow the SEC to adopt amendments permitting each fund to formulate its own policies and procedures to determine how to classify the liquidity of its investments and, in any event, to postpone the December 1, 2018 compliance date for at least one year. The Treasury Asset Management Report, while supporting robust liquidity risk management programs, endorsed the current 15% limitation on illiquid assets applicable to investment companies and rejected any highly prescriptive regulatory approach to liquidity risk management, such as the bucketing requirement. In addition, it recommended that the SEC adopt a principles-based approach to liquidity risk management rules, and any associated bucketing requirements, and postpone the currently scheduled December 2018 implementation of the bucketing requirement. In December 2017, the SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September

2017. On January 10, 2018, the SEC issued Investment Company Liquidity Risk Management Programs Frequently Asked Questions, which clarified certain of the rules' requirements for sub-advised funds and ETFs. Given the possibility for deregulation in the U.S., it is uncertain whether the current compliance dates will be delayed or whether aspects of the liquidity risk management rules will be modified or eliminated prior to the final required compliance date.
The swing pricing rule, which becomes effective on November 19, 2018, permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs resulting from shareholder purchase and redemption transactions to the transacting shareholders. The Treasury Asset Management Report encouraged further analysis of whether, and to what extent, swing pricing will be implemented by funds and recommended that particular focus should be placed on investor protection and whether funds are appropriately setting the amount of the swing factor as justified by relevant trading costs. Given government regulatory policies, and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date. As of December 31, 2017, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, allocation of initial public offerings, allocation of portfolio security litigation proceeds, manager of managers arrangements, monitoring of use of social networks, target date funds, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, mutual fund waivers, direct and indirect custody of client assets by investment advisors, separately managed or wrap-fee accounts, performance reporting and excessive trading. The SEC staff also has announced that, among other areas of focus, cybersecurity, anti-money laundering, wrap fee programs, mutual funds and ETFs, disclosure of costs of investing and retirement products will be examination priorities in 2018. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosure in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. On October 26, 2017, Steven Peikin, co-director of the SEC's enforcement division, indicated that the SEC, while continuing to pursue tough enforcement in cases involving intentional wrongdoing that results in losses to investors, would drop the "broken windows" strategy of pursuing many enforcement actions over smaller enforcement issues, and may also pull back from trying to make some companies admit to wrongdoing as a condition of settling with the SEC in certain cases. Given government regulatory policies, the changes in SEC management, and the possibility for deregulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by other regulators, in addition to the SEC and DOL, also continued, and may continue, to affect investment management industry participants, including Federated. For example, the Financial Industry Regulatory Authority (FINRA) has undertaken a cybersecurity sweep examination and various state legislatures or regulators have adopted or are beginning to adopt state-specific cybersecurity and/or privacy requirements that may apply to varying degrees in addition to federal regulation.
The Financial Stability Oversight Council (FSOC) indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules. This prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. Management continues to respectfully disagree with this position and does not believe that asset managers and management products, such as money market funds, create systemic risk. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying and evaluating the financial stability implications of the asset management sector. The FSOC has focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. The FSOC also continues to review and monitor SEC efforts on reporting modernization, liquidity management and derivatives. While the FSOC's focus appears to have shifted, it retains its authority to designate non-bank financial companies as systemically important financial institutions.
Efforts also continue to improve the transparency, and to seek to curtail certain authority, of the FSOC. For example, on February 28, 2017, the Republican Staff of the Committee on Financial Services, U.S. House of Representatives, issued a report entitled "The Arbitrary and Inconsistent FSOC Nonbank Designation Process." The report criticized the FSOC for not following its own rules and guidance relating to designations on systemically important non-bank financial institutions and for inconsistent and arbitrary analysis of companies. On March 28, 2017, ten U.S. Senators sent a letter to the Secretary of the Treasury criticizing the FSOC's process for designating non-bank systemically important financial institutions as lacking transparency and accountability, insufficiently tracking data, and not having a consistent methodology for determinations. In the letter, the 10 Senators expressed their support for ending the FSOC's "too big to fail" policy. On April 21, 2017, President Trump issued a Presidential Memorandum for the Secretary of the Treasury that, among other matters, directed him to consider whether the FSOC's processes for making determinations and designations are sufficiently transparent, provide adequate due process, adequately consider the costs of any determination or designation on the regulated entity, and are consistent with President Trump's Executive Order on core principles for regulating the U.S. financial system. On June 12, 2017, the Treasury Department issued a report in which it recommended, among other proposals, that Congress expand FSOC's authority to play a larger role in the coordination and direction of regulatory and supervisory policies, including by giving FSOC the authority to appoint a lead regulator on any issue on which multiple agencies may have conflicting and overlapping regulatory jurisdiction. On October 6, 2017, the Treasury Department issued a second report addressing banks and credit unions. In that report, it indicated that it would issue a separate report on its review of the process by which the FSOC determines that a non-bank financial company could pose a threat to the financial stability of the United States, subjecting such an entity to supervision by the Federal Reserve and enhanced prudential standards. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. On November 17, 2017, the Treasury issued a third report in which the Treasury made the following recommendations, among others, to enhance the analytical process, engagement, and transparency of FSOC's non-bank financial company designation process: (1) FSOC should revise its guidance to provide that it will assess the likelihood of a firm's material financial distress as part of its analysis; (2) FSOC should revise its guidance to provide that it will conduct a cost-benefit analysis as part of its analysis, and should only designate a company if the expected benefits to financial stability outweigh the costs of designation; (3) FSOC should enhance its communication with non-bank financial companies under review and their primary financial regulators; and (4) FSOC should provide a clear "off-ramp" to designated non-bank financial companies and adopt a more robust and transparent process for its annual reevaluations. In February 2018, the SEC postponed the implementation of the bucketing requirement until June 1, 2019. Other provisions of the liquidity risk management rules, including the requirement to establish risk management programs and the limitation of illiquid investments to 15% of net assets, are still scheduled to take effect on December 1, 2018. Given the possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC, the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's prime money market business can vary and is uncertain. The Final Fiduciary Rule also has impacted, and will continue to impact, Federated's AUM, revenues and operating income. For example, intermediaries continue to reduce the number of Federated Funds offered on their platforms and mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management believes that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or effecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. For example, while the full compliance date was postponed until July 1, 2019 and the possibility for further modification exists, Federated will continue to prepare for the implementation of the Final Fiduciary Rule. Federated's preparation includes having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with the Final Fiduciary Rule, the 1940 Act and other applicable laws and regulations. Among other actions, Federated also has developed an educational website to assist clients with compliance with the Final Fiduciary Rule, increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares to 33 Federated Funds, which currently are not being offered. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and/or may cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships.
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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as the Final Fiduciary Rule and other Regulatory Developments, has been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of December 31, 2017, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the potential for deregulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of December 31, 2017, given the potential for deregulation in the U.S. and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds, or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.

International
On March 13, 2017, the UK Parliament passed the European Union (Notification of Withdrawal) Bill (Brexit Bill), which received Royal Assent from Her Majesty the Queen and became an Act of Parliament on March 16, 2017. On March 29, 2017, UK Prime Minister Theresa May delivered a letter to European Council President Donald Tusk formally notifying the European Council, in accordance with Article 50(2) of the Treaty on European Union, of the UK's intention to withdraw from the EU.
The UK voted to approve Brexit and exit the EU on June 23, 2016. Since that time, the Bank of England announced an extension of its quantitative easing program, the value of the British Pound, while increasing, has remained lower than pre-Brexit levels, and the UK's credit rating was downgraded and concerns persist regarding the UK's credit given the uncertainty over the outcome of Brexit negotiations. In September 2017, the UK's credit rating was downgraded a second time based on the UK government's fiscal consolidation plans being increasingly in question and the UK's debt burden being expected to continue to rise, and its ratings outlook was changed to stable from negative. While UK financial markets have rebounded, with the formal Article 50(2) notice having been delivered, debate continues regarding the exit process, with the fifth round of monthly Brexit talks between the UK and the EU having taken place. On December 8, 2017, the EU and UK came to agreement in principal on the following separation issues, with the understanding that nothing will be final until all issues are agreed upon: (1) the health, welfare and other rights that EU citizens will have in the UK and such rights that UK citizens will have in the EU; (2) the amount of money the UK will be required to pay the EU for initiatives approved prior to the Brexit vote on June 23, 2016; and (3) issues relating to the border between Northern Ireland, when it is outside the EU, and the Republic of Ireland, which will be part of the EU. Other issues that will be discussed include, among others, whether work and travel permit restrictions will be imposed and the ultimate impact Brexit will have on the UK economy and the EU. The process for agreeing and implementing the UK's withdrawal from the EU is expected to take up to two years or more from March 29, 2017 and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A - Risk Factors for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the implementation of a financial transactions tax (FTT). Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of December 31, 2017, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
On April 5, 2017, European Parliament passed EU money market fund reforms (Money Market Fund Regulation or MMFR), which went into force on July 21, 2017. The MMFR provides for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. The reforms will be effective (i.e., must be complied with) in regards to new funds on July 21, 2018 and will be effective in regards to existing funds on January 21, 2019. Federated continues to engage with trade associations and appropriate regulators in connection with the MMFR as the European Securities Market Authority (ESMA) and the European Commission begin work on the next stage of implementing the MMFR.
While the MMFR will need to be complied with in 2018 or early 2019, government CNAV and LVNAV fund reforms will be subject to a future review by the European Commission in 2022. This review will consider the adequacy of the reforms from a prudential and economic perspective, taking into account, among other factors, the impact of the reforms on investors, money market funds, money fund managers and short-term financing markets, the role that money market funds play in purchasing debt issued or guaranteed by EU Member States, and international regulatory developments. As noted above, it is uncertain whether Brexit could delay implementation of the EU money market fund reforms. For Federated money market fund products subject to the MMFR, Federated has begun to take steps to structure such products consistent with the MMFR.
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, discussions regarding the scope, application and allocation of the FTT continued in 2017, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on another proposal for an FTT. Under this proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Under the proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. If two Member States decide not to participate, the FTT proposal cannot be finalized. On September 26, 2017, French President Emmanuel Macron recommended re-launching the FTT negotiations, proposing that all 28 Member States adopt a form of FTT. EU Finance Ministers also have launched a review of how the Brexit negotiations would affect the implementation of an FTT. No definitive action was taken on the FTT in 2017. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT.
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
Regarding the FSB's work on financial stability risks stemming from asset management activities, the FSB published a consultative document, "Proposed Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" in June 2016. On January 12, 2017, the FSB published its final "Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" (Final FSB Recommendations), which set forth 14 final policy recommendations intended to address four identified structural vulnerabilities from asset management activities that the FSB believes could potentially present financial stability risks. The four identified structural vulnerabilities identified by the FSB include: (1) a perceived liquidity mismatch between fund investments and redemption terms and conditions for open-end fund shares; (2) leverage within investment funds; (3) operational risk and challenges at asset managers in stressed conditions; and (4) securities lending activities of asset managers and funds. Regarding the perceived liquidity mismatch, the Final FSB Recommendations seek to increase information and transparency, strengthen liquidity risk management, and encourage the use of system-wide stress testing by regulatory authorities, through, among other efforts, developing consistent disclosure and reporting requirements, distinguishing between information useful to investors and regulatory authorities, making more liquidity risk management tools (e.g., swing pricing, redemption fees, other anti-dilution methods) available to open-end funds, and requiring and providing guidance on stress testing to support liquidity risk management. Regarding leverage, the Final FSB Recommendations focus on measuring and monitoring leverage within funds, including through, among other efforts, developing consistent measures of leverage, identifying or developing more risk-based measures to monitor leverage risk and collecting fund-level and aggregate data on leverage and its use in funds. Regarding operational risk, the Final FSB Recommendations aim to improve risk management frameworks and practices taking into account the level of risk an asset manager's activities pose to the financial system, including through, among other efforts, imposing requirements or providing guidance on business continuity and transition planning. Regarding securities lending, the Final FSB Recommendations focus on monitoring for situations where indemnifications provided by asset managers to their clients in relation to securities lending activities indicate the development of material risks or regulatory arbitrage that may adversely affect financial stability and recommend that regulatory authorities verify and confirm asset managers adequately cover potential credit losses. It had been reported that IOSCO intended to implement the recommendations relating to liquidity mismatch by the end of 2017 and those relating to leverage by the end of 2018. On July 7, 2017, IOSCO published a "Consultation on CIS Liquidity Risk Management Recommendations," which sets forth IOSCO's framework for liquidity risk management for collective investment schemes. In doing so, IOSCO's consultation document addresses certain of the structural vulnerabilities identified by the FSB in the Final FSB Recommendations regarding liquidity risk management in the asset management industry, and makes recommendations regarding disclosure of liquidity risk management programs to investors, monitoring and assessment of liquidity risk, availability and effectiveness of liquidity risk management tools, fund level stress testing and contingency planning, among other matters. On July 7, 2017, IOSCO also published a consultation report, "Open-ended Fund Liquidity and Risk Management - Good Practices and Issues for Consideration," which is intended to assist regulators, asset managers and investors in understanding liquidity risks and addressing liquidity risk management. Management, while generally supporting many of the recommendations in the Final FSB Recommendations and IOSCO consultation document that can be viewed as guidance on liquidity, leverage and other related risks, continues to respectfully disagree with the premise that the regulated fund industry, particularly in the U.S., creates financial stability risk and believes that additional burdensome regulation is not warranted.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Management continues to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations, the IOSCO consultation document or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of December 31, 2017, Federated is unable to assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments become effective and are required to be complied with or an FTT is enacted. Federated also is unable to assess at this time whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution.
Employees
At December 31, 2017, Federated employed 1,441 persons.
Executive Officers of Federated Investors, Inc.
The following section sets forth certain information regarding the executive officers of Federated as of February 23, 2018:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Investors, Inc.	68

Gordon J. Ceresino	Vice Chairman of Federated Investors, Inc. and President of Federated International Management Limited and Federated International Securities Corp.	60

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Investors, Inc. and President of FII Holdings, Inc.	59

John B. Fisher	Vice President and Director of Federated Investors, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	61

Peter J. Germain	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Federated Investors, Inc.	58

Eugene F. Maloney	Executive Vice President of Federated Investors, Inc. and Executive Vice President of Federated Investors Management Company	72

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Investors, Inc.	54

Paul A. Uhlman	Vice President of Federated Investors, Inc. and President of Federated Securities Corp.	51

Stephen Van Meter	Vice President and Chief Compliance Officer of Federated Investors, Inc.	42

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998 and was elected as Chairman of Federated effective April 2016. He also serves as a director, trustee or officer of various Federated subsidiaries. He is President of 29 investment companies managed by subsidiaries of Federated. He is also director or trustee of 32 investment companies managed by subsidiaries of Federated. Mr. Donahue is the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated.
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated since 2007. He is President of Federated International Management Limited and Federated International Securities Corp. and Vice Chairman of Federated MDTA LLC, each of which are wholly owned subsidiaries of Federated. He also serves as a director, trustee or President or Chief Executive Officer of certain other wholly owned subsidiaries of Federated involved in Federated's non-U.S. operations.

Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. Mr. Donahue previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He also serves as an Assistant Secretary of Federated and he is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. Mr. Donahue also serves as a director, trustee or officer of various other Federated subsidiaries. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, Chief Executive Officer, Chairman and director of Federated. He is also a director or trustee of six investment companies managed by subsidiaries of Federated.
Mr. John B. Fisher has served as Vice President of Federated since 1998. Mr. Fisher previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of these subsidiaries that are wholly owned by Federated. He also serves as a director, trustee or officer of certain other Federated subsidiaries. He is President of three investment companies managed by subsidiaries of Federated. He is also director or trustee of 26 investment companies managed by subsidiaries of Federated. Prior to 2006, he served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated.
Mr. Peter J. Germain has served as Executive Vice President, Chief Legal Officer and Secretary of Federated since October 2017, and as General Counsel and Vice President of Federated since January 2005. In his capacity as Chief Legal Officer, he oversees the delivery of legal, compliance, internal audit and risk management services to Federated and its affiliates. He also serves as a director, trustee or officer of various Federated subsidiaries. Mr. Germain also serves as Chief Legal Officer, Executive Vice President and Secretary of 32 investment companies managed by subsidiaries of Federated.
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
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated since 2013. Prior to that time, he served as Fund Treasurer of Federated's domestic mutual funds beginning in 2006 and served as the Controller of Federated from 1997 through 2005. He also serves as Senior Vice President, Treasurer, Assistant Treasurer, Assistant Company Secretary, President or director for various other subsidiaries of Federated. Mr. Novak is a Certified Public Accountant.
Mr. Paul A. Uhlman has served as Vice President of Federated, and President and a director of Federated Securities Corp., a wholly owned subsidiary of Federated, since June 2016. He is also a director, trustee or officer of certain subsidiaries of Federated. As President of Federated Securities Corp., Mr. Uhlman is responsible for the marketing and sales efforts of Federated. Mr. Uhlman had previously served as a Vice President of Federated Securities Corp. since 1995, and most recently served as Executive Vice President of Federated Securities Corp. since 2010. Mr. Uhlman also held the position of National Sales Director, Institutional Sales, from 2007 through June 2016.
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

ITEM 1A – RISK FACTORS

As an investment manager, risk is an inherent part of Federated's business. U.S. and global financial markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually occur, Federated's business, results of operations, financial condition and/or cash flows could be materially adversely affected. The risks described below are not the only risks involved in Federated's business. Additional risks not presently known to Federated or that Federated currently considers to be immaterial may also adversely affect its business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a meaningful or significant portion of Federated's total AUM or revenue may be attributable to one or more products or strategies, or asset classes, offered by Federated, or one or more clients or customer intermediaries with whom Federated has a relationship. See Note (3) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue. A significant and prolonged decline in the AUM of a strategy or fund with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds or accounts. Likewise, significant negative changes in Federated's relationship with a customer with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer. A significant change in Federated's investment management business or a significant reduction in AUM due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Low Short-Term Interest Rates. After initiating short-term interest rate increases of 0.25% in late 2015 and 2016, the Federal Open Market Committee of the Federal Reserve Board (FOMC) raised the federal funds target rate by 0.25% three times during 2017 to its current target range of 1.25%-1.50%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, beginning in the fourth quarter of 2008, Federated implemented voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While increases in short-term interest rates generally have the effect of decreasing, and have decreased, these fee waivers for certain money market funds, the corresponding increases in yields and the resulting decrease in fee waivers are not certain nor directly proportional. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by the money market funds and changes in expenses of the money market funds. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds would cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.
With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds (or between such funds and other money market funds or other products) as well as the mix among certain share classes that vary in pricing structure can impact the level of fee waivers. Generally, prime money market funds will waive less than government money market funds as a result of higher gross yields on the underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The opposite would also be true.

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2017	2016	2015
Revenue	$(4.4)	$(87.8)	$(333.6)
Less: Reduction in Distribution expense	3.6	65.8	240.6
Operating income	(0.8)	(22.0)	(93.0)
Less: Reduction in Noncontrolling interest	0.0	0.0	7.1
Pre-tax impact	$(0.8)	$(22.0)	$(85.9)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2017 and 2016 due primarily to higher yields on instruments held by the money market funds. As previously mentioned, since late 2015, the FOMC increased the federal funds target rate range by 0.25% five times. The interest rate increase in December 2017 eliminated the need to continue the Voluntary Yield-related Fee Waivers. See Note (19) to the Consolidated Financial Statements for information regarding the quarterly pre-tax impact of these fee waivers.
As noted above, the FOMC increased the federal funds target rate range by 0.25% in December 2015, December 2016 and March, June and December 2017. There is no guarantee that the FOMC will continue to maintain the federal funds rate at its current level or continue to increase it. While the FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, Federated is unable to predict when, or to what extent, the FOMC will maintain or further increase their target for the federal funds rate. Assuming asset levels and mix remain constant and based on recent market conditions, management estimates that Voluntary Yield-related Fee Waivers will remain at zero or an immaterial level.
The actual amount of future fee waivers, if any, the resulting negative impact of any waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in asset levels and mix within the money market funds or among customer assets, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, the DOL, the FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties. The duration, level and impact of any future Voluntary Yield-related Fee Waivers, as well as Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates could also have an adverse effect on Federated's revenue from money market and other fixed-income products and strategies. The value of equity securities (such as dividend paying equity securities) also may rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-duration fixed-income products and strategies for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Among other potential adverse effects, rising interest rates may result in decreased liquidity and increased volatility in financial markets and could negatively impact the performance of Federated's products and strategies and Federated's revenue. Management cannot estimate the impact of rising interest rates (including, for example on Federated's revenue), but such impact could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market downturns, disruptions or other conditions (domestic or international) may cause volatility, illiquidity and other potential adverse effects in the financial markets and adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in Federated's investment products and strategies. Such economic or financial market downturns, disruptions or other conditions (domestic or international) may include, for example, disruptions in the securities and credit markets, defaults or poor performance in certain sectors of the economy, unemployment, the commencement, continuation or ending of government policies and reforms (including those of new administrations or otherwise), stimulus programs and other market-

related actions, changes in monetary policy, central bank activism through continued ownership, exchange, cancellation or issuance of debt or other means, increased regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values or exchange rates or currency abandonment, inflation or deflation, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions, economic or political weakness or instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the financial markets. For example, regarding currency abandonment and political instability, there is considerable uncertainty as a result of Brexit, as to the arrangements that will apply to the UK's relationship with the EU and other countries leading up to, and following, the UK's withdrawal from the EU. This long-term uncertainty may affect other countries in the EU and elsewhere. The UK's departure from the EU also may cause volatility within the EU, triggering prolonged economic downturns in certain European countries or sparking additional Member States to depart, or contemplate departing, from the EU. In addition, Brexit creates the perception of additional economic stresses for the UK, including the view that there may be potential decreased trade, capital outflows, devaluation of the British pound, wider corporate bond spreads due to uncertainty, and possible declines in business and consumer spending as well as foreign direct investment. See Item 1 - Business under the caption Regulatory Matters for additional information on Brexit. Each of the above factors, among others, may cause or contribute to economic or financial market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated's products and strategies may be adversely affected, potentially in a material way, by changes in U.S. markets, downgrades of U.S. credit ratings, the U.S. debt ceiling or other developments in the U.S., as well as by actual or potential deterioration in international sovereign, commodity or currency market conditions.
At December 31, 2017, Federated's liquid assets of $392.6 million included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated and the money market and other fluctuating NAV funds managed or distributed by Federated also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that potential losses that may be realized as a result of these exposures will not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business. Federated and its investment management business are (and any new business line commenced or acquired by Federated would be) subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges including, but not limited to, the SEC, FINRA and the New York Stock Exchange (NYSE). From time to time, the federal securities laws have been augmented substantially. For example, among other measures, Federated and its products and strategies have been impacted by the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999 and the Dodd-Frank Act. Federated and its domestic products (such as the Federated Funds) and strategies, and any offshore products (such as offshore Federated Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA), due to certain Federated Funds investing in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations or exchanges such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted other regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, as well as Federated's AUM, revenues and operating income, and may continue to do so. Federated's business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated's products are structured, distributed, provided or sold, such as, for example, the Final Fiduciary Rule. Federated and its products and strategies also are affected by certain other laws and regulations governing banks and other financial institutions or intermediaries. Federated's and its products' operations outside of the U.S. are subject to foreign laws and regulation by foreign regulatory or other authorities, such as the U.K. Financial Conduct Authority (FCA) for London-based operations, the Central Bank of Ireland for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, and Ontario (and certain other provincial) Securities Commission for Canadian operations. As Federated enters into new countries or markets, Federated's products, strategies and operations need to be made to comply with applicable laws, rules, regulations, interpretations and government policies, increasing compliance risk and operating expenses, including the costs associated with compliance.
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
Domestically, while the potential for deregulation continues to exist and the pace of new regulation slowed in late 2017 and into 2018, certain rules and regulations adopted by the SEC and DOL, among other regulators, self-regulatory organizations or exchanges, became effective in 2017 or are expected to become effective in 2018 and 2019. These rules and regulations include, among others, investment company reporting modernization, liquidity risk management programs, swing pricing and the use of derivatives. These rules and regulations will impact Federated and other investment management industry participants. See Item 1 - Business under the caption Regulatory Matters for additional information on Regulatory Developments.
Regulators, such as the SEC, also have undertaken or may undertake a series of investigations, enforcement actions and/or examinations involving investment management industry participants. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, such as compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, allocation of initial public offerings, allocation of portfolio security litigation proceeds, manager of managers arrangements, monitoring of use of social networks, target date funds, the impact of Brexit, valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, mutual fund waivers, direct and indirect custody of client assets by investment advisors, separately managed or wrap-fee accounts, performance reporting and excessive trading.
Among other potential impacts, these regulatory requirements and developments have increased, and may continue to increase, compliance risks and the costs associated with technology, legal, compliance, operations and other efforts to address regulatory-related matters. These regulatory requirements and developments also have caused, and may continue to cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed-income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships. In addition, the Dodd-Frank Act provided for a new systemic risk regulation regime under which it is possible that Federated, and/or any one or more of its products (such as the Federated Funds), could be subject to designation as a systemically important financial institution by the FSOC, thereby resulting in additional regulation by the Governors in addition to primary regulation by the SEC. See Item 1 - Business under the caption Regulatory Matters for additional information regarding the potential for heightened regulation by the Governors and the FSOC. Among other potential impacts, any such designation would subject the designated entity to enhanced bank-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. With the continued potential for deregulation and other political uncertainty surrounding the Trump Administration and its practices and policies, the regulatory environment in the U.S. may experience increased volatility. As of December 31, 2017, Federated cannot assess the impact of this uncertainty in the regulatory environment on its business, results of operations, financial condition and/or cash flows.

On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. The floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required by the 2014 Money Fund Rules and Guidance, effective October 14, 2016, resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Given the current regulatory environment and the potential for deregulation or future additional or modified regulation or guidance, Federated is unable to fully assess the degree of the impact of adopted or proposed regulations, and other regulatory developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows.
Given the potential for deregulation and the continued efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
Outside of the U.S., international regulators and other authorities, such as the FCA and Central Bank of Ireland, also have adopted and proposed regulations that could increase Federated's operating expenses and adversely affect Federated's business, results of operation, financial condition and/or cash flows. In addition to other potential future regulation, an FTT, particularly if enacted with broad application, would be detrimental to Federated's fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows (including to Federated's non-U.S. operations). Management continues to monitor and evaluate the potential impact of European money market reforms and other regulatory developments on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including to Federated's non-U.S. operations). See Item 1- Business under the caption Regulatory Matters for additional information regarding Brexit, European money market fund reforms, and the EU FTT and UK FTT. Among other potential impacts, compliance risks, the cost of compliance and other operational expenses have increased, and may continue to increase, it may become more difficult to passport products between the UK and EU Member States, and certain money market fund products may become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues and operating income. The designation as a non-bank, non-insurance company global systemically important financial institution by the FSB also could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. See Item 1- Business under the caption Regulatory Matters for additional information regarding non-bank, non-insurance company global systemically important financial institution designations by the FSB. Among other potential impacts, any such designation would subject the designated entity to enhanced banking-oriented measures, including, for example, capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, thereby increasing compliance risk and compliance costs. Federated is unable to assess the degree of any potential impact that Brexit, European money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until negotiations for the UK's exit are completed, such regulatory developments receive final approval and become effective or an FTT is enacted. Federated also is unable to assess whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution at this time.
Changes in laws, regulations, rules, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers (or vendors), customers and other third-parties with whom Federated, and its products (such as the Federated Funds), conduct business. For example, provisions of the Dodd-Frank Act or the Final Fiduciary Rule may affect intermediaries' sale or use of Federated's products or strategies. Among other potential impacts, these changes are affecting, and may continue to affect, Federated's arrangements with these intermediaries, and may continue to increase fee pressure, reduce the number of Federated products and strategies offered by intermediaries, cause certain clients or intermediaries to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated's or such intermediaries' respective businesses. This also resulted, and will likely continue to result, in Federated or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated or its products (including the Federated Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows.
Federated's business also has been, and will continue to be, impacted by the Tax Cuts and Jobs Act of 2017 (Tax Act), signed into law on December 22, 2017. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Business Developments for additional information. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions effect similar changes, among other potential impacts, there could be a material adverse effect on Federated's tax liability and effective tax rate and, as a result, net income. Various investment products also may be impacted by tax changes, which could have an adverse effect on the products and Federated's business, results of operations, financial condition and/or cash flows.
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
Risk of Federated's Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 41% of Federated's total revenue for 2017 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated's retail and government money market funds, as well as its private and collective money market funds, seek to maintain a stable NAV. Although stable NAV money market funds seek to maintain an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-place precision ($1.0000). It is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources, such as significant credit analysis and attention to security valuation in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund can fluctuate, and there is no guarantee that a government or retail (i.e. stable NAV) money market fund will be able to preserve a stable NAV in the future. Market conditions could lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory changes or developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated stable NAV money market fund were to decline to less than $1.00 per share, such Federated money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows. It is also possible that, if an institutional prime or municipal (or tax-exempt) money market fund's fluctuating NAV consistently or significantly declines to less than $1.0000 per share, such Federated money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows.
No Assurance of Access to Sufficient Liquidity. From time to time, Federated's operations may require more cash than is available from operations. In these circumstances, it may be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated equity or debt securities. Federated's ability to raise additional capital in the future will be affected by several factors including, for example, Federated's creditworthiness and the market value of Federated's common stock, as well as general market conditions. There can be no assurance that Federated will be able to obtain these funds and financing on acceptable terms, if at all, and, if Federated cannot obtain such funds, it could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of investment products and strategies (such as mutual funds and Separate Accounts) with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, the type (e.g., passive versus actively managed, fund versus FDIC-insured deposits) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated may decide to reduce the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) in order to retain or attract customers. Such fee reductions, or other effects of competition, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
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
A significant portion of Federated's revenue is derived from providing products (such as mutual funds) and strategies to the wealth management and trust market, comprising approximately 4,200 banks and other financial institutions. Future profitability of Federated will be adversely affected if it is unable to retain or grow its share of this market, and could also be adversely affected by consolidations in the banking and securities industries, as well as regulatory changes or developments impacting its customers.
Potential Adverse Effects of Changes in Federated's Distribution Channels. Federated acts as a wholesaler of investment products and strategies to financial intermediaries, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. Federated also sells investment products and strategies directly to corporations, institutions and other customers. There can be no assurance that Federated will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated products and strategies or that Federated's relationship with any one or more financial intermediaries or other customers will continue over time or on existing economic terms. The impact of Voluntary Yield-related Fee Waivers and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in the distribution fee arrangements with one or more financial intermediaries, changes in customer relationships and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of Voluntary Yield-related Fee Waivers and related reductions in distribution expense, Federated has experienced increases in the cost of distribution as a percentage of total fund revenue from 34% in 2007 to 36% in 2017. Federated expects such costs to continue to increase in total due to asset growth, and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated's operating and net income.
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
Operational Risks. Federated's products, business and operations are supported internally and through management of relationships with various third party service providers (or vendors), both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, deficiencies in operating systems, business disruptions, inadequacies or breaches in Federated's, its products' or a service provider's internal control processes, unauthorized disclosure of confidential, proprietary or non-public personal information and noncompliance with regulatory requirements, investment parameters or customer-imposed restrictions. As Federated's and its relevant service providers' businesses expand and require additional scalability, operational risk increases both domestically and internationally. Management relies on its employees, systems and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
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
Impairment Risk. At December 31, 2017, Federated had intangible assets including goodwill totaling $736.9 million on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated's acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated's financial position and results of operations for the period.
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
In addition, like other companies in the investment management industry and elsewhere, Federated's business relies on the security and reliability of information and communications technology, systems and networks. Federated uses digital technology, including, for example, networked systems, email and the Internet, to conduct business operations and engage clients, customers, employees, products, accounts, shareholders and relevant service providers, among others. The use of the Internet and other electronic media, computers and technology exposes Federated, its business, its products and strategies and services, customers, and relevant service providers, and their respective operations, to potential risks from frequent cybersecurity attacks, events or incidents (cyber incidents). For example, Federated and relevant service providers collect, maintain and transmit confidential, proprietary and non-public personal customer information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Federated, as well as its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies, and a cyber incident that impacts that information, or the generation and filing processes, may prevent required regulatory filings and reports from being made.
Cyber incidents can result from intentional (or deliberate) attacks or unintentional events by insiders or third parties, including cybercriminals, competitors, nation-states and "hacktivists," among others. Cyber incidents may include, for example, phishing, use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attaches, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, and attacks (including, but not limited to, denial-of-service attacks on websites) which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information).
Like other companies, Federated has experienced, and will continue to experience, cyber incidents consistently. As of December 31, 2017, cyber incidents have not had a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Cyber incidents can affect, potentially in a material way, Federated's relationships with its clients, customers, employees, products, accounts, shareholders and relevant service providers. A cyber incident may cause Federated, its business, products or services, employees, customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business, customer, employee or personal information, or intellectual property, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity laws and regulations and with protection, detection, remediation and corrective measures), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated's or its customers' assets are invested also could cause such investments to lose value. Any of these cyber incidents may become incrementally worse if they were to remain undetected for an extended period of time. The operating systems of Federated, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures which seek to ensure that such systems are protected from cyber incidents. Federated has established a committee to oversee Federated's information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated's Board of Directors, on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other vendor management efforts, Federated also conducts due diligence on key service providers (or vendors) relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated's ability to prevent or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated, and its relevant affiliates and products, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated's risk from cyber incidents also can increase as a result of expansion into new markets, domestic or international acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or "weaponized") by hackers. While Federated cannot predict the financial or reputational impact to its business resulting from any cyber incident, depending upon the nature, magnitude and severity of a cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows. The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, including, for example, technology, systems, skilled personnel and service providers (or vendors), as well as vendor management, have, and will continue to, increase Federated's operating expenses, and can adversely effect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated's revenues are derived from investment advisory agreements with Federated Funds (and to a lesser extent, sub-advised mutual funds) that, as required by law, are terminable upon 60 days' notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund's board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements may be approved by the mutual fund's directors or trustees and shareholders. A sale or other transfer of a sufficient number of shares of Federated's voting securities to transfer control of Federated could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect Federated's ability to realize the value of these agreements. Federated's investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act are generally terminable upon notice to Federated (or in certain cases, after a 30 day, 60 day or similar notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act also provide that consent is required from Federated's customers before the agreements may be assigned and an assignment, actual or constructive, also will trigger these consent requirements and may adversely affect Federated's ability to realize the value of these agreements.
Under the terms of a 2005 settlement agreement with the SEC and New York State Attorney General, as amended, a Federated investment advisory subsidiary may not serve as investment advisor to any registered investment company unless: (1) at least 75% of the fund's directors are independent of Federated; (2) the chairman of each such fund is independent of Federated; and (3) no action may be taken by the fund's board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively.
Potential Adverse Effects of Unpredictable Events. Unpredictable events, such as a natural disaster, pandemic, war, terrorist attack or other business continuity event, or unexpected market, economic or political developments, could adversely impact Federated's, its customer's and their respective service providers' (or vendors') ability to conduct business. Such events could cause disruptions in economic conditions and financial markets, system interruption, loss of life, unavailability of personnel, an inability to provide information or services, and/or additional costs. There also may be times when industry databases or other third parties publish or distribute information regarding Federated, or its products or services (including Federated Fund asset levels), that may be inaccurate or incomplete, and there can be no assurance that a third-party will interpret or report information accurately. As such, there can be no assurance that unpredictable or unexpected events, or the costs to address such events or inaccurate reports, would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
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
On June 20, 2016, the Division of Investment Management (Division) of the SEC issued a no-action letter under which an Accounting Firm can continue to serve as an independent registered public accountant for an audit client if certain conditions are met, including that a determination is made that the Accounting Firm's objectivity or judgment has not been impaired. In each case involving EY noted above, the relief provided under the June 20, 2016 no-action letter has been relied upon. The no-action letter states that the Division would not object to a relevant entity (such as an investment fund, its affiliates or its investment advisor or such investment advisor's affiliates) continuing to satisfy (and would not recommend enforcement action if such a relevant entity continues to satisfy) applicable regulatory requirements under the federal securities laws by using the audit services provided by an Accounting Firm that may not be in compliance with the Loan Rule, so long as the requisite conditions are satisfied. If a circumstance arises in which the relief provided by the no-action letter would not be available, Federated and EY would explore other appropriate actions. The no-action letter was initially effective for 18 months (or until December 20, 2017). On September 22, 2017, the Division extended the no-action letter past December 20, 2017 until amendments to the Loan Rule that are designed to address the concerns of the no-action letter are promulgated and become effective.
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
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Federated can be subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil or otherwise) and other claims by its regulators (regulatory claims). Federated also can be subject to customer, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated's business, products and strategies expand, Federated enters new countries or markets, and financial products and other investments, markets and technology increase in complexity, the attention and resources that Federated devotes to compliance increases and the possibility and occurrences of non-compliance may increase. Federated has business-related claims asserted and threatened against it, and is subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated may be subject to business-related claims, and administrative, regulatory or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated cannot assess or predict whether, when or what types of business-related claims or regulatory claims (collectively, claims) may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated may be initially unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. In certain circumstances, insurance coverage may not be available or deductible amounts may not be exceeded, and Federated may have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated's business, products and services generally.
Federated's Status as a "Controlled Company." Federated has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Federated's Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated's President and Chief Executive Officer and Chairman of the Board, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated's Vice President, Treasurer and Chief Financial Officer and a director, and their mother, Rhodora J. Donahue. Accordingly, Federated qualifies as a "controlled company" under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated's board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated leases space sufficient to meet its operating needs. Federated's operations are headquartered in Pittsburgh, Pennsylvania where it occupies approximately 259,000 square feet in the Federated Investors Tower. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania and an aggregate of approximately 17,000 square feet at other locations in the Pittsburgh area. Federated also leases office space in New York, New York, for Federated Global Investment Management Corp.; in Boston, Massachusetts, for Federated MDTA LLC; in Rochester, New York, for Federated Clover Investment Advisors, a division of Federated Global Investment Management Corp.; in Wilmette, Illinois, for Federated International Securities Corp; in Frankfurt, Germany, for Federated Asset Management GmbH; and in London, England for Federated Investors (UK) LLP. Federated's leased office space is used for its investment management business.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (17) to the Consolidated Financial Statements.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Federated's Class B common stock is traded on the NYSE under the symbol FII. The following table summarizes quarterly high and low trading stock prices and quarterly dividends per common share for 2017 and 2016.

	March 31,	June 30,	September 30,	December 31,
2017
Stock price per share
High	$29.17	$28.32	$30.03	$36.67
Low	$24.93	$25.24	$26.42	$29.66
Cash dividends per share	$0.25	$0.25	$0.25	$0.25
2016
Stock price per share
High	$29.16	$32.81	$33.13	$29.96
Low	$22.76	$26.60	$27.69	$24.52
Cash dividends per share[1]	$0.25	$0.25	$0.25	$1.25

1
For the quarter ended December 31, 2016, Federated paid $1.00 per share as a special cash dividend and a $0.25 per share regular dividend. All dividends were considered ordinary dividends for tax purposes.

The approximate number of beneficial shareholders of Federated's Class A and Class B common stock as of February 6, 2018, was 1 and 36,759, respectively. See Item 1A - Risk Factors under the caption Federated's Status as a "Controlled Company" for additional information on Federated's Class A common stock.

The following table summarizes stock repurchases under Federated's share repurchase program during the fourth quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program[1]
October[2]	1,000	$3.00	0	2,319,308
November[2]	145,665	30.80	145,000	2,174,308
December[2]	50,572	2.90	0	2,174,308
Total	197,237	$23.51	145,000	2,174,308

1
In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock with no stated expiration date. No other programs existed as of December 31, 2017. See Note (12) to the Consolidated Financial Statements for additional information on this program.

2
In October, November and December 2017, 1,000 shares, 665 shares and 50,572 shares, respectively, of Federated Class B restricted stock with weighted-average prices of $3.00 per share, $0.00 per share and $2.90 per share, respectively, were repurchased as certain employees forfeited restricted stock.

Stock Performance Graph

The following performance graph compares the total shareholder return of an investment in Federated's Class B Common Stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2017.
The graph assumes that the value of the investment in Federated's Class B Common Stock and each index was $100 on December 31, 2012. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2017, Federated is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Federated	$147.76	$174.78	$156.80	$165.90	$219.21
S&P MidCap 400 Index	$133.50	$146.54	$143.35	$173.08	$201.20
S&P 1500 Asset Management & Custody Banks Index	$149.26	$163.56	$147.59	$163.76	$211.91

ITEM 6 – SELECTED FINANCIAL DATA

The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated for the five years ended December 31, 2017 have been derived from Federated's audited Consolidated Financial Statements.

in thousands, except per share data and managed assets
Years Ended December 31,	2017	2016	2015	2014	2013
Statement of Income Data
Total revenue	$1,102,924	$1,143,371	$926,609	$859,250	$878,365
Operating income	341,508	335,683	279,446	237,949	251,743
Net income including noncontrolling interests in subsidiaries[1]	294,901	221,514	171,986	149,822	166,355
Net income attributable to Federated Investors, Inc.[1]	291,341	208,919	169,807	149,236	162,177
Share Data Attributable to Federated Investors, Inc.
Earnings per share – Basic and Diluted[2]	$2.87	$2.03	$1.62	$1.42	$1.55
Cash dividends per share[3]	$1.00	$2.00	$1.00	$1.00	$0.98
Weighted-average shares outstanding – Basic	97,411	99,116	100,475	100,721	100,668
Weighted-average shares outstanding – Diluted	97,412	99,117	100,477	100,723	100,669
Balance Sheet Data at Period End
Intangible assets, net and Goodwill	$736,915	$733,137	$734,492	$733,847	$735,345
Total assets	1,231,410	1,155,107	1,187,203	1,140,519	1,135,797
Long-term debt[4]	170,000	165,750	191,250	216,750	198,333
Federated Investors, Inc. shareholders' equity[3]	761,215	594,826	647,816	609,494	566,119
Impact of Voluntary Yield-related Fee Waivers[5]
Revenue	$(4,417)	$(87,872)	$(333,605)	$(410,553)	$(389,031)
Less: Reduction in Distribution expense	3,587	65,848	240,610	280,851	277,168
Operating income	(830)	(22,024)	(92,995)	(129,702)	(111,863)
Less: Reduction in Noncontrolling interest	0	0	7,114	10,699	6,800
Pre-tax impact	(830)	(22,024)	(85,881)	(119,003)	(105,063)
Managed Assets (in millions)
As of period end	$397,570	$365,908	$361,112	$362,905	$376,084
Average for the period	366,421	362,938	353,493	358,467	371,127

1	2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

2	2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

3	Federated paid a special dividend to shareholders of $1.00 per share or $102.2 million in 2016.

4
In 2014, Federated amended and restated the 2011 agreement to extend the term of the loan. In 2017, Federated amended and restated the 2014 agreement to refinance the revolving credit facility and term loan facility, replacing both with a single revolving credit facility. See Note (9) to the Consolidated Financial Statements for additional information.

5	See Note (3) to the Consolidated Financial Statements for additional information regarding Voluntary Yield-related Fee Waivers.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors, Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.
General
Federated is one of the largest investment managers in the U.S. with $397.6 billion in managed assets as of December 31, 2017. The majority of Federated's revenue is derived from advising the Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing. For additional information on Federated's markets, see Item 1 - Business under the caption Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged to fixed-income products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Accordingly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products and strategies to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
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

Business Developments
Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly modified the federal tax code and, among other changes, reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. In addition, as a result of this rate change, Federated's 2017 results include a $70.4 million reduction to the income tax provision resulting from the revaluation of its net deferred tax liability, which increased 2017 earnings per share by $0.69. This represents a provisional estimate based on management's initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the Treasury Department and the potential for additional guidance from the SEC and/or the FASB, this estimate may be adjusted during 2018. The reduction in the corporate income tax rate will be effective for 2018 and is expected to have a material impact on Federated's results of operations and cash flows. Management estimates that its combined federal, state and local tax rate will be approximately 24% to 25% for 2018. The actual tax rate could vary significantly from management's estimates.
The Tax Act's international provisions regarding Global Intangible Low-Taxed Income (GILTI) and the Base Erosion Anti-Avoidance Tax (BEAT) are not expected to have a material impact on Federated's financial statements. However, this assessment is based on preliminary review and analysis of these provisions and may change as Federated continues its evaluation of these highly complex rules, for which interpretive guidance is needed and expected.
In January 2018, the FASB released guidance on the accounting for the GILTI provisions, indicating that a company can elect an accounting policy either to account for the GILTI tax as an expense in the period incurred or to factor the GILTI tax into the measurement of deferred taxes. As Federated requires additional time to evaluate the GILTI provisions and their accounting implications, it has not yet elected its accounting policy with regard to this item.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2017	2016	2017 vs. 2016
By Asset Class
Money market	$265,214	$252,213	5%
Equity	68,139	62,381	9
Fixed-income	64,217	51,314	25
Total managed assets	$397,570	$365,908	9%
By Product Type
Funds:
Money market	$185,536	$206,411	(10)%
Equity	38,101	36,231	5
Fixed-income	41,200	39,434	4
Total fund assets	264,837	282,076	(6)
Separate Accounts:
Money market	$79,678	$45,802	74%
Equity	30,038	26,150	15
Fixed-income	23,017	11,880	94
Total separate account assets	132,733	83,832	58
Total managed assets	$397,570	$365,908	9%

Average Managed Assets

in millions for the years ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
By Asset Class
Money market	$245,459	$252,346	$246,539	(3)%	2%
Equity	65,693	59,431	54,149	11	10
Fixed-income	55,269	51,161	52,805	8	(3)
Total average managed assets	$366,421	$362,938	$353,493	1%	3%
By Product Type
Funds:
Money market	$176,580	$213,906	$213,694	(17)%	0%
Equity	37,377	35,846	35,017	4	2
Fixed-income	40,741	38,772	39,973	5	(3)
Total average fund assets	254,698	288,524	288,684	(12)	0
Separate Accounts:
Money market	$68,879	$38,440	$32,845	79%	17%
Equity	28,316	23,585	19,132	20	23
Fixed-income	14,528	12,389	12,832	17	(3)
Total average separate account assets	111,723	74,414	64,809	50	15
Total average managed assets	$366,421	$362,938	$353,493	1%	3%

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2017	2016
Equity Funds
Beginning assets	$36,231	$34,125
Sales	5,764	11,617
Redemptions	(9,589)	(11,159)
Net (redemptions) sales	(3,825)	458
Net exchanges	(38)	(41)
Acquisition-related	287	0
Market gains and losses[1]	5,446	1,689
Ending assets	$38,101	$36,231
Equity Separate Accounts
Beginning assets	$26,150	$19,431
Sales[2]	6,447	10,773
Redemptions[2]	(6,617)	(5,469)
Net (redemptions) sales[2]	(170)	5,304
Market gains and losses[1]	4,058	1,415
Ending assets	$30,038	$26,150
Total Equity Assets
Beginning assets	$62,381	$53,556
Sales[2]	12,211	22,390
Redemptions[2]	(16,206)	(16,628)
Net (redemptions) sales[2]	(3,995)	5,762
Net exchanges	(38)	(41)
Acquisition-related	287	0
Market gains and losses[1]	9,504	3,104
Ending assets	$68,139	$62,381

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2017	2016
Fixed-income Funds
Beginning assets	$39,434	$37,989
Sales	14,814	14,624
Redemptions	(14,670)	(14,403)
Net sales	144	221
Net exchanges	(11)	(69)
Acquisition-related	148	0
Market gains and losses[1]	1,485	1,293
Ending assets	$41,200	$39,434

Fixed-income Separate Accounts
Beginning assets	$11,880	$13,130
Sales[2]	12,750	1,164
Redemptions[2]	(2,377)	(3,097)
Net sales (redemptions)[2]	10,373	(1,933)
Net exchanges	(56)	1
Market gains and losses[1]	820	682
Ending assets	$23,017	$11,880

Total Fixed-income Assets
Beginning assets	$51,314	$51,119
Sales[2]	27,564	15,788
Redemptions[2]	(17,047)	(17,500)
Net sales (redemptions)[2]	10,517	(1,712)
Net exchanges	(67)	(68)
Acquisition-related	148	0
Market gains and losses[1]	2,305	1,975
Ending assets	$64,217	$51,314

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Total Changes in Equity and Fixed-Income Assets

in millions for the years ended December 31,	2017	2016
Funds
Beginning assets	$75,665	$72,114
Sales	20,578	26,241
Redemptions	(24,259)	(25,562)
Net (redemptions) sales	(3,681)	679
Net exchanges	(49)	(110)
Acquisition-related	435	0
Market gains and losses[1]	6,931	2,982
Ending assets	$79,301	$75,665

Separate Accounts
Beginning assets	$38,030	$32,561
Sales[2]	19,197	11,937
Redemptions[2]	(8,994)	(8,566)
Net sales[2]	10,203	3,371
Net exchanges	(56)	1
Market gains and losses[1]	4,878	2,097
Ending assets	$53,055	$38,030

Total Assets
Beginning assets	$113,695	$104,675
Sales[2]	39,775	38,178
Redemptions[2]	(33,253)	(34,128)
Net sales[2]	6,522	4,050
Net exchanges	(105)	(109)
Acquisition-related	435	0
Market gains and losses[1]	11,809	5,079
Ending assets	$132,356	$113,695

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

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2017	2016	2015	2017	2016	2015
By Asset Class
Money market assets	67%	70%	70%	41%	45%	33%
Equity assets	18%	16%	15%	42%	38%	46%
Fixed-income assets	15%	14%	15%	17%	17%	21%
By Product Type
Funds:
Money market assets	48%	59%	61%	38%	44%	32%
Equity assets	10%	10%	10%	34%	31%	38%
Fixed-income assets	11%	11%	11%	15%	15%	19%
Separate Accounts:
Money market assets	19%	11%	9%	3%	1%	1%
Equity assets	8%	6%	5%	8%	7%	8%
Fixed-income assets	4%	3%	4%	2%	2%	2%
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
Period-end and average managed assets increased 9% and 1%, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Period-end money market assets increased 5% at December 31, 2017 as compared to December 31, 2016. Average money market assets decreased 3% for 2017 compared to 2016. After raising its target funds rate three times in 2017, the FOMC signaled three additional increases are likely in 2018. It also moved to begin its very modest plan to start shrinking the Federal Reserve's balance sheet. Period-end equity assets increased 9% at December 31, 2017 as compared to December 31, 2016 primarily due to market appreciation, partially offset by net redemptions. Average equity assets increased 11% for 2017 as compared to 2016. Period-end fixed-income assets increased 25% at December 31, 2017 as compared to December 31, 2016, primarily as a result of net sales and, to a lesser extent, market appreciation, while average fixed-income assets increased 8% for 2017 as compared to 2016. Equity markets, as measured by the major indexes, continued to set a series of new highs in 2017's final quarter, driven by improved earnings, accelerating economic growth and expectations for tax reform legislation that ultimately was approved and signed into law in late December. The bond market saw Treasury yields trend modestly higher over the same three-month period, driven by stronger growth, hints of higher inflation and a general risk-on environment.
Total average managed assets increased 3% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Period-end money market assets decreased 2% at December 31, 2016 as compared to December 31, 2015. Average money market assets increased 2% for 2016 compared to 2015. After indicating as many as four short-term interest rate increases may occur in 2016, Federal Reserve policymakers held back, with the FOMC raising the federal funds target rate only once at December's meeting to a still accommodative range of 0.50% to 0.75%. Period-end equity assets increased 16% at December 31, 2016 as compared to December 31, 2015 primarily due to net sales and, to a lesser extent, market appreciation. Average equity assets increased 10% for 2016 as compared to 2015. Period-end fixed-income assets increased slightly at December 31, 2016 as compared to December 31, 2015 primarily as a result of market appreciation being nearly completely offset by net redemptions, while average fixed-income assets decreased 3% for 2016 as compared to 2015. During 2016, both equity and fixed-income assets reflected a somewhat volatile year that began with concerns about China and plunging oil prices and ended with the election of Donald Trump as U.S. President. In between, concerns about China faded, oil prices and the U.S. economy rebounded, and the British delivered another unexpected political outcome, voting in favor of the UK exiting the EU.

Results of Operations
Revenue. Revenue decreased $40.4 million in 2017 as compared to 2016 primarily due to a decrease of $84.1 million from a change in the mix of average money market assets and a net decrease of $58.6 million due to a change in a customer relationship (after taking into account the $19.5 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). These decreases in revenue were partially offset by a decrease of $83.4 million in Voluntary Yield-related Fee Waivers and increases of $30.0 million and $6.7 million due to higher average equity assets and fixed-income assets, respectively.
See Note (3) to the Consolidated Financial Statements and Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.
Federated's ratio of revenue to average managed assets for 2017 was 0.30% as compared to 0.31% for 2016. The decrease in the rate was primarily related to a change in the mix of average money market assets and the change in a customer relationship, partially offset by a decrease in Voluntary Yield-related Fee Waivers and an increase in revenue due to higher average equity assets in 2017 as compared to 2016.
Revenue increased $216.8 million in 2016 as compared to 2015 primarily due to a decrease of $245.8 million in Voluntary Yield-related Fee Waivers and an increase of $8.8 million due to higher average equity assets. These increases in revenue were partially offset by a decrease of $23.8 million due to a change in the mix of average money market assets and a decrease of $10.4 million due to the lower average fixed-income assets.
Federated's ratio of revenue to average managed assets for 2016 was 0.31% as compared to 0.26% for 2015. The increase in the rate was primarily due to the decrease in Voluntary Yield-related Fee Waivers.
See Note (3) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue.
Operating Expenses. Total operating expenses for 2017 decreased $46.3 million compared to 2016. Distribution expense decreased $40.9 million in 2017 as compared to 2016 primarily due to a decrease of $59.2 million related to lower average money market fund assets and a net decrease of $41.7 million due to a change in a customer relationship (after taking into account the $6.2 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). These decreases in Distribution expense were partially offset by an increase of $62.3 million related to a decrease in Voluntary Yield-related Fee Waivers. Compensation and related expense decreased $7.3 million in 2017 as compared to 2016 primarily due to decreased incentive compensation driven primarily by sales performance.
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
Nonoperating Income (Expenses). Nonoperating income, net, increased $5.2 million in 2017 as compared to 2016. The increase is primarily due to a $6.0 million increase in Gain (loss) on securities, net primarily due to an increase in net gains realized from the redemption of available-for-sale securities in 2017 ($4.2 million) and the impairments of certain available-for-sale securities in 2016 ($1.6 million).
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
Income Taxes. The income tax provisions for 2017, 2016, and 2015 were $57.1 million, $119.4 million, and $102.9 million, respectively. The provision for 2017 decreased $62.3 million as compared to 2016 primarily due to a $70.4 million reduction related to the revaluation of Federated's net deferred tax liability resulting from the enactment of the Tax Act, which was signed into law on December 22, 2017 and reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. The provision for 2016 increased $16.5 million as compared to 2015 primarily due to higher Income before income taxes. The effective tax rate was 16.2% for 2017, 35.0% for 2016 and 37.4% for 2015. The decrease in the effective tax rate for 2017 as compared to 2016 was primarily due to the aforementioned revaluation of Federated's net deferred tax liability. The decrease in the effective tax rate for 2016 compared to 2015 was primarily due to an increase in net income from noncontrolling interests in 2016 compared to 2015, which is not taxable to Federated but is included in Income before income taxes (1.0%) and the adoption of the new share-based compensation guidance which required that all excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) now be recognized in the Income tax provision in the

Consolidated Statements of Income (0.8%). See Note (13) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
For 2017, Federated's pre-tax book income exceeded federal taxable income by $40.2 million due primarily to tax differences of $33.8 million associated with certain intangible assets and $9.4 million due to state income taxes. For 2016, Federated's pre-tax book income exceeded federal taxable income by $70.6 million due primarily to tax differences of $38.9 million associated with certain intangible assets, $12.6 million due to non-taxable net income attributable to the noncontrolling interests in subsidiaries, $7.7 million due to state income taxes and $7.0 million due to dividends paid on unvested restricted stock. For 2015, Federated's pre-tax book income exceeded federal taxable income by $64.0 million due primarily to tax differences of $58.8 million associated with certain intangible assets.
Net Income Attributable to Federated Investors, Inc. Net income increased $82.4 million in 2017 as compared to 2016 primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2017 increased $0.84 as compared to 2016 primarily due to increased net income ($0.80, of which $0.69 related to the aforementioned revaluation of Federated's net deferred tax liability) and lower weighted-average Federated Common Stock outstanding ($0.04).
Net income increased $39.1 million in 2016 as compared to 2015 primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for 2016 increased $0.41 as compared to 2015 primarily due to increased net income ($0.38) and lower weighted-average Federated Common Stock outstanding ($0.03).
Liquidity and Capital Resources
Liquid Assets. At December 31, 2017, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $392.6 million as compared to $310.3 million at December 31, 2016. The change in liquid assets is discussed below.
At December 31, 2017, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $309 million), that meet the requirement of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $270.4 million for 2017 as compared to $252.8 million for 2016. The increase of $17.6 million was primarily due to (1) an increase of $25.1 million related to the net sales of trading securities for 2017 as compared to net purchases in 2016, (2) a decrease in cash paid related to the $40.9 million decrease in distribution-related expenses previously discussed and (3) a decrease in cash paid related to the $7.3 million decrease in compensation-related expense previously discussed. These items were partially offset by (1) a decrease in cash received related to the $40.4 million decrease in revenue previously discussed and (2) an increase of $13.8 million in cash paid for taxes primarily due to an increase in Income before income taxes after excluding income from noncontrolling interests in subsidiaries (which is not taxable to Federated).
Cash Provided by Investing Activities. In 2017, net cash provided by investing activities was $118.0 million which primarily represented $140.2 million in proceeds from redemptions of securities available for sale, partially offset by $9.8 million in cash paid for property and equipment (including technology), $8.1 million in purchases of securities available for sale and $4.4 million in cash paid for a business acquisition.
Cash Used by Financing Activities. In 2017, net cash used by financing activities was $176.9 million. Of this amount, Federated (1) paid $101.5 million or $1.00 per share in dividends to holders of its common shares, (2) paid $48.6 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (12) to the Consolidated Financial Statements for additional information) and (3) repaid $21.3 million in connection with its debt obligations (see Note (9) to the Consolidated Financial Statements for additional information).
Borrowings. In 2017, Federated entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Second Amended and Restated

Credit Agreement, which was dated June 24, 2014 and scheduled to mature on June 24, 2019 (Prior Credit Agreement). The Credit Agreement refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility which has an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. Federated made debt payments of $21.3 million in 2017 and $25.5 million in both 2016 and 2015. As of December 31, 2017, Federated has $205 million available to borrow under the Credit Agreement. See Note (9) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2017. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2017, the interest coverage ratio was 94 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2017, the leverage ratio was 0.4 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Dividends. Cash dividends of $101.5 million, $205.5 million and $104.6 million were paid in 2017, 2016 and 2015 respectively, to holders of Federated common stock. Of the amount paid in 2016, $102.2 million represented a $1.00 special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
Future Cash Needs. In addition to the contractual obligations described below, management expects that principal uses of cash will include funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, funding business acquisitions and global expansion, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated's future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On January 25, 2018, the board of directors declared a $0.25 per share dividend. The dividend was payable to shareholders of record as of February 8, 2018, resulting in $25.3 million being paid on February 15, 2018.
After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of December 31, 2017.
Investments—consolidated investment companies at December 31, 2017 decreased $12.7 million from December 31, 2016 primarily due to the liquidation of three consolidated Federated Funds, partially offset by a newly consolidated Federated Fund. See Note (4) to the Consolidated Financial Statements for more information.
Management estimates that of the $10.5 million of deferred tax assets, net of valuation allowances recorded on the Consolidated Balance Sheets (primarily recorded in Long-term deferred tax liability, net) at December 31, 2017, $5.3 million and $2.0 million will reverse in 2018 and 2019, respectively, as tax deductions are taken in those years for various expenses recorded for book purposes in 2017 or prior years, primarily related to certain compensation-related expenses.
There were no indicators of goodwill impairment as of December 31, 2017 as Federated's market capitalization exceeded the book value of equity by more than 350%.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, Federated did not have any material off-balance sheet arrangements.

Contractual Obligations
The following table presents, as of December 31, 2017, Federated's significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments due in
in millions	2018	2019-2020	2021-2022	After 2022	Total
Long-term debt obligations	$0.0	$0.0	$170.0	$0.0	$170.0
Operating lease obligations	13.7	28.0	27.9	80.3	149.9
Purchase obligations	12.6	7.9	0.0	0.0	20.5
Employment-related commitments	10.7	6.2	0.0	0.0	16.9
Other obligations	2.4	1.1	0.0	0.0	3.5
Total	$39.4	$43.2	$197.9	$80.3	$360.8
Long-term debt obligations. In 2017, Federated refinanced the Prior Credit Agreement and is no longer committed to make quarterly principal payments. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. Amounts include principal only. The interest is variable, based on the London Interbank Offering Rate (LIBOR) plus a 112.5 basis point spread, in accordance with the Credit Agreement. Assuming management's current plan for repayment of the Credit Agreement and LIBOR as of December 31, 2017, Federated's interest payments are estimated to be $4.3 million, $7.1 million and $3.2 million for 2018, 2019-2020, and 2021-2022, respectively. Any changes in future cash needs can impact the projected repayment schedule. As such, management's repayment plan is subject to change at management's discretion, which may impact the estimated interest payments. See Note (9) to the Consolidated Financial Statements for additional information.
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
At December 31, 2017, Federated had $75.8 million in indefinite-lived intangible assets, recorded on its Consolidated Balance Sheets, primarily in Renewable investment advisory contracts. No indicators of impairment existed as of December 31, 2017 or 2016 and no impairments were recorded during the years ended December 31, 2017, 2016 or 2015.

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
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2017 and 2016, Federated was exposed to interest-rate risk as a result of holding investments in fixed-income Federated Funds ($1.4 million and $105.1 million, respectively) and investments in debt securities held by certain consolidated investment companies and strategies ($15.7 million and $22.4 million, respectively). At December 31, 2017 and 2016, management considered a hypothetical 200-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations. At December 31, 2017 and 2016, these investments and additional investments in money market accounts ($309.1 million and $96.7 million, respectively) exposed Federated to credit risk. At December 31, 2017 and 2016, management considered a hypothetical 200-basis-point fluctuation in credit spreads. Management determined that the impact of such a fluctuation on these investments held at December 31, 2017 would not have a material effect on Federated's financial condition or results of operations. At December 31, 2016, this fluctuation could have impacted Federated's financial condition and results of operations by approximately $6 million.
Federated was also exposed to interest-rate risk in connection with the Credit Agreement and the former term loan facility under the Prior Credit Agreement. The Credit Agreement bears interest based on LIBOR plus a 112.5 basis point spread. At December 31, 2017, the balance of the Credit Agreement was $170.0 million. At December 31, 2016, the balance of the term loan facility under the Prior Credit Agreement was $191.3 million. Management considered a hypothetical 200-basis-point fluctuation in LIBOR interest rates. Management determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations. The Credit Agreement exposed Federated to credit risk at December 31, 2017 and the term loan facility under the Prior Credit Agreement exposed Federated to credit risk at December 31, 2016. If Federated's credit rating were to be downgraded, Federated would be subject to an increase in both the commitment fee and interest rate spread, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated's financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated was exposed to price risk as a result of its $6.6 million and $37.7 million investment in sponsored equity products and strategies at December 31, 2017 and 2016, respectively. Federated's investment in these products and strategies represents its maximum exposure to loss. At both December 31, 2017 and 2016, management considered a hypothetical 20% fluctuation in fair value and determined that the impact of such a fluctuation on these investments held at December 31, 2017 would not have a material effect on Federated's financial condition or results of operations. At December 31, 2016, this fluctuation could have impacted Federated's financial condition and results of operations by approximately $8 million.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2017 and 2016, Federated was exposed to foreign exchange risk as a result of its investments in Federated Funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts held by certain foreign operating subsidiaries of Federated ($1.4 million and $5.6 million, respectively). Of these investments and cash accounts held at both December 31, 2017 and 2016, management considered a hypothetical 20% fluctuation in all applicable currency exchange rates and determined that the impact of such a fluctuation on these investments and cash accounts would not have a material effect on Federated's financial condition or results of operations. Federated also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation. Federated does not hedge these exposures.
In addition to market risks attributable to Federated's investments, substantially all of Federated's revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated's revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2017 or 2016 remained unchanged, a 20% decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated's revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

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
Management assessed the effectiveness of Federated's internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2017, Federated's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued an attestation report on Federated's internal control over financial reporting.

Federated Investors, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
of Federated Investors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Investors, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1996.
Pittsburgh, Pennsylvania
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
of Federated Investors, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Federated Investors, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 23, 2018

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$316,264	$104,839
Investments—affiliates	1,579	130,785
Investments—consolidated investment companies	45,411	58,072
Investments—other	6,284	7,453
Receivables, net of reserve of $60 and $84, respectively	53,482	44,804
Prepaid expenses	11,747	9,994
Other current assets	2,507	3,813
Total current assets	437,274	359,760
Long-Term Assets
Goodwill	660,040	659,189
Renewable investment advisory contracts	73,878	70,378
Other intangible assets, net	2,997	3,570
Property and equipment, net	37,670	39,280
Other long-term assets	19,551	22,930
Total long-term assets	794,136	795,347
Total assets	$1,231,410	$1,155,107
LIABILITIES
Current Liabilities
Short-term debt	$0	$25,500
Accounts payable and accrued expenses	47,595	54,177
Accrued compensation and benefits	74,572	74,745
Other current liabilities	6,682	8,116
Total current liabilities	128,849	162,538
Long-Term Liabilities
Long-term debt	170,000	165,750
Long-term deferred tax liability, net	117,620	176,686
Other long-term liabilities	23,563	22,987
Total long-term liabilities	311,183	365,423
Total liabilities	440,032	527,961
Commitments and contingencies (Note (17))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	30,163	31,362
PERMANENT EQUITY
Federated Investors, Inc. shareholders' equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	343,189	320,793
Retained earnings	697,359	529,749
Treasury stock, at cost, 8,405,003 and 7,515,773 shares Class B common stock, respectively	(278,732)	(255,382)
Accumulated other comprehensive loss, net of tax	(790)	(523)
Total Federated Investors, Inc. shareholders' equity	761,215	594,826
Nonredeemable noncontrolling interest in subsidiary	0	958
Total permanent equity	761,215	595,784
Total liabilities, temporary equity and permanent equity	$1,231,410	$1,155,107
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2017	2016	2015
Revenue
Investment advisory fees, net—affiliates	$591,112	$654,224	$526,564
Investment advisory fees, net—other	140,558	112,601	99,761
Administrative service fees, net—affiliates	188,814	211,646	211,458
Other service fees, net—affiliates	176,397	160,024	84,444
Other service fees, net—other	6,043	4,876	4,382
Total revenue	1,102,924	1,143,371	926,609
Operating Expenses
Distribution	342,779	383,648	232,445
Compensation and related	289,215	296,466	286,932
Systems and communications	31,971	31,271	27,629
Office and occupancy	29,258	27,379	26,706
Professional service fees	29,064	29,443	31,250
Travel and related	12,646	13,228	13,409
Advertising and promotional	11,166	14,522	13,930
Other	15,317	11,731	14,862
Total operating expenses	761,416	807,688	647,163
Operating income	341,508	335,683	279,446
Nonoperating Income (Expenses)
Investment income, net	7,236	7,256	5,056
Gain (loss) on securities, net	8,072	2,108	(5,264)
Debt expense	(4,772)	(4,173)	(4,299)
Other, net	(42)	60	(33)
Total nonoperating income (expenses), net	10,494	5,251	(4,540)
Income before income taxes	352,002	340,934	274,906
Income tax provision	57,101	119,420	102,920
Net income including the noncontrolling interests in subsidiaries	294,901	221,514	171,986
Less: Net income attributable to the noncontrolling interests in subsidiaries	3,560	12,595	2,179
Net income	$291,341	$208,919	$169,807
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$2.87	$2.03	$1.62
Cash dividends per share	$1.00	$2.00	$1.00
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2017	2016	2015
Net income including the noncontrolling interests in subsidiaries	$294,901	$221,514	$171,986

Other comprehensive (loss) income, net of tax
Permanent equity
Unrealized gain (loss) on securities available for sale	1,642	3,029	(4,049)
Reclassification adjustment related to securities available for sale	(2,521)	1,674	1,380
Foreign currency items	612	(617)	(547)
Unrealized gain on interest rate swap	0	0	42
Reclassification adjustment related to interest rate swap	0	0	227
Temporary equity
Foreign currency translation loss	0	(13)	0
Other comprehensive (loss) income, net of tax	(267)	4,073	(2,947)
Comprehensive income including noncontrolling interest in subsidiaries	294,634	225,587	169,039
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest in subsidiaries	3,084	3,189	(1,263)
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	476	9,393	3,442
Comprehensive income attributable to Federated Investors, Inc.	$291,074	$213,005	$166,860
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2015	9,000	104,918,647	4,586,809
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	871,837	(871,837)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(1,696,457)	1,696,457
Balance at December 31, 2015	9,000	104,094,027	5,411,429
Adoption of new accounting pronouncements	0	0	0
Net income	0	0	0
Other comprehensive income (loss), net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	948,860	(948,860)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(3,053,204)	3,053,204
Balance at December 31, 2016	9,000	101,989,683	7,515,773
Net income	0	0	0
Other comprehensive loss, net of tax	0	0	0
Subscriptions – redeemable noncontrolling interest holders	0	0	0
Consolidation/(deconsolidation)	0	0	0
Stock award activity	0	952,570	(952,570)
Dividends declared	0	0	0
Distributions to noncontrolling interest in subsidiaries	0	0	0
Purchase of treasury stock	0	(1,841,800)	1,841,800
Balance at December 31, 2017	9,000	101,100,453	8,405,003
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Investors, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$271,020	$505,394	$(165,258)	$(1,662)	$609,494	$158	$609,652	$3,697
0	169,807	0	0	169,807	3,442	173,249	(1,263)
0	0	0	(2,947)	(2,947)	0	(2,947)	0
0	0	0	0	0	0	0	16,409
0	0	0	0	0	0	0	(6,867)
27,559	(24,810)	26,362	0	29,111	0	29,111	0
0	(104,606)	0	0	(104,606)	0	(104,606)	0
0	0	0	0	0	(2,444)	(2,444)	(3,242)
0	0	(53,043)	0	(53,043)	0	(53,043)	0
298,579	545,785	(191,939)	(4,609)	647,816	1,156	648,972	8,734
123	(911)	0	831	43	0	43	14,850
0	208,919	0	0	208,919	9,393	218,312	3,202
0	0	0	3,255	3,255	0	3,255	(13)
0	0	0	0	0	0	0	17,868
0	0	0	0	0	0	0	(4,579)
22,280	(18,715)	20,150	0	23,715	0	23,715	0
0	(205,329)	0	0	(205,329)	0	(205,329)	0
0	0	0	0	0	(9,591)	(9,591)	(8,700)
0	0	(83,593)	0	(83,593)	0	(83,593)	0
320,982	529,749	(255,382)	(523)	594,826	958	595,784	31,362
0	291,341	0	0	291,341	476	291,817	3,084
0	0	0	(267)	(267)	0	(267)	0
0	0	0	0	0	0	0	4,687
0	0	0	0	0	0	0	(67)
22,396	(22,308)	23,607	0	23,695	0	23,695	0
0	(101,423)	0	0	(101,423)	0	(101,423)	0
0	0	0	0	0	(1,434)	(1,434)	(8,903)
0	0	(46,957)	0	(46,957)	0	(46,957)	0
$343,378	$697,359	$(278,732)	$(790)	$761,215	$0	$761,215	$30,163

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2017	2016	2015
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$294,901	$221,514	$171,986
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	8,025	11,980	15,054
Depreciation and other amortization	10,637	9,578	9,535
Share-based compensation expense	22,508	22,445	22,685
(Gain) loss on disposal of assets	(7,193)	1,070	3,413
(Benefit) provision for deferred income taxes	(59,272)	17,496	19,263
Fair-value adjustments for contingent liabilities	0	320	415
Impairment of assets	0	1,637	1,342
Net sales (purchases) of trading securities	17,024	(8,099)	(11,388)
Consolidation/deconsolidation of investment companies	0	(176)	213
Adoption of new accounting pronouncement	0	(2,653)	0
Deferred sales commissions paid	(4,715)	(11,801)	(13,898)
Contingent deferred sales charges received	1,785	2,195	2,350
Other changes in assets and liabilities:
Increase in receivables, net	(8,657)	(11,120)	(5,505)
(Increase) decrease in prepaid expenses and other assets	(291)	(5,126)	4,471
(Decrease) increase in accounts payable and accrued expenses	(9,160)	6,001	5,451
Increase (decrease) in other liabilities	4,785	(2,490)	7,797
Net cash provided by operating activities	270,377	252,771	233,184
Investing Activities
Purchases of securities available for sale	(8,129)	(3,345)	(5,461)
Cash paid for business acquisitions	(4,352)	0	0
Proceeds from redemptions of securities available for sale	140,249	7,990	5,756
Cash paid for property and equipment	(9,799)	(12,839)	(6,026)
Net cash provided (used) by investing activities	117,969	(8,194)	(5,731)
Financing Activities
Dividends paid	(101,511)	(205,468)	(104,628)
Purchases of treasury stock	(48,642)	(81,771)	(53,868)
Distributions to noncontrolling interests in subsidiaries	(10,337)	(18,291)	(5,686)
Contributions from noncontrolling interests in subsidiaries	4,687	17,868	16,409
Cash paid for amended and restated credit agreement	(483)	0	0
Payments on contingent consideration liabilities	(684)	(640)	(2,015)
Proceeds from shareholders for share-based compensation	1,299	1,436	1,552
Excess tax benefits from share-based compensation	0	0	3,644
Payments on debt	(21,250)	(25,500)	(25,500)
Net cash used by financing activities	(176,921)	(312,366)	(170,092)
Net increase (decrease) in cash and cash equivalents	211,425	(67,789)	57,361
Cash and cash equivalents, beginning of year	104,839	172,628	115,267
Cash and cash equivalents, end of year	$316,264	$104,839	$172,628
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$118,412	$104,581	$77,247
Interest	$4,109	$3,487	$3,985
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2017, 2016 and 2015)

(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated provides investment advisory, administrative, distribution and other services to the Federated Funds and Separate Accounts in both domestic and international markets. For presentation purposes in the Consolidated Financial Statements, the Federated Funds are considered to be affiliates of Federated.
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
(d) Principles of Consolidation
Federated performs an analysis for each Federated Fund or other entity in which Federated holds a financial interest to determine if it is a VIE or voting rights entity (VRE). Factors considered in this analysis include, but are not limited to, whether (1) it is a legal entity, (2) a scope exception applies, (3) a variable interest exists and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated's involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated holds the majority voting interest. Federated's conclusion to consolidate a Federated Fund may vary from period to period, most commonly as a result of changes in its percentage interest in the entity.

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
(g) Investments
Federated's investments are categorized as Investments—affiliates, Investments—consolidated investment companies or Investments—other on the Consolidated Balance Sheets. Investments—affiliates represent Federated's available-for-sale investments in fluctuating-value Federated Funds. These investments are carried at fair value with unrealized gains or losses on these securities included in Accumulated other comprehensive loss, net of tax on the Consolidated Balance Sheets. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain (loss) on securities, net on the Consolidated Statements of Income. Investments—consolidated investment companies represent trading securities held by Federated as a result of consolidating certain Federated Funds. Investments—other represent other trading investments held in Separate Accounts for which Federated owns the underlying securities. Trading securities are carried at fair value with changes in fair value recognized in Gain (loss) on securities, net on the Consolidated Statements of Income. See Note (6) for additional information regarding investments held as of December 31, 2017 and 2016.
The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (5) for additional information regarding the fair value of investments held as of December 31, 2017 and 2016. On a periodic basis, management evaluates the carrying value of investments for impairment. With respect to its investments in fluctuating-value Federated Funds, management considers various criteria, including the duration and extent of a decline in fair value, the ability and intent of management to retain the investment for a period of time sufficient to allow the value to recover and the financial condition and near-term prospects of the fund and the underlying investments of the fund, to determine whether a decline in fair value is other than temporary. If, after considering these criteria, management believes that a decline is other than temporary, the carrying value of the security is written down to fair value through the Consolidated Statements of Income. There were no impairments to investments recognized during the year ended December 31, 2017. See Note (6) for information regarding impairments recognized during the years ended December 31, 2016 and 2015.
(h) Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in Gain (loss) on securities, net on the Consolidated Statements of Income.

(i) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 15 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Office and occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. During 2017 and 2016, $4.8 million and $1.4 million, respectively, of fully depreciated assets were taken out of service. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.

Management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value which is determined based on prices of similar assets if available or discounted cash flows. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income. There were no impairments to property and equipment recognized during the years ended December 31, 2017, 2016 or 2015.
(j) Costs of Computer Software Developed or Obtained for Internal Use
Certain internal and external costs incurred in connection with developing or obtaining software for internal use, including software licenses in a cloud computing arrangement, are capitalized in accordance with the applicable accounting guidance relating to Intangibles - Goodwill and Other - Internal-Use Software. These capitalized costs are included in Property and equipment, net on the Consolidated Balance Sheets and are amortized using the straight-line method over the shorter of the estimated useful life of the software or four years. These assets are subject to the impairment test used for property and equipment described above.
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
Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated's operations as a single business: investment management. Federated does not have multiple operating segments or business components for which discrete financial information is available. Federated uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two-step process to test for and measure impairment is performed which begins with an estimation of the fair value of its reporting unit by considering Federated's market capitalization. If Federated's market capitalization falls to a level below its recorded book value of equity, Federated's goodwill would be considered for possible impairment. There were no impairments to goodwill recognized during the years ended December 31, 2017, 2016 or 2015.
Federated has determined that certain acquired assets, primarily, certain renewable investment advisory contracts, have indefinite useful lives. In reaching this conclusion, management considered the legal, regulatory and contractual provisions of the investment advisory contract that enable the renewal of the contract, the level of cost and effort required in renewing the investment advisory contract, and the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence. The contracts generally renew annually and the value of these acquired assets assumes renewal. There were no impairments to indefinite-lived intangible assets recognized during the years ended December 31, 2017, 2016 or 2015. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Critical Accounting Policies for additional information on the: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) reconsideration of an asset's useful life.

Federated generally amortizes finite-lived identifiable intangible assets on a straight-line basis over their estimated useful lives. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of a potential impairment monitored by management include a significant decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and significant reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible assets, Federated compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets. There were no impairments to finite-lived intangible assets recognized during the years ended December 31, 2017, 2016 or 2015.
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
For share classes that pay both a distribution fee and CDSC, Federated generally capitalizes a portion of the upfront commissions as deferred sales commissions, dependent upon expected recoverability rates. The deferred sales commission asset (included in Other long-term assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of up to eight years. Deferred sales commission amortization expense was $8.0 million, $12.0 million and $15.1 million for 2017, 2016 and 2015, respectively, and was included in Distribution expense on the Consolidated Statements of Income.
Distribution and shareholder service fees are recognized in Other service fees, net—affiliates on the Consolidated Statements of Income over the life of the fund share class. CDSCs collected on these share classes are used to reduce the deferred sales commission asset. Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted cash flows. There were no impairments to the deferred sales commission assets recognized during the years ended December 31, 2017, 2016 or 2015.
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

(o) Revenue Recognition
Revenue from providing investment advisory, administrative and other services (including distribution and shareholder servicing) is recognized during the period in which the services are performed. Investment advisory, administrative and the majority of other service fees are generally calculated as a percentage of total net assets of the investment portfolios that are managed by Federated. The fair value of the investment portfolios is primarily determined using quoted market prices or independent third-party pricing services and broker/dealer price quotes. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the sponsored products. For the periods presented, a de minimis amount of AUM was priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. Federated may waive certain fees for competitive reasons, such as to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Federated waived fees of $310.8 million, $413.7 million and $662.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, nearly all of which was for competitive reasons. The decrease for the year ended December 31, 2017 as compared to 2016 was primarily due to an $83.4 million decrease in Voluntary Yield-related Fee Waivers due primarily to higher yields on instruments held by the money market funds. Voluntary Yield-related Fee Waivers are partially offset by a related reduction to distribution expense and net income attributable to noncontrolling interests. See Note (3) for additional information on the net impact of these waivers.
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

(p) Share-Based Compensation
Federated issues shares for share-based awards from treasury stock. Federated recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated's Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated's awards are generally subject to graded vesting schedules. Compensation and related expense is recognized on a straight-line or modified straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and related expense also includes dividends paid on forfeited awards. Excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) are recognized in the Income tax provision in the Consolidated Statements of Income.
(q) Leases
Federated classifies leases as either capital or operating in accordance with the provisions of lease accounting. All leases for the periods presented are classified as operating leases. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. The liability is then amortized when scheduled payments are in excess of the straight-line rent expense. Build-out allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the effective date of the lease. The current portion of unamortized deferred lease costs and build-out allowances is included in Other current liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets.

(r) Advertising Costs
Federated generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other current assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed. Federated expensed advertising costs of $1.5 million, $2.7 million and $2.6 million in 2017, 2016 and 2015, respectively, which were included in Advertising and promotional expense on the Consolidated Statements of Income.
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
(t) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, Federated's unvested restricted stock awards with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. Unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of earnings per share.
(u) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax is reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on securities available for sale, foreign currency translation adjustments and the unrealized gain or loss on the effective portion of derivative instruments designated and qualifying as a cash flow or net investment hedge.
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

(2) Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

(a) Deferred Taxes
On January 1, 2017, Federated adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Management elected the prospective transition method, which did not require the restatement of prior years, and the adoption did not have a material impact to Federated's Consolidated Financial Statements.

Recently Issued Accounting Guidance Not Yet Adopted

(b) Revenue Recognition
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During the third quarter of 2015, the FASB issued ASU 2015-14, which deferred the effective date of the standard by one year. As a result of the deferral, the update was effective for Federated on January 1, 2018. During 2016, the FASB issued ASU 2016-08, which clarified principal versus agent considerations, ASU 2016-10, which clarified identifying performance obligations and the licensing implementation guidance, ASU 2016-12, which addressed implementation issues and provided additional practical expedients and ASU 2016-20, which provided technical corrections to narrow aspects of the guidance (collectively, with ASU 2014-09, Topic 606). Topic 606 allows for the use of either the retrospective or modified retrospective adoption method.
Management has completed the evaluation of revenue contracts, as well as the identification of Federated's customers, performance obligations and material revenue streams. No changes have been identified as to the timing of revenue recognition. Management has reevaluated the capitalization and amortization policies of deferred sales commission assets, which will result in a shorter amortization period. Contingent deferred sales charges received, which are currently recorded as a reduction of the deferred sales commission asset, will be recorded as revenue. Additionally, consideration payable to a customer (such as payments to a fund for amounts in excess of the fund's expense cap), which is currently recorded as an expense, will be recorded as a reduction of revenue. Certain revenue previously recorded in Other service fees, net—other will now be recorded in Investment advisory fees, net—other, as it is part of a unitary fee arrangement with a single performance obligation. Management will adopt the standard effective January 1, 2018 and has elected the modified retrospective adoption approach, which does not require the restatement of prior years. The adoption will not have a material impact to Federated's Consolidated Financial Statements.

(c) Financial Instruments
On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities, including investments in mutual funds and (2) the presentation of certain fair value changes for financial liabilities. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The update was effective for Federated on January 1, 2018 and will be applied by means of a cumulative-effect adjustment to the balance sheet. The adoption will not have a material impact to Federated's Consolidated Financial Statements.

(d) Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, but Topic 842 retains a distinction between finance and operating leases. The update is effective for Federated on January 1, 2019. While early adoption is permitted, Federated does not plan to early adopt in 2018. The update requires the modified retrospective adoption method. Management has begun to identify the population of contracts for testing to determine if a lease exists, and is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.

(e) Clarifying the Definition of a Business
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset (or a group of similar identifiable assets), the assets are not considered to be a business. To be considered a business, an acquisition or disposal must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The amendments also narrow the definition of the term "outputs" to be consistent with Topic 606. The ASU was effective for Federated on January 1, 2018 and was required to be applied prospectively. The adoption will not have a material impact to Federated's Consolidated Financial Statements.

(f) Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the ASU retains the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for Federated on January 1, 2020, with early adoption permitted, and requires the prospective adoption method. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.

(g) Reporting Comprehensive Income
On February 14, 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Because the revaluation of deferred taxes resulting from the Tax Act was required to be included in income, regardless of the source of income or loss to which the deferred item related, the tax effects of items within Accumulated other comprehensive loss, net of tax (stranded tax effects) do not reflect the appropriate tax rate. The amendments in this update allow a reclassification from Accumulated other comprehensive loss, net of tax to Retained earnings for stranded tax effects resulting from the Tax Act. The update is effective for Federated on January 1, 2019, and permits early adoption, including in an interim period. The amendments should be applied either in the period of adoption or utilizing the retrospective adoption method. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.

(3) Concentration Risk
The following information summarizes Federated's revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors.
(a) Revenue Concentration by Asset Class
The following table summarizes the percentage of total revenue earned from Federated's asset classes over the last three years:

	2017	2016	2015
Money market assets	41%	45%	33%
Equity assets	42%	38%	46%
Fixed-income assets	17%	17%	21%
The change in the relative proportion of Federated's revenue attributable to money market assets in 2017 as compared to 2016 was primarily the result of a change in the mix of average money market assets and a decrease related to a change in a customer relationship. This was partially offset by a decrease in Voluntary Yield-related Fee Waivers. The change in the relative proportion of Federated's revenue attributable to equity assets in 2017 as compared to 2016 was primarily the result of higher average equity assets primarily due to market appreciation, partially offset by net redemptions.
See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for information about the current regulatory environment and related risks. See Item 1A - Risk Factors under the caption Potential Adverse Effects of a Material Concentration in Revenue.

Low Short-Term Interest Rates
After initiating short-term interest rate increases of 0.25% in late 2015 and 2016, the FOMC raised the federal funds target rate by 0.25% three times during 2017 to its current target range of 1.25%-1.50%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, beginning in the fourth quarter of 2008, Federated implemented Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2017	2016	2015
Revenue	$(4.4)	$(87.8)	$(333.6)
Less: Reduction in Distribution expense	3.6	65.8	240.6
Operating income	(0.8)	(22.0)	(93.0)
Less: Reduction in Noncontrolling interest	0.0	0.0	7.1
Pre-tax impact	$(0.8)	$(22.0)	$(85.9)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2017 and 2016 due primarily to higher yields on instruments held by the money market funds. As previously mentioned, since late 2015, the FOMC increased the federal funds target rate range by 0.25% five times. The interest rate increase in December 2017 eliminated the need to continue the Voluntary Yield-related Fee Waivers. See Note (19) for information regarding the quarterly pre-tax impact of these fee waivers.
(b) Revenue Concentration by Investment Strategy
Approximately 18%, 15% and 14% of Federated's total revenue for 2017, 2016 and 2015, respectively, was derived from services provided to a specific domestic strategy, the Federated Strategic Value Dividend strategy, which includes Federated Funds and Separate Accounts. A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with this strategy.
Approximately 9%, 8% and 11% of Federated's total revenue for 2017, 2016 and 2015, respectively, was derived from services provided to the Federated Kaufmann mid-cap growth strategy, which includes the Federated Kaufmann Fund and the Federated Kaufmann Fund II. A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Customer
Approximately 16%, 15% and 8% of Federated's total revenue for 2017, 2016 and 2015, respectively, was derived from services provided to one intermediary customer, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this customer could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with this intermediary.

(4) Consolidation
The Consolidated Financial Statements include the accounts of Federated, which include Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $27.4 million and $27.1 million at December 31, 2017 and 2016, respectively.
In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the years ended December 31, 2017 and 2016, Fee Waivers totaled $345.4 million and $460.7 million, respectively, of which $222.1 million and $338.6 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's NAV or increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. There were no material contributions for the years ended December 31, 2017 and 2016, respectively. Under current money fund regulations and SEC guidance, Federated is required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated.
In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2017 and 2016.
(a) Consolidated Voting Rights Entities
Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of December 31, 2017 and 2016, consolidated VREs included on Federated's Consolidated Balance Sheets included $5.7 million and $14.9 million, respectively, in Investments—consolidated investment companies and $2.5 million and $3.1 million, respectively, in Redeemable noncontrolling interest in subsidiaries. The decrease in these line items primarily relates to the liquidation of three consolidated Federated Fund VREs, partially offset by a newly consolidated Federated Fund VRE.
(b) Consolidated Variable Interest Entities
As of December 31, 2017 and 2016, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. See the Consolidated Voting Rights Entities section above for information on consolidated VREs as of December 31, 2017 and 2016.
The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs at December 31:

in millions	2017	2016
Cash and cash equivalents	$0.1	$0.0
Investments—consolidated investment companies	39.7	43.2
Receivables	1.0	0.7
Less: Liabilities	0.4	0.7
Less: Redeemable noncontrolling interest in subsidiaries	27.7	28.3
Federated's net interest in Federated Fund VIEs	$12.7	$14.9
Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent operating liabilities of the entities. The liabilities as of December 31, 2017 and 2016 are primarily classified as Accounts payable and accrued expenses and Other current liabilities, respectively, on Federated's Consolidated Balance Sheets.
In addition to the VIEs in the table above, at December 31, 2016, Federated had a majority interest (50.5%) and acted as the general partner in Passport Research Ltd. (Passport), a limited partnership. Edward D. Jones & Co., L.P. was the limited partner with a 49.5% interest. The partnership was an investment advisor to one sponsored fund as of December 31, 2016 and was deemed to be a VIE in accordance with the consolidation guidance. Federated transferred its partnership interest on January 27, 2017 and is no longer the primary beneficiary of Passport. Accordingly, Federated deconsolidated $4.8 million from Cash and cash equivalents, $2.6 million from Receivables, $5.3 million from liabilities (primarily representing operating liabilities) and

$1.0 million from Nonredeemable noncontrolling interest in subsidiary on the Consolidated Balance Sheets as of the date of deconsolidation. There was no impact to the Consolidated Statements of Income as a result of this deconsolidation.
Other than the deconsolidation mentioned above, Federated did not newly consolidate or deconsolidate any VIEs during the year ended December 31, 2017.
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
At December 31, 2017, Federated's investment and maximum risk of loss related to non-consolidated VIEs were entirely related to one Federated Fund and totaled $0.9 million, which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for this non-consolidated Federated Fund totaled $55.8 million at December 31, 2017.
At December 31, 2016, Federated's investment and maximum risk of loss related to non-consolidated VIEs were entirely related to Federated Funds and totaled $2.3 million which was recorded in Investments—affiliates on the Consolidated Balance Sheets. AUM for these non-consolidated Federated Funds totaled $76.3 million at December 31, 2016.

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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis at December 31:

in thousands	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
2017
Financial Assets
Cash and cash equivalents	$205,364	$0	$0	$110,900	$316,264
Available-for-sale equity securities	1,406	0	0	173	1,579
Trading securities—equity	8,582	746	0	129	9,457
Trading securities—debt	0	42,238	0	0	42,238
Other[1]	123	357	760	0	1,240
Total financial assets	$215,475	$43,341	$760	$111,202	$370,778

Total financial liabilities[2]	$0	$0	$1,203	$0	$1,203

2016
Financial Assets
Cash and cash equivalents	$54,725	$0	$0	$50,114	$104,839
Available-for-sale equity securities	103,996	0	0	26,789	130,785
Trading securities—equity	13,866	0	0	6,193	20,059
Trading securities—debt	0	45,466	0	0	45,466
Other[1]	19	0	840	0	859
Total financial assets	$172,606	$45,466	$840	$83,096	$302,008

Total financial liabilities[2]	$2	$358	$1,931	$0	$2,291

1	Amounts include structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include acquisition-related future consideration liabilities as well as certain liabilities attributable to structured trade finance loans held by Federated and may include foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2017 or 2016.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in money market Federated Funds totaled $309.1 million and $96.7 million at December 31, 2017 and 2016, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the table above.
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
Trading securities—debt
Trading securities—debt primarily represent domestic and foreign bonds held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets) and domestic bonds held by Separate Accounts (included in Investments—other on the Consolidated Balance Sheets). The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
(b) Fair Value Measurements on a Nonrecurring Basis
Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2017.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(6) Investments
Investments on the Consolidated Balance Sheets as of December 31, 2017 and 2016 included available-for-sale and trading securities. At December 31, 2017 and 2016, Federated held investments totaling $1.6 million and $130.8 million, respectively, in fluctuating-value Federated Funds that were classified as available-for-sale securities and were included in Investments—affiliates on the Consolidated Balance Sheets.

Available-for-sale securities were as follows at December 31:

	2017				2016
		Gross Unrealized		Estimated Fair Value		Gross Unrealized		Estimated Fair Value
in thousands	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Equity funds	$202	$0	$(27)	$175	$23,883	$2,112	$(266)	$25,729
Fixed-income funds	1,297	107	0	1,404	105,514	92	(550)	105,056
Total available-for-sale securities	$1,499	$107	$(27)	$1,579	$129,397	$2,204	$(816)	$130,785
The decrease in available-for-sale securities as of December 31, 2017 as compared to 2016 primarily related to net redemptions of available-for-sale securities during 2017.
Federated's trading securities totaled $51.7 million and $65.5 million at December 31, 2017 and 2016, respectively. The decrease primarily relates to the liquidation of three consolidated Federated Fund VREs during 2017. Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in the Federated Fund (see Note (4)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated's Consolidated Balance Sheets. Investments—other on the Consolidated Balance Sheets represented other trading investments held in Separate Accounts.
Federated's trading securities as of December 31, 2017 and 2016, were primarily composed of domestic and foreign debt securities ($42.2 million and $45.5 million, respectively), stocks of large U.S. and international companies ($4.5 million and $7.2 million, respectively), stocks of small and medium-sized companies ($4.4 million and $2.8 million, respectively) and investments in Federated Funds ($0.6 million and $8.9 million, respectively).

The following table presents gains and losses recognized in Gain (loss) on securities, net on the Consolidated Statements of Income in connection with Federated's investments as well as economic derivatives held by certain consolidated Federated Funds for the years ended December 31:

in thousands	2017	2016	2015
Net unrealized gains (losses)
Trading securities	$118	$4,971	$(1,359)
Derivatives[1]	771	(348)	119
Realized gains[2]
Available-for-sale securities	5,348	298	1,503
Trading securities	2,404	1,663	910
Derivatives[1]	1,648	1,032	301
Realized losses[2]
Available-for-sale securities[3]	(881)	(1,647)	(2,348)
Trading securities	(917)	(2,252)	(2,760)
Derivatives[1]	(419)	(1,609)	(1,630)
Gain (loss) on securities, net[4]	$8,072	$2,108	$(5,264)

1	Amounts related to the settlement of economic derivatives held by certain consolidated Federated Funds.

2	Realized gains and losses are computed on a specific-identification basis.

3	The losses for the years ended December 31, 2016 and 2015 include $1.6 million and $1.3 million, respectively, for impairments of certain available-for-sale securities.

4	Amounts related to consolidated entities, primarily Federated Funds, totaled $3.0 million, $2.9 million and $(4.0) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(7) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets include renewable investment advisory contracts included in Renewable investment advisory contracts on the Consolidated Balance Sheets ($73.9 million and $70.4 million at December 31, 2017 and December 31, 2016, respectively) and trade names included in Other intangible assets, net on the Consolidated Balance Sheets ($1.9 million at both December 31, 2017 and December 31, 2016).
(b) Finite-lived intangible assets
Finite-lived intangible assets representing customer relationships totaled $1.1 million and $1.7 million at December 31, 2017 and December 31, 2016, respectively, and were included in Other intangible assets, net on the Consolidated Balance Sheets.

(8) Property and Equipment
Property and equipment consisted of the following at December 31:

in thousands	Estimated Useful Life			2017	2016
Computer software and hardware	1	to	10 years	$62,303	$57,277
Leasehold improvements	Up to term of lease			21,975	22,199
Transportation equipment	3	to	12 years	17,851	17,897
Office furniture and equipment	4	to	15 years	6,102	6,117
Total cost				108,231	103,490
Accumulated depreciation				(70,561)	(64,210)
Property and equipment, net				$37,670	$39,280
Depreciation expense was $11.1 million, $9.7 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was recorded in Office and occupancy expense on the Consolidated Statements of Income.

(9) Debt
On June 5, 2017, Federated entered into the Credit Agreement, which amended and restated Federated's Prior Credit Agreement. The Credit Agreement refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility which has an additional $200 million available via an optional increase (or accordion) feature. Federated had no borrowings under the previous revolving credit facility. The Credit Agreement does not include a term loan facility.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. As of December 31, 2017, the amount outstanding under the revolving credit facility was $170 million and was recorded as Long-term debt on the Consolidated Balance Sheets. The interest rate was 2.486% as of December 31, 2017, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of December 31, 2017, Federated has $205 million available for borrowings.
As of December 31, 2016, the outstanding balance on the term loan facility under the Prior Credit Agreement was $191.3 million, which consisted of $25.5 million recorded in Short-term debt and $165.8 million recorded in Long-term debt. The interest rate was 1.745% as of December 31, 2016, which was calculated at LIBOR plus a spread.
The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the year ended December 31, 2017 (see the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also required certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(10) Employee Benefit Plans
(a) 401(k) Plan
Federated offers defined contribution plans to its employees. Its 401(k) plan covers substantially all employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 50% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code (IRC) limitations. Prior to January 1, 2018, Federated's matching contribution was 100% of the first 2% of compensation contributed by an employee and 50% of the next 4% for a total possible match of 4%, subject to IRC compensation limits. Effective January 1, 2018, Federated's matching contribution is 100% of the first 3% of compensation contributed by an employee and 50% of the next 3% for a total possible match of 4.5%, subject to IRC limitations. Forfeitures of unvested matching contributions are used to offset future matching contributions. Matching contributions to the 401(k) plan recognized in Compensation and related expense amounted to $5.0 million, $4.8 million and $3.9 million for 2017, 2016 and 2015, respectively.
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
(b) Employee Stock Purchase Plan
Federated offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2017, 8,887 shares were purchased by employees in this plan and, as of December 31, 2017, a total of 185,518 shares were purchased by employees in this plan on the open market since its inception in 1998.

(11) Share-Based Compensation
Federated's long-term stock-incentive compensation has been provided for under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated's employees and non-management directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan's inception, a total of 27.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2017, 1.7 million shares are available under the Plan.
Share-based compensation expense was $22.5 million, $22.4 million and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $8.4 million, $8.4 million and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the maximum remaining unrecognized compensation expense related to share-based awards approximated $74 million which is expected to be recognized over a weighted-average period of approximately 6 years.
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
The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2017:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2017	4,025,570	$24.58
Granted[1]	946,570	27.20
Vested	(879,515)	26.39
Forfeited	(114,192)	21.96
Non-vested at December 31, 2017	3,978,433	$24.90

1
During 2017, Federated awarded 513,570 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2017, Federated awarded 433,000 shares of restricted Federated Class B common stock to certain key employees. These restricted stock awards generally vest over a ten-year period.

Federated awarded 946,570 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $27.20 to employees during 2017; awarded 943,160 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $26.56 to employees during 2016; and awarded 863,137 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $31.07 to employees during 2015.
The total fair value of restricted stock vested during 2017, 2016 and 2015 was $23.9 million, $23.9 million and $28.8 million, respectively.

(12) Common Stock
The Class A common stockholder has the entire voting rights of Federated; however, without the consent of the majority of the holders of Class B common stock, the Class A common stockholder cannot alter Federated's structure, dispose of all or substantially all of Federated's assets, amend the Articles of Incorporation or Bylaws of Federated to adversely affect the Class B common stockholders, or liquidate or dissolve Federated. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.

(a) Dividends
Cash dividends of $101.5 million, $205.5 million and $104.6 million were paid in 2017, 2016 and 2015, respectively, to holders of Federated common stock. Of the amount paid in 2016, $102.2 million represented a $1.00 special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In October 2016, the board of directors authorized a share repurchase program that allows Federated to buy back up to 4 million shares of Federated Class B common stock with no stated expiration date. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2017, Federated repurchased 1.8 million shares of its Class B common stock for $47.0 million, the majority of which were repurchased in the open market. The remaining repurchased shares represent restricted stock forfeited from employees and are not counted against the board-approved share repurchase program. At December 31, 2017, 2.2 million shares remained available to be purchased under Federated's buyback program.

(13) Income Taxes
Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income tax provision consisted of the following expense/(benefit) components for the years ended December 31:

in thousands	2017	2016	2015
Current:
Federal	$106,710	$93,538	$76,902
State	9,446	8,121	6,567
Foreign	217	265	188
Total Current	116,373	101,924	83,657
Deferred:
Federal	(59,517)	17,057	17,317
State	638	597	1,753
Foreign	(393)	(158)	193
Total Deferred	(59,272)	17,496	19,263
Total	$57,101	$119,420	$102,920
The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2017	2016	2015
Expected federal statutory income tax rate	35.0%	35.0%	35.0%
Increase/(decrease):
Federal rate adjustment to deferred taxes[1]	(20.2)	0.0	0.0
State and local income taxes, net of federal benefit	1.9	1.7	1.8
Other	(0.3)	(0.4)	0.9
Effective tax rate (excluding noncontrolling interests)	16.4	36.3	37.7
Income attributable to noncontrolling interests	(0.2)	(1.3)	(0.3)
Effective tax rate per Consolidated Statements of Income	16.2%	35.0%	37.4%

1	Represents the impact of revaluing the net deferred tax liability due to the enactment of the Tax Act, and includes the federal tax benefit of any state and local deferred taxes.
The decrease in the effective tax rate for December 31, 2017 as compared to December 31, 2016 was primarily due to the impact of a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

in thousands	2017	2016
Deferred Tax Assets
Tax net operating loss carryforwards	$48,722	$20,839
Compensation related	7,212	12,523
Other	2,564	4,119
Total deferred tax assets	58,498	37,481
Valuation allowance	(47,955)	(20,419)
Total deferred tax asset, net of valuation allowance	$10,543	$17,062
Deferred Tax Liabilities
Intangible assets	$119,885	$177,846
Property and equipment	5,601	9,481
Other	1,926	6,213
Total gross deferred tax liability	$127,412	$193,540
Net deferred tax liability	$116,869	$176,478
Long-term deferred tax liability, net at December 31, 2017 decreased $59.1 million from December 31, 2016 primarily due to a $70.4 million reduction resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act. As such, Federated's 2017 results include a $70.4 million reduction to the income tax provision resulting from this revaluation. This represents a provisional estimate based on management's initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the Treasury Department and the potential for additional guidance from the SEC and/or the FASB, this estimate may be adjusted during 2018.
The Tax Act's international provisions regarding GILTI and BEAT are not expected to have a material impact on Federated's financial statements. However, this assessment is based on preliminary review and analysis of these provisions and may change as Federated continues its evaluation of these highly complex rules, for which interpretive guidance is needed and expected.
In January 2018, the FASB released guidance on the accounting for the GILTI provisions, indicating that a company can elect an accounting policy either to account for the GILTI tax as an expense in the period incurred or to factor the GILTI tax into the measurement of deferred taxes. As Federated requires additional time to evaluate the GILTI provisions and their accounting implications, it has not yet elected its accounting policy with regard to this item.
At December 31, 2017, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $48.7 million, of which the state net operating losses will expire through 2037. The state net operating loss carryforwards increased from $18.5 million in 2016 to $46.4 million in 2017 primarily due to a change in Pennsylvania tax law, which removed the $5 million cap on the amount of net operating losses that may be utilized in a given year. Most foreign net operating losses have no expiration period. A valuation allowance has been recognized for $46.4 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $1.6 million (or 68%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses. Federated's remaining deferred tax assets as of December 31, 2017 primarily related to compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated will receive the full benefit of these deferred tax assets due to the expectation that Federated will generate taxable income well in excess of these amounts in the years they become deductible.
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
Federated and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2017 or 2016. Therefore, there were no material changes during 2017, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for the years ended December 31:

in thousands, except per share data	2017	2016	2015
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.[1]	$291,341	$208,919	$169,807
Less: Total income available to participating unvested restricted shareholders[2]	(11,420)	(7,632)	(6,608)
Total net income attributable to Federated Common Stock[1,3]	$279,921	$201,287	$163,199
Denominator
Basic weighted-average Federated Common Stock[3]	97,411	99,116	100,475
Dilutive potential shares from stock options	1	1	2
Diluted weighted-average Federated Common Stock[3]	97,412	99,117	100,477
Earnings per share
Net income attributable to Federated Common Stock - Basic and Diluted[3,4]	$2.87	$2.03	$1.62

1	2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

2	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

3	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

4	2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

(15) Leases
The following is a schedule by year of future minimum payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017:

in millions
2018	$13.7
2019	14.2
2020	13.8
2021	13.6
2022	14.3
2023 and thereafter	80.3
Total minimum lease payments	$149.9
Federated held a material operating lease at December 31, 2017 for its corporate headquarters building in Pittsburgh, Pennsylvania. This lease expires in 2030 and has renewal options for additional periods through 2040. This lease includes provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, at December 31, 2017, Federated had various other operating lease agreements primarily involving additional facilities. These leases are noncancelable and expire on various dates through the year 2027. Most leases include renewal options and, in certain leases, escalation clauses.
Rent expenses were $13.8 million, $12.9 million and $13.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were recorded in Office and occupancy expense on the Consolidated Statements of Income.

(16) Accumulated Other Comprehensive Loss Attributable to Federated Investors, Inc. Shareholders
The components of Accumulated other comprehensive loss, net of tax attributable to Federated shareholders are as follows:

in thousands	Unrealized Loss on Interest Rate Swap[1]	Unrealized (Loss) Gain on Securities Available for Sale[2]	Foreign Currency Translation Loss	Total
Balance at December 31, 2014	$(269)	$(1,126)	$(267)	$(1,662)
Other comprehensive income (loss) before reclassifications and tax	67	(6,412)	(842)	(7,187)
Tax impact	(25)	2,363	295	2,633
Reclassification adjustment, before tax	358	2,185	0	2,543
Tax impact	(131)	(805)	0	(936)
Net current-period other comprehensive income (loss)	269	(2,669)	(547)	(2,947)
Balance at December 31, 2015	$0	$(3,795)	$(814)	$(4,609)
Other comprehensive income (loss) before reclassifications and tax	0	4,761	(950)	3,811
Tax impact	0	(1,732)	333	(1,399)
Reclassification adjustment, before tax[3]	0	2,632	0	2,632
Tax impact[3]	0	(958)	0	(958)
Net current-period other comprehensive income (loss)	0	4,703	(617)	4,086
Balance at December 31, 2016	$0	$908	$(1,431)	$(523)
Other comprehensive income before reclassifications and tax	0	2,546	775	3,321
Tax impact	0	(904)	(163)	(1,067)
Reclassification adjustment, before tax	0	(3,854)	0	(3,854)
Tax impact	0	1,333	0	1,333
Net current-period other comprehensive (loss) income	0	(879)	612	(267)
Balance at December 31, 2017	$0	$29	$(819)	$(790)

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

3
Amount includes reclassification of $0.8 million, net of tax from Accumulated other comprehensive loss, net of tax to Retained earnings on the Consolidated Balance Sheets as a result of the adoption of the new consolidation guidance.

(17) Commitments and Contingencies
(a) Contractual
Federated is obligated to make certain future payments under various agreements to which it is a party, including debt and operating leases (see Note (9) and Note (15), respectively). The following table summarizes minimum noncancelable payments contractually due under Federated's significant service contracts and employment arrangements:

	Payments due in

in millions	2018	2019	2020	Total
Purchase obligations[1]	$12.6	$5.5	$2.4	$20.5
Employment-related commitments[2]	10.7	3.9	2.3	16.9
Other obligations	2.4	1.0	0.1	3.5
Total	$25.7	$10.4	$4.8	$40.9

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
In addition to the $16.9 million of employment-related commitments included in the table above, Federated may be required to make certain compensation-related payments through 2023 in connection with various significant employment and incentive arrangements. Based on asset levels as of December 31, 2017 and performance goals, incentive payments could total up to another $31 million over the remaining terms of these arrangements.
In 2017, Federated refinanced the Prior Credit Agreement and is no longer committed to make quarterly principal payments. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. See Note (9) to the Consolidated Financial Statements for additional information.
(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2017, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Federated has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2017, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors under the caption Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims for additional information regarding risks related to claims asserted or threatened against Federated.

(18) Subsequent Events
On January 25, 2018, the board of directors declared a $0.25 per share dividend. The dividend was payable to shareholders of record as of February 8, 2018, resulting in $25.3 million being paid on February 15, 2018.

(19) Supplementary Quarterly Financial Data (Unaudited)

in thousands, except per share data, for the quarters ended	March 31,	June 30,	September 30,	December 31,
2017
Revenue	$273,501	$272,796	$278,315	$278,312
Operating income	$77,773	$84,211	$88,690	$90,834
Net income including the noncontrolling interests in subsidiaries[1]	$51,027	$54,659	$57,241	$131,974
Amounts attributable to Federated Investors, Inc.
Net income[1]	$49,641	$53,451	$56,439	$131,810
Earnings per common share – Basic and Diluted[2]	$0.49	$0.53	$0.56	$1.31
Impact of Voluntary Yield-related Fee Waivers
Revenue	$(4,262)	$(144)	$(10)	$0
Less: Reduction in Distribution expense	3,490	99	(1)	(2)
Operating income	(772)	(45)	(11)	(2)
Less: Reduction in Noncontrolling interest	0	0	0	0
Pre-tax impact	$(772)	$(45)	$(11)	$(2)
2016
Revenue	$272,109	$286,738	$294,620	$289,904
Operating income	$74,555	$87,670	$88,636	$84,822
Net income including the noncontrolling interests in subsidiaries	$48,959	$56,418	$58,908	$57,229
Amounts attributable to Federated Investors, Inc.
Net income	$45,443	$52,709	$54,925	$55,842
Earnings per common share – Basic and Diluted[3]	$0.44	$0.51	$0.54	$0.52
Impact of Voluntary Yield-related Fee Waivers
Revenue	$(37,482)	$(21,333)	$(18,030)	$(11,027)
Less: Reduction in Distribution expense	27,896	16,528	13,797	7,627
Operating income	(9,586)	(4,805)	(4,233)	(3,400)
Less: Reduction in Noncontrolling interest	208	(208)	0	0
Pre-tax impact	$(9,378)	$(5,013)	$(4,233)	$(3,400)

1
The quarter ended December 31, 2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

2	The quarter ended December 31, 2017 includes a $0.70 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

3
For the quarter ended December 31, 2016, Federated paid $1.00 per share as a special cash dividend and a $0.25 per share regular cash dividend. All dividends were considered ordinary dividends for tax purposes. The special dividend negatively impacted fourth quarter 2016 earnings per share by $0.02.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at December 31, 2017.
Management's Report on Internal Control Over Financial Reporting
See Item 8 – Financial Statements and Supplementary Data – under the caption Management's Assessment of Internal Control Over Financial Reporting for information required by this item, which is incorporated herein.
Attestation Report of Independent Registered Public Accounting Firm
See Item 8 – Financial Statements and Supplementary Data – under the caption Report of Independent Registered Public Accounting Firm for information required by this item, which is incorporated herein.
Changes in Internal Control Over Financial Reporting
There has been no change in Federated's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated's Information Statement for the 2018 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated's Information Statement for the 2018 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated's share-based compensation plans as of December 31, 2017:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by shareholders	15,000	$29.69	1,661,669
Equity compensation plans not approved by shareholders	0	0	0
Total	15,000	$29.69	1,661,669

1
Under the Plan, as amended, grants of other share-based awards, such as restricted stock to Federated employees and shares of Federated Class B common stock to non-management directors, may be authorized in addition to the stock options listed above.

All other information required by this Item is contained in Federated's Information Statement for the 2018 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated's Information Statement for the 2018 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated's Information Statement for the 2018 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

2.01
Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02
Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03
Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.06
Definitive Agreement between Federated Investors, Inc. and Clover Capital Management, Inc. dated as of September 12, 2008 (incorporated by reference to Exhibit 2.2 to the September 30, 2008 Quarterly Report on Form 10-Q (File No. 001-14818))

2.07
Amendment No. 1 dated as of December 1, 2008 to the Asset Purchase Agreement dated as of September 12, 2008, among Federated Investors, Inc. and Clover Capital Management Inc. (incorporated by reference to Exhibit 2.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-14818))

2.08
Definitive Agreement between Federated Investors, Inc. and SunTrust Banks, Inc. dated July 16, 2010 (incorporated by reference to Exhibit 2.1 to the September 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-4 (File No. 333-48361))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05
Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19
Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.34
Annual Stock Option Agreement dated April 24, 2002, between Federated Investors, Inc. and the independent directors (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q (File No. 001-14818))

10.41
Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

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

10.78
Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.79
Agreement by and among Federated Investment Management Company, Passport Research Ltd., The Jones Financial Companies, L.L.L.P. for itself and on behalf of Edward D. Jones & Co., L.P., and Passport Holdings LLC, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1 to the March 31, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.80
Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.81
Amendment No. 1 to Agreement by and among Federated Investment Management Company, Passport Research Ltd., The Jones Financial Companies, L.L.L.P. for itself and on behalf of Edward D. Jones & Co., L.P., and Passport Holdings LLC, dated January 27, 2017 (incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.82
Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83
2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.84	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.84 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.85
The Third Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2017 Quarterly Report on Form 10-Q (File No. 001-14818))

14.01
Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

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

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 23, 2018
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 23, 2018
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 23, 2018
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 23, 2018
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 23, 2018
Michael J. Farrell

/s/ John B. Fisher	Director	February 23, 2018
John B. Fisher

/s/ Marie Milie Jones	Director	February 23, 2018
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document