Form 10-Q
period 2018-03-31
FEDERATED INVESTORS INC /PA/
filed 2018-04-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 20, 2018, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,436,577 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; when revenue is recognized; obligations to make payments relating to acquisitions and additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the components and level of, and prospect for, distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level and impact of reimbursements or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, the timing of acquisitions, legal proceedings, the timing, impact, effects and other consequences of continuing regulatory oversight, and potential, proposed and final laws, regulations and other rules and possible deregulation, by U.S. and foreign regulators and other authorities, borrowing, taxes and the impact of tax law changes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$325,609	$316,264
Investments—consolidated investment companies	44,200	45,411
Investments—affiliates and other	7,747	7,863
Receivables, net of reserve of $89 and $60, respectively	50,057	53,482
Prepaid expenses	11,404	11,747
Other current assets	1,996	2,507
Total current assets	441,013	437,274
Long-Term Assets
Goodwill	660,040	660,040
Renewable investment advisory contracts	73,878	73,878
Other intangible assets, net of accumulated amortization of $5,345 and $5,202, respectively	2,854	2,997
Property and equipment, net of accumulated depreciation of $73,321 and $70,561, respectively	38,698	37,670
Other long-term assets	18,844	19,551
Total long-term assets	794,314	794,136
Total assets	$1,235,327	$1,231,410
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$54,150	$47,595
Accrued compensation and benefits	27,117	74,572
Other current liabilities	18,368	6,682
Total current liabilities	99,635	128,849
Long-Term Liabilities
Long-term debt	165,000	170,000
Long-term deferred tax liability, net	121,842	117,620
Other long-term liabilities	20,576	23,563
Total long-term liabilities	307,418	311,183
Total liabilities	407,053	440,032
Commitments and contingencies (Note (13))
TEMPORARY EQUITY
Redeemable noncontrolling interest in subsidiaries	28,654	30,163
PERMANENT EQUITY
Federated Investors, Inc. shareholders' equity
Common stock:
Class A, no par value, 20,000 shares authorized, 9,000 shares issued and outstanding	189	189
Class B, no par value, 900,000,000 shares authorized, 109,505,456 shares issued	350,155	343,189
Retained earnings	721,829	697,359
Treasury stock, at cost, 8,068,879 and 8,405,003 shares Class B common stock, respectively	(271,786)	(278,732)
Accumulated other comprehensive loss, net of tax	(767)	(790)
Total permanent equity	799,620	761,215
Total liabilities, temporary equity and permanent equity	$1,235,327	$1,231,410

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue
Investment advisory fees, net—affiliates	$135,231	$147,919
Investment advisory fees, net—other	39,035	33,399
Administrative service fees, net—affiliates	49,023	46,701
Other service fees, net—affiliates	40,563	43,958
Other service fees, net—other	0	1,524
Total revenue	263,852	273,501
Operating Expenses
Compensation and related	78,374	73,402
Distribution	72,498	90,359
Professional service fees	9,631	7,078
Systems and communications	8,433	8,225
Office and occupancy	7,541	7,352
Advertising and promotional	3,228	2,955
Travel and related	2,821	2,934
Other	1,655	3,423
Total operating expenses	184,181	195,728
Operating income	79,671	77,773
Nonoperating Income (Expenses)
Investment income, net	1,900	1,652
(Loss) gain on securities, net	(1,182)	2,562
Debt expense	(1,330)	(1,102)
Other, net	(143)	0
Total nonoperating (expenses) income, net	(755)	3,112
Income before income taxes	78,916	80,885
Income tax provision	18,910	29,858
Net income including the noncontrolling interests in subsidiaries	60,006	51,027
Less: Net (loss) income attributable to the noncontrolling interests in subsidiaries	(325)	1,386
Net income	$60,331	$49,641
Amounts Attributable to Federated Investors, Inc.
Earnings per common share—Basic and Diluted	$0.60	$0.49
Cash dividends per share	$0.25	$0.25
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income including the noncontrolling interests in subsidiaries	$60,006	$51,027

Other comprehensive income, net of tax
Permanent equity
Foreign currency items	243	140
Reclassification adjustment related to foreign currency items	(191)	0
Unrealized gain on equity securities	0	1,117
Reclassification adjustment related to equity securities	(29)	(647)
Other comprehensive income, net of tax	23	610
Comprehensive income including the noncontrolling interests in subsidiaries	60,029	51,637
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest in subsidiaries	(325)	910
Less: Comprehensive income attributable to nonredeemable noncontrolling interest in subsidiary	0	476
Comprehensive income attributable to Federated Investors, Inc.	$60,354	$50,251
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2016	$320,982	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362
Net income	0	49,641	0	0	49,641	476	50,117	910
Other comprehensive income, net of tax	0	0	0	610	610	0	610	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	2,818
Consolidation/(deconsolidation)	0	0	0	0	0	0	0	(1,891)
Stock award activity	6,648	(13,702)	13,702	0	6,648	0	6,648	0
Dividends declared	0	(25,466)	0	0	(25,466)	0	(25,466)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	(1,434)	(1,434)	(3,009)
Purchases of treasury stock	0	0	(13,569)	0	(13,569)	0	(13,569)	0
Balance at March 31, 2017	$327,630	$540,222	$(255,249)	$87	$612,690	$0	$612,690	$30,190
Balance at December 31, 2017	$343,378	$697,359	$(278,732)	$(790)	$761,215	$0	$761,215	$30,163
Adoption of new accounting pronouncements	0	125	0	(254)	(129)	0	(129)	0
Net income	0	60,331	0	0	60,331	0	60,331	(325)
Other comprehensive income, net of tax	0	0	0	277	277	0	277	0
Subscriptions—redeemable noncontrolling interest holders	0	0	0	0	0	0	0	500
Stock award activity	6,966	(10,721)	10,822	0	7,067	0	7,067	0
Dividends declared	0	(25,265)	0	0	(25,265)	0	(25,265)	0
Distributions to noncontrolling interest in subsidiaries	0	0	0	0	0	0	0	(1,684)
Purchases of treasury stock	0	0	(3,876)	0	(3,876)	0	(3,876)	0
Balance at March 31, 2018	$350,344	$721,829	$(271,786)	$(767)	$799,620	$0	$799,620	$28,654
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net income including the noncontrolling interests in subsidiaries	$60,006	$51,027
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of deferred sales commissions	839	2,608
Depreciation and other amortization	2,638	2,584
Share-based compensation expense	6,967	6,672
Gain on disposal of assets	(723)	(1,514)
Provision for deferred income taxes	4,318	5,780
Net unrealized loss (gain) on investments	1,905	(967)
Net sales of investments—consolidated investment companies	500	2,709
Deferred sales commissions paid	(43)	(1,324)
Other changes in assets and liabilities:
Decrease in receivables, net	3,424	98
Decrease in prepaid expenses and other assets	861	991
Decrease in accounts payable and accrued expenses	(43,666)	(57,632)
Increase in other liabilities	11,070	22,187
Net cash provided by operating activities	48,096	33,219
Investing Activities
Purchases of investments—affiliates and other	(1,555)	(2,218)
Cash paid for business acquisitions	0	(4,352)
Proceeds from redemptions of investments—affiliates and other	1,572	13,825
Cash paid for property and equipment	(3,106)	(2,133)
Net cash (used) provided by investing activities	(3,089)	5,122
Financing Activities
Dividends paid	(25,265)	(25,467)
Purchases of treasury stock	(4,024)	(14,871)
Distributions to noncontrolling interest in subsidiaries	(1,684)	(4,443)
Contributions from noncontrolling interest in subsidiaries	500	2,818
Proceeds from shareholders for share-based compensation	101	0
Payments on contingent consideration liabilities	(228)	(210)
Payments on debt	(5,000)	(6,375)
Net cash used by financing activities	(35,600)	(48,548)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	9,407	(10,207)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	316,809	105,355
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	326,216	95,148
Less: Restricted cash and restricted cash equivalents recorded in Other long-term assets	607	519
Cash and cash equivalents	$325,609	$94,629
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation

Federated provides investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies and other funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. The interim Consolidated Financial Statements of Federated Investors, Inc. and its consolidated subsidiaries (collectively, Federated) included herein have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 2017. Certain items previously reported have been reclassified to conform to the current period's presentation.

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
Effective January 1, 2018, Federated adopted Topic 606 using the modified retrospective method, which did not require the restatement of prior years. In connection with the adoption of Topic 606, Federated has applied the guidance to all contracts that were not completed on the effective date of adoption.
Management reevaluated the capitalization and amortization policies of deferred sales commission assets, which resulted in a shorter amortization period. Upon adoption, Federated recorded a cumulative-effect adjustment of $8.1 million as a reduction to Other long-term assets and Retained earnings. Contingent deferred sales charges (CDSCs) received, which were previously recorded as a reduction of deferred sales commission assets, are now being recorded as revenue. Upon adoption, Federated recorded a cumulative-effect adjustment of $8.0 million as an increase to Other long-term assets and Retained earnings.
For the three months ended March 31, 2018, $0.3 million of CDSCs received were recorded as revenue in Other service fees, net—affiliates on the Consolidated Statements of Income. Consideration Payable to Customers (which includes reimbursements or assumptions of fund-related expenses) of $8.6 million for the three months ended March 31, 2018 was recorded as a reduction of revenue in Investment advisory fees, net—affiliates (previously recorded primarily as Distribution expense) on the Consolidated Statements of Income. Additionally, certain revenue is now being recorded as a single asset management fee, as it is part of a unitary fee arrangement with a single performance obligation. As such, $1.7 million for the three months ended March 31, 2018 was recorded in Investment advisory fees, net—other (previously recorded in Other service fees, net—other) on the Consolidated Statements of Income.
Financial Instruments
Effective January 1, 2018, Federated adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities, including investments in mutual funds and (2) the presentation of certain fair value changes for financial liabilities. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. Management elected the modified retrospective transition method which was applied by means of a cumulative-effect adjustment to the Consolidated Balance Sheets. While the modified retrospective

Notes to the Consolidated Financial Statements (continued)
(unaudited)

transition method did not require the restatement of prior years, management elected to reclassify certain prior year presentations and disclosures, primarily the investment and fair value measurement footnotes and the Consolidated Statements of Cash Flows, to ensure comparability with current year investment classifications. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
Statement of Cash Flows
On January 1, 2018, Federated adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. One relevant issue pertained to contingent consideration payments made after a business combination. However, Federated was already classifying these payments appropriately. While the ASU required the retrospective adoption approach, the adoption did not have an impact to Federated's Consolidated Financial Statements.
On January 1, 2018, Federated adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. Under this ASU, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The ASU required the retrospective adoption approach, which required the restatement of prior periods presented. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
Clarifying the Definition of a Business
On January 1, 2018, Federated adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset (or a group of similar identifiable assets), the assets are not considered to be a business. To be considered a business, an acquisition or disposal must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The amendments also narrow the definition of the term "outputs" to be consistent with Topic 606. The ASU was required to be applied prospectively. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
Reporting on Comprehensive Income
Effective January 1, 2018, Federated adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Due to the revaluation of deferred taxes resulting from the Tax Cuts and Jobs Act of 2017 (Tax Act) being required to be included in income, regardless of the source of income or loss to which the deferred item related, the tax effects of items within Accumulated other comprehensive loss, net of tax do not reflect the appropriate tax rate. The amendments in this update allow a reclassification from Accumulated other comprehensive loss, net of tax to Retained earnings for these stranded tax effects resulting from the Tax Act. Management elected to apply the guidance in the period of adoption, which did not require the restatement of prior years, and was applied by means of a cumulative-effect adjustment to the Consolidated Balance Sheets. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
(b) Recently Issued Accounting Guidance Not Yet Adopted

Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, while retaining a distinction between finance and operating leases. The update is effective for Federated on January 1, 2019. While early adoption is permitted, Federated does not plan to early adopt. The update requires the modified retrospective adoption method. Management continues to identify the population of contracts for testing to determine if a lease exists, and is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(3) Significant Accounting Policies

As a result of the adoption of Topic 606 and ASU 2016-01, the following accounting policies have been updated to reflect the new guidance. For a complete listing of Federated's significant accounting policies, please refer to Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

(a) Deferred Sales Commissions
Federated pays upfront commissions to broker/dealers (Deferred Sales Commissions) to promote the sale of certain fund shares. For share classes that pay both a distribution fee and a CDSC, Federated generally capitalizes the Deferred Sales Commissions. The deferred sales commission asset (included in Other long-term assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of six years. Deferred sales commission amortization expense was $0.8 million and $2.6 million as of March 31, 2018 and 2017, respectively, and was included in Distribution expense on the Consolidated Statements of Income.

Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted future cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted future cash flows. There were no impairments to the deferred sales commission asset during the quarters ended March 31, 2018 and 2017.

For share classes that do not pay both a distribution fee and CDSC, Federated may be entitled to receive an upfront commission, which is collected from subscribing shareholders and recognized as revenue in Other service fees, net—affiliates on the Consolidated Statements of Income upon investor subscription. For Deferred Sales Commissions that are not capitalized, the Deferred Sales Commissions paid are expensed as incurred and totaled $1.4 million and $0.4 million as of March 31, 2018 and 2017, respectively, and were included in Distribution expense on the Consolidated Statements of Income.

(b) Revenue Recognition
All of Federated's revenue is earned from contracts with customers, which are generally terminable upon 60 days' notice. Revenue is measured in an amount that reflects the consideration to which Federated expects to be entitled in exchange for providing those services. This amount may be reduced by Fee Waivers. See Note (6) for information about current period Fee Waivers.

Revenue from providing investment advisory, administrative and the majority of other service fees is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and the majority of other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control including investor activity and market volatility and is recognized as these uncertainties are resolved.

For the distribution performance obligation, control is transferred to the customer at a point in time upon investor subscription and/or redemption. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control including investor activity and market volatility and is recognized as these uncertainties are resolved. For certain revenue, primarily related to distribution fees, Federated may recognize revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved.

The fair value of these investment portfolios managed by Federated is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the Federated Funds. For each period presented, a de minimis amount of AUM was priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the Investment Company Act of 1940

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(1940 Act), the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers whether Federated is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers, respectively. Federated would be considered a principal service provider if it controls the service that is transferred to the customer. Alternatively, Federated would be considered an agent when it does not control the service, but rather arranges for the service to be provided by another party. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report gross revenues. All of Federated's revenue is recorded gross of payments made to third parties.

Significant judgments are used when reviewing newly-created contracts and/or materially-modified contracts to determine whether: (1) Federated is the principal or agent; (2) a contract has multiple performance obligations when Federated is paid a single fee; and (3) two or more contracts should be combined. A change in the conclusion of whether Federated is the principal or agent would result in a change in the revenue being recorded gross or net of payments made to third parties. Different conclusions for the remaining two judgments may change the line items to which revenue is being recorded. There are no significant judgments that would impact the timing of revenue recognition.

Federated is not required to disclose estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.

(c) Investments
Federated's investments are categorized as Investments—consolidated investment companies or Investments—affiliates and other on the Consolidated Balance Sheets. Investments—consolidated investment companies represent securities held by Federated as a result of consolidating certain Federated Funds. Investments—affiliates and other represent Federated's investments in fluctuating-value Federated Funds and investments held in Separate Accounts for which Federated owns the underlying debt and equity securities. All investments are carried at fair value with unrealized gains or losses on these securities recognized in (Loss) gain on securities, net on the Consolidated Statements of Income. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in (Loss) gain on securities, net on the Consolidated Statements of Income.

The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (8) for additional information regarding the fair value of investments held as of March 31, 2018 and 2017.

(4) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

Three Months Ended
(in thousands)	March 31, 2018
Equity	$114,355
Money market	104,483
Fixed-income	45,014
Total Revenue	$263,852

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated's revenue disaggregated by performance obligation:

Three Months Ended
(in thousands)	March 31, 2018
Asset Management[1]	$174,266
Administrative Services	49,023
Distribution[2]	38,057
Other[3]	2,506
Total Revenue	$263,852

1
The performance obligation may include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.

2
The performance obligation is satisfied at a point in time and may include CDSC's and upfront commissions. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.

3	Includes shareholder service fees recorded in Other service fees, net—affiliates on the Consolidated Statements of Income.

The following table presents Federated's revenue disaggregated by geographical market:

Three Months Ended
(in thousands)	March 31, 2018
Domestic	$256,092
Foreign[1]	7,760
Total Revenue	$263,852

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

The following table presents Federated's revenue disaggregated by product type:

Three Months Ended
(in thousands)	March 31, 2018
Federated Funds	$224,817
Separate Accounts	39,035
Total Revenue	$263,852

(5) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Equity assets	43%	41%
Money market assets	40%	42%
Fixed-income assets	17%	17%

The change in the relative proportion of Federated's revenue attributable to equity assets for the first three months of 2018 as compared to the same period in 2017 was primarily the result of higher average equity assets.

The change in the relative proportion of Federated's revenue attributable to money market assets for the first three months of 2018 as compared to the same period in 2017 was primarily the result of a decrease related to a change in a customer relationship and a change in the mix of average money market assets. This was partially offset by a decrease in voluntary waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation in the U.S. and abroad. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, the Investment Advisers Act of 1940; state laws regarding securities fraud and registration; regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities.
See the Business Developments - Current Regulatory Environment section of Management's Discussion and Analysis for additional information about the current regulatory environment.

(b) Revenue Concentration by Investment Strategy

Approximately 17% and 18% of Federated's total revenue for the three-month periods ended March 31, 2018 and March 31, 2017, respectively, was derived from services provided to a specific domestic strategy, the Federated Strategic Value Dividend strategy, which includes Federated Funds and Separate Accounts. A significant and prolonged decline in the AUM of this strategy could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with this strategy.

(c) Revenue Concentration by Intermediary

Approximately 14% and 16% of Federated's total revenue for the three-month periods ended March 31, 2018 and March 31, 2017, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(6) Consolidation

The Consolidated Financial Statements include the accounts of Federated, which include Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $25.6 million and $27.4 million at March 31, 2018 and December 31, 2017, respectively.

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three months ended March 31, 2018 and March 31, 2017, Fee Waivers totaled $87.4 million and $90.5 million, respectively, of which $57.9 million and $59.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV) or increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2018 or March 31, 2017.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2018 and December 31, 2017.

(a) Consolidated Voting Rights Entities

Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of March 31, 2018 and December 31, 2017, consolidated VREs included on Federated's Consolidated Balance Sheets included $5.2 million and $5.7 million, respectively, in Investments—consolidated investment companies and $2.0 million and $2.5 million, respectively, in Redeemable noncontrolling interest in subsidiaries.

(b) Consolidated Variable Interest Entities

As of March 31, 2018 and December 31, 2017, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$0.0	$0.1
Investments—consolidated investment companies	39.0	39.7
Receivables	0.7	1.0
Less: Liabilities	0.4	0.4
Less: Redeemable noncontrolling interest in subsidiaries	26.7	27.7
Federated's net interest in Federated Fund VIEs	$12.6	$12.7

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent operating liabilities of the entities.

Federated did not newly consolidate or deconsolidate any VIEs during the three months ended March 31, 2018.

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

At March 31, 2018 and December 31, 2017, Federated's investment and maximum risk of loss related to non-consolidated VIEs was $0.9 million (recorded in Investments—affiliates and other on the Consolidated Balance Sheets) and was entirely related to one Federated Fund at the end of each period. AUM for these non-consolidated Federated Funds totaled $69.6 million and $55.8 million at March 31, 2018 and December 31, 2017, respectively.

(7) Investments

At March 31, 2018 and December 31, 2017, Federated held investments in Separate Accounts of $6.1 million and $6.3 million, respectively, and investments in fluctuating-value Federated Funds of $1.6 million at the end of both periods, that were included in Investments—affiliates and other on the Consolidated Balance Sheets.

Federated's investments held in Separate Accounts as of March 31, 2018 and December 31, 2017, were primarily composed of domestic debt securities ($3.0 million at the end of both periods) and stocks of large U.S. and international companies ($2.5 million and $2.6 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in the Federated Fund (see Note (6)). All investments held by these Federated Funds were included in Investments—consolidated investment companies on Federated's Consolidated Balance Sheets.

Federated's investments held by consolidated Federated Funds as of March 31, 2018 and December 31, 2017, were primarily composed of domestic and foreign debt securities ($38.6 million and $39.2 million, respectively) and stocks of small and medium-sized companies ($3.2 million and $3.8 million, respectively).

The following table presents gains and losses recognized in (Loss) gain on securities, net on the Consolidated Statements of Income in connection with Federated's investments:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Investments—consolidated investment companies
Unrealized (losses) gains	$(1,690)	$707
Realized gains[1]	824	999
Realized losses[1]	(175)	(568)
Net (losses) gains on Investments—consolidated investment companies	(1,041)	1,138
Investments—affiliates and other
Unrealized (losses) gains recognized on securities still held	(215)	260
Net realized gains recognized on securities sold[1]	74	1,164
Net (losses) gains on Investments—affiliates and other	(141)	1,424
(Loss) gain on securities, net	$(1,182)	$2,562

1	Realized gains and losses are computed on a specific-identification basis.

(8) Fair Value Measurements

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
March 31, 2018
Financial Assets
Cash and cash equivalents	$174,179	$0	$0	$151,430	$325,609
Investments—consolidated investment companies
Equity securities	4,787	832	0	0	5,619
Debt securities	0	38,581	0	0	38,581
Investments—affiliates and other
Equity securities	4,482	0	0	162	4,644
Debt securities	0	2,972	0	131	3,103
Other[1]	614	30	414	0	1,058
Total financial assets	$184,062	$42,415	$414	$151,723	$378,614

Total financial liabilities[2]	$36	$0	$784	$0	$820

December 31, 2017
Financial Assets
Cash and cash equivalents	$205,364	$0	$0	$110,900	$316,264
Investments—consolidated investment companies
Equity securities	5,424	746	0	0	6,170
Debt securities	0	39,241	0	0	39,241
Investments—affiliates and other
Equity securities	4,564	0	0	173	4,737
Debt securities	0	2,997	0	129	3,126
Other[1]	123	357	760	0	1,240
Total financial assets	$215,475	$43,341	$760	$111,202	$370,778

Total financial liabilities[2]	$0	$0	$1,203	$0	$1,203

1
Amounts include restricted cash, structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include acquisition-related future consideration liabilities as well as certain liabilities attributable to structured trade finance loans held by Federated and may include foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2018 or December 31, 2017.

Cash and cash equivalents
Cash and cash equivalents include investments in money market funds and deposits with banks. Investments in money market Federated Funds totaled $318.7 million and $309.1 million at March 31, 2018 and December 31, 2017, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market Federated Fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the table above.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Investments—consolidated investment companies—equity securities
Investments—consolidated investment companies—equity securities represent equity securities held by consolidated Federated Funds (included in Investments—consolidated investment companies on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds are determined by a third-party pricing service (Level 2).
Investments—consolidated investment companies—debt securities
Investments—consolidated investment companies—debt securities primarily represent domestic and foreign bonds held by consolidated Federated Funds. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
Investments—affiliates and other—equity securities
Investments—affiliates and other—equity securities primarily represent equity investments held in Separate Accounts as well as investments in fluctuating-value Federated Funds (included in Investments—affiliates and other on the Consolidated Balance Sheets). For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For certain investments in Federated Funds and/or Separate Accounts that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.
Investments—affiliates and other—debt securities
Investments—affiliates and other—debt securities primarily represent domestic bonds held by Separate Accounts. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2). For certain investments in Separate Accounts that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2018.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(9) Debt

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. As of March 31, 2018 and December 31, 2017, the amounts outstanding under the revolving credit facility were $165 million and $170 million, respectively, and were recorded as Long-term debt on the Consolidated Balance Sheets. The interest rate was 2.789% and 2.486% as of March 31, 2018 and December 31, 2017, respectively, which was calculated at the London Interbank Offering Rate (LIBOR) plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of March 31, 2018, Federated has $210 million available for borrowings.

The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the three months ended March 31, 2018 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(10) Share-Based Compensation Plans

During the first three months of 2018, Federated awarded 451,769 shares of restricted Federated Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

During 2017, Federated awarded 946,570 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 513,570 shares were awarded in connection with the aforementioned bonus program in 2017. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(11) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of March 31, 2018. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first three months of 2018, Federated repurchased 0.1 million shares of its Class B common stock for $3.9 million, nearly all of which were repurchased in the open market. At March 31, 2018, 2.1 million shares remain available to be purchased under Federated's buyback program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(12) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Numerator – Basic and Diluted
Net income attributable to Federated Investors, Inc.	$60,331	$49,641
Less: Total income available to participating unvested restricted shareholders[1]	(2,375)	(1,964)
Total net income attributable to Federated Common Stock[2]	$57,956	$47,677
Denominator
Basic weighted-average Federated Common Stock[2]	97,187	97,863
Dilutive potential shares from stock options	2	1
Diluted weighted-average Federated Common Stock[2]	97,189	97,864
Earnings per share
Net income attributable to Federated Common Stock – Basic and Diluted[2]	$0.60	$0.49

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted shares which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(13) Commitments and Contingencies

(a) Contractual
Federated may be required to make certain compensation-related payments through 2023 in connection with various significant employment and incentive arrangements. Federated is obligated to make future minimum compensation payments of approximately $9 million. Based on asset levels as of March 31, 2018 and performance goals, incentive payments could total up to an additional $31 million over the remaining terms of these arrangements.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2018, management does not believe that a material loss related to any of these matters is reasonably possible.

(c) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2018, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding risks related to claims asserted or threatened against Federated.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly modified the federal tax code and, among other changes, reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. In addition, as a result of this rate change, Federated's 2017 results included a $70.4 million reduction to the income tax provision resulting from the revaluation of its net deferred tax liability. This represents a provisional estimate based on management's initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the Treasury Department and the potential for additional guidance from the SEC and/or the FASB, this estimate may be adjusted during 2018. As of March 31, 2018, management does not anticipate a material change to the estimate.
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

(15) Subsequent Events

On April 12, 2018, Federated entered into an agreement to acquire a majority interest in Hermes Fund Managers Limited (Hermes), which operates Hermes Investment Management, a pioneer of environmental, social, and governance investment processes, from BT Pension Scheme (BTPS). Upon closing, Federated will pay £246 million, subject to adjustments calculated at the time of completion, to BTPS for a 60 percent interest in Hermes (Hermes Acquisition). Federated will fund the transaction through a combination of cash and its existing revolving credit facility. BTPS will retain a 29.5 percent interest in Hermes and will continue to invest in Hermes' strategies as a client. Certain members of Hermes' management will hold an aggregate 10.5 percent interest in Hermes. The agreement has been approved by the boards of Federated and BTPS and is subject to approval of regulatory authorities in the U.K., Singapore and other jurisdictions. The transaction also is subject to satisfaction of other agreed-upon conditions, and is expected to be completed during the third quarter of 2018.

On April 13, 2018, Federated entered into a foreign currency forward transaction with Citi Bank, N.A. under an existing International Swaps and Derivatives Association, Inc. Master Agreement dated June 9, 2010. Under this forward transaction, Federated is committed to purchase £250 million at an all-in forward rate of 1.43192 (which is comprised of a spot rate of 1.42522 plus forward points of 0.0067) for settlement on August 1, 2018 in the amount of $358.0 million. The £250 million includes the announced purchase price for the Hermes Acquisition of £246 million and an estimate of £4 million to compensate BTPS for its share of Hermes' excess regulatory balance sheet capital at closing. Federated may adjust the actual date of settlement of this forward transaction so that it coincides with the final closing date of the Hermes Acquisition. In the event the settlement date is other than August 1, 2018, the final amount paid by Federated could be different (i.e., either higher or lower) due to a change in the forward points.

On April 26, 2018, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 8, 2018 to be paid on May 15, 2018.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

General

Federated is one of the largest investment managers in the U.S. with $392.2 billion in managed assets as of March 31, 2018. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Nearly all managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged to fixed-income products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
Federated's most significant operating expenses are Compensation and related expense and Distribution expense, as described above. Compensation and related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated, investment management performance and sales performance.
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

Business Developments

Current Regulatory Environment

Domestic
Certain rules and regulations adopted by the SEC, among other regulatory authorities, self-regulatory organizations or exchanges, became effective in 2017 or are expected to become effective in 2018 or 2019. While increased regulation continues in 2018, the pace of new regulation has slowed in late 2017 and 2018, with the possibility for deregulation continuing to exist. The rules and regulations that have or are expected to become effective continue, and any new proposed rules and regulations will continue, to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
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
The U.S. Department of the Treasury (Treasury Department) issued a report in October 2017 on asset management and insurance (Treasury Asset Management Report). In that report, the Treasury Department made various recommendations for deregulation of the asset management industry. Among other recommendations, the Treasury Department recommended amending rules to avoid dual SEC and Commodity Futures Trading Commission registration requirements for investment companies and to eliminate Dodd-Frank Act imposed stress testing requirements for investment advisors and investment companies in favor of Rule 2a-7 stress testing requirements under the 1940 Act (Rule 2a-7).
Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform. For example, the proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds, which requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance).
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
On December 11, 2015, the SEC proposed a rule that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies by imposing, among others, requirements to comply with portfolio leverage limitations, to segregate certain assets, and to establish a formalized derivatives risk management program. It is unclear if or when the derivatives rule will be finalized. While the proposed derivatives rule remains on the SEC's most recent proposed regulatory agenda, management does not expect this rule to be finalized until the fourth quarter of 2018 at the earliest, with an extended compliance period. Among other recommendations on derivatives regulation, the Treasury Asset Management Report recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule. Government regulatory policies, and the possibility for deregulation in the U.S., could further delay or result in modifications to this rule or result in this rule not being adopted.
On April 6, 2016, the Department of Labor (DOL) released its final rule imposing a modified fiduciary standard for retirement plan advisors (Final Fiduciary Rule). The Final Fiduciary Rule, together with related guidance, modifies the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 (ERISA) and addresses conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisors by requiring such advisors to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, level certain fees, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. The DOL permitted the "fiduciary" definition, impartial conduct standards and certain class exemption conditions under the Final Fiduciary Rule to become applicable on June 9, 2017. The DOL did not require full compliance with all conditions of certain exemptions, such as the Best Interest Contract Exemption and an exemption relating to principal transactions, until January 1, 2018 to allow time for the DOL to conduct its ongoing examination of the Final Fiduciary Rule as directed by a Presidential Memorandum. The Treasury Asset Management Report supported the delay of the full implementation of the Final Fiduciary Rule to July 1, 2019. On November 27, 2017, the DOL released a final rule delaying full compliance and extending the transition period until July 1, 2019. The DOL also has updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims against fiduciaries who are working diligently and in good faith to comply with the Final Fiduciary Rule or treat those fiduciaries as being in violation of the Final Fiduciary Rule.
On June 1, 2017, prompted by the DOL Secretary's invitation for the DOL and SEC to work constructively together on applicable standards of conduct for broker/dealers and investment advisors, SEC Chairman Jay Clayton requested public comment on the standards of conduct applicable to investment advisors and broker/dealers when providing advice to retail investors. In the request, among other questions, SEC Chairman Clayton inquired whether the SEC should move ahead with a disclosure- or standards of conduct-based approach, how any SEC action should be implemented and how it should comport with the Final Fiduciary Rule. On October 4, 2017, the SEC announced that it is working on a fiduciary rule proposal that would address issues with the Final Fiduciary Rule. On April 18, 2018, the SEC issued three new proposals totaling approximately 900 pages, including a proposed Regulation Best Interest, which would require broker/dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, and makes it clear that a broker/dealer may not put its financial interests ahead of the interests of a retail customer in making recommendations. Under Regulation Best Interest as proposed, a broker/dealer would discharge its duty to act in the best interests of a retail customer by complying with each of three specific obligations: (1) Disclosure to the retail customer of the key facts about its relationship with the customer, including material conflicts of interest; (2) exercising reasonable diligence, care, skill, and prudence, to (a) understand the product; (b) have a reasonable basis to believe that the product is in the retail customer's best interest; and (c) have a reasonable basis to believe that a series of transactions is in the retail customer's best interest; and (3) establishing, maintaining and enforcing policies and procedures reasonably designed to identify and then at a minimum to disclose and mitigate, or eliminate, material conflicts of interest arising from financial incentives, with other material conflicts of interest at least being disclosed. In a companion release, the SEC proposed interpretations designed to reaffirm, and, in certain cases, clarify, the SEC's views on the fiduciary duty investment advisors owe to their clients under the Advisers Act. In another companion release, the SEC proposed Form CRS, which would be a short client or customer relationship summary disclosure intended to help address retail investor confusion about the nature of their relationships with investment professionals, and would supplement other more detailed disclosures required to be provided by advisors in Form ADV, Part 2A, and by brokers under Regulation Best Interest. The SEC also proposed to restrict certain broker/dealers and their financial professionals from using the terms "adviser" or "advisor" as part of their name or title with retail investors. Investment advisors and broker/dealers would also need to disclose their registration status with the SEC in certain retail investor communications. Each proposing release has a 90 day public comment period that will commence upon publication of the released in the Federal Register.
The level fee and certain other requirements under the Final Fiduciary Rule raised questions regarding the sale and distribution of mutual fund shares under the 1940 Act. In response, the SEC issued guidance in late 2016 and early 2017 addressing mutual fund fee structures in light of the Final Fiduciary Rule, such as to permit sales load variation disclosure for multiple intermediaries and to permit, subject to certain conditions being satisfied, broker/dealers, when acting as brokers, to charge a commission outside of the mutual fund for sales or distribution services on sales of mutual fund shares that do not have any front-end or contingent deferred sales loads or other asset-based sales charges (so called "clean shares"). Legislative initiatives, government regulatory policies, and the possibility for deregulation in the U.S., could further delay or result in modifications to these rules as finally applicable or result in these rules not becoming fully applicable. Lawsuits challenging the Final Fiduciary Rule's validity on various grounds are proceeding. In connection with such lawsuits, the DOL has announced that it does not intend to enforce a provision in the Final Fiduciary Rule that would prohibit arbitration clauses in best-interest contracts and has signaled that the provision in the Best Interest Contract Exemption that allows for a private right of action, including class action lawsuits, may be eliminated. In November 2017, a U.S. District Court in Minnesota issued an injunction against the Final Fiduciary Rule, holding that the plaintiff demonstrated that it would suffer irreparable harm under the provisions of the Final Fiduciary Rule that allow class action lawsuits. In March 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the Final Fiduciary Rule in its entirety. That decision will not become final until the court issues a mandate which is expected to occur on May 7, 2018 unless the DOL appeals the decision by April 30, 2018. In response to the Fifth Circuit's decision, the DOL announced that it will not enforce the fiduciary rule, pending further review.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

On October 13, 2016, the SEC adopted rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Among other requirements and changes, the reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN. In July 2017, the Investment Company Institute requested that the SEC change Form N-PORT portfolio holdings reporting from monthly to quarterly and delay the compliance date for the Form N-PORT and Form N-CEN filing requirements for at least six months. In December 2017, in light of a cyber incident disclosed by the SEC in September 2017, the SEC postponed the compliance date for filing Form N-PORT from June 1, 2018 to April 30, 2019. For larger fund complexes, such as Federated's, required information must still be compiled, maintained and made available to the SEC by June 1, 2018. The compliance date for Form N-CEN remains June 1, 2018.
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
The liquidity risk management rules require open-end investment companies (other than money market funds and certain exchange traded funds (ETFs)) to establish liquidity risk management programs that contain certain required elements, including (among others): (1) classification of the liquidity of fund portfolio investments into four "buckets" (i.e., highly liquid, moderately liquid, less liquid and illiquid); (2) assessment, management and periodic review of a fund's liquidity risk; (3) establishment of a highly liquid investment minimum (i.e., a minimum percentage of cash and investments that can be liquidated in three business days without significantly changing the market value of the investment); (4) limitation on illiquid investments (i.e., 15% of net assets) with board reporting of exceptions; and (5) fund board review and approval of the liquidity management program and the designation of a fund advisor or officer to administer the program. In addition to certain other policy and procedure, disclosure and recordkeeping requirements, the rules require confidential reporting on Form N-LIQUID when a fund's level of illiquid assets exceeds 15% of its net assets or when the fund's highly liquid investments fall below its highly liquid investment minimum for more than a brief period of time. Larger fund complexes, such as Federated's, are required to establish their liquidity risk management programs by December 1, 2018. Compliance with disclosure and certain other requirements was required by June 1, 2017. In July 2017, the Investment Company Institute requested the SEC to adjust the compliance schedule for the liquidity risk management rule's asset classification and related requirements to allow the SEC to adopt amendments permitting each fund to formulate its own policies and procedures to determine how to classify the liquidity of its investments and, in any event, to postpone the December 1, 2018 compliance date for at least one year. The Treasury Asset Management Report, while supporting robust liquidity risk management programs, endorsed the current 15% limitation on illiquid assets applicable to investment companies and rejected any highly prescriptive regulatory approach to liquidity risk management, such as the bucketing requirement. In addition, it recommended that the SEC adopt a principles-based approach to liquidity risk management rules, and any associated bucketing requirements, and postpone the currently scheduled December 2018 implementation of the bucketing requirement. In December 2017, the SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September 2017. On January 10, 2018, the SEC issued Investment Company Liquidity Risk Management Programs Frequently Asked Questions, which clarified certain of the rules' requirements for sub-advised funds and ETFs. Given the possibility for deregulation in the U.S., it is uncertain whether the current compliance dates will be delayed or whether aspects of the liquidity risk management rules will be modified or eliminated prior to the final required compliance date. In February 2018, the SEC postponed the implementation of the bucketing requirement until June 1, 2019, and subsequently proposed eliminating it on March 14, 2018. Other provisions of the liquidity risk management rules, including the requirement to establish risk management programs and the limitation of illiquid investments to 15% of net assets, are still scheduled to take effect on December 1, 2018.
The swing pricing rule, which becomes effective on November 19, 2018, permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs resulting from shareholder purchase and redemption transactions to the transacting shareholders. The Treasury Asset Management Report encouraged further analysis of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

whether, and to what extent, swing pricing will be implemented by funds and recommended that particular focus should be placed on investor protection and whether funds are appropriately setting the amount of the swing factor as justified by relevant trading costs. Given government regulatory policies, and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date. As of March 31, 2018, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
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
Efforts also continue to improve the transparency, and to seek to curtail certain authority, of the FSOC. For example, on February 28, 2017, the Republican Staff of the Committee on Financial Services, U.S. House of Representatives, issued a report entitled "The Arbitrary and Inconsistent FSOC Nonbank Designation Process." The report criticized the FSOC for not following its own rules and guidance relating to designations on systemically important non-bank financial institutions and for inconsistent and arbitrary analysis of companies. On March 28, 2017, ten U.S. Senators sent a letter to the Secretary of the Treasury criticizing the FSOC's process for designating non-bank systemically important financial institutions as lacking transparency and accountability, insufficiently tracking data, and not having a consistent methodology for determinations. In the letter, the 10 Senators expressed their support for ending the FSOC's "too big to fail" policy. On April 21, 2017, President Trump issued a Presidential Memorandum for the Secretary of the Treasury that, among other matters, directed him to consider whether the FSOC's processes for making determinations and designations are sufficiently transparent, provide adequate due process, adequately consider the costs of any determination or designation on the regulated entity, and are consistent with President Trump's Executive Order on core principles for regulating the U.S. financial system. On June 12, 2017, the Treasury

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Department issued a report in which it recommended, among other proposals, that Congress expand FSOC's authority to play a larger role in the coordination and direction of regulatory and supervisory policies, including by giving FSOC the authority to appoint a lead regulator on any issue on which multiple agencies may have conflicting and overlapping regulatory jurisdiction. On October 6, 2017, the Treasury Department issued a second report addressing banks and credit unions. In that report, it indicated that it would issue a separate report on its review of the process by which the FSOC determines that a non-bank financial company could pose a threat to the financial stability of the United States, subjecting such an entity to supervision by the Federal Reserve and enhanced prudential standards. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. On November 17, 2017, the Treasury issued a third report in which it made the following recommendations, among others, to enhance the analytical process, engagement, and transparency of FSOC's non-bank financial company designation process: (1) FSOC should revise its guidance to provide that it will assess the likelihood of a firm's material financial distress as part of its analysis; (2) FSOC should revise its guidance to provide that it will conduct a cost-benefit analysis as part of its process, and should only designate a company if the expected benefits to financial stability outweigh the costs of designation; (3) FSOC should enhance its communication with non-bank financial companies under review and their primary financial regulators; and (4) FSOC should provide a clear "off-ramp" to designated non-bank financial companies and adopt a more robust and transparent process for its annual reevaluations. Given the possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC, the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's prime money market business can vary and is uncertain. While the Fifth Circuit Court of Appeals' recent decision to vacate the Final Fiduciary Rule makes its validity uncertain, the Final Fiduciary Rule also has impacted, and will likely continue to impact, Federated's AUM, revenues and operating income. For example, if intermediaries continue to reduce the number of Federated Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management believes that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or effecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules, the 1940 Act and other applicable laws and regulations. Among other actions, Federated also has developed an educational website to assist clients with compliance with the Final Fiduciary Rule, increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares, which currently are not being offered, to 33 Federated Funds. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

has caused, and/or may cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships.
Federated will continue to monitor Regulatory Developments as necessary, and may implement additional changes to its business and practices as Federated deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated's product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as further money market fund regulation or potential deregulation, new fiduciary rules and other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as the Final Fiduciary Rule and other Regulatory Developments, has been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of March 31, 2018, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the potential for deregulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of March 31, 2018, given the potential for deregulation in the U.S. and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds, or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
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
The UK voted to approve Brexit and exit the EU on June 23, 2016. Since that time, the Bank of England announced an extension of its quantitative easing program and the UK's credit rating was downgraded and concerns persist regarding the UK's credit given the uncertainty over the outcome of Brexit negotiations. In September 2017, the UK's credit rating was downgraded a second time based on the UK government's fiscal consolidation plans being increasingly in question and the UK's debt burden being expected to continue to rise, and its ratings outlook was changed to stable from negative. While UK financial markets have rebounded, with the formal Article 50(2) notice having been delivered, debate continues regarding the exit process, with the fifth round of monthly Brexit talks between the UK and the EU having taken place. On December 8, 2017, the EU and UK came to agreement in principal on the following separation issues, with the understanding that nothing will be final until all issues are agreed upon: (1) the health, welfare and other rights that EU citizens will have in the UK and such rights that UK citizens will have in the EU; (2) the amount of money the UK will be required to pay the EU for initiatives approved prior to the Brexit vote on June 23, 2016; and (3) issues relating to the border between Northern Ireland, when it is outside the EU, and the Republic of Ireland, which will be part of the EU. Other issues include, among others, whether work and travel permit restrictions will be imposed and the ultimate impact Brexit will have on the UK economy and the EU. On March 23, 2018, EU leaders announced they have approved guidelines for negotiations on future relations with the UK. Specifically, EU leaders endorsed a transition period between March 2019 (when UK is expected to exit EU) and the end of 2020. During the transition, the UK will be able to negotiate, sign and ratify its own trade deals. Additionally, EU citizens arriving in the UK will enjoy the same rights and guarantees of those who arrive prior to Brexit.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

The process for agreeing and implementing the UK's withdrawal from the EU is expected to take up to two years or more from March 29, 2017 and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the implementation of a financial transactions tax (FTT). Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of March 31, 2018, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
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
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, discussions regarding the scope, application and allocation of the FTT continued in 2017, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on another proposal for an FTT. Under this proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Under the proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. If two Member States decide not to participate, the FTT proposal cannot be finalized. On September 26, 2017, French President Emmanuel Macron recommended re-launching the FTT negotiations, proposing that all 28 Member States adopt a form of FTT. EU Finance Ministers also have launched a review of how the Brexit negotiations would affect the implementation of an FTT. It was reported that a March 4, 2018 agreement between Angela Merkel's Christian Democratic Union and grand coalition partners, the Social Democratic Party, in Germany included a statement that the parties want to "conclude the introduction of a substantial financial transaction tax" in the EU. No definitive action has been taken on the FTT as of March 31, 2018. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT.

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
Regarding the FSB's work on financial stability risks stemming from asset management activities, the FSB published a consultative document, "Proposed Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" in June 2016. On January 12, 2017, the FSB published its final "Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" (Final FSB Recommendations), which set forth 14 final policy recommendations intended to address four identified structural vulnerabilities from asset management activities that the FSB believes could potentially present financial stability risks. The four identified structural vulnerabilities identified by the FSB include: (1) a perceived liquidity mismatch between fund investments and redemption terms and conditions for open-end fund shares; (2) leverage within investment funds; (3) operational risk and challenges at asset managers in stressed conditions; and (4) securities lending activities of asset managers and funds. Regarding the perceived liquidity mismatch, the Final FSB Recommendations seek to increase information and transparency, strengthen liquidity risk management, and encourage the use of system-wide stress testing by regulatory authorities, through, among other efforts, developing consistent disclosure and reporting requirements, distinguishing between information useful to investors and regulatory authorities, making more liquidity risk management tools (e.g., swing pricing, redemption fees, other anti-dilution methods) available to open-end funds, and requiring and providing guidance on stress testing to support liquidity risk management. Regarding leverage, the Final FSB Recommendations focus on measuring and monitoring leverage within funds, including through, among other efforts, developing consistent measures of leverage, identifying or developing more risk-based measures to monitor leverage risk and collecting fund-level and aggregate data on leverage and its use in funds. Regarding operational risk, the Final FSB Recommendations aim to improve risk management frameworks and practices taking into account the level of risk an asset manager's activities pose to the financial system, including through, among other efforts, imposing requirements or providing guidance on business continuity and transition planning. Regarding securities lending, the Final FSB Recommendations focus on monitoring for situations where indemnifications provided by asset managers to their clients in relation to securities lending activities indicate the development of material risks or regulatory arbitrage that may adversely affect financial stability and recommend that regulatory authorities verify and confirm asset managers adequately cover potential credit losses. It had been reported that IOSCO intended to implement the recommendations relating to liquidity mismatch by the end of 2017 and those relating to leverage by the end of 2018. On July 7, 2017, IOSCO published a "Consultation on CIS Liquidity Risk Management Recommendations," which sets forth IOSCO's framework for liquidity risk management for collective investment schemes. In doing so, IOSCO's consultation document addresses certain of the structural vulnerabilities identified by the FSB in the Final FSB Recommendations regarding liquidity risk management in the asset management industry, and makes recommendations regarding disclosure of liquidity risk management programs to investors, monitoring and assessment of liquidity risk, availability and effectiveness of liquidity risk management tools, fund level stress testing and contingency planning, among other matters. On July 7, 2017, IOSCO also published a consultation report, "Open-ended Fund Liquidity and Risk Management - Good Practices and Issues for Consideration," which is intended to assist regulators, asset managers and investors in understanding liquidity risks and addressing liquidity risk management. Management, while generally supporting many of the recommendations in the Final FSB Recommendations and IOSCO consultation document that can be viewed as guidance on liquidity, leverage and other related risks, continues to respectfully disagree with the premise that the regulated fund industry, particularly in the U.S., creates financial stability risk and believes that additional burdensome regulation is not warranted. On February 1, 2018, IOSCO issued final recommendations intended to improve the liquidity risk management practices of collective investment schemes. "Recommendation For Liquidity Risk Management For Collective Investment Schemes" sets forth IOSCO's recommendations to those entities responsible for managing the liquidity of collective investment schemes. IOSCO also released a final report on good practices, "Open-ended Fund Liquidity and Risk Management - Good Practices and Issues For Consideration," intended to assist regulators, the industry and investors in managing liquidity and related risks. Among other guidance and recommendations, the IOSCO final report recommends that, when looking at the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

management of liquidity within a fund, a holistic approach needs to be considered, conditioned on the overall consistency of the fund's redemption terms with its investment strategy, and the fund's potential or existing investor base.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Management continues to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations, the IOSCO consultation document or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of March 31, 2018, Federated is unable to assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments become effective and are required to be complied with or an FTT is enacted. Federated also is unable to assess at this time whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2018	2017
By Asset Class
Money market	$265,944	$245,198	8%
Equity	63,967	64,770	(1)
Fixed-income	62,254	51,780	20
Total managed assets	$392,165	$361,748	8%
By Product Type
Funds:
Money market	$182,437	$175,232	4%
Equity	36,421	37,159	(2)
Fixed-income	40,578	40,239	1
Total fund assets	259,436	252,630	3
Separate Accounts:
Money market	83,507	69,966	19
Equity	27,546	27,611	0
Fixed-income	21,676	11,541	88
Total separate account assets	132,729	109,118	22
Total managed assets	$392,165	$361,748	8%

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2018	2017
By Asset Class
Money market	$267,546	$247,591	8%
Equity	66,833	63,780	5
Fixed-income	63,594	51,802	23
Total average managed assets	$397,973	$363,173	10%
By Product Type
Funds:
Money market	$181,856	$182,418	0%
Equity	37,728	36,957	2
Fixed-income	41,078	40,086	2
Total average fund assets	260,662	259,461	0
Separate Accounts:
Money market	85,690	65,173	31
Equity	29,105	26,823	9
Fixed-income	22,516	11,716	92
Total average separate account assets	137,311	103,712	32
Total average managed assets	$397,973	$363,173	10%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2018	2017
Equity Funds
Beginning assets	$38,101	$36,231
Sales	1,849	1,703
Redemptions	(3,059)	(3,047)
Net redemptions	(1,210)	(1,344)
Net exchanges	(128)	60
Acquisition-related	0	287
Market gains and losses[1]	(342)	1,925
Ending assets	$36,421	$37,159

Equity Separate Accounts
Beginning assets	$30,038	$26,150
Sales[2]	1,514	1,912
Redemptions[2]	(2,493)	(1,994)
Net redemptions[2]	(979)	(82)
Net exchanges	3	0
Market gains and losses[1]	(1,516)	1,543
Ending assets	$27,546	$27,611

Total Equity Assets
Beginning assets	$68,139	$62,381
Sales[2]	3,363	3,615
Redemptions[2]	(5,552)	(5,041)
Net redemptions[2]	(2,189)	(1,426)
Net exchanges	(125)	60
Acquisition-related	0	287
Market gains and losses[1]	(1,858)	3,468
Ending assets	$63,967	$64,770

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

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2018	2017
Fixed-income Funds
Beginning assets	$41,200	$39,434
Sales	4,107	3,986
Redemptions	(4,575)	(3,831)
Net (redemptions) sales	(468)	155
Net exchanges	127	(24)
Acquisition-related	0	148
Market gains and losses[1]	(281)	526
Ending assets	$40,578	$40,239

Fixed-income Separate Accounts
Beginning assets	$23,017	$11,880
Sales[2]	800	214
Redemptions[2]	(2,027)	(695)
Net redemptions[2]	(1,227)	(481)
Net exchanges	0	(56)
Market gains and losses[1]	(114)	198
Ending assets	$21,676	$11,541

Total Fixed-income Assets
Beginning assets	$64,217	$51,314
Sales[2]	4,907	4,200
Redemptions[2]	(6,602)	(4,526)
Net redemptions[2]	(1,695)	(326)
Net exchanges	127	(80)
Acquisition-related	0	148
Market gains and losses[1]	(395)	724
Ending assets	$62,254	$51,780

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

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended
	March 31,
(in millions)	2018	2017
Funds
Beginning assets	$79,301	$75,665
Sales	5,956	5,689
Redemptions	(7,634)	(6,878)
Net redemptions	(1,678)	(1,189)
Net exchanges	(1)	36
Acquisition-related	0	435
Market gains and losses[1]	(623)	2,451
Ending assets	$76,999	$77,398

Separate Accounts
Beginning assets	$53,055	$38,030
Sales[2]	2,314	2,126
Redemptions[2]	(4,520)	(2,689)
Net redemptions[2]	(2,206)	(563)
Net exchanges	3	(56)
Market gains and losses[1]	(1,630)	1,741
Ending assets	$49,222	$39,152

Total Assets
Beginning assets	$132,356	$113,695
Sales[2]	8,270	7,815
Redemptions[2]	(12,154)	(9,567)
Net redemptions[2]	(3,884)	(1,752)
Net exchanges	2	(20)
Acquisition-related	0	435
Market gains and losses[1]	(2,253)	4,192
Ending assets	$126,221	$116,550

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
By Asset Class
Money market assets	67%	68%	40%	42%
Equity assets	17%	18%	43%	41%
Fixed-income assets	16%	14%	17%	17%
By Product Type
Funds:
Money market assets	46%	50%	37%	40%
Equity assets	10%	10%	34%	33%
Fixed-income assets	10%	11%	14%	15%
Separate Accounts:
Money market assets	21%	18%	3%	2%
Equity assets	7%	8%	9%	8%
Fixed-income assets	6%	3%	3%	2%

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

As of March 31, 2018, total managed assets increased 8% from March 31, 2017 primarily as a result of an increase in money market assets and fixed-income assets. Total average money market assets increased 8% for the three months ended March 31, 2018 as compared to the same period in 2017. Period-end money market assets increased 8% at March 31, 2018 as compared to March 31, 2017. The Federal Open Market Committee of the Federal Reserve Board (FOMC) raised the target funds rate in March 2018 and signaled two additional increases are likely in 2018. It also modestly accelerated the shrinkage of the Federal Reserve's balance sheet. Average equity assets increased 5% for the three months ended March 31, 2018 as compared to the same period in 2017. Period-end equity assets decreased 1% at March 31, 2018 as compared to March 31, 2017 primarily due to net redemptions, mostly offset by market appreciation. Average fixed-income assets increased 23% for the three months ended March 31, 2018 as compared to the same period in 2017. Period-end fixed-income assets increased 20% at March 31, 2018 as compared to March 31, 2017, primarily as a result of net sales and market appreciation. During the first quarter of 2018, equity markets, as measured by the major indexes, set new records early in the period, driven by improved earnings, accelerating economic growth and optimism over the reduction in the federal tax rate. But the equity market subsequently pulled off from those highs, initially on concerns that a pickup in inflation may prompt the FOMC to raise rates at a quicker pace, then on worries that proposed import tariffs may spark a trade war. The resulting volatility left major equity indexes down for the quarter. The bond market saw Treasury yields trend higher over the same three-month period, also on stronger growth and hints of higher inflation as well as an increase in the supply of Treasuries to finance government spending to make up for lower tax revenue. But rates moved off their highs in the final month of the quarter on a risk-off trade arising from the aforementioned worries about a possible trade war.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue decreased $9.6 million for the three-month period ended March 31, 2018 as compared to the same period in 2017 primarily due to (1) a decrease of $8.6 million due to Consideration Payable to Customers now being recorded as a reduction of revenue as a result of the adoption of Topic 606 effective January 1, 2018 (under legacy guidance this amount would have been recorded as Distribution expense ($6.7 million) and Other expense ($1.9 million), (2) a net decrease of $6.8 million due to a January 2017 change in a customer relationship and (3) a decrease of $4.7 million due to a change in the mix of average money market assets. These decreases in revenue were partially offset by (1) an increase of $4.4 million due to higher average equity assets, (2) a decrease of $4.3 million in Voluntary Yield-related Fee Waivers and (3) an increase of $1.9 million due to higher average fixed-income assets.

See Note (2) to the Consolidated Financial Statements for additional information on the adoption of Topic 606.

For the three-month period ended March 31, 2018 and 2017, Federated's ratio of revenue to average managed assets was 0.27% and 0.31%, respectively. The decrease in the rate was primarily related to a decrease from the change in the mix of average money market assets (including the customer relationship change), the reduction in revenue as a result of the adoption of Topic 606.
Operating Expenses. Total operating expenses for the three-month period ended March 31, 2018 decreased $11.5 million as compared to the same period in 2017. This decrease was primarily due to a decrease of $8.7 million due to Consideration Payable to Customers activity being recorded as Distribution expense ($7.7 million) and Other expense ($1.0 million) in the first quarter of 2017, while first quarter 2018 activity of $8.6 million is recorded as a reduction of revenue as noted above. Distribution expense decreased $17.9 million in the first quarter of 2018 as compared to the same period in 2017 primarily due to (1) a decrease of $8.6 million related to the mix of average money market fund assets, (2) a $7.7 million decrease as a result of the adoption of Topic 606 as noted above and (3) a decrease of $5.3 million due to a January 2017 change in a customer relationship. These decreases in Distribution expense were partially offset by an increase of $3.5 million related to a decrease in Voluntary Yield-related Fee Waivers. Compensation and related expense increased $5.0 million for the three-month period ended March 31, 2018 as compared to the same period in 2017 primarily due to an increase in incentive compensation driven primarily by sales and investment management performance.

See Note (2) to the Consolidated Financial Statements for additional information on the adoption of Topic 606.

Nonoperating (Expenses) Income. Nonoperating (expenses) income, net decreased $3.9 million for the three-month period ended March 31, 2018 as compared to the same period in 2017. The decrease is primarily due to a $3.7 million decrease in (Loss) Gain on Securities, Net due to a decrease in the market value of investments, primarily from securities held by consolidated investment companies ($2.4 million) and a decrease in gains realized from the redemption of investments in the first quarter of 2018 as compared to the same period in 2017 ($1.1 million).
Income Taxes. The effective tax rate was 24.0% for the three-month period ended March 31, 2018 as compared to 36.9% for the same period in 2017. The decrease in the effective tax rate is primarily due to the enactment of the Tax Act.

Net Income Attributable to Federated Investors, Inc. Net income increased $10.7 million for the three-month period ended March 31, 2018 as compared to the same period in 2017, primarily as a result of the changes in revenues, expenses, nonoperating (expenses) income and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2018 increased $0.11 as compared to the same period of 2017 due primarily to increased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2018, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $398.4 million as compared to $392.6 million at December 31, 2017. The change in liquid assets is discussed below.

At March 31, 2018, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and surrounding countries,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $319 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $48.1 million for the three months ended March 31, 2018 as compared to $33.2 million for the same period in 2017. The increase of $14.9 million was primarily due to a decrease in cash paid related to the $17.9 million decrease in distribution-related expenses previously discussed, partially offset by a decrease in cash received related to the $9.6 million decrease in revenue previously discussed.

Cash Used by Investing Activities. During the three-month period ended March 31, 2018, net cash used by investing activities was $3.1 million which primarily represented cash paid for property and equipment (including technology).

Cash Used by Financing Activities. During the three-month period ended March 31, 2018, net cash used by financing activities was $35.6 million. During the first three months of 2018, Federated (1) paid $25.3 million or $0.25 per share in dividends to holders of its common shares, (2) repaid $5.0 million in connection with its debt obligations (see Note (9) to the Consolidated Financial Statements for additional information) and (3) paid $4.0 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (11) to the Consolidated Financial Statements for additional information).

Borrowings. In 2017, Federated entered into its Credit Agreement that refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility, which has an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the three-month periods ended March 31, 2018 and 2017, Federated made debt payments of $5.0 million and $6.4 million, respectively. As of March 31, 2018, Federated has $210 million available to borrow under the Credit Agreement. See Note (9) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2018. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2018, the interest coverage ratio was 89 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2018, the leverage ratio was 0.4 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated's future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.

On April 26, 2018, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 8, 2018 to be paid on May 15, 2018.

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

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of March 31, 2018.

Accrued compensation and benefits at March 31, 2018 decreased $47.5 million from December 31, 2017 primarily due to the 2017 accrued annual incentive compensation being paid in the first quarter of 2018 ($62.5 million), partially offset by certain 2018 incentive compensation accruals recorded at March 31, 2018 ($20.7 million).

Other current liabilities at March 31, 2018 increased $11.7 million from December 31, 2017 primarily due to the accrual for federal taxes at March 31, 2018 which was paid in the second quarter 2018.

There were no indicators of goodwill impairment as of March 31, 2018 as Federated's market capitalization exceeded the book value of equity by more than 300%.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various employment and incentive arrangements, Federated may be required to make certain compensation-related payments. See Note (13) to the Consolidated Financial Statements for additional information.

Legal Proceedings. Federated has claims asserted against it from time to time. See Note (13) to the Consolidated Financial Statements for additional information.

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

Of the significant accounting policies described in Federated's Annual Report on Form 10-K for the year ended December 31, 2017, management believes that its policy regarding accounting for intangible assets involves a higher degree of judgment and complexity. See Federated's Annual Report on Form 10-K for the year ended December 31, 2017, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to Federated's exposures to market risk during the three months ended March 31, 2018 that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at March 31, 2018.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (13) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the first quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	484	$0.00	0	2,174,308
February	118,161	32.80	118,161	2,056,147
March	0	0.00	0	2,056,147
Total	118,645	$32.67	118,161	2,056,147

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of March 31, 2018. See Note (11) to the Consolidated Financial Statements for additional information on this program.

2	In January 2018, 484 shares of restricted stock with a weighted-average price of $0.00 per share were repurchased as an employee forfeited restricted stock.

Part II, Item 5. Other Information

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated held on Thursday, April 26, 2018 in Pittsburgh, Pennsylvania, the holder of Federated's Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposals, both of which are described in more detail in Federated's Information Statement to shareholders dated March 15, 2018.

Proposal I
The holder of Federated's Class A Common Stock elected six individuals to the Board of Directors of Federated Investors, Inc. as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Marie Milie Jones	9,000	—	—
Joseph C. Bartolacci	9,000	—	—
Proposal II
As of March 31, 2018, out of a total of 27,050,000 shares of Class B Common Stock reserved for issuance under Federated's Stock Incentive Plan, only 1,210,384 shares remained available for grant. On April 26, 2018, the holder of Federated's Class A Common stock approved an amendment to Federated's Stock Incentive Plan to reserve an additional 3,500,000 shares of Class B Common Stock for the Stock Incentive Plan, thereby increasing the total number of shares reserved for issuance under the Stock Incentive Plan to 30,550,000 shares: 9,000 shares were voted for the amendment, with no shares being voted against or withheld.

INCREASE IN INDEPENDENT DIRECTOR COMPENSATION
At its meeting on April 26, 2018, the Board of Directors of Federated approved increasing the number of shares of unrestricted Class B Common Stock annually granted pursuant to the Federated Investors, Inc. Stock Incentive Plan (Stock Incentive Plan) to independent (i.e., non-management) directors from 2,000 shares to 2,150 shares. Accordingly, for their service as directors, non-management directors receive (i) $50,000 per year; (ii) $5,000 per year for each Board Committee Membership; (iii) $5,000 per year for Compliance and Compensation Committee Chairmanship and for Lead Independent Director/$7,500 per year for Audit Committee Chairmanship (each of the aforementioned payable in quarterly installments); (iv) $1,500 per attendance at a special meeting of the Board payable when such meetings occur; and (v) 2,150 shares of unrestricted Class B Common Stock annually pursuant to the Stock Incentive Plan. Federated also pays the premiums for term life insurance and travel/accident insurance for each of the non-management directors.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018

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

Federated Investors, Inc.
(Registrant)

Date	April 27, 2018	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and
Chief Executive Officer

Date	April 27, 2018	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer