Form 10-Q
period 2018-06-30
FEDERATED INVESTORS INC /PA/
filed 2018-07-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of July 20, 2018, the Registrant had outstanding 9,000 shares of Class A Common Stock and 100,763,162 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; when revenue is recognized; obligations to make payments relating to acquisitions and additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the components and level of, and prospect for, distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level and impact of reimbursements or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, the timing of acquisitions, legal proceedings, the timing, impact, effects and other consequences of continuing regulatory oversight, and potential, proposed and final laws, regulations and other rules and possible deregulation, by U.S. and foreign regulators and other authorities, borrowing, taxes and the impact of tax law changes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; auditor independence matters; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$375,172	$316,264
Investments—Consolidated Investment Companies	33,603	45,411
Investments—Affiliates and Other	8,786	7,863
Receivables, net of reserve of $11 and $60, respectively	44,706	53,482
Prepaid Expenses	19,906	11,747
Other Current Assets	2,007	2,507
Total Current Assets	484,180	437,274
Long-Term Assets
Goodwill	660,040	660,040
Renewable Investment Advisory Contracts	73,878	73,878
Other Intangible Assets, net of accumulated amortization of $5,489 and $5,202, respectively	2,711	2,997
Property and Equipment, net of accumulated depreciation of $75,803 and $70,561, respectively	39,338	37,670
Other Long-Term Assets	16,168	19,551
Total Long-Term Assets	792,135	794,136
Total Assets	$1,276,315	$1,231,410
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$51,358	$47,595
Accrued Compensation and Benefits	43,396	74,572
Other Current Liabilities	40,306	6,682
Total Current Liabilities	135,060	128,849
Long-Term Liabilities
Long-Term Debt	178,000	170,000
Long-Term Deferred Tax Liability, net	122,806	117,620
Other Long-Term Liabilities	20,340	23,563
Total Long-Term Liabilities	321,146	311,183
Total Liabilities	456,206	440,032
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	20,984	30,163
PERMANENT EQUITY
Federated Investors, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	355,949	343,189
Retained Earnings	732,753	697,359
Treasury Stock, at Cost, 8,742,294 and 8,405,003 Shares Class B Common Stock, respectively	(288,277)	(278,732)
Accumulated Other Comprehensive Loss, net of tax	(1,489)	(790)
Total Permanent Equity	799,125	761,215
Total Liabilities, Temporary Equity and Permanent Equity	$1,276,315	$1,231,410

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Investment Advisory Fees, net—Affiliates	$130,531	$145,205	$265,762	$293,124
Investment Advisory Fees, net—Other	37,596	34,117	76,631	67,515
Administrative Service Fees, net—Affiliates	48,370	45,601	97,393	92,302
Other Service Fees, net—Affiliates	39,496	46,414	80,059	90,373
Other Service Fees, net—Other	0	1,459	0	2,983
Total Revenue	255,993	272,796	519,845	546,297
Operating Expenses
Compensation and Related	74,147	71,370	152,521	144,772
Distribution	69,446	87,174	141,945	177,533
Professional Service Fees	9,278	6,116	18,908	13,194
Systems and Communications	7,751	8,041	16,184	16,266
Office and Occupancy	7,365	7,161	14,906	14,513
Travel and Related	3,523	2,958	6,344	5,893
Advertising and Promotional	3,237	3,095	6,465	6,051
Other	489	2,670	2,144	6,091
Total Operating Expenses	175,236	188,585	359,417	384,313
Operating Income	80,757	84,211	160,428	161,984
Nonoperating (Expenses) Income
Investment Income, net	2,192	1,703	4,092	3,355
(Loss) Gain on Securities, net	(815)	2,234	(1,997)	4,796
Debt Expense	(1,431)	(1,182)	(2,761)	(2,283)
Other, net	(28,974)	(33)	(29,117)	(34)
Total Nonoperating (Expenses) Income, net	(29,028)	2,722	(29,783)	5,834
Income Before Income Taxes	51,729	86,933	130,645	167,818
Income Tax Provision	13,062	32,274	31,972	62,132
Net Income Including the Noncontrolling Interests in Subsidiaries	38,667	54,659	98,673	105,686
Less: Net (Loss) Income Attributable to the Noncontrolling Interests in Subsidiaries	(155)	1,208	(480)	2,594
Net Income	$38,822	$53,451	$99,153	$103,092
Amounts Attributable to Federated Investors, Inc.
Earnings Per Common Share—Basic and Diluted	$0.38	$0.53	$0.98	$1.01
Cash Dividends Per Share	$0.27	$0.25	$0.52	$0.50
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income Including the Noncontrolling Interests in Subsidiaries	$38,667	$54,659	$98,673	$105,686

Other Comprehensive (Loss) Income, net of tax
Permanent Equity
Foreign Currency Items	(722)	223	(479)	363
Reclassification Adjustment Related to Foreign Currency Items	0	0	(191)	0
Unrealized Gain on Equity Securities	0	276	0	1,393
Reclassification Adjustment Related to Equity Securities	0	(510)	(29)	(1,157)
Other Comprehensive (Loss) Income, net of tax	(722)	(11)	(699)	599
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	37,945	54,648	97,974	106,285
Less: Comprehensive (Loss) Income Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(155)	1,208	(480)	2,118
Less: Comprehensive Income Attributable to Nonredeemable Noncontrolling Interest in Subsidiary	0	0	0	476
Comprehensive Income Attributable to Federated Investors, Inc.	$38,100	$53,440	$98,454	$103,691
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)

	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2016	$320,982	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362
Net Income	0	103,092	0	0	103,092	476	103,568	2,118
Other Comprehensive Income, net of tax	0	0	0	599	599	0	599	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	0	3,499
Deconsolidation	0	0	0	0	0	0	0	(1,891)
Stock Award Activity	12,204	(14,131)	14,221	0	12,294	0	12,294	0
Dividends Declared	0	(50,930)	0	0	(50,930)	0	(50,930)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(1,434)	(1,434)	(4,426)
Purchases of Treasury Stock	0	0	(28,252)	0	(28,252)	0	(28,252)	0
Balance at June 30, 2017	$333,186	$567,780	$(269,413)	$76	$631,629	$0	$631,629	$30,662
Balance at December 31, 2017	$343,378	$697,359	$(278,732)	$(790)	$761,215	$0	$761,215	$30,163
Adoption of New Accounting Pronouncements	0	125	0	(254)	(129)	0	(129)	0
Net Income (Loss)	0	99,153	0	0	99,153	0	99,153	(480)
Other Comprehensive Loss, net of tax	0	0	0	(445)	(445)	0	(445)	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	0	1,163
Deconsolidation	0	0	0	0	0	0	0	(1,751)
Stock Award Activity	12,760	(11,288)	11,495	0	12,967	0	12,967	0
Dividends Declared	0	(52,596)	0	0	(52,596)	0	(52,596)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	0	(8,111)
Purchases of Treasury Stock	0	0	(21,040)	0	(21,040)	0	(21,040)	0
Balance at June 30, 2018	$356,138	$732,753	$(288,277)	$(1,489)	$799,125	$0	$799,125	$20,984
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$98,673	$105,686
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of Deferred Sales Commissions	1,614	4,879
Depreciation and Other Amortization	5,343	5,179
Share-Based Compensation Expense	12,768	12,234
Gain on Disposal of Assets	(509)	(3,350)
Provision for Deferred Income Taxes	5,610	7,121
Loss on Derivative	28,978	0
Fair-Value Adjustments for Contingent Liabilities	124	0
Net Unrealized Loss (Gain) on Investments	2,549	(1,367)
Net Sales of Investments—Consolidated Investment Companies	7,743	11,008
Deferred Sales Commissions Paid	(43)	(2,846)
Contingent Deferred Sales Charges Received	0	1,157
Other Changes in Assets and Liabilities:
Decrease in Receivables, net	8,771	2,129
Increase in Prepaid Expenses and Other Assets	(6,765)	(3,589)
Decrease in Accounts Payable and Accrued Expenses	(30,446)	(43,260)
Increase in Other Liabilities	1,976	1,390
Net Cash Provided by Operating Activities	136,386	96,371
Investing Activities
Purchases of Investments—Affiliates and Other	(2,515)	(3,977)
Cash Paid for Business Acquisitions	0	(4,352)
Proceeds from Redemptions of Investments—Affiliates and Other	2,419	22,496
Cash Paid for Property and Equipment	(5,397)	(3,461)
Net Cash (Used) Provided by Investing Activities	(5,493)	10,706
Financing Activities
Dividends Paid	(52,604)	(50,937)
Purchases of Treasury Stock	(20,374)	(30,083)
Distributions to Noncontrolling Interest in Subsidiaries	(8,111)	(5,860)
Contributions from Noncontrolling Interest in Subsidiaries	1,163	3,499
Cash Paid for Amended and Restated Credit Agreement	0	(483)
Proceeds from Shareholders for Share-Based Compensation	207	90
Proceeds from New Borrowings	18,000	0
Payments on Contingent Consideration Liabilities	(228)	(210)
Payments on Debt	(10,000)	(12,750)
Net Cash Used by Financing Activities	(71,947)	(96,734)
Net Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	58,946	10,343
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	316,809	105,355
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	375,755	115,698
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	583	530
Cash and Cash Equivalents	$375,172	$115,168
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
For the three and six months ended June 30, 2018, $0.5 million and $0.8 million, respectively, of CDSCs received were recorded as revenue in Other Service Fees, net—Affiliates on the Consolidated Statements of Income. Consideration Payable to Customers (which includes reimbursements or assumptions of fund-related expenses) of $8.2 million and $16.8 million, respectively, for the three and six months ended June 30, 2018, was recorded as a reduction of revenue in Investment Advisory Fees, net—Affiliates (previously recorded primarily as Distribution expense) on the Consolidated Statements of Income. Additionally, certain revenue is now being recorded as a single asset management fee, as it is part of a unitary fee arrangement with a single performance obligation. As such, $1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2018 was recorded in Investment Advisory Fees, net—Other (previously recorded in Other Service Fees, net—Other) on the Consolidated Statements of Income.
Financial Instruments
Effective January 1, 2018, Federated adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities, including investments in mutual funds and (2) the presentation of certain fair value changes for financial liabilities. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. Management elected the modified retrospective transition method which

Notes to the Consolidated Financial Statements (continued)
(unaudited)

was applied by means of a cumulative-effect adjustment to the Consolidated Balance Sheets. While the modified retrospective transition method did not require the restatement of prior years, management elected to reclassify certain prior year presentations and disclosures, primarily the investment and fair value measurement footnotes and the Consolidated Statements of Cash Flows, to ensure comparability with current year investment classifications. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
Statement of Cash Flows
On January 1, 2018, Federated adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statement of Cash Flows. One relevant issue pertained to contingent consideration payments made after a business combination. However, Federated was already classifying these payments appropriately. While the ASU required the retrospective adoption approach, the adoption did not have an impact to Federated's Consolidated Financial Statements.
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
Reporting on Comprehensive Income
Effective January 1, 2018, Federated adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Due to the revaluation of deferred taxes resulting from the Tax Cuts and Jobs Act of 2017 (Tax Act) being required to be included in income, regardless of the source of income or loss to which the deferred item related, the tax effects of items within Accumulated Other Comprehensive Loss, net of tax did not reflect the appropriate tax rate. The amendments in this update allow a reclassification from Accumulated other comprehensive loss, net of tax to Retained earnings for these stranded tax effects resulting from the Tax Act. Management elected to apply the guidance in the period of adoption, which did not require the restatement of prior years, and was applied by means of a cumulative-effect adjustment to the Consolidated Balance Sheets. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

2020, with early adoption permitted, and requires the prospective adoption method. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.
(3) Significant Accounting Policies

As a result of the adoptions of Topic 606 and ASU 2016-01, as well as current period derivative activity, the following accounting policies have been updated. For a complete listing of Federated's significant accounting policies, please refer to Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Deferred Sales Commissions
Federated pays upfront commissions to broker/dealers (Deferred Sales Commissions) to promote the sale of certain fund shares. For share classes that pay both a distribution fee and a CDSC, Federated generally capitalizes the Deferred Sales Commissions. The deferred sales commission asset (included in Other Long-Term Assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of six years. Deferred sales commission amortization expense was $1.6 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively, and was included in Distribution expense on the Consolidated Statements of Income.

Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted future cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted future cash flows. There were no impairments to the deferred sales commission asset during the six months ended June 30, 2018 and 2017.

For share classes that do not pay both a distribution fee and CDSC, Federated may be entitled to receive an upfront commission, which is collected from subscribing shareholders and recognized as revenue in Other Service Fees, net—Affiliates on the Consolidated Statements of Income upon investor subscription. For Deferred Sales Commissions that are not capitalized, the Deferred Sales Commissions paid are expensed as incurred and totaled $2.6 million and $0.8 million as of June 30, 2018 and 2017, respectively, and were included in Distribution expense on the Consolidated Statements of Income.

Revenue Recognition
All of Federated's revenue is earned from contracts with customers, which are generally terminable upon no more than 60 days' notice. Revenue is measured in an amount that reflects the consideration to which Federated expects to be entitled in exchange for providing those services. This amount may be reduced by Fee Waivers. See Note (7) for information about current period Fee Waivers.

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

The fair value of these investment portfolios managed by Federated is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Funds. For each period presented, a de minimis amount of assets under management (AUM) was priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the Investment Company Act of 1940 (1940 Act), the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.

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

The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (9) for additional information regarding the fair value of investments held as of June 30, 2018 and December 31, 2017.

Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in (Loss) Gain on Securities, net on the Consolidated Statements of Income.

From time to time, Federated may also enter into derivative financial instruments to hedge against the risk of movement in foreign exchange rates. Federated records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Federated has not designated any derivative financial instrument as a hedging instrument for accounting purposes. The gain or loss on derivative instruments not designated for hedge

Notes to the Consolidated Financial Statements (continued)
(unaudited)

accounting is recognized in Other, net on the Consolidated Statements of Income. See Note (10) for additional information on current quarter derivative instruments.

(4) Business Combinations

On April 12, 2018, Federated entered into an agreement to acquire a majority interest in Hermes Fund Managers Limited (Hermes) from BT Pension Scheme (BTPS). The addition of London-based Hermes, which has had multi-year significant asset growth, will further accelerate Federated's growth in markets outside of the U.S.

On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a 60 percent majority interest in Hermes (Hermes Acquisition). BTPS retained a 29.5 percent interest in Hermes and contributed the remaining 10.5 percent interest into an employee benefit trust for the benefit of certain members of Hermes' management and other key employees under a new long-term incentive plan. Federated paid a total of £259.9 million ($343.3 million) which included £246 million for the previously announced cost of the acquisition and an additional £13.9 million primarily for Federated's 60 percent share of Hermes' estimated excess regulatory capital. Federated funded the transaction through a combination of cash and an $18.0 million drawdown from its existing revolving credit facility (see Note (11) for additional information).

Federated has incurred $4.6 million in transaction costs directly attributable to the Hermes Acquisition. Of this amount, $2.8 million has been expensed to date in 2018, primarily recorded in Professional Service Fees on the Consolidated Statements of Income. The transaction costs exclude a derivative loss (see Note (10) for additional information) and a $1.7 million foreign exchange gain recognized in the second quarter of 2018 as a result of holding British pound sterling at quarter end. Federated anticipates future transaction costs of approximately $16 million, of which approximately $11 million may be recorded in the third quarter of 2018. Actual results may differ from these estimates, and such differences may be material to the Consolidated Financial Statements.

Due to the timing of the Hermes Acquisition, the information necessary to complete the preliminary purchase price allocation and pro forma financial results are not yet available. This information will be available in connection with third quarter 2018 reporting.

(5) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Equity	$112,558	$226,913
Money Market	98,923	203,406
Fixed-Income	44,512	89,526
Total Revenue	$255,993	$519,845

The following table presents Federated's revenue disaggregated by performance obligation:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Asset Management[1]	$168,127	$342,393
Administrative Services	48,370	97,393
Distribution[2]	36,923	74,980
Other[3]	2,573	5,079
Total Revenue	$255,993	$519,845

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

3	Includes shareholder service fees recorded in Other Service Fees, net—Affiliates on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated's revenue disaggregated by geographical market:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Domestic	$248,872	$504,964
Foreign[1]	7,121	14,881
Total Revenue	$255,993	$519,845

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

The following table presents Federated's revenue disaggregated by product type:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Federated Funds	$218,396	$443,213
Separate Accounts	37,597	76,632
Total Revenue	$255,993	$519,845

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table summarizes the percentage of total revenue earned from Federated's asset classes for the periods presented:

	Six Months Ended
	June 30,
	2018	2017
Equity Assets	44%	42%
Money Market Assets	39%	41%
Fixed-Income Assets	17%	17%

The change in the relative proportion of Federated's revenue attributable to equity assets for the first six months of 2018 as compared to the same period in 2017 was primarily the result of higher average equity assets.

The change in the relative proportion of Federated's revenue attributable to money market assets for the first six months of 2018 as compared to the same period in 2017 was primarily the result of a change in the mix of average money market assets and a decrease related to a January 2017 change in a customer relationship.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated's revenue concentration by investment strategy/fund:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Federated Strategic Value Dividend strategy[1]	16%	18%	17%	18%
Federated Kaufmann Mid-Cap Growth strategy[2]	11%	9%	11%	8%
Federated Government Obligations Fund	10%	10%	10%	10%
1    Strategy includes Federated Funds and Separate Accounts.
2    Strategy includes Federated Funds.

A significant and prolonged decline in the AUM in any of these strategies/funds could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with these strategies/funds.

(c) Revenue Concentration by Intermediary

Approximately 14% of Federated's total revenue for both the three- and six-month periods ended June 30, 2018 and 17% and 16% for the three- and six-month periods ended June 30, 2017, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(7) Consolidation

The Consolidated Financial Statements include the accounts of Federated, which include Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $23.0 million and $27.4 million at June 30, 2018 and December 31, 2017, respectively.

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three and six months ended June 30, 2018, Fee Waivers totaled $88.1 million and $175.5 million, respectively, of which $59.6 million and $117.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2017, Fee Waivers totaled $84.8 million and $175.3 million, respectively, of which $53.8 million and $113.6 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV) or increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three and six months ended June 30, 2018 or June 30, 2017.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2018 and December 31, 2017.

(a) Consolidated Voting Rights Entities

Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. As of June 30, 2018 and December 31, 2017, consolidated VREs reported on Federated's Consolidated Balance Sheets included $1.9 million and $5.7 million, respectively, in Investments—Consolidated Investment Companies and $0.7 million and $2.5 million, respectively, in Redeemable Noncontrolling Interest in Subsidiaries. The decrease in these line items primarily relates to the deconsolidation of one Federated Fund VRE.

(b) Consolidated Variable Interest Entities

As of June 30, 2018 and December 31, 2017, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	June 30, 2018	December 31, 2017
Cash and Cash Equivalents	$0.0	$0.1
Investments—Consolidated Investment Companies	31.7	39.7
Receivables	0.5	1.0
Less: Liabilities	0.6	0.4
Less: Redeemable Noncontrolling Interest in Subsidiaries	20.3	27.7
Federated's Net Interest in Federated Fund VIEs	$11.3	$12.7

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds. The liabilities of the consolidated Federated Fund VIEs primarily represent operating liabilities of the entities.

Federated did not newly consolidate or deconsolidate any VIEs during the six months ended June 30, 2018.

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

At June 30, 2018 and December 31, 2017, Federated's investment and maximum risk of loss related to non-consolidated VIEs was $1.0 million and $0.9 million, respectively, (recorded in Investments—Affiliates and Other on the Consolidated Balance Sheets) and was entirely related to one Federated Fund at the end of each period. AUM for these non-consolidated Federated Funds totaled $66.5 million and $55.8 million at June 30, 2018 and December 31, 2017, respectively.

(8) Investments

At June 30, 2018 and December 31, 2017, Federated held investments in Separate Accounts of $6.2 million and $6.3 million, respectively, and investments in fluctuating-value Federated Funds of $2.6 million and $1.6 million, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets.

Federated's investments held in Separate Accounts as of June 30, 2018 and December 31, 2017, were primarily composed of domestic debt securities ($2.9 million and $3.0 million, respectively) and stocks of large U.S. and international companies ($2.5 million and $2.6 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (7)). All investments held by these Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.

Federated's investments held by consolidated Federated Funds as of June 30, 2018 and December 31, 2017, were primarily composed of domestic and foreign debt securities ($31.3 million and $39.2 million, respectively) and stocks of small and medium-sized companies ($3.8 million as of December 31, 2017).

The following table presents gains and losses recognized in (Loss) Gain on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Investments—Consolidated Investment Companies
Unrealized (Losses) Gains	$(653)	$389	$(2,343)	$1,096
Realized Gains[1]	501	1,075	1,325	2,074
Realized Losses[1]	(723)	(131)	(898)	(699)
Net (Losses) Gains on Investments—Consolidated Investment Companies	(875)	1,333	(1,916)	2,471
Investments—Affiliates and Other
Unrealized Gains (Losses) Recognized on Securities Still Held	9	11	(206)	271
Net Realized Gains Recognized on Securities Sold[1]	51	890	125	2,054
Net Gains (Losses) on Investments—Affiliates and Other	60	901	(81)	2,325
(Loss) Gain on Securities, net	$(815)	$2,234	$(1,997)	$4,796

1	Realized gains and losses are computed on a specific-identification basis.

(9) Fair Value Measurements

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
June 30, 2018
Financial Assets
Cash and Cash Equivalents	$375,172	$0	$0	$0	$375,172
Investments—Consolidated Investment Companies
Equity Securities	1,586	751	0	0	2,337
Debt Securities	0	31,266	0	0	31,266
Investments—Affiliates and Other
Equity Securities	5,563	0	0	285	5,848
Debt Securities	0	2,938	0	0	2,938
Other[1]	583	0	452	0	1,035
Total Financial Assets	$382,904	$34,955	$452	$285	$418,596

Financial Liabilities
Derivative Liabilities	$0	$28,978	$0	$0	$28,978
Other[2]	12	273	928	0	1,213
Total Financial Liabilities	$12	$29,251	$928	$0	$30,191

December 31, 2017
Financial Assets
Cash and Cash Equivalents	$205,364	$0	$0	$110,900	$316,264
Investments—Consolidated Investment Companies
Equity Securities	5,424	746	0	0	6,170
Debt Securities	0	39,241	0	0	39,241
Investments—Affiliates and Other
Equity Securities	4,564	0	0	302	4,866
Debt Securities	0	2,997	0	0	2,997
Other[1]	123	357	760	0	1,240
Total Financial Assets	$215,475	$43,341	$760	$111,202	$370,778

Total Financial Liabilities[2]	$0	$0	$1,203	$0	$1,203

1
Amounts include restricted cash, structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include acquisition-related future contingent consideration liabilities as well as certain liabilities attributable to structured trade finance loans held by Federated and may include foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2018 or December 31, 2017.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market Federated Funds totaled $23.6 million and $309.1 million at June 30, 2018 and December 31, 2017, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an

Notes to the Consolidated Financial Statements (continued)
(unaudited)

investment in a money market Federated Fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the December 31, 2017 table above.
Investments—Consolidated Investment Companies—Equity Securities
Investments—Consolidated Investment Companies—Equity Securities represent equity securities held by consolidated Federated Funds. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Funds are determined by a third-party pricing service (Level 2).
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
Investments—Affiliates and Other—Equity Securities
Investments—Affiliates and Other—Equity Securities primarily represent equity investments held in Separate Accounts as well as investments in fluctuating-value Federated Funds. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For certain investments in Federated Funds and/or Separate Accounts that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.
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
Derivative Liabilities
During the second quarter of 2018, Federated entered into foreign currency forward derivative financial instrument transactions (see Note (10) for additional information). These derivatives are valued using contract terms and observable British Pound Sterling currency exchange rates in active markets (Level 2). The derivatives are short-term in nature.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2018.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

On April 13, 2018, Federated entered into a foreign currency forward derivative financial instrument with Citi Bank, N.A. (Citi) under an existing International Swaps and Derivatives Association, Inc. Master Agreement dated June 9, 2010 (ISDA) in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition. This forward was not designated as a hedging instrument for accounting purposes. Under this forward transaction, Federated committed to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

purchase £250 million at an all-in forward rate of 1.43192 (which is comprised of a spot rate of 1.42522 plus forward points of 0.00670) for settlement on August 1, 2018.

On June 27, 2018, Federated entered into a second foreign currency forward transaction with Citi in which Federated committed to sell £250 million at an all-in forward rate of 1.31601 (which is comprised of a spot rate of 1.31400 plus forward points of 0.00201) for settlement on August 1, 2018. This second forward allowed Federated to effectively close the initial forward to lock in the foreign exchange rate and amount due on August 1, 2018. The change in the spot rate and a reduction in the forward points will result in a payment of $29.0 million to Citi on August 1, 2018 when both derivatives are settled.

While these derivatives are subject to an enforceable master netting arrangement as allowed by the ISDA, both are currently in a liability position and are recorded gross and at fair value in Other Current Liabilities as of June 30, 2018 on the Consolidated Balance Sheets, totaling $29.0 million. The $29.0 million change in fair value of these derivatives was recorded as a nonoperating expense in Other, net on the Consolidated Statements of Income during the three-month period ended June 30, 2018.

(11) Debt

On June 5, 2017, Federated entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Second Amended and Restated Credit Agreement, which was dated June 24, 2014 and scheduled to mature on June 24, 2019 (Prior Credit Agreement). The Credit Agreement refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility which has an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). Federated had no borrowings under the previous revolving credit facility. The Credit Agreement does not include a term loan facility. On July 1, 2018, Federated entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guaranties, and restrictions on dividends, related to the Hermes Acquisition. This amendment contains other customary conditions, representations, warranties and covenants.

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. During the quarter ended June 30, 2018, and in conjunction with the Hermes Acquisition, Federated borrowed $18.0 million on the Swing Line which was fully repaid by July 16, 2018.

Debt consisted of the following:

	Interest Rates
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Revolving Credit Facility	3.107%	2.486%	$160,000	$170,000
Swing Line[1]	3.216%	N/A	18,000	0
Long-Term Debt			$178,000	$170,000

1	Represents the weighted-average interest rate for the period in which a balance is outstanding.

The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of June 30, 2018, Federated has $197 million available for borrowings.

The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the six months ended June 30, 2018 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/

Notes to the Consolidated Financial Statements (continued)
(unaudited)

counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(12) Share-Based Compensation Plans

During the first six months of 2018, Federated awarded 486,769 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

During 2017, Federated awarded 946,570 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 513,570 shares were awarded in connection with the aforementioned bonus program in 2017. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(13) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of June 30, 2018. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first six months of 2018, Federated repurchased 0.8 million shares of its Class B common stock for $21.0 million, nearly all of which were repurchased in the open market. At June 30, 2018, 1.4 million shares remain available to be purchased under Federated's buyback program.

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator – Basic and Diluted
Net Income Attributable to Federated Investors, Inc.	$38,822	$53,451	$99,153	$103,092
Less: Total Income Available to Participating Unvested Restricted Shareholders[1]	(1,529)	(2,159)	(3,907)	(4,122)
Total Net Income Attributable to Federated Common Stock[2]	$37,293	$51,292	$95,246	$98,970
Denominator
Basic Weighted-Average Federated Common Stock[2]	97,193	97,581	97,191	97,722
Dilutive Potential Shares from Stock Options	1	1	1	1
Diluted Weighted-Average Federated Common Stock[2]	97,194	97,582	97,192	97,723
Earnings Per Share
Net Income Attributable to Federated Common Stock – Basic and Diluted[2]	$0.38	$0.53	$0.98	$1.01

1	Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

2	Federated Common Stock excludes unvested restricted shares which are deemed participating securities in accordance with the two-class method of computing earnings per share.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Commitments and Contingencies

(a) Contractual
Federated may be required to make certain compensation-related payments through 2023 in connection with various significant employment and incentive arrangements. Federated is obligated to make future minimum compensation payments of approximately $9 million. Based on asset levels as of June 30, 2018 and performance goals, incentive payments could total up to an additional $31 million over the remaining terms of these arrangements.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2018, management does not believe that a material loss related to any of these matters is reasonably possible.

(c) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2018, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding risks related to claims asserted or threatened against Federated.

(16) Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly modified the federal tax code and, among other changes, reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. In addition, as a result of this rate change, Federated's 2017 results included a $70.4 million reduction to the income tax provision resulting from the revaluation of its net deferred tax liability. This represents a provisional estimate based on management's initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Department of Treasury (Treasury Department) and the potential for additional guidance from the SEC and/or the FASB, this estimate may be adjusted during 2018. As of June 30, 2018, management does not anticipate a material change to the estimate.
The Tax Act's international provisions regarding Global Intangible Low-Taxed Income (GILTI) and the Base Erosion Anti-Avoidance Tax (BEAT) are not expected to have a material impact on Federated's financial statements. However, this assessment is based on preliminary review and analysis of these provisions and may change as Federated continues its evaluation of these highly complex rules, for which interpretive guidance is needed and expected. In addition, the Hermes Acquisition increases the potential impact of these U.S. international tax provisions.
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
(17) Subsequent Events

On July 2, 2018, Federated completed the Hermes Acquisition. See Note (4) for additional information.
On July 26, 2018, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 8, 2018 to be paid on August 15, 2018.

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

General

Federated is one of the largest investment managers in the U.S. with $379.7 billion in managed assets as of June 30, 2018. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services, including distribution and shareholder servicing.
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

Business Developments

Business Combination

On July 2, 2018, Federated completed the Hermes Acquisition. See Note (4) to the Consolidated Financial Statements for additional information.

Current Regulatory Environment

Domestic
Certain rules and regulations adopted by the SEC, among other regulatory authorities, self-regulatory organizations or exchanges, have continued to become or are expected to become effective in 2018 or 2019. While increased regulation continues in 2018, the pace of new regulation slowed in late 2017 and 2018, with the possibility for deregulation continuing to exist. The rules and regulations that have or are expected to become effective continue, and any new proposed rules and regulations will continue, to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
Through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017, U.S. regulators were instructed to take steps to reduce regulation and control regulatory costs. As a result, the possibility continues for repeal or modification of certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or the modification, or delay in the final implementation, of other laws, rules or regulations, as well as other deregulation. For example, the SEC reduced its regulatory agenda, published in late-July 2017, by about one-half and further streamlined its regulatory agenda in 2018.
The Treasury Department issued a report in October 2017 on asset management and insurance (Treasury Asset Management Report). In that report, the Treasury Department made various recommendations for deregulation of the asset management industry. Among other recommendations, the Treasury Department recommended amending rules to avoid dual SEC and Commodity Futures Trading Commission registration requirements for investment companies and to eliminate Dodd-Frank Act imposed stress testing requirements for investment advisors and investment companies in favor of stress testing requirements under Rule 2a-7 under the 1940 Act (Rule 2a-7).
Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform and a hearing on that bill was held in the Senate in June 2018. For example, the proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds, which requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance).
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
On December 11, 2015, the SEC proposed a rule that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies by imposing, among others, requirements to comply with portfolio leverage limitations, to segregate certain assets, and to establish a formalized derivatives risk management program. It is unclear if or when the derivatives rule will be finalized. While the proposed derivatives rule remains on the SEC's most recent Spring 2018 regulatory agenda, which was published on May 9, 2018, management does not expect this rule to be finalized until the fourth quarter of 2018 at the earliest, with an extended compliance period. Among other recommendations on derivatives regulation, the Treasury Asset Management Report recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule. Government regulatory policies, and the possibility for deregulation in the U.S., could further delay or result in modifications to this rule or result in this rule not being adopted.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

On April 6, 2016, the Department of Labor (DOL) released its final rule imposing a modified fiduciary standard for retirement plan advisors (Final Fiduciary Rule). The Final Fiduciary Rule, together with related guidance, modified the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974 and addressed conflicts of interest raised by the receipt of compensation (such as Rule 12b-1 fees) by retirement plan advisors by requiring such advisors to (among other requirements) put their clients' interests before their own profits, acknowledge their fiduciary status, level certain fees, enter into customer contracts addressing standards of impartial conduct (subject to certain exceptions), provide disclosure regarding investment fees and costs, adopt certain policies and procedures to address conflicts of interest and retain certain records. In March 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the Final Fiduciary Rule in its entirety. On June 21, 2018, the U.S. Court of Appeals for the Fifth Circuit issued its mandate confirming its decision to vacate the Final Fiduciary Rule. The DOL did not appeal the decision and it is now final.
On April 18, 2018, the SEC issued three new proposals, including a proposed Regulation Best Interest, which would require broker/dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, and makes it clear that a broker/dealer may not put its financial interests ahead of the interests of a retail customer in making recommendations. Under Regulation Best Interest as proposed, a broker/dealer would discharge its duty to act in the best interests of a retail customer by complying with each of three specific obligations: (1) Disclosure to the retail customer of the key facts about its relationship with the customer, including material conflicts of interest; (2) Exercising reasonable diligence, care, skill, and prudence, to (a) understand the product; (b) have a reasonable basis to believe that the product is in the retail customer's best interest; and (c) have a reasonable basis to believe that a series of transactions is in the retail customer's best interest; and (3) Establishing, maintaining and enforcing policies and procedures reasonably designed to identify and then, at a minimum, to disclose and mitigate, or eliminate, material conflicts of interest arising from financial incentives, with other material conflicts of interest at least being disclosed. In a companion release, the SEC proposed interpretations designed to reaffirm, and, in certain cases, clarify, the SEC's views on the fiduciary duty investment advisors owe to their clients under the Advisers Act. In another companion release, the SEC proposed Form CRS, which would be a short client or customer relationship summary disclosure intended to help address retail investor confusion about the nature of their relationships with investment professionals, and would supplement other more detailed disclosures required to be provided by advisors in Form ADV, Part 2A, and by brokers under Regulation Best Interest. The SEC also proposed to restrict certain broker/dealers and their financial professionals from using the terms "adviser" or "advisor" as part of their name or title with retail investors. Investment advisors and broker/dealers would also need to disclose their registration status with the SEC in certain retail investor communications. The public comment period on each proposing release ends on August 7, 2018.
Although the Final Fiduciary Rule has been vacated in its entirety, both the SEC and the investment management industry had already taken action or begun to make changes in light of the Final Fiduciary Rule before it was vacated. For example, in response to the level fee and certain other requirements under the Final Fiduciary Rule and the questions they raised regarding the sale and distribution of mutual fund shares under the 1940 Act, the SEC issued guidance in late 2016 and early 2017 addressing mutual fund fee structures in light of the Final Fiduciary Rule. That guidance permits sales load variation disclosure for multiple intermediaries and permits, subject to certain conditions being satisfied, broker/dealers, when acting as brokers, to charge a commission outside of the mutual fund for sales or distribution services on sales of mutual fund shares that do not have any front-end or contingent deferred sales loads or other asset-based sales charges (so called "clean shares"). Certain broker-dealers have eliminated commission-based compensation arrangements and made other conflict of interest and policy changes. Certain intermediaries also reduced the number of mutual funds offered on their platforms. It is uncertain whether, and to what degree, broker-dealers and other intermediaries will roll-back or continue the changes that were already implemented, or in the process of being implemented, to comply with the Final Fiduciary Rule, particularly given that the SEC's Regulation Best Interest, as proposed, appears to allow for more flexibility than the Final Fiduciary Rule.
On October 13, 2016, the SEC adopted rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. The SEC later issued Investment Company Reporting Modernization Frequently Asked Questions, which were last updated on April 27, 2018. Among other requirements and changes, the reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN. In December 2017, in light of a cyber incident disclosed by the SEC in September 2017 and requests from industry participants, the SEC postponed the compliance date for filing Form

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

N-PORT from June 1, 2018 to April 30, 2019. For larger fund complexes, such as Federated's, required information has to be compiled, maintained and made available to the SEC from and after June 1, 2018. The compliance date for Form N-CEN was June 1, 2018.
The liquidity risk management rules require open-end investment companies (other than money market funds and certain exchange traded funds (ETFs)) to establish liquidity risk management programs that contain certain required elements, including (among others): (1) classification of the liquidity of fund portfolio investments into four "buckets" (i.e., highly liquid, moderately liquid, less liquid and illiquid); (2) assessment, management and periodic review of a fund's liquidity risk; (3) establishment of a highly liquid investment minimum (i.e., a minimum percentage of cash and investments that can be liquidated in three business days without significantly changing the market value of the investment); (4) limitation on illiquid investments (i.e., 15% of net assets) with board reporting of exceptions; and (5) fund board review and approval of the liquidity management program and the designation of a fund advisor or officer to administer the program. In addition to certain other policy and procedure, disclosure and recordkeeping requirements, the rules require confidential reporting on Form N-LIQUID when a fund's level of illiquid assets exceeds 15% of its net assets or when the fund's highly liquid investments fall below its highly liquid investment minimum for more than a brief period of time. Larger fund complexes, such as Federated's, are required to establish their liquidity risk management programs by December 1, 2018. Compliance with disclosure and certain other requirements was required by June 1, 2017. In July 2017, the Investment Company Institute requested the SEC to adjust the compliance schedule for the liquidity risk management rule's asset classification and related requirements to allow the SEC to adopt amendments permitting each fund to formulate its own policies and procedures to determine how to classify the liquidity of its investments and, in any event, to postpone the December 1, 2018 compliance date for at least one year. The Treasury Asset Management Report, while supporting robust liquidity risk management programs, endorsed the current 15% limitation on illiquid assets applicable to investment companies and rejected any highly prescriptive regulatory approach to liquidity risk management, such as the bucketing requirement. In addition, it recommended that the SEC adopt a principles-based approach to liquidity risk management rules, and any associated bucketing requirements, and postpone the currently scheduled December 2018 implementation of the bucketing requirement. In December 2017, the SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September 2017. On January 10, 2018, the SEC issued Investment Company Liquidity Risk Management Programs Frequently Asked Questions, which clarified certain of the rules' requirements for sub-advised funds and ETFs. Given the possibility for deregulation in the U.S., it is uncertain whether the current compliance dates will be delayed or whether aspects of the liquidity risk management rules will be modified or eliminated prior to the final required compliance date. In February 2018, the SEC postponed the implementation of the bucketing requirement until June 1, 2019, and, based on comments from certain SEC Commissioners, industry participants, including Federated, are requesting the SEC to consider eliminating the bucketing requirements because, among other reasons, they are highly burdensome, defective and costly, and will not provide the SEC or fund managers with meaningful insights into fund liquidity during times of market stress or other intended benefits. Other provisions of the liquidity risk management rules, including the requirement to establish risk management programs and the limitation of illiquid investments to 15% of net assets, are still scheduled to take effect on December 1, 2018.
On June 28, 2018, the SEC issued adopted amendments to the public liquidity-related disclosure requirements for open-end mutual funds to assist in providing investors with accessible and useful information about the liquidity risk management practices of the funds they hold. Under the amendments, funds will be required to discuss in their annual or semi-annual shareholder reports the operation and effectiveness of their liquidity risk management program, replacing a pending requirement that funds publicly provide the aggregate liquidity classification profile of their portfolios on Form N-PORT. The amendments to Form N-PORT will provide funds the flexibility to split their portfolio holdings into more than one classification category in three specified circumstances when split reporting equally or more accurately reflects the liquidity of the investment or eases cost burdens. Under the amendments, Form N-PORT also will require that funds disclose their holdings of cash and cash equivalents not reported elsewhere on the Form. This rule becomes effective on September 10, 2018, with a compliance date for the Form N-PORT amendments being June 1, 2019, and a compliance date for the shareholder report disclosure requirements of December 1, 2019, for large fund complexes.
The swing pricing rule, which becomes effective on November 19, 2018, permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs resulting from shareholder purchase and redemption transactions to the transacting shareholders. The Treasury Asset Management Report encouraged further analysis of whether, and to what extent, swing pricing will be implemented by funds and recommended that particular focus should be placed on investor protection and whether funds are appropriately setting the amount of the swing factor as justified by relevant trading costs. Given government regulatory policies, and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date. As of June 30, 2018, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

At the time the SEC finalized the rules relating to the modernization of investment company reporting and disclosure, the SEC did not adopt a proposed rule that would have permitted delivery of fund shareholder reports through website posting in lieu of mailing. The Treasury Asset Management Report recommended that the SEC finalize its proposed rule to modernize its shareholder report disclosure requirements and permit the use of implied consent for electronic disclosures, while retaining a shareholder's choice to continue receiving paper disclosures. On June 6, 2018, the SEC adopted rule 30e-3 under the 1940 Act (Rule 30e-3). While Rule 30e-3 becomes effective January 1, 2019, the rule has an extended transition period under which funds may replace delivery of paper shareholder reports with electronic reports beginning January 1, 2021. If funds elect to rely on Rule 30e-3 beginning January 1, 2021 and before January 1, 2022, funds would be required to provide two years of notice to shareholders before relying on the rule. The rule creates an optional "notice and access" method for delivering shareholder reports. Subject to certain accessibility, quarterly holdings availability, formatting, notice, print upon request, and paper copy election conditions in the rule, the rule will allow funds to deliver their shareholder reports by making them publicly accessible on a website, free of charge, and sending investors a paper notice of each report's availability by mail.
On May 23, 2018, the SEC issued proposed rules under the Securities Act of 1933 and 1940 Act that, if adopted, would establish, subject to certain conditions, a safe harbor for unaffiliated brokers or dealers participating in a securities offering of a covered investment fund to publish or distribute a covered investment fund research report. The proposed rule is intended to reduce obstacles to providing research on investment funds by harmonizing the treatment of such research with research on other public entities. The SEC proposed this rule in furtherance of the Fair Access to Investment Research Act of 2017. The public comment period for the proposed rule ended on July 9, 2018.
On June 5, 2018, the SEC issued a request for comment seeking public input on enhancing mutual fund, ETF and other investment fund disclosures to improve the investor experience and help investors to make informed investment decisions. Among other matters, this request for comment also solicits feedback on investor preferences for means of delivery and how to make better use of 21st century technology, including how to make disclosures more interactive and personalized. The public comment period ends on October 31, 2018.
On June 5, 2018, in light of the adoption of Rule 30e-3, the SEC also issued a request for comment on processing fees intermediaries charge for forwarding fund materials, such as shareholder reports and prospectuses, to beneficial shareholders under current rules of the New York Stock Exchange and other self-regulatory organizations. The request for comment seeks public comment and additional data on the current processing fee framework for fees charged by intermediaries for the distribution of disclosure materials other than proxy materials to fund investors to better understand the potential effects on funds and their investors. The public comment period ends on October 31, 2018.
On June 28, 2018, the SEC issued a proposed rule 6c-11 under the 1940 Act (Rule 6c-11) that would permit ETFs that satisfy certain conditions to operate without the expense and delay of obtaining an exemptive order. In that proposed rule, among other proposals, the SEC also proposed enhanced disclosure requirements to provide investors who purchase and sell ETF shares on the secondary market with additional information regarding ETF trading costs and amendments to Form N-CEN to require ETFs to report whether they rely on Rule 6c-11 and to report additional information to allow the SEC to confirm compliance with Rule 6c-11. The public comment period on the proposed rule ends 60 days after the proposed rule is published in the Federal Register.
On June 28, 2018, the SEC issued a final rule that requires the use of the Inline eXtensible Business Reporting Language (XBRL) format for the submission of operating company financial statement information and fund risk/return summary information and eliminates the 15 business day XBRL filing period for fund risk/return summaries and the requirement for operating companies and funds to post "Interactive Data Files" on their websites. The new rule will be effective 30 days after publication of the rule in the Federal Register.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment management companies and investment advisors. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, allocation of initial public offerings, allocation of portfolio security litigation proceeds, manager of managers arrangements, monitoring of use of social networks, target date funds, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, mutual fund waivers, direct and indirect custody of client assets by investment advisors, separately managed or wrap-fee accounts, performance reporting and excessive trading. The SEC staff also has announced that, among other areas of focus, cybersecurity, anti-money laundering,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

wrap fee programs, mutual funds and ETFs, disclosure of costs of investing and retirement products will be examination priorities in 2018. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosure in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. On October 26, 2017, Steven Peikin, co-director of the SEC's enforcement division, indicated that the SEC, while continuing to pursue tough enforcement in cases involving intentional wrongdoing that results in losses to investors, would drop the "broken windows" strategy of pursuing many enforcement actions over smaller enforcement issues, and may also pull back from trying to make some companies admit to wrongdoing as a condition of settling with the SEC in certain cases. Given government regulatory policies, the changes in SEC management, and the possibility for deregulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by other regulators, in addition to the SEC, also continued, and may continue, to affect investment management industry participants, including Federated. For example, the Financial Industry Regulatory Authority (FINRA) has undertaken a cybersecurity sweep examination and various state legislatures or regulators have adopted or are beginning to adopt state-specific cybersecurity and/or privacy requirements that may apply to varying degrees in addition to federal regulation.
The Financial Stability Oversight Council (FSOC) indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules. This prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System have indicated can include open-end investment companies, such as money market funds and other mutual funds. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying and evaluating the financial stability implications of the asset management sector. The FSOC has focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. The FSOC also continues to review and monitor SEC efforts on reporting modernization, liquidity management and derivatives. While the FSOC's focus appears to have shifted, it retains its authority to designate non-bank financial companies as systemically important financial institutions.
Efforts also continue to improve the transparency, and to seek to curtail certain authority, of the FSOC. For example, on February 28, 2017, the Republican Staff of the Committee on Financial Services, U.S. House of Representatives, issued a report entitled "The Arbitrary and Inconsistent FSOC Nonbank Designation Process." The report criticized the FSOC for not following its own rules and guidance relating to designations on systemically important non-bank financial institutions and for inconsistent and arbitrary analysis of companies. On March 28, 2017, ten U.S. Senators sent a letter to the Secretary of the Treasury criticizing the FSOC's process for designating non-bank systemically important financial institutions as lacking transparency and accountability, insufficiently tracking data, and not having a consistent methodology for determinations. In the letter, the 10 Senators expressed their support for ending the FSOC's "too big to fail" policy. On April 21, 2017, President Trump issued a Presidential Memorandum for the Secretary of the Treasury that, among other matters, directed him to consider whether the FSOC's processes for making determinations and designations are sufficiently transparent, provide adequate due process, adequately consider the costs of any determination or designation on the regulated entity, and are consistent with President Trump's Executive Order on core principles for regulating the U.S. financial system. On June 12, 2017, the Treasury Department issued a report in which it recommended, among other proposals, that Congress expand FSOC's authority to play a larger role in the coordination and direction of regulatory and supervisory policies, including by giving FSOC the authority to appoint a lead regulator on any issue on which multiple agencies may have conflicting and overlapping regulatory jurisdiction. On October 6, 2017, the Treasury Department issued a second report addressing banks and credit unions. In that report, it indicated that it would issue a separate report on its review of the process by which the FSOC determines that a non-bank financial company could pose a threat to the financial stability of the United States, subjecting such an entity to supervision by the Federal Reserve and enhanced prudential standards. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. On November 17, 2017, the Treasury issued a third report in which it made the following recommendations, among others, to enhance the analytical process, engagement, and transparency of FSOC's non-bank financial company designation process: (1) FSOC should revise its guidance to provide that it will assess the likelihood of a firm's material financial distress as part of its analysis; (2) FSOC should revise its guidance to provide that it will conduct a cost-benefit analysis as part of its process, and should only designate a company if the expected benefits to financial stability outweigh the costs of designation; (3) FSOC should enhance its communication with non-bank financial companies under review and their primary financial regulators; and (4) FSOC should

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

provide a clear "off-ramp" to designated non-bank financial companies and adopt a more robust and transparent process for its annual reevaluations. At its April 12, 2018 meeting, the FSOC discussed efforts underway to develop potential amendments to the FSOC's interpretative guidance on nonbank financial company designations in light of the November 17, 2017 Treasury report. On April 12, 2018, the Financial Stability Oversight Council Improvement Act, which was originally introduced in the U.S. House of Representatives on October 12, 2017 and subsequently passed the House, was referred to the Senate Committee on Banking, Housing, and Urban Affairs. The bill, if passed and signed into law, would amend the Financial Stability Act of 2010 to require the FSOC, in determining whether a nonbank financial company should be designated as systemically important and consequently supervised by the Federal Reserve Board and subject to prudential standards, to consider the appropriateness of imposing such standards as opposed to other forms of regulation to mitigate identified risks to U.S. financial stability. Specifically, in amending the procedural requirements applicable to the FSOC, the bill would require the FSOC to: (1) undertake certain procedures for initial evaluations; (2) provide an opportunity, during an annual reevaluation of such a determination by FSOC for a nonbank financial company, for the company to submit written materials to, and meet with, the FSOC in order to contest FSOC's determination; and (3) every five years, upon request by a nonbank financial company, reevaluate such a determination by FSOC and hold a vote on whether to rescind FSOC's determination. Given the possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC, the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's prime money market business can vary and is uncertain. While the Fifth Circuit Court of Appeals' recent decision vacates the Final Fiduciary Rule, the Final Fiduciary Rule impacted, and may likely continue to impact, Federated's AUM, revenues and operating income. For example, while the extent to which broker-dealers and other intermediaries will roll-back actions taken to comply or to prepare to comply with the Final Fiduciary Rule, if intermediaries continue to reduce the number of Federated Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management believes that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or effecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules, the 1940 Act and other applicable laws and regulations. Among other actions, Federated developed an educational website to assist clients with compliance with the Final Fiduciary Rule (now vacated), increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares, which currently are not being offered, to 33 Federated Funds. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses, which has caused, and/or may cause, certain product line-up, structure, pricing and product development changes, money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships.
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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as other Regulatory Developments, has been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of June 30, 2018, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the potential for deregulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of June 30, 2018, given the potential for deregulation in the U.S. and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds, or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
On March 13, 2017, the UK Parliament passed the European Union (Notification of Withdrawal) Bill, which received Royal Assent from Her Majesty the Queen and became an Act of Parliament on March 16, 2017. On March 29, 2017, UK Prime Minister Theresa May delivered a letter to European Council President Donald Tusk formally notifying the European Council, in accordance with Article 50(2) of the Treaty on European Union, of the UK's intention to withdraw from the EU.
The UK voted to approve Brexit and exit the EU on June 23, 2016. Since that time, the Bank of England announced an extension of its quantitative easing program and the UK's credit rating was downgraded and concerns persist regarding the UK's credit given the uncertainty over the outcome of Brexit negotiations. In September 2017, the UK's credit rating was downgraded a second time based on the UK government's fiscal consolidation plans being increasingly in question and the UK's debt burden being expected to continue to rise, and its ratings outlook was changed to stable from negative. While UK financial markets have rebounded, with the formal Article 50(2) notice having been delivered, debate continues regarding the exit process, with Brexit negotiations between the UK and the EU continuing. On December 8, 2017, the EU and UK came to agreement in principal on the following separation issues, with the understanding that nothing will be final until all issues are agreed upon: (1) the health, welfare and other rights that EU citizens will have in the UK and such rights that UK citizens will have in the EU; (2) the amount of money the UK will be required to pay the EU for initiatives approved prior to the Brexit vote on June 23, 2016; and (3) issues relating to the border between Northern Ireland, when it is outside the EU, and the Republic of Ireland, which will be part of the EU. Additional issues include, among others, whether work and travel permit restrictions will be imposed and the ultimate impact Brexit will have on the UK economy and the EU. On March 23, 2018, EU leaders announced they have approved guidelines for negotiations on future relations with the UK. Specifically, EU leaders endorsed a transition period between March 2019 (when the UK is expected to exit EU) and the end of 2020. During the transition, the UK will be able to negotiate, sign and ratify its own trade deals. Additionally, EU citizens arriving in the UK will enjoy the same rights and guarantees of those who arrive prior to Brexit. On July 9, 2018, UK Prime Minister Theresa May in a speech to Parliament set forth the UK's most recent proposals relating to Brexit. The proposals contain the following components: (A) maintenance of a common rule book for industrial goods and agricultural products, other than common agricultural and fishery policies, but not services; (B) ensuring a fair trading environment through reciprocal commitments relating to state aid

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

and cooperative arrangements between regulators on competition and maintaining high regulatory standards for the environment, climate change, social issues, employment, and consumer protection; (C) establishment of a joint institutional framework to provide for the consistent interpretation and application of UK-EU agreements in the UK and EU courts and appropriate resolution of disputes, including through the establishment of a joint committee of representatives from the UK and EU; and (D) developing a new business-friendly customs model and facilitated customs arrangement that operates as a combined customs territory and removes the need for customs checks and controls between the UK and EU; under this arrangement, the UK would apply UK tariffs and trade policy for goods intended for the UK and the EU's tariffs and trade policy for goods intended for the EU. It is uncertain at this time whether the EU Parliament will accept all or portions of the UK's latest proposal. The resignations of the UK's Brexit Secretary, David Davis, and the UK's Foreign Secretary, Boris Johnson, after Prime Minister May set forth the UK's most recent proposals also may raise questions regarding whether the proposals will continue to garner support in the UK.
While UK and EU leaders are striving to reach agreement by October 2018, the process for agreeing and implementing the UK's withdrawal from the EU may take up to two years or more from March 29, 2017 and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the implementation of a financial transactions tax (FTT). Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of June 30, 2018, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. The Hermes Acquisition increases the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
On April 5, 2017, European Parliament passed EU money market fund reforms (Money Market Fund Regulation or MMFR), which went into force on July 21, 2017. The MMFR provides for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. The reforms became effective (i.e., must be complied with) in regards to new funds on July 21, 2018 and will be effective in regards to existing funds on January 21, 2019. Federated continues product-type analysis (e.g., whether certain CNAV funds should convert to LVNAV funds), compliance and other efforts utilizing both internal and external resources to prepare for MMFR. Federated also continues to engage with trade associations and appropriate regulators in connection with the MMFR as the European Securities Market Authority and the European Commission begin work on the next stage of implementing the MMFR.
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
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, these discussions involve, among other topics, the scope, application and allocation of the FTT, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on another proposal for an FTT. Under this proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Under the proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. If even two Member States decide not to participate, the FTT proposal cannot be finalized. On September 26, 2017, French President Emmanuel Macron recommended re-launching the FTT negotiations, proposing that all 28 Member States adopt a form of FTT. EU Finance Ministers also have launched a review of how the Brexit negotiations would affect the implementation of an FTT. It was reported that a March 4, 2018 agreement between Angela Merkel's Christian Democratic Union and grand coalition partners, the Social Democratic Party, in Germany included a statement that the parties want to "conclude the introduction of a substantial financial transaction tax" in the EU. Discussions with respect to an EU FTT that would impose a 0.1% tax on equity and bond trades and a 0.01% tax on derivative transactions resumed at a meeting between the 10 Member States that was held in May 2018, although no formal action was taken as of June 30, 2018. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT.
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
Regarding the FSB's work on financial stability risks stemming from asset management activities, on January 12, 2017, following up on a 2016 proposal, the FSB published its final "Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities" (Final FSB Recommendations), which set forth 14 final policy recommendations intended to address four identified structural vulnerabilities from asset management activities that the FSB believes could potentially present financial stability risks. The four identified structural vulnerabilities identified by the FSB include: (1) a perceived liquidity mismatch between fund investments and redemption terms and conditions for open-end fund shares; (2) leverage within investment funds; (3) operational risk and challenges at asset managers in stressed conditions; and (4) securities lending activities of asset managers and funds. Regarding the perceived liquidity mismatch, the Final FSB Recommendations seek to increase information and transparency, strengthen liquidity risk management, and encourage the use of system-wide stress testing by regulatory authorities, through, among other efforts, developing consistent disclosure and reporting requirements, distinguishing between information useful to investors and regulatory authorities, making more liquidity risk management tools (e.g., swing pricing, redemption fees, other anti-dilution methods) available to open-end funds, and requiring and providing guidance on stress testing to support liquidity risk management. Regarding leverage, the Final FSB Recommendations focus on measuring and monitoring leverage within funds, including through, among other efforts, developing consistent measures of leverage, identifying or developing more risk-based measures to monitor leverage risk and collecting fund-level and aggregate data on leverage and its use in funds. Regarding operational risk, the Final FSB Recommendations aim to improve risk management frameworks and practices taking into account the level of risk an asset manager's activities pose to the financial system, including through, among other efforts, imposing requirements or providing guidance on business continuity and transition planning. Regarding securities lending, the Final FSB Recommendations focus on monitoring for situations where indemnifications provided by asset managers to their clients in relation to securities lending activities indicate the development of material risks or regulatory arbitrage that may adversely affect financial stability and recommend that regulatory authorities verify and confirm asset managers adequately cover potential credit losses. It had been reported that IOSCO intended to implement the recommendations relating to leverage by the end of 2018. On July 7, 2017, IOSCO published a "Consultation on CIS Liquidity Risk Management Recommendations," which sets forth IOSCO's framework for liquidity risk management for collective investment schemes. In doing so, IOSCO's consultation document addresses certain of the structural vulnerabilities

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

identified by the FSB in the Final FSB Recommendations regarding liquidity risk management in the asset management industry, and makes recommendations regarding disclosure of liquidity risk management programs to investors, monitoring and assessment of liquidity risk, availability and effectiveness of liquidity risk management tools, fund level stress testing and contingency planning, among other matters. On July 7, 2017, IOSCO also published a consultation report, "Open-ended Fund Liquidity and Risk Management - Good Practices and Issues for Consideration," which is intended to assist regulators, asset managers and investors in understanding liquidity risks and addressing liquidity risk management. Management, while generally supporting many of the recommendations in the Final FSB Recommendations and IOSCO consultation document that can be viewed as guidance on liquidity, leverage and other related risks, continues to respectfully disagree with the premise that the regulated fund industry, particularly in the U.S., creates financial stability risk and believes that additional burdensome regulation is not warranted. On February 1, 2018, IOSCO issued its final report on "Recommendation For Liquidity Risk Management For Collective Investment Schemes," which sets forth IOSCO's recommendations to those entities responsible for managing the liquidity of collective investment schemes in an effort to improve liquidity risk management practices. IOSCO also released its final report on "Open-ended Fund Liquidity and Risk Management - Good Practices and Issues For Consideration," which is intended to assist regulators, the industry and investors in managing liquidity and related risks. Among other guidance and recommendations, the IOSCO final report recommends that, when looking at the management of liquidity within a fund, a holistic approach needs to be considered, conditioned on the overall consistency of the fund's redemption terms with its investment strategy, and the fund's potential or existing investor base.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Management continues to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations, the IOSCO consultation document or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of June 30, 2018, Federated is unable to assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments become effective and are required to be complied with or an FTT is enacted. Federated also is unable to assess at this time whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increases the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2018	2017
By Asset Class
Money Market	$255,247	$242,096	5%
Equity	62,945	65,787	(4)
Fixed-Income	61,485	52,507	17
Total Managed Assets	$379,677	$360,390	5%
By Product Type
Funds:
Money Market	$172,671	$173,338	0%
Equity	36,462	37,225	(2)
Fixed-Income	39,927	40,880	(2)
Total Fund Assets	249,060	251,443	(1)
Separate Accounts:
Money Market	82,576	68,758	20
Equity	26,483	28,562	(7)
Fixed-Income	21,558	11,627	85
Total Separate Account Assets	130,617	108,947	20
Total Managed Assets	$379,677	$360,390	5%

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2018	2017		2018	2017
By Asset Class
Money Market	$260,371	$242,298	7%	$263,958	$244,944	8%
Equity	63,911	65,399	(2)	65,372	64,590	1
Fixed-Income	61,698	52,291	18	62,646	52,047	20
Total Average Managed Assets	$385,980	$359,988	7%	$391,976	$361,581	8%
By Product Type
Funds:
Money Market	$175,885	$172,626	2%	$178,870	$177,522	1%
Equity	36,784	37,325	(1)	37,256	37,141	0
Fixed-Income	40,249	40,670	(1)	40,664	40,378	1
Total Average Fund Assets	252,918	250,621	1	256,790	255,041	1
Separate Accounts:
Money Market	84,486	69,672	21	85,088	67,422	26
Equity	27,127	28,074	(3)	28,116	27,449	2
Fixed-Income	21,449	11,621	85	21,982	11,669	88
Total Average Separate Account Assets	133,062	109,367	22	135,186	106,540	27
Total Average Managed Assets	$385,980	$359,988	7%	$391,976	$361,581	8%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Equity Funds
Beginning Assets	$36,421	$37,159	$38,101	$36,231
Sales	1,778	1,411	3,627	3,114
Redemptions	(2,729)	(2,394)	(5,788)	(5,441)
Net Redemptions	(951)	(983)	(2,161)	(2,327)
Net Exchanges	200	(74)	72	(14)
Acquisition-Related	0	0	0	287
Market Gains and Losses[1]	792	1,123	450	3,048
Ending Assets	$36,462	$37,225	$36,462	$37,225

Equity Separate Accounts
Beginning Assets	$27,546	$27,611	$30,038	$26,150
Sales[2]	1,095	1,852	2,609	3,764
Redemptions[2]	(2,622)	(1,835)	(5,115)	(3,829)
Net (Redemptions) Sales[2]	(1,527)	17	(2,506)	(65)
Net Exchanges	(2)	0	1	0
Market Gains and Losses[1]	466	934	(1,050)	2,477
Ending Assets	$26,483	$28,562	$26,483	$28,562

Total Equity Assets
Beginning Assets	$63,967	$64,770	$68,139	$62,381
Sales[2]	2,873	3,263	6,236	6,878
Redemptions[2]	(5,351)	(4,229)	(10,903)	(9,270)
Net Redemptions[2]	(2,478)	(966)	(4,667)	(2,392)
Net Exchanges	198	(74)	73	(14)
Acquisition-Related	0	0	0	287
Market Gains and Losses[1]	1,258	2,057	(600)	5,525
Ending Assets	$62,945	$65,787	$62,945	$65,787

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Fixed-Income Funds
Beginning Assets	$40,578	$40,239	$41,200	$39,434
Sales	3,832	3,729	7,939	7,715
Redemptions	(4,218)	(3,591)	(8,793)	(7,422)
Net (Redemptions) Sales	(386)	138	(854)	293
Net Exchanges	(207)	10	(80)	(14)
Acquisition-Related	0	0	0	148
Market Gains and Losses[1]	(58)	493	(339)	1,019
Ending Assets	$39,927	$40,880	$39,927	$40,880

Fixed-Income Separate Accounts
Beginning Assets	$21,676	$11,541	$23,017	$11,880
Sales[2]	923	277	1,723	491
Redemptions[2]	(716)	(401)	(2,743)	(1,096)
Net Sales (Redemptions)[2]	207	(124)	(1,020)	(605)
Net Exchanges	0	0	0	(56)
Market Gains and Losses[1]	(325)	210	(439)	408
Ending Assets	$21,558	$11,627	$21,558	$11,627

Total Fixed-Income Assets
Beginning Assets	$62,254	$51,780	$64,217	$51,314
Sales[2]	4,755	4,006	9,662	8,206
Redemptions[2]	(4,934)	(3,992)	(11,536)	(8,518)
Net (Redemptions) Sales[2]	(179)	14	(1,874)	(312)
Net Exchanges	(207)	10	(80)	(70)
Acquisition-Related	0	0	0	148
Market Gains and Losses[1]	(383)	703	(778)	1,427
Ending Assets	$61,485	$52,507	$61,485	$52,507

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Equity and Fixed-Income Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Funds
Beginning Assets	$76,999	$77,398	$79,301	$75,665
Sales	5,610	5,140	11,566	10,829
Redemptions	(6,947)	(5,985)	(14,581)	(12,863)
Net Redemptions	(1,337)	(845)	(3,015)	(2,034)
Net Exchanges	(7)	(64)	(8)	(28)
Acquisition-Related	0	0	0	435
Market Gains and Losses[1]	734	1,616	111	4,067
Ending Assets	$76,389	$78,105	$76,389	$78,105

Separate Accounts
Beginning Assets	$49,222	$39,152	$53,055	$38,030
Sales[2]	2,018	2,129	4,332	4,255
Redemptions[2]	(3,338)	(2,236)	(7,858)	(4,925)
Net Redemptions[2]	(1,320)	(107)	(3,526)	(670)
Net Exchanges	(2)	0	1	(56)
Market Gains and Losses[1]	141	1,144	(1,489)	2,885
Ending Assets	$48,041	$40,189	$48,041	$40,189

Total Assets
Beginning Assets	$126,221	$116,550	$132,356	$113,695
Sales[2]	7,628	7,269	15,898	15,084
Redemptions[2]	(10,285)	(8,221)	(22,439)	(17,788)
Net Redemptions[2]	(2,657)	(952)	(6,541)	(2,704)
Net Exchanges	(9)	(64)	(7)	(84)
Acquisition-Related	0	0	0	435
Market Gains and Losses[1]	875	2,760	(1,378)	6,952
Ending Assets	$124,430	$118,294	$124,430	$118,294

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
By Asset Class
Money Market Assets	67%	68%	39%	41%
Equity Assets	17%	18%	44%	42%
Fixed-Income Assets	16%	14%	17%	17%
By Product Type
Funds:
Money Market Assets	45%	49%	36%	39%
Equity Assets	10%	10%	35%	34%
Fixed-Income Assets	10%	11%	14%	15%
Separate Accounts:
Money Market Assets	22%	19%	3%	2%
Equity Assets	7%	8%	9%	8%
Fixed-Income Assets	6%	3%	3%	2%

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

As of June 30, 2018, total managed assets increased 5% from June 30, 2017 primarily as a result of an increase in money market assets and fixed-income assets. Total average money market assets increased 7% and 8% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Period-end money market assets increased 5% at June 30, 2018 as compared to June 30, 2017. The Federal Open Market Committee of the Federal Reserve Board (FOMC) raised the target funds rate in June 2018, its second increase of the year, and signaled two additional increases are likely in 2018. Average equity assets decreased 2% and increased 1% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Period-end equity assets decreased 4% at June 30, 2018 as compared to June 30, 2017 primarily due to net redemptions, partially offset by market appreciation. Average fixed-income assets increased 18% and 20% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Period-end fixed-income assets increased 17% at June 30, 2018 as compared to June 30, 2017, primarily as a result of net sales. During the second quarter of 2018, the tug-of-war between robust economic fundamentals and worries over mounting trade tensions caused equity markets to vacillate, with larger-capitalization stocks as represented by the Dow Jones Industrial Average eking out a slight gain for the three months ended June 30, 2018 while more domestic-oriented, smaller stocks as represented by the Russell 2000 Index rose more than 7% for the period. Driven by the Federal Reserve's actions and stronger economic data, the bond market saw Treasury yields trend slightly higher over the same three-month period, particularly on the shorter end. Moves on the longer end were restrained primarily by a risk-off trade arising from the aforementioned trade concerns.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue decreased $16.8 million for the three-month period ended June 30, 2018 as compared to the same period in 2017 primarily due to (1) a decrease of $8.2 million due to Consideration Payable to Customers now being recorded as a reduction of revenue effective January 1, 2018 as a result of the adoption of Topic 606 (under legacy guidance this amount would have been recorded as Distribution expense ($6.1 million) and Other expense ($2.1 million), (2) an increase in voluntary waivers for certain money market funds for competitive reasons ($5.0 million) and (3) a decrease of $3.3 million due to a change in the mix of average money market assets.

Revenue decreased $26.5 million for the six-month period ended June 30, 2018 as compared to the same period in 2017 primarily due to (1) a decrease of $16.8 million due to Consideration Payable to Customers now being recorded as a reduction of revenue as a result of the adoption of Topic 606 (under legacy guidance this amount would have been recorded as Distribution expense ($12.8 million) and Other expense ($4.0 million), (2) a decrease of $8.1 million due to a change in the mix of average money market assets and (3) a net decrease of $6.8 million due to a January 2017 change in a customer relationship. These decreases in revenue were partially offset by an increase of $4.3 million due to higher average equity assets.

See Note (2) to the Consolidated Financial Statements for additional information on the adoption of Topic 606.

For the six-month period ended June 30, 2018 and 2017, Federated's ratio of revenue to average managed assets was 0.27% and 0.30%, respectively. The decrease in the rate was primarily related to a change in the mix of average money market assets (including the customer relationship change) and the reduction in revenue as a result of the adoption of Topic 606.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2018 decreased $13.3 million as compared to the same period in 2017. Distribution expense decreased $17.7 million primarily due to a decrease of $9.0 million related to the mix of average money market fund assets and a decrease of $7.4 million as a result of the adoption of Topic 606 which requires Consideration Payable to Customers to be recorded as a reduction of revenue.

Total Operating Expenses for the six-month period ended June 30, 2018 decreased $24.9 million as compared to the same period in 2017. Distribution expense decreased $35.6 million primarily due to (1) a decrease of $17.7 million related to the mix of average money market fund assets, (2) a decrease of $15.1 million as a result of the adoption of Topic 606 as noted above and (3) a decrease of $5.3 million due to a January 2017 change in a customer relationship. This decrease was partially offset by (1) an increase in Compensation and Related expense of $7.7 million primarily due to an increase in incentive compensation driven mainly by sales performance and (2) an increase in Professional Service Fees expense of $5.7 million primarily related to an increase in costs of $2.7 million associated with the Hermes Acquisition.

See Note (2) to the Consolidated Financial Statements for additional information on the adoption of Topic 606.

Nonoperating (Expenses) Income. Nonoperating (Expenses) Income, net decreased $31.8 million for the three-month period ended June 30, 2018 as compared to the same period in 2017. The decrease is primarily due to a $29.0 million loss, recorded in Other, net in the second quarter of 2018, related to two derivative financial instruments associated with the Hermes Acquisition (see Note (10) to the Consolidated Financial Statements for additional information).
Nonoperating (Expenses) Income, net decreased $35.6 million for the six-month period ended June 30, 2018 as compared to the same period in 2017. The decrease is primarily due to the aforementioned $29.0 million loss recorded in the second quarter of 2018 related to two derivative financial instruments. In addition, (Loss) Gain on Securities, net decreased $6.8 million due to (1) a $4.4 million decrease in Investments—Consolidated Investment Companies primarily due to a decrease in the market value of investments held by consolidated investment companies and (2) a $2.4 million decrease in Investments—Affiliates and Other primarily due to fewer gains realized from the redemption of investments in the first half of 2018 as compared to the same period in 2017.
Income Taxes. The income tax provision was $13.1 million and $32.0 million for the three- and six-month periods ended June 30, 2018, respectively, as compared to $32.3 million and $62.1 million for the same periods in 2017. The effective tax rate was 25.3% and 24.5% for the three- and six-month periods ended June 30, 2018, respectively, as compared to 37.1% and 37.0% for the same periods in 2017. The decreases in the income tax provision and the effective tax rate were primarily due to the enactment of the Tax Act.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Net Income Attributable to Federated Investors, Inc. Net income decreased $14.6 million for the three-month period ended June 30, 2018 as compared to the same period in 2017, primarily as a result of the changes in revenues, expenses, nonoperating (expenses) income and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2018 decreased $0.15 as compared to the same period of 2017 primarily due to decreased net income.

Net income decreased $3.9 million for the six-month period ended June 30, 2018 as compared to the same period in 2017, primarily as a result of the changes in revenues, expenses, nonoperating (expenses) income and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2018 decreased 0.03 as compared to the same period in 2017 primarily due to decreased net income.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2018, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $440.6 million as compared to $392.6 million at December 31, 2017. The change in liquid assets is discussed below.

At June 30, 2018, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its money market, fixed-income and equity portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $24 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process. In addition, at June 30, 2018, Federated held approximately £262 million (approximately $346 million), of which £259.9 million was paid on July 2, 2018 for the Hermes Acquisition (see Note (4) to the Consolidated Financial Statements for additional information).

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $136.4 million for the six months ended June 30, 2018 as compared to $96.4 million for the same period in 2017. The increase of $40.0 million was primarily due to a decrease in cash paid related to the $35.6 million decrease in distribution-related expenses previously discussed and a decrease of $22.2 million in cash paid for taxes primarily due to the change in the tax rate related to the Tax Act. These items were partially offset by a decrease in cash received related to the $26.5 million decrease in revenue previously discussed.

Cash Used by Investing Activities. During the six-month period ended June 30, 2018, net cash used by investing activities was $5.5 million which primarily represented cash paid for property and equipment (including technology).

Cash Used by Financing Activities. During the six-month period ended June 30, 2018, net cash used by financing activities was $71.9 million. During the first six months of 2018, Federated paid (1) $52.6 million or $0.52 per share in dividends to holders of its common shares, (2) $20.4 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (13) to the Consolidated Financial Statements for additional information) and (3) $10.0 million in connection with its debt obligations (see Note (11) to the Consolidated Financial Statements for additional information). These payments were offset by $18.0 million borrowed from Federated's revolving credit facility used to partially fund the Hermes Acquisition (see Note (4) and Note (11) to the Consolidated Financial Statements for additional information).

Borrowings. In 2017, Federated entered into its Credit Agreement that refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility, which has an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the second quarter of 2018, Federated borrowed $18.0 million to fund a portion of the Hermes Acquisition. During the six-month periods ended June 30, 2018 and 2017, Federated made debt payments of $10.0 million and $12.8 million, respectively. As of June 30, 2018, Federated has $197 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2018. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2018, the interest coverage ratio was 77 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2018, the leverage ratio was 0.5 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions (including the Hermes Acquisition) and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated's future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.

On July 26, 2018, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 8, 2018 to be paid on August 15, 2018.

After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of June 30, 2018.

For balances at June 30, 2018 as compared to December 31, 2017, Investments—Consolidated Investment Companies decreased $11.8 million and Redeemable Noncontrolling Interest in Subsidiaries decreased $9.2 million due primarily to redemptions by third-party investors in one consolidated Federated Fund VIE.

Accrued Compensation and Benefits at June 30, 2018 decreased $31.2 million from December 31, 2017 primarily due to the 2017 accrued annual incentive compensation being paid in the first quarter of 2018 ($62.5 million), partially offset by certain 2018 incentive compensation accruals recorded at June 30, 2018 ($36.4 million).

Other Current Liabilities at June 30, 2018 increased $33.6 million from December 31, 2017 primarily due to the $29.0 million accrual related to the foreign currency forward derivative financial instruments at June 30, 2018 which will be paid in the third quarter of 2018. See Note (10) for additional information.

There were no indicators of goodwill impairment as of June 30, 2018.

Contractual Obligations and Contingent Liabilities

Contractual. Pursuant to various employment and incentive arrangements, Federated may be required to make certain compensation-related payments. See Note (15) to the Consolidated Financial Statements for additional information.

Legal Proceedings. Federated has claims asserted against it from time to time. See Note (15) to the Consolidated Financial Statements for additional information.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018 there were no material changes to Federated's exposures to market risk that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at June 30, 2018.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

Federated's management and Audit Committee continue to believe that Federated's registered public accounting firm, Ernst & Young LLP (EY), has the ability to exercise objective and impartial judgment on all issues encompassed within EY's audit and review services. As previously disclosed under "Risks Related to Auditor Independence" in Item 1A of Federated's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Annual Report), public companies, such as Federated, utilize the audit services of an independent registered public accounting firm (Accounting Firm) such as EY to audit or review their financial statements included in certain public filings, such as their Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. The Accounting Firm is required to make a determination that such firm satisfies certain independence requirements under the federal securities laws. Like other public companies, there is a risk that activities or relationships of the Accounting Firm engaged by Federated, or such firm's partners or employees, can prevent a determination from being made that such firm satisfies such independence requirements with respect to Federated, which could render such firm ineligible to serve as Federated's Accounting Firm. For example, Rule 2-01(c)(1)(i)(A) of Regulation S-X (Investment Rule) issued by the SEC prohibits the Accounting Firm, or covered person professionals and their immediate family members, from having certain direct investments in the audit client and affiliated entities. EY informed Federated on July 18, 2018 that a pension trust of a non-US affiliated entity of EY had previously made and maintains an investment in a fund (Hermes Fund) managed by Hermes Alternative Investment Management Limited (HAIML), which is a wholly owned subsidiary of Hermes Fund Managers Limited (Hermes). The pension trust's investment in the Hermes Fund implicates the Investment Rule because an indirect wholly owned subsidiary of Federated Investors acquired a 60% majority interest in Hermes on July 2, 2018, effective July 1, 2018 (Hermes Acquisition). The pension trust first invested in the Hermes Fund in 2007, well prior to the Hermes Acquisition. The pension trust's investment represents less than 3.3% of the Hermes Fund's assets as of July 18, 2018. EY subsequently informed Federated that the pension trust has submitted an irrevocable redemption notice to redeem its investment in the Hermes Fund. Pursuant to the redemption terms of the Hermes Fund, the pension trust's redemption cannot be effected until December 26, 2018 at the earliest. The redemption notice cannot be revoked by the pension trust. The redemption notice can only be revoked by HAIML, as the advisor for Hermes Fund, if, and to the extent, the pension trust successfully sells its interest in the Hermes Fund in a secondary market transaction. EY also informed Federated that the pension trust simultaneously submitted a request to HAIML to conduct a secondary market auction for the pension trust's interest in the Hermes Fund. If this secondary market auction is successful, or if the pension trust is successful in pursuing a direct secondary market sale to a single buyer, such a secondary market transaction would allow all or part of its interest in the Hermes Fund to be sold, and its investment to be eliminated or reduced, as soon as August 2018. In addition, the only voting rights shareholders of the Hermes Fund have under the Hermes Fund's governing documents relate to key appointments, including the election of the non-executive members of the Hermes Fund's committee, the appointment of the Hermes Fund's trustee and the adoption of the Hermes Fund's financial statements. The next meeting of the Hermes Fund at which shareholders can vote on the election of members of the Hermes Fund's committee is not until June 2019, and the size of the pension fund's investment in the Hermes Fund would not allow it to unilaterally elect a committee member or the trustee. EY does not audit the Hermes Fund and the

Hermes Fund's assets and operations are not consolidated in Federated financial statements that are subject to audit by EY. Finally, no member of EY's audit team that provides audit services to Federated is a beneficiary of the pension trust. Management has reviewed this matter with Federated's Audit Committee, and, based on that review, as well as a letter from EY to Federated dated July 26, 2018, in which EY indicated that it had determined that this matter does not impair EY's ability to exercise objective and impartial judgment in performing audit or review services for Federated and their belief that a reasonable investor with knowledge of all relevant facts and circumstances would conclude that EY has been and is capable of exercising objective and impartial judgment in all issues encompassed within EY's audit and review services, Federated's management and the Audit Committee have made a determination that such matters would not impair EY's objectivity, impartiality or judgment in performing audit or review services for Federated. Please see "Risks Related to Auditor Independence" in Item 1A of Federated's 2017 Annual Report for additional disclosure regarding the potential consequences of non-compliance with the independence requirements under the federal securities laws, which could include a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

There are no material changes to the other risk factors included in Federated's 2017 Annual Report.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the second quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April	50,000	$26.94	50,000	2,006,147
May[2]	307,767	24.45	300,000	1,706,147
June[2]	357,098	23.23	349,248	1,356,899
Total	714,865	$24.01	699,248	1,356,899

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of June 30, 2018. See Note (13) to the Consolidated Financial Statements for additional information on this program.

2
In May and June of 2018, 7,767 and 7,850 shares, respectively, of restricted stock with a weighted-average price of $2.78 and $1.18 per share, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 5. Other Information

AMENDMENT TO BYLAWS

On July 26, 2018, the board of directors approved an amendment to Federated's bylaws. The amendment, effective immediately, provides indemnification to a director or officer of Federated who is required to provide personally identifiable information (PII) to regulators or counterparties with whom Federated, or a subsidiary, sponsored fund or managed account, does business because of a legal requirement or procedural requirement of such regulator or counterparty, and the security of such PII is compromised and used to the detriment of such director or officer.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 3.1 – Restated Bylaws of Federated Investors, Inc.

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

Federated Investors, Inc.
(Registrant)

Date	July 27, 2018	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	July 27, 2018	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer