Form 10-Q
period 2018-09-30
FEDERATED INVESTORS INC /PA/
filed 2018-10-30
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of October 25, 2018, the Registrant had outstanding 9,000 shares of Class A Common Stock and 100,491,180 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to: asset flows, levels and mix; business mix; sources and levels of revenues, expenses, gains, losses, income and earnings; when revenue is recognized; expected transaction costs, obligations to make payments relating to acquisitions and additional contingent or other payments pursuant to employment or incentive arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.).; debt, future cash needs and cash flows; uses of treasury stock; legal proceedings; the components and level of, and prospect for, distribution-related expenses; classification and consolidation of investments; the ability to raise additional capital; management's assessments, beliefs, expectations, assumptions, projections or estimates, including regarding fee rates, the level and impact of reimbursements or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers), the effect, and degree of impact, of changes in customer relationships, the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix, the timing of acquisitions, legal proceedings, the timing, impact, effects and other consequences of continuing regulatory oversight, and potential, proposed and final laws, regulations and other rules and possible deregulation, by U.S. and foreign regulators and other authorities, borrowing, taxes and the impact of tax law changes, product and strategy demand, investor preferences, performance, product development and restructuring options and initiatives, including the plans for and timing of such options and initiatives, compliance, and related legal, compliance and other professional services expenses, interest payments or expenses, dedication of resources, accounting policies, indebtedness and certain investments, and liquidity; future principal uses of cash; performance indicators; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; auditor independence matters; interest rate, concentration, market and other risks; guarantee and indemnification obligations; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$116,943	$316,264
Investments—Consolidated Investment Companies	31,737	45,411
Investments—Affiliates and Other	8,379	7,863
Receivables, net of reserve of $11 and $60, respectively	94,852	53,482
Prepaid Expenses	18,177	11,747
Other Current Assets	1,534	2,507
Total Current Assets	271,622	437,274
Long-Term Assets
Goodwill	819,069	660,040
Intangible Assets, net of accumulated amortization of $8,370 and $5,202, respectively	341,755	76,875
Property and Equipment, net of accumulated depreciation of $86,546 and $70,561, respectively	52,644	37,670
Other Long-Term Assets	38,567	19,551
Total Long-Term Assets	1,252,035	794,136
Total Assets	$1,523,657	$1,231,410
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$57,160	$47,595
Accrued Compensation and Benefits	90,973	74,572
Other Current Liabilities	16,168	6,682
Total Current Liabilities	164,301	128,849
Long-Term Liabilities
Long-Term Debt	160,000	170,000
Long-Term Deferred Tax Liability, net	143,651	117,620
Other Long-Term Liabilities	35,597	23,563
Total Long-Term Liabilities	339,248	311,183
Total Liabilities	503,549	440,032
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	192,744	30,163
PERMANENT EQUITY
Federated Investors, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	361,405	343,189
Additional Paid-In Capital from Treasury Stock Transactions	15	0
Retained Earnings	765,176	697,359
Treasury Stock, at Cost, 9,014,276 and 8,405,003 Shares Class B Common Stock, respectively	(294,154)	(278,732)
Accumulated Other Comprehensive Loss, net of tax	(5,267)	(790)
Total Permanent Equity	827,364	761,215
Total Liabilities, Temporary Equity and Permanent Equity	$1,523,657	$1,231,410

(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Investment Advisory Fees, net—Affiliates	$159,527	$149,412	$425,288	$442,536
Investment Advisory Fees, net—Other	57,509	35,474	134,141	102,989
Administrative Service Fees, net—Affiliates	49,855	47,461	147,248	139,763
Other Service Fees, net—Affiliates	39,046	44,539	119,105	134,911
Other Service Fees, net—Other	2,679	1,429	2,679	4,413
Total Revenue	308,616	278,315	828,461	824,612
Operating Expenses
Compensation and Related	103,092	72,454	255,613	217,226
Distribution	72,153	84,838	214,098	262,371
Professional Service Fees	13,535	6,948	32,443	20,141
Systems and Communications	12,213	7,992	28,397	24,258
Office and Occupancy	9,332	7,293	24,238	21,805
Travel and Related	4,622	3,258	10,967	9,150
Advertising and Promotional	4,502	2,345	10,967	8,396
Other	7,269	4,497	9,412	10,591
Total Operating Expenses	226,718	189,625	586,135	573,938
Operating Income	81,898	88,690	242,326	250,674
Nonoperating Income (Expenses)
Investment Income, net	938	1,889	5,030	5,244
Gain (Loss) on Securities, net	261	1,667	(1,736)	6,463
Debt Expense	(1,602)	(1,250)	(4,363)	(3,534)
Other, net	2,240	1	(26,877)	(32)
Total Nonoperating Income (Expenses), net	1,837	2,307	(27,946)	8,141
Income Before Income Taxes	83,735	90,997	214,380	258,815
Income Tax Provision	21,741	33,756	53,713	95,888
Net Income Including the Noncontrolling Interests in Subsidiaries	61,994	57,241	160,667	162,927
Less: Net Income Attributable to the Noncontrolling Interests in Subsidiaries	2,386	802	1,906	3,396
Net Income	$59,608	$56,439	$158,761	$159,531
Amounts Attributable to Federated Investors, Inc.
Earnings Per Common Share—Basic and Diluted	$0.59	$0.56	$1.57	$1.57
Cash Dividends Per Share	$0.27	$0.25	$0.79	$0.75
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income Including the Noncontrolling Interests in Subsidiaries	$61,994	$57,241	$160,667	$162,927

Other Comprehensive (Loss) Income, net of tax
Permanent Equity
Foreign Currency Items	(3,778)	191	(4,257)	554
Reclassification Adjustment Related to Foreign Currency Items	0	0	(191)	0
Unrealized (Loss) Gain on Equity Securities	0	(43)	0	1,350
Reclassification Adjustment Related to Equity Securities	0	(58)	(29)	(1,215)
Temporary Equity
Foreign Currency Translation Loss	(1,781)	0	(1,781)	0
Other Comprehensive (Loss) Income, net of tax	(5,559)	90	(6,258)	689
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	56,435	57,331	154,409	163,616
Less: Comprehensive Income Attributable to Redeemable Noncontrolling Interest in Subsidiaries	605	802	125	2,920
Less: Comprehensive Income Attributable to Nonredeemable Noncontrolling Interest in Subsidiary	0	0	0	476
Comprehensive Income Attributable to Federated Investors, Inc.	$55,830	$56,529	$154,284	$160,220
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2016	$320,982	$0	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362
Net Income	0	0	159,531	0	0	159,531	476	160,007	2,920
Other Comprehensive Income, net of tax	0	0	0	0	689	689	0	689	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	0	0	4,095
Deconsolidation	0	0	0	0	0	0	0	0	(1,891)
Stock Award Activity	17,230	0	(14,131)	14,221	0	17,320	0	17,320	0
Dividends Declared	0	0	(76,248)	0	0	(76,248)	0	(76,248)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(1,434)	(1,434)	(7,495)
Purchases of Treasury Stock	0	0	0	(42,321)	0	(42,321)	0	(42,321)	0
Balance at September 30, 2017	$338,212	$0	$598,901	$(283,482)	$166	$653,797	$0	$653,797	$28,991
Balance at December 31, 2017	$343,378	$0	$697,359	$(278,732)	$(790)	$761,215	$0	$761,215	$30,163
Adoption of New Accounting Pronouncements	0	0	125	0	(254)	(129)	0	(129)	0
Net Income	0	0	158,761	0	0	158,761	0	158,761	1,906
Other Comprehensive Loss, net of tax	0	0	0	0	(4,223)	(4,223)	0	(4,223)	(1,781)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	0	0	4,425
Deconsolidation	0	0	0	0	0	0	0	0	(1,751)
Stock Award Activity	18,216	15	(11,288)	11,495	0	18,438	0	18,438	0
Dividends Declared	0	0	(79,781)	0	0	(79,781)	0	(79,781)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	0	0	(9,778)
Business Acquisition	0	0	0	0	0	0	0	0	169,560
Purchases of Treasury Stock	0	0	0	(26,917)	0	(26,917)	0	(26,917)	0
Balance at September 30, 2018	$361,594	$15	$765,176	$(294,154)	$(5,267)	$827,364	$0	$827,364	$192,744
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$160,667	$162,927
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of Deferred Sales Commissions	2,319	6,580
Depreciation and Other Amortization	10,767	7,788
Share-Based Compensation Expense	18,244	17,290
Gain on Disposal of Assets	(7)	(5,358)
Provision for Deferred Income Taxes	7,813	8,226
Fair-Value Adjustments for Contingent Liabilities	97	0
Net Unrealized Loss (Gain) on Investments	1,801	(1,019)
Net Sales of Investments—Consolidated Investment Companies	9,302	21,314
Deferred Sales Commissions Paid	(43)	(3,737)
Contingent Deferred Sales Charges Received	0	1,484
Other Changes in Assets and Liabilities:
Increase in Receivables, net	(9,462)	(303)
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,009)	1,477
Decrease in Accounts Payable and Accrued Expenses	(121,611)	(23,360)
Increase in Other Liabilities	7,492	4,054
Net Cash Provided by Operating Activities	86,370	197,363
Investing Activities
Purchases of Investments—Affiliates and Other	(3,081)	(4,730)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(168,430)	(4,352)
Proceeds from Redemptions of Investments—Affiliates and Other	19,986	17,235
Cash Paid for Property and Equipment	(11,900)	(6,791)
Net Cash (Used) Provided by Investing Activities	(163,425)	1,362
Financing Activities
Dividends Paid	(79,808)	(76,286)
Purchases of Treasury Stock	(27,064)	(44,152)
Distributions to Noncontrolling Interest in Subsidiaries	(9,778)	(8,929)
Contributions from Noncontrolling Interest in Subsidiaries	4,425	4,095
Cash Paid for Amended and Restated Credit Agreement	0	(483)
Proceeds from Shareholders for Share-Based Compensation	222	90
Proceeds from New Borrowings	79,150	0
Payments on Contingent Consideration Liabilities	(228)	(210)
Payments on Debt	(89,150)	(16,250)
Net Cash Used by Financing Activities	(122,231)	(142,125)
Net (Decrease) Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(199,286)	56,600
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	316,809	105,355
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	117,523	161,955
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	580	545
Cash and Cash Equivalents	$116,943	$161,410
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation

Federated Investors, Inc. and its consolidated subsidiaries, including Hermes Fund Managers Limited (Hermes) beginning July 1, 2018, (collectively, Federated) provides investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies and other funds (Federated Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets, as well as stewardship services to various companies. The interim Consolidated Financial Statements of Federated included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

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
For the three and nine months ended September 30, 2018, $0.4 million and $1.2 million, respectively, of CDSCs received were recorded as revenue in Other Service Fees, net—Affiliates on the Consolidated Statements of Income. Consideration Payable to Customers (which includes reimbursements or assumptions of fund-related expenses) of $8.7 million and $25.6 million, for the three and nine months ended September 30, 2018, respectively, was recorded as a reduction of revenue in Investment Advisory Fees, net—Affiliates (previously recorded primarily as Distribution expense) on the Consolidated Statements of Income. Additionally, certain revenue is now being recorded as a single asset management fee, as it is part of a unitary fee arrangement with a single performance obligation. As such, $1.5 million and $4.8 million, for the three and nine months ended September 30, 2018, respectively, was recorded in Investment Advisory Fees, net—Other (previously recorded in Other Service Fees, net—Other) on the Consolidated Statements of Income.
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
Statement of Cash Flows
On January 1, 2018, Federated adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and payments are presented on the Statement of Cash Flows. One relevant issue addressed contingent consideration payments made after a business combination. However, Federated was already classifying these payments appropriately. While the ASU required the retrospective adoption approach, the adoption did not have an impact to Federated's Consolidated Financial Statements.
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
(b) Recently Issued Accounting Guidance Not Yet Adopted

Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, while retaining a distinction between finance and operating leases. The update is effective for Federated on January 1, 2019. While early adoption is permitted, Federated does not plan to early adopt. In the third quarter of 2018, the FASB issued ASU 2018-10, which provides improvements to narrow aspects of the guidance and ASU 2018-11, which provides an optional alternative transition method to initially apply the new leases standard at the adoption date (collectively, with ASU 2016-02, Topic 842). Topic 842 now allows for the use of either the modified retrospective adoption method or the alternative transition method.
Management has substantially completed contract scoping, with the exception of the Hermes' contracts. Management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management has also elected the practical expedient to not separate lease components from non-lease components, and will not be electing the hindsight practical expedient to determine the lease term. Management has made an accounting policy election to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less. Management plans to elect the alternative transition method, which

Notes to the Consolidated Financial Statements (continued)
(unaudited)

does not require the restatement of prior years. Management continues to evaluate the appropriate incremental borrowing rates and the new disclosure requirements, as well as the potential impact of adoption to Federated's Consolidated Financial Statements.
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
Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update remove, modify or add disclosure requirements for fair value measurements to improve the effectiveness of disclosures. The update is effective for Federated on January 1, 2020, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update is effective for Federated on January 1, 2020, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management plans to elect the prospective adoption approach, which does not require the restatement of prior years. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.

(3) Significant Accounting Policies

As a result of the adoptions of Topic 606 and ASU 2016-01, as well as second quarter derivative activity, the following accounting policies have been updated. For a complete listing of Federated's significant accounting policies, please refer to Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Deferred Sales Commissions
Federated pays upfront commissions to broker/dealers (Deferred Sales Commissions) to promote the sale of certain fund shares. For share classes that pay both a distribution fee and a CDSC, Federated generally capitalizes the Deferred Sales Commissions. The deferred sales commission asset (included in Other Long-Term Assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of six years. Deferred sales commission amortization expense was $2.3 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively, and was included in Distribution expense on the Consolidated Statements of Income.

Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted future cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted future cash flows. There were no impairments to the deferred sales commission asset during the nine months ended September 30, 2018 and 2017.

For share classes that do not pay both a distribution fee and CDSC, Federated may be entitled to receive an upfront commission, which is collected from subscribing shareholders and recognized as revenue in Other Service Fees, net—Affiliates on the Consolidated Statements of Income upon investor subscription. For Deferred Sales Commissions that are not capitalized,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

the Deferred Sales Commissions paid are expensed as incurred and totaled $3.7 million and $1.1 million as of September 30, 2018 and 2017, respectively, and were included in Distribution expense on the Consolidated Statements of Income.

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

Revenue from providing investment advisory, administrative and the majority of other service fees is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control including investor activity and market volatility and is recognized as these uncertainties are resolved. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (5) for information about expected future revenue.

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

The fair value of these investment portfolios managed by Federated is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the Federated Funds. For each period presented, an immaterial amount of assets under management (AUM) was priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the Investment Company Act of 1940 (1940 Act), the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.

Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers whether Federated is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount payable by the funds or net of payments to third-party service providers, respectively. Federated would be considered a principal service provider if it controls the service that is transferred to the customer. Alternatively, Federated would be considered an agent when it does not control the service, but rather arranges for the service to be provided by another party. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report revenues on a gross basis. All of Federated's revenue is recorded gross of payments made to third parties.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Investments
Federated's investments are categorized as Investments—Consolidated Investment Companies or Investments—Affiliates and Other on the Consolidated Balance Sheets. Investments—Consolidated Investment Companies represent securities held by Federated as a result of consolidating certain Federated Funds. Investments—Affiliates and Other represent Federated's investments in fluctuating-value Federated Funds and investments held in Separate Accounts for which Federated owns the underlying debt and equity securities. All investments are carried at fair value with unrealized gains or losses on these securities recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income.

The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (9) for additional information regarding the fair value of investments held as of September 30, 2018 and December 31, 2017.

Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in Gain (Loss) on Securities, net on the Consolidated Statements of Income.

From time to time, Federated may also enter into derivative financial instruments to hedge against the risk of movement in foreign exchange rates. Federated records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Federated has not designated any derivative financial instrument as a hedging instrument for accounting purposes. The gain or loss on these derivative instruments is recognized in Other, net on the Consolidated Statements of Income. See Note (10) for additional information on second quarter derivative instrument activity.

(4) Business Combinations

On April 12, 2018, Federated entered into an agreement to acquire a controlling interest in Hermes from BT Pension Scheme (BTPS). The addition of London-based Hermes, which has had multi-year significant asset growth, will further accelerate Federated's growth in markets outside of the U.S.

On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a controlling interest in Hermes (Hermes Acquisition). BTPS retained a 29.5 percent interest in Hermes and contributed the remaining 10.5 percent interest into an Employee Benefit Trust (EBT) for the benefit of certain members of Hermes' management and other key employees under a long-term incentive plan (LTIP). Federated paid a total of £260.7 million ($344.3 million). Federated funded the transaction through a combination of cash and an $18.0 million drawdown from its existing revolving credit facility (see Note (11) for additional information).

Federated and BTPS entered into a Put and Call Option Deed pursuant to which Federated has a right to exercise a call option to acquire BTPS's remaining 29.5 percent interest in Hermes at fair value and BTPS has a right to exercise a put option to sell its remaining interest in Hermes to Federated at fair value, after the third, fourth or fifth anniversaries, and subject to certain contingencies, the sixth anniversary, of the date of the purchase agreement. Federated does not consider BTPS's 29.5 percent noncontrolling interest in Hermes to be permanent equity, due to it being redeemable at the option of BTPS and therefore, outside of Federated's control.

Hermes granted equity awards from the EBT in the form of restricted nonpublic subsidiary stock pursuant to the LTIP to certain members of Hermes management and other key employees. These awards, which are subject to continued service vesting requirements, vest over a period of three to five years. At various predetermined dates, but no earlier than 9 months after vesting, award holders have a right to exercise a put option to sell shares to Federated at fair value and Federated has a right to exercise a call option to acquire shares at fair value. The grant date fair value of the awards is recognized as Compensation and Related expense in the Consolidated Statements of Income over the relevant vesting periods, with a corresponding adjustment

Notes to the Consolidated Financial Statements (continued)
(unaudited)

to Redeemable Noncontrolling Interest in Subsidiaries in the Consolidated Balance Sheets. As a result of the grant of the equity awards in a nonpublic consolidated subsidiary under the terms of the LTIP and EBT, the shares are not included in the attribution of the subsidiary's income and losses to noncontrolling interest holders until the awards vest. Therefore, Federated will initially recognize the fair value of 33 percent of Hermes as Redeemable Noncontrolling Interest in Subsidiaries on the Consolidated Balance Sheets. The attribution of the subsidiary's income and loss is recognized in Net Income Attributable to the Noncontrolling Interests in Subsidiaries on the Consolidated Statements of Income and is expected to fluctuate as the LTIP awards vest and put/call options are exercised. Federated's diluted earnings per share calculation is adjusted for the proportionate share of net income related to the unvested equity awards in a nonpublic consolidated subsidiary (see Note (14) for additional information). As of September 30, 2018, Redeemable Noncontrolling Interest in Subsidiaries related to Hermes was $172.4 million.

Federated has expensed $14.5 million in transaction costs directly attributable to the Hermes Acquisition. Of this amount, $12.7 million has been expensed to date in 2018, primarily recorded in Professional Service Fees on the Consolidated Statements of Income. The transaction costs exclude a derivative loss (see Note (10) for additional information) and a $1.7 million foreign exchange gain recognized in the second quarter of 2018 as a result of holding British pound sterling at quarter end. Federated anticipates future transaction costs of approximately $1 million may be recorded in the fourth quarter of 2018. Actual results may differ from this estimate, and such difference may be material to the Consolidated Financial Statements.

Federated has performed a valuation of the fair market value of the Hermes Acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for all assets and liabilities acquired is preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of September 30, 2018 and for the three and nine months then ended, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

(in millions)
Cash and Cash Equivalents	$175.8
Other Current Assets[1]	53.7
Goodwill[2]	161.2
Intangible Assets[3]	271.7
Other Long-Term Assets[4]	34.7
Less: Long-Term Deferred Tax Liability, net	(20.9)
Less: Liabilities Acquired[5]	(162.3)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[6]	(169.6)
Total Purchase Price Consideration	$344.3

1	Includes $31.9 million of receivables, substantially all of which has been collected as of September 30, 2018.

2
The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of Hermes. In this instance, goodwill is not deductible for tax purposes.

3
Includes $92.4 million for customer relationships with a weighted-average useful life of 8.4 years, $130.2 million for indefinite-lived renewable investment advisory contracts and $49.1 million for an indefinite-lived trade name, all of which are recorded in Intangible Assets, net on the Consolidated Balance Sheets.

4	Includes $11.2 million of property and equipment.

5	Includes $130.3 million related to accrued compensation and benefits.

6	The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.

The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the acquisition. For the three months ended September 30, 2018, Hermes earned revenue of $49.7 million and net income of $5.7 million (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes unaudited pro forma financial information assuming the Hermes Acquisition occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the Hermes Acquisition been completed on the assumed dates and it is not indicative of future results. In addition, the following pro forma financial information does not reflect the realization of any cost savings (nor does management expect to realize any cost savings) or other synergies from the Hermes Acquisition following the completion of the business combination. The pro forma results include adjustments for the effect of acquisition-related expenses (including the loss on foreign currency forward transactions noted below, compensation and related expense, income tax expense and amortization related to newly acquired intangibles) as well as adjustments to conform to Federated's U.S. GAAP accounting policies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenue	$308.6	$317.1	$923.3	$951.5
Net Income[1]	$59.6	$76.5	$179.9	$229.6

1
The nine months ended September 30, 2018 excludes a $29.0 million loss on foreign currency forward transactions entered into in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition.

(5) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Equity	$138,624	$344,323
Money Market	101,257	304,662
Fixed-Income	45,897	135,442
Other[1]	22,838	44,034
Total Revenue	$308,616	$828,461

1	Includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and stewardship services revenue.

The following table presents Federated's revenue disaggregated by performance obligation:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Asset Management[1]	$217,036	$559,429
Administrative Services	49,855	147,248
Distribution[2]	36,226	111,206
Other[3]	5,499	10,578
Total Revenue	$308,616	$828,461

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

3	Includes shareholder service fees and stewardship services revenue.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated's revenue disaggregated by geographical market:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Domestic	$251,683	$756,647
Foreign[1]	56,933	71,814
Total Revenue	$308,616	$828,461

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

The following table presents Federated's revenue disaggregated by product type:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Federated Funds	$248,428	$691,641
Separate Accounts	57,508	134,140
Other[1]	2,680	2,680
Total Revenue	$308,616	$828,461

1	Includes stewardship services revenue.

Federated is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.

Federated expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services performance obligations at September 30, 2018. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with a six to twelve month notice. Based on existing contracts as of September 30, 2018, Federated may record future fixed revenue of approximately $3 million per quarter for stewardship services contracts.

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated's revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2018	2017
Equity Assets	42%	38%
Money Market Assets	37%	41%
Fixed-Income Assets	16%	17%

The change in the relative proportion of Federated's revenue attributable to equity assets for the first nine months of 2018, as compared to the same period in 2017, was primarily the result of higher average equity assets mostly as a result of the July 2018 Hermes Acquisition. Because the Hermes Acquisition was primarily comprised of equity assets and alternative/private markets assets, the relative proportion of Federated's revenue attributable to money market assets decreased for the first nine months of 2018 as compared to the same period in 2017. Furthermore, Federated's revenue attributable to money market assets decreased as a result of a change in the mix of average money market assets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated's revenue concentration by investment strategy/fund:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Federated Strategic Value Dividend strategy[1]	13%	18%	15%	18%
Federated Kaufmann Mid-Cap Growth strategy[2]	10%	9%	10%	9%
1    Strategy includes Federated Funds and Separate Accounts.
2    Strategy includes Federated Funds.

A significant and prolonged decline in the AUM in either of these strategies/funds could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with these strategies/funds.

(c) Revenue Concentration by Intermediary

Approximately 12% and 13% of Federated's total revenue for the three- and nine-month periods ended September 30, 2018, respectively, and 16% for both the three- and nine-month periods ended September 30, 2017, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(7) Consolidation

The Consolidated Financial Statements include the accounts of Federated, which include Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in, and/or receivables from, these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $42.0 million and $27.4 million at September 30, 2018 and December 31, 2017, respectively.

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three and nine months ended September 30, 2018, Fee Waivers totaled $89.3 million and $264.9 million, respectively, of which $61.3 million and $178.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2017, Fee Waivers totaled $83.8 million and $259.2 million, respectively, of which $53.1 million and $166.7 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three and nine months ended September 30, 2018. There were no material contributions for the three and nine months ended September 30, 2017.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2018 and December 31, 2017.

(a) Consolidated Voting Rights Entities

Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. Consolidated VREs are reported on Federated's Consolidated Balance Sheets in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.

(b) Consolidated Variable Interest Entities

As of September 30, 2018 and December 31, 2017, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	September 30, 2018	December 31, 2017
Cash and Cash Equivalents	$0.0	$0.1
Investments—Consolidated Investment Companies	29.9	39.7
Receivables	0.7	1.0
Less: Liabilities	0.5	0.4
Less: Redeemable Noncontrolling Interest in Subsidiaries	19.7	27.7
Federated's Net Interest in Federated Fund VIEs	$10.4	$12.7

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds.

Federated did not newly consolidate or deconsolidate any VIEs during the nine months ended September 30, 2018.

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

At September 30, 2018, Federated did not have an investment in a non-consolidated VIE. Of the previously disclosed Receivables from all Federated Funds, $19.2 million and $2.3 million related to non-consolidated VIEs at September 30, 2018 and December 31, 2017, respectively, and represented Federated's maximum risk of loss from non-consolidated VIE Receivables. At December 31, 2017, Federated's investment and maximum risk of loss related to an investment in a non-consolidated VIE was $0.9 million (recorded in Investments—Affiliates and Other on the Consolidated Balance Sheets) and was entirely related to one Federated Fund. AUM for this non-consolidated Federated Fund totaled $55.8 million at December 31, 2017.

(8) Investments

At September 30, 2018 and December 31, 2017, Federated held investments in Separate Accounts of $6.4 million and $6.3 million, respectively, and investments in fluctuating-value Federated Funds of $2.0 million and $1.6 million, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated's investments held in Separate Accounts as of September 30, 2018 and December 31, 2017, were primarily composed of domestic debt securities ($3.0 million at the end of both periods) and stocks of large U.S. and international companies ($2.7 million and $2.6 million, respectively).

Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (7)). All investments held by these Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.

Federated's investments held by consolidated Federated Funds as of September 30, 2018 and December 31, 2017, were primarily composed of domestic and foreign debt securities ($29.6 million and $39.2 million, respectively) and stocks of small and medium-sized companies ($3.8 million at December 31, 2017).

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$606	$(437)	$(1,737)	$659
Realized Gains[1]	99	1,110	1,424	3,184
Realized Losses[1]	(623)	(66)	(1,521)	(765)
Net Gains (Losses) on Investments—Consolidated Investment Companies	82	607	(1,834)	3,078
Investments—Affiliates and Other
Unrealized Gains (Losses) Recognized on Securities Still Held	142	89	(64)	360
Net Realized Gains Recognized on Securities Sold[1]	37	971	162	3,025
Net Gains on Investments—Affiliates and Other	179	1,060	98	3,385
Gain (Loss) on Securities, net	$261	$1,667	$(1,736)	$6,463

1	Realized gains and losses are computed on a specific-identification basis.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
September 30, 2018
Financial Assets
Cash and Cash Equivalents	$116,943	$0	$0	$0	$116,943
Investments—Consolidated Investment Companies
Equity Securities	1,382	719	0	0	2,101
Debt Securities	0	29,636	0	0	29,636
Investments—Affiliates and Other
Equity Securities	5,092	0	39	288	5,419
Debt Securities	0	2,960	0	0	2,960
Other[1]	592	113	70	0	775
Total Financial Assets	$124,009	$33,428	$109	$288	$157,834

Total Financial Liabilities[2]	$7	$3,815	$734	$0	$4,556

December 31, 2017
Financial Assets
Cash and Cash Equivalents	$205,364	$0	$0	$110,900	$316,264
Investments—Consolidated Investment Companies
Equity Securities	5,424	746	0	0	6,170
Debt Securities	0	39,241	0	0	39,241
Investments—Affiliates and Other
Equity Securities	4,564	0	0	302	4,866
Debt Securities	0	2,997	0	0	2,997
Other[1]	123	357	760	0	1,240
Total Financial Assets	$215,475	$43,341	$760	$111,202	$370,778

Total Financial Liabilities[2]	$0	$0	$1,203	$0	$1,203

1
Amounts include restricted cash, structured trade finance loans held by Federated as well as futures contracts and/or foreign currency forward contracts held within certain consolidated Federated Funds.

2
Amounts include derivative liabilities, acquisition-related future contingent consideration liabilities as well as certain liabilities attributable to structured trade finance loans held by Federated and may include foreign currency forward contracts and/or futures contracts held within certain consolidated Federated Funds.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2018 or December 31, 2017.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $78.0 million and $311.0 million at September 30, 2018 and December 31, 2017, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market Federated Fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the December 31, 2017 table above.

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
Investments—Affiliates and Other—Debt Securities
Investments—Affiliates and Other—Debt Securities primarily represent domestic bonds held in Separate Accounts. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2018.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

On April 13, 2018, Federated entered into a foreign currency forward derivative financial instrument with Citi Bank, N.A. (Citi) under an existing International Swaps and Derivatives Association, Inc. Master Agreement dated June 9, 2010 (ISDA) in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition. This forward was not designated as a hedging instrument for accounting purposes. Under this forward transaction, Federated committed to purchase £250 million at an all-in forward rate of 1.43192 (which is comprised of a spot rate of 1.42522 plus forward points of 0.00670) for settlement on August 1, 2018.

On June 27, 2018, Federated entered into a second foreign currency forward transaction with Citi in which Federated committed to sell £250 million at an all-in forward rate of 1.31601 (which is comprised of a spot rate of 1.31400 plus forward points of 0.00201) for settlement on August 1, 2018. This forward was not designated as a hedging instrument for accounting purposes. This second forward allowed Federated to effectively close the initial forward to lock in the foreign exchange rate and amount due on August 1, 2018. The change in the spot rate and a reduction in the forward points resulted in a payment of $29.0 million to Citi on August 1, 2018 when both derivatives were settled. The $29.0 million change in fair value of these derivatives

Notes to the Consolidated Financial Statements (continued)
(unaudited)

was recorded as a nonoperating expense in Other, net on the Consolidated Statements of Income during the three-month period ended June 30, 2018.

(11) Debt

On June 5, 2017, Federated entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Second Amended and Restated Credit Agreement, which was dated June 24, 2014 and scheduled to mature on June 24, 2019 (Prior Credit Agreement). The Credit Agreement refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility which has an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). Federated had no borrowings under the previous revolving credit facility. The Credit Agreement does not include a term loan facility. On July 1, 2018, Federated entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the Hermes Acquisition. This amendment contains other customary conditions, representations, warranties and covenants.

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. As of September 30, 2018 and December 31, 2017, the amounts outstanding under the revolving credit facility were $160 million and $170 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 3.229% and 2.486% as of September 30, 2018 and December 31, 2017, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of September 30, 2018, Federated has $215 million available for borrowings.

The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the nine months ended September 30, 2018 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(12) Share-Based Compensation Plans

During the first nine months of 2018, Federated awarded 491,769 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

During 2017, Federated awarded 946,570 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 513,570 shares were awarded in connection with the aforementioned bonus program in 2017. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of September 30, 2018. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first nine months of 2018, Federated repurchased 1.1 million shares of its Class B common stock for $26.9 million, nearly all of which were repurchased in the open market. At September 30, 2018, 1.1 million shares remain available to be purchased under Federated's buyback program.

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator – Basic and Diluted
Net Income Attributable to Federated Investors, Inc.	$59,608	$56,439	$158,761	$159,531
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,835)	(2,220)	(6,741)	(6,342)
Total Net Income Attributable to Federated Common Stock[2]	$56,773	$54,219	$152,020	$153,189
Denominator
Basic Weighted-Average Federated Common Stock[2]	96,664	97,128	97,013	97,521
Dilutive Potential Shares from Stock Options	0	1	1	1
Diluted Weighted-Average Federated Common Stock[2]	96,664	97,129	97,014	97,522
Earnings Per Share
Net Income Attributable to Federated Common Stock – Basic and Diluted[2]	$0.59	$0.56	$1.57	$1.57

1
Net Income available to participating unvested restricted shareholders includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings attributable to Federated shareholders ($2.4 million and $6.3 million for the three and nine months ended September 30, 2018, respectively) and unvested shareholders of a nonpublic consolidated subsidiary beginning July 1, 2018.

2	Federated Common Stock excludes unvested restricted shares which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(15) Commitments and Contingencies

(a) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2018, management does not believe that a material loss related to any of these matters is reasonably possible.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2018, Federated does not believe that a material loss related to these claims is reasonably possible.
See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding risks related to claims asserted or threatened against Federated.

(16) Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly modified the federal tax code and, among other changes, reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. In addition, as a result of this rate change, Federated's 2017 results included a $70.4 million reduction to the income tax provision resulting from the revaluation of its net deferred tax liability. This represents a provisional estimate based on management's initial analysis and interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Department of Treasury (Treasury Department) and the potential for additional guidance from the SEC and/or the FASB, this estimate may be adjusted during 2018. As of September 30, 2018, management does not anticipate a material change to the estimate.
The Tax Act's international provisions regarding Global Intangible Low-Taxed Income (GILTI) and the Base Erosion Anti-Avoidance Tax (BEAT) are not expected to have a material impact on Federated's financial statements. However, this assessment is based on a preliminary review and analysis of these provisions and may change as Federated continues its evaluation of these highly complex rules, for which interpretive guidance is needed and expected. In addition, the Hermes Acquisition increases the potential impact of these U.S. international tax provisions.
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
(17) Subsequent Events

On October 25, 2018, the board of directors declared a $0.27 per share dividend to shareholders of record as of November 8, 2018 to be paid on November 15, 2018.
On October 25, 2018, pursuant to authority granted under Federated's Stock Incentive Plan (the Plan), Federated's compensation committee and board of directors approved a UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (UK Sub-Plan). The UK Sub-Plan supplements certain provisions of the Plan to allow awards of shares of restricted Federated Class B common stock, and other types of awards permitted under the Plan, to be granted to employees in the United Kingdom (UK). In connection with any award, payment representing dividends or interest or their equivalent may be made to participants. The UK Sub-Plan does not have a fixed expiration date but may be terminated by Federated's board of directors at any time. The compensation committee has full authority to make awards under the UK Sub-Plan, to determine the terms and conditions of such awards, and to interpret and make all other determinations affecting the UK Sub-Plan, subject to the provisions of the UK Sub-Plan and the Plan, and direction by Federated's board of directors. As determined by the compensation committee, among other terms, awards under the UK Sub-Plan may have a purchase price of $3.00 per share, have a five year cliff vesting schedule and be subject to certain vesting acceleration, forfeiture or malus and clawback provisions that may apply depending upon the circumstances surrounding a participant's termination of employment or the occurrence of certain other events. The compensation committee may delegate some or all of its authority and responsibility under the UK Sub-Plan consistent with the Plan. The compensation committee has delegated its full power and authority under the UK Sub-Plan to Federated's Chief Executive Officer with respect to all employees other than those subject to Section 16 of the Securities Exchange Act of 1934. Please refer to the description of the Plan set forth under "Summary of Stock Incentive Plan" in Federated's Information Statement, dated March 15, 2018, the Plan attached to such Information Statement, and the UK Sub-Plan attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. The Form of Restricted Stock Award Agreement for use in connection with awards under the UK Sub-Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.
On October 26, 2018, Federated entered into a second amendment to the Credit Agreement to clarify that a subsidiary created to be the general partner of a private fund, as well as the private fund, would not be required to execute a guarantee agreement to guarantee payment of all obligations incurred through the Credit Agreement. The Second Amendment to the Credit Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3.

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

General

Federated is one of the largest investment managers in the U.S. with $437.2 billion in managed assets as of September 30, 2018. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity products and strategies are higher than management-fee rates charged to fixed-income products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of revenue earned from managed assets in money market funds than revenue earned from managed assets in equity or fixed-income funds.
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

Business Developments

Business Combination

On July 2, 2018, Federated completed the Hermes Acquisition, effective as of July 1, 2018. See Note (4) to the Consolidated Financial Statements for additional information.

Current Regulatory Environment

Domestic
Certain rules and regulations adopted by the SEC, among other regulatory authorities, self-regulatory organizations or exchanges, have continued to become or are expected to become effective in 2018 or 2019. While increased regulation continues in 2018, the pace of new regulation slowed in late 2017 and 2018, with the possibility for deregulation continuing to exist. The rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
Through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017, U.S. regulators were instructed to take steps to reduce regulation and control regulatory costs. As a result, the possibility continues for repeal or modification of certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or the modification, or delay in the final implementation, of other laws, rules or regulations, as well as other deregulation. For example, the SEC reduced its 2017 regulatory agenda by about one-half and further streamlined its regulatory agenda in 2018.
The Treasury Department issued a report in October 2017 on asset management and insurance (Treasury Asset Management Report). In that report, the Treasury Department made various recommendations for deregulation of the asset management industry. Among other recommendations, the Treasury Department recommended amending rules to avoid dual SEC and Commodity Futures Trading Commission registration requirements for investment companies and to eliminate Dodd-Frank Act imposed stress testing requirements for investment advisors and investment companies in favor of stress testing requirements under Rule 2a-7 under the 1940 Act (Rule 2a-7). In a July 2018 report titled "A Financial System That Creates Economic Opportunities Nonbank Financials, Fintech, and Innovation," among other recommendations, the Treasury Department further recommended streamlining the regulatory environment to foster innovation across business models.
Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform and a hearing on that bill was held in the Senate in June 2018. For example, the proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance).
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
On December 11, 2015, the SEC proposed a rule that, if adopted as proposed, would increase the regulation of the use of derivatives by investment companies by imposing, among others, requirements to comply with portfolio leverage limitations, to segregate certain assets, and to establish a formalized derivatives risk management program. It is unclear if or when the derivatives rule will be finalized. While the proposed derivatives rule remains on the SEC's Spring 2018 regulatory agenda management does not expect this rule to be finalized until the fourth quarter of 2018 at the earliest, with an extended compliance period. Among other recommendations on derivatives regulation, the Treasury Asset Management Report recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule. Government regulatory policies, and the possibility for deregulation in the U.S., could further delay or result in modifications to this rule or result in this rule not being adopted.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

On April 18, 2018, the SEC issued three new proposals, including a proposed Regulation Best Interest, which would require broker/dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, and makes it clear that a broker/dealer may not put its financial interests ahead of the interests of a retail customer when making recommendations. Under Regulation Best Interest as proposed, a broker/dealer would discharge its duty to act in the best interests of a retail customer by complying with each of three specific obligations: (1) Disclosure to the retail customer of the key facts about its relationship with the customer, including material conflicts of interest; (2) Exercising reasonable diligence, care, skill, and prudence, to (a) understand the product; (b) have a reasonable basis to believe that the product is in the retail customer's best interest; and (c) have a reasonable basis to believe that a series of transactions is in the retail customer's best interest; and (3) Establishing, maintaining and enforcing policies and procedures reasonably designed to identify and then, at a minimum, to disclose and mitigate, or eliminate, material conflicts of interest arising from financial incentives, as well as at least disclosing other material conflicts of interest. In a companion release, the SEC proposed interpretations designed to reaffirm, and, in certain cases, clarify, the SEC's views on the fiduciary duty investment advisors owe to their clients under the Advisers Act. In another companion release, the SEC proposed Form CRS, which would be a short client or customer relationship summary disclosure intended to help address retail investor confusion about the nature of their relationships with investment professionals, and would supplement other more detailed disclosures required to be provided by advisors in Form ADV, Part 2A, and by brokers under Regulation Best Interest. The SEC also proposed to restrict certain broker/dealers and their financial professionals from using the terms "adviser" or "advisor" as part of their name or title with retail investors. Investment advisors and broker/dealers would also need to disclose their registration status with the SEC in certain retail investor communications. The public comment period on each proposing release ended on August 7, 2018.
Although the Department of Labor's rule imposing a modified fiduciary standard for retirement plan advisors (DOL Fiduciary Rule) has been vacated in its entirety, both the SEC and the investment management industry had already taken action or begun to make changes in light of the DOL Fiduciary Rule before it was vacated. For example, in response to questions raised in connection with the sale and distribution of mutual fund shares under the 1940 Act, the SEC issued guidance in late 2016 and early 2017 addressing mutual fund fee structures. That guidance permits sales load variation disclosure for multiple intermediaries and permits, subject to certain conditions being satisfied, broker/dealers, when acting as brokers, to charge a commission outside of the mutual fund for sales or distribution services on sales of mutual fund shares that do not have any front-end or contingent deferred sales loads or other asset-based sales charges (so called "clean shares"). Certain broker-dealers have eliminated commission-based compensation arrangements and made other conflict of interest and policy changes. Certain intermediaries also reduced the number of mutual funds offered on their platforms. It is uncertain whether, and to what degree, broker-dealers and other intermediaries will roll-back or continue the changes that were already implemented, or in the process of being implemented, in light of the DOL Fiduciary Rule being vacated, particularly given that the SEC's Regulation Best Interest, as proposed, appears to allow for more flexibility than the DOL Fiduciary Rule.
On October 13, 2016, the SEC adopted rules relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. The SEC later issued Investment Company Reporting Modernization Frequently Asked Questions, which were last updated on April 27, 2018. Among other requirements and changes, the reporting modernization rules require registered investment companies to make certain disclosures regarding securities lending activities and, using a standardized data format, require registered investment companies (other than money market funds) to report portfolio-wide and position-level holding data monthly on Form N-PORT, and registered investment companies (other than face-amount certificate companies) to report certain census-type information annually on Form N-CEN. The rules also require standardized and enhanced disclosure regarding derivatives in fund financial statements. The Federated Funds that are registered under the 1940 Act are required to report on Form N-PORT and Form N-CEN. In December 2017, in light of a cyber incident disclosed by the SEC in September 2017 and requests from industry participants, the SEC postponed the compliance date for filing Form N-PORT from June 1, 2018 to April 30, 2019. For larger fund complexes, such as Federated's, required information has to be compiled, maintained and made available to the SEC from and after June 1, 2018. The compliance date for Form N-CEN was June 1, 2018.
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
On June 28, 2018, the SEC issued adopted amendments to the public liquidity-related disclosure requirements for open-end mutual funds to assist in providing investors with accessible and useful information about the liquidity risk management practices of the funds in which they invest. Under the amendments, funds will be required to discuss in their annual or semi-annual shareholder reports the operation and effectiveness of their liquidity risk management program, replacing a pending requirement that funds publicly provide the aggregate liquidity classification profile of their portfolios on Form N-PORT. The amendments to Form N-PORT will provide funds the flexibility to split their portfolio holdings into more than one classification category in three specified circumstances when split reporting equally or more accurately reflects the liquidity of the investment or eases cost burdens. Under the amendments, Form N-PORT also will require that funds disclose their holdings of cash and cash equivalents not reported elsewhere on the Form. This rule became effective on September 10, 2018, with a compliance date for the Form N-PORT amendments being June 1, 2019, and a compliance date for the shareholder report disclosure requirements of December 1, 2019, for larger fund complexes.
The swing pricing rule, which will be effective on November 19, 2018, permits open-end investment companies (other than money market funds and ETFs) to use swing pricing to effectively pass on the costs resulting from shareholder purchase and redemption transactions to the transacting shareholders. The Treasury Asset Management Report encouraged further analysis of whether, and to what extent, swing pricing will be implemented by funds and recommended that particular focus should be placed on investor protection and whether funds are appropriately setting the amount of the swing factor as justified by relevant trading costs. Given government regulatory policies, and the possibility for deregulation in the U.S., it is uncertain whether aspects of the swing pricing rule will be delayed or modified prior to the effective date. As of September 30, 2018, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
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
On June 5, 2018, in light of the adoption of Rule 30e-3, the SEC also issued a request for public comment and additional data on the current processing fee framework intermediaries charge for forwarding fund materials, such as shareholder reports and prospectuses, to beneficial shareholders under current rules of the New York Stock Exchange and other self-regulatory organizations, to better understand the potential effects on funds and their investors. The public comment period ends on October 31, 2018.
On June 28, 2018, the SEC issued a proposed rule 6c-11 under the 1940 Act (Rule 6c-11) that would permit ETFs that satisfy certain conditions to operate without the expense and delay of obtaining an exemptive order. In that proposed rule, among other proposals, the SEC also proposed enhanced disclosure requirements to provide investors who purchase and sell ETF shares on the secondary market with additional information regarding ETF trading costs and amendments to Form N-CEN to require ETFs to report whether they rely on Rule 6c-11 and to report additional information to allow the SEC to confirm compliance with Rule 6c-11. The public comment period on the proposed rule ended on October 1, 2018.
On June 28, 2018, the SEC issued a final rule that requires the use of the Inline eXtensible Business Reporting Language (XBRL) format for the submission of operating company financial statement information and fund risk/return summary information and eliminates the 15 business day XBRL filing period for fund risk/return summaries and the requirement for operating companies and funds to post "Interactive Data Files" on their websites. The new rule became effective on September 17, 2018, and must be complied with by large mutual fund complexes beginning September 17, 2020 and for public companies such as Federated with respect to fiscal periods ending on or after June 15, 2019.
The SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment management companies and investment advisors. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, allocation of initial public offerings, allocation of portfolio security litigation proceeds, manager of managers arrangements, monitoring social network use, target date funds, the impact of the United Kingdom's (UK) vote to exit the European Union (EU) (known as "Brexit"), valuation practices, share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives, cybersecurity, side-by-side management of private funds, private placements, mutual fund waivers, direct and indirect custody of client assets by investment advisors, separately managed or wrap-fee accounts, performance reporting and excessive trading. The SEC staff also has announced that, among other areas of focus, cybersecurity, anti-money laundering, wrap fee programs, mutual funds and ETFs, disclosure of costs of investing and retirement products will be examination priorities in 2018. These investigations, actions and examinations have led, and may lead, to further regulation and scrutiny of the investment management industry. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosure in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. On October 26, 2017, Steven Peikin, co-director of the SEC's enforcement division, indicated that the SEC, while continuing to pursue tough enforcement in cases involving intentional wrongdoing that results in losses to investors, would drop the "broken windows" strategy of pursuing many enforcement actions over smaller enforcement issues, and may also pull back from trying to make some companies admit to wrongdoing as a condition of settling with the SEC in certain cases. Given government regulatory policies, the changes in SEC management, and the possibility for deregulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
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
The Financial Stability Oversight Council (FSOC) indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules. This prompted concerns that the FSOC may recommend new or heightened regulation for "non-bank financial companies" under Section 120 of the Dodd-Frank Act, which the Board of Governors of the Federal Reserve System have indicated can include open-end investment companies, such as money market funds and other mutual funds. The FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products, in favor of studying and evaluating the financial stability implications of the asset management sector. The FSOC has focused on potential risks arising from liquidity/redemptions and leverage, as well as securities lending, operational risks of service provider concentrations and resolvability and transition planning. The FSOC also continues to review and monitor SEC efforts on reporting modernization, liquidity management and derivatives. In September 2018, it was reported that Craig Phillips, counselor to Treasury Secretary Steven Mnuchin, announced that FSOC intends to publish more guidance later in 2018 on a shift from targeting specific non-bank financial companies for enhanced oversight to flagging activities across multiple firms. While the FSOC's focus appears to have shifted, it retains its authority to designate non-bank financial companies as systemically important financial institutions.
Efforts also continue to improve the transparency, and to seek to curtail certain authority, of the FSOC. For example, on February 28, 2017, the Republican Staff of the Committee on Financial Services, U.S. House of Representatives, issued a report entitled "The Arbitrary and Inconsistent FSOC Nonbank Designation Process." The report criticized the FSOC for not following its own rules and guidance relating to designations on systemically important non-bank financial institutions and for inconsistent and arbitrary analysis of companies. On March 28, 2017, ten U.S. Senators sent a letter to the Secretary of the Treasury criticizing the FSOC's process for designating systemically important non-bank financial institutions as lacking transparency and accountability, insufficiently tracking data, and not having a consistent methodology for determinations. In the letter, the 10 Senators expressed their support for ending the FSOC's "too big to fail" policy. On April 21, 2017, President Trump issued a Presidential Memorandum for the Secretary of the Treasury that, among other matters, directed him to consider whether the FSOC's processes for making determinations and designations are sufficiently transparent, provide adequate due process, adequately consider the costs of any determination or designation on the regulated entity, and are consistent with President Trump's Executive Order on core principles for regulating the U.S. financial system. On June 12, 2017, the Treasury Department issued a report in which it recommended, among other proposals, that Congress expand FSOC's authority to play a larger role in the coordination and direction of regulatory and supervisory policies, including by giving FSOC the authority to appoint a lead regulator on any issue on which multiple agencies may have conflicting and overlapping regulatory jurisdiction. On October 6, 2017, the Treasury Department issued a second report addressing banks and credit unions. In that report, it indicated that it would issue a separate report on its review of the process by which the FSOC determines that a non-bank financial company could pose a threat to the financial stability of the United States, subjecting such an entity to supervision by the Federal Reserve and enhanced prudential standards. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. On November 17, 2017, the Treasury issued a third report in which it made the following recommendations, among others, to enhance the analytical process, engagement, and transparency of FSOC's non-bank financial company designation process: (1) FSOC should revise its guidance to provide that it will assess the likelihood of a firm's material financial distress as part of its analysis; (2) FSOC should revise its guidance to provide that it will conduct a cost-benefit analysis as part of its process, and should only designate a company if the expected benefits to financial stability outweigh the costs of designation; (3) FSOC should enhance its communication with non-bank financial companies under review and their primary financial regulators; and (4) FSOC should provide a clear "off-ramp" to designated non-bank financial companies and adopt a more robust and transparent process for its annual reevaluations. At its April 12, 2018 and June 15, 2018 meetings, the FSOC discussed efforts underway to develop potential amendments to the FSOC's interpretative guidance on nonbank financial company designations in light of the November 17, 2017 Treasury report. On April 12, 2018, the Financial Stability Oversight Council Improvement Act, which was originally introduced in the U.S. House of Representatives on October 12, 2017 and subsequently approved, was referred to the Senate Committee on Banking, Housing, and Urban Affairs. The bill, if passed and signed into law, would amend the Financial Stability Act of 2010 to require the FSOC, in determining whether a nonbank financial company should be designated as systemically important and consequently supervised by the Federal Reserve Board and subject to prudential standards, to consider the appropriateness of imposing such standards as opposed to other forms of regulation to mitigate identified risks to U.S. financial stability. Specifically, in amending the procedural requirements applicable to the FSOC, the bill would require the FSOC to: (1) undertake certain procedures for initial evaluations; (2) provide an opportunity, during an annual reevaluation of such a determination by FSOC for a nonbank financial company, for the company to submit written materials to, and meet with, the FSOC in order to contest FSOC's determination; and (3) every five years, upon request by a nonbank financial

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

company, reevaluate such a determination by FSOC and hold a vote on whether to rescind FSOC's determination. Given the possibility of deregulation in the U.S., coupled with the efforts underway to improve the transparency and to seek to curtail certain authority of the FSOC, the degree to which actions by the FSOC can impact the investment management industry, including Federated, is uncertain.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While management believes that, as interest rates rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund, the degree of improvement to Federated's prime money market business can vary and is uncertain. While the DOL Fiduciary Rule has been vacated, the DOL Fiduciary Rule impacted, and may likely continue to impact, Federated's AUM, revenues and operating income. For example, while the extent to which broker-dealers and other intermediaries will roll-back actions taken to comply or to prepare to comply with the vacated DOL Fiduciary Rule is uncertain, if intermediaries continue to reduce the number of Federated Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management believes that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, and Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or effecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules, the 1940 Act and other applicable laws and regulations. Among other actions, Federated developed an educational website to assist clients with compliance with the DOL Fiduciary Rule (now vacated), increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares, which currently are not being offered, to 33 Federated Funds. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed income or balanced fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause changes in asset flows, levels and mix, as well as customer relationships.
Federated will continue to monitor Regulatory Developments as necessary, and may implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated's product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as further money market fund regulation or potential deregulation, new fiduciary rules and other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as other Regulatory Developments, have been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of September 30, 2018, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the potential for deregulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of September 30, 2018, given the potential for deregulation in the U.S. and the efforts underway to improve the transparency of, and to seek to curtail certain authority of, the FSOC, Federated also is unable to assess whether, or the degree to which, any of the Federated Funds, including money market funds, or any of its other products, could ultimately be designated a systemically important non-bank financial company by the FSOC. While the FSOC's authority is subject to scrutiny amidst the political uncertainty and regulatory environment in the U.S., in management's view, the issuance of final regulations pertaining to systemically important non-bank financial companies is, and any reforms ultimately put into effect would be, detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.

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
The UK voted to approve Brexit and exit the EU on June 23, 2016. Since that time, the Bank of England announced an extension of its quantitative easing program and the UK's credit rating was downgraded and concerns persist regarding the UK's credit given the uncertainty over the outcome of Brexit negotiations. In September 2017, the UK's credit rating was downgraded a second time based on the UK government's fiscal consolidation plans being increasingly in question and the UK's debt burden being expected to continue to rise, and its ratings outlook was changed to stable from negative. While UK financial markets have rebounded, with the formal Article 50(2) notice having been delivered, debate continues regarding the exit process, with Brexit negotiations between the UK and the EU continuing. On December 8, 2017, the EU and UK came to agreement in principle on the following separation issues, with the understanding that nothing will be final until all issues are agreed upon: (1) the health, welfare and other rights that EU citizens will have in the UK and such rights that UK citizens will have in the EU; (2) the amount of money the UK will be required to pay the EU for initiatives approved prior to the Brexit vote on June 23, 2016; and (3) issues relating to the border between Northern Ireland, when it is outside the EU, and the Republic of Ireland, which will be part of the EU (although the Northern Ireland border continues to be discussed). Additional issues include, among others, whether work and travel permit restrictions will be imposed and the ultimate impact Brexit will have on the UK economy and the EU. On March 23, 2018, EU leaders announced they have approved guidelines for negotiations on future relations with the UK. Specifically, EU leaders endorsed a transition period between March 2019 (when the UK is expected to exit the EU) and the end of 2020. During the transition, the UK will be able to negotiate, sign and ratify its own trade deals. Additionally, EU citizens arriving in the UK will enjoy the same rights and guarantees of those who arrive prior to Brexit. On July 9, 2018, UK Prime Minister Theresa May in a speech to Parliament set forth the UK's proposals relating to Brexit. The proposals contain the following components: (A) maintenance of a common rule book for industrial goods and agricultural products, other than common agricultural and fishery policies, but not services; (B) ensuring a fair trading environment through reciprocal commitments relating to state aid and cooperative arrangements between regulators on competition and maintaining high regulatory standards for the environment, climate change, social issues, employment, and consumer protection; (C) establishment of a joint institutional framework to provide for the consistent interpretation and application of UK-EU agreements in the UK and EU courts and appropriate resolution of disputes, including through the establishment of a joint committee of representatives from the UK and EU; and (D) developing a new business-friendly customs model and facilitated customs arrangement that operates as a combined customs territory and removes the need for customs checks and controls between the UK and EU. Under this arrangement, the UK would apply UK tariffs and trade policy for goods intended for the UK and the EU's tariffs and trade policy for goods intended for the EU. It is uncertain at this time whether the EU Parliament will accept all or portions of the UK's latest proposal. The resignations of the UK's Brexit Secretary, David Davis, and the UK's Foreign Secretary, Boris Johnson, after Prime Minister May set forth the UK's proposals raised questions regarding the proposals and they have been subject to criticism in the UK. The UK and EU continue discussions on the details of Brexit, including with respect to the Northern Ireland border and future relations. The EU is taking firm positions

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

on certain issues and EU representatives have indicated that the parts of the UK's proposals relating to trade will not work. It has been reported that UK and EU negotiators have agreed in principle to a backstop plan that would keep the UK in a customs union with the EU until a permanent trade deal can be agreed to avoid a hard border in Northern Ireland.
While UK and EU leaders are striving to reach agreement by late 2018, the process for agreeing and implementing the UK's withdrawal from the EU may go beyond March 29, 2019 and result in significant political and economic uncertainty, while the UK government and the European Commission negotiate the withdrawal agreement covering the terms of the UK's exit and its future relationship with the EU. See Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market (referred to as either a "Hard or Clean Brexit"), the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the implementation of a financial transactions tax (FTT). Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of September 30, 2018, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. Federated continues to expend internal and external resources on contingency planning for Brexit, but the uncertainly around the terms of the Brexit make such planning difficult. The Hermes Acquisition increases the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
On April 5, 2017, European Parliament passed EU money market fund reforms (Money Market Fund Regulation or MMFR), which went into force on July 21, 2017. The MMFR provides for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. The reforms became effective (i.e., must be complied with) in regards to new funds on July 21, 2018 and will be effective in regards to existing funds on January 21, 2019. Federated continues product-type analysis (e.g., whether certain CNAV funds should convert to LVNAV funds), compliance and other efforts utilizing both internal and external resources to prepare for MMFR. Federated also continues to engage with trade associations and appropriate regulators in connection with the MMFR as the European Securities Market Authority and the European Commission continue work on implementing the MMFR.
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
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, these discussions involve, among other topics, the scope, application and allocation of the FTT, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On October 10, 2016, the finance ministers of the 10 participating Member States agreed on a proposal for an FTT. Under this proposal, the FTT would be applied on Group of Ten (G10) shares (i.e., shares issued by issuers located in the G10 countries). In this case, the G10 countries include Austria, Belgium, France, Germany, Greece, Italy, Portugal, Slovakia, Slovenia and Spain. After a transition period, the FTT would be extended to all shares unless participating Member States decide otherwise. Under the proposal, a reduced minimum rate (80% of the normal tax rate) could be applied for market makers bound by a contract with a specific trading venue to carry out market making activities with regard to specific shares, irrespective of whether it is proprietary trading or market making. As proposed, when applicable to securities transactions, the FTT would be applied on the gross transaction amount. The FTT also would apply to all transactions involved in a transaction chain, except with respect to transactions by agents or clearing members when the agents and clearing members act as facilitators. If even two Member States decide not to participate, the FTT proposal cannot be finalized. On September 26, 2017, French President Emmanuel Macron recommended re-launching the FTT negotiations, proposing that all 28 Member

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

States adopt a form of FTT. EU Finance Ministers also have launched a review of how the Brexit negotiations would affect the implementation of an FTT. It was reported that a March 4, 2018 agreement between Angela Merkel's Christian Democratic Union and grand coalition partners, the Social Democratic Party, in Germany included a statement that the parties want to "conclude the introduction of a substantial financial transaction tax" in the EU. Discussions with respect to an EU FTT that would impose a 0.1% tax on equity and bond trades and a 0.01% tax on derivative transactions resumed at a meeting between the 10 Member States that was held in May 2018. The scope, application and allocation of the FTT continue to be discussed, although no formal action was taken as of September 30, 2018. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT.
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
On July 4, 2018, the Financial Conduct Authority (FCA) released near final rules extending the Senior Managers and Certification Regime (SMCR) to insurers and all other firms offering financial services in the UK. SMCR, which has applied to directors and senior managers of banks, building societies, credit unions and dual-regulated investment firms since March 2016, is a regime intended to increase accountability for senior personnel and key staff. The FCA designates certain Senior Management Functions and Certification Functions. Under SMCR, personnel conducting Senior Management Functions (Senior Manager) will need to be approved by the FCA and, those approved, will be listed in a Financial Services Register. Personnel that do not perform Senior Management Functions but whose role could cause significant harm to customers or the firm fall under the Certification Regime (Certification Staff). As such, firms are required to certify that such personnel are fit and proper to perform their roles. Both Senior Managers and Certification Staff must be identified and trained by December 9, 2019. Firms will have an additional twelve months to complete the certification process for Certification Staff. All staff (other than ancillary staff) will be subject to certain conduct rules set forth by the FCA.
Following up on earlier discussions, on September 19, 2018, the FCA and Bank of England (BoE) Prudential Regulation Authority sent a "Dear CEO" letter to banks and insurance companies regarding the transition from LIBOR by the end of 2021, and the BoE is encouraging all financial firms in the UK to consider the letter. The UK Risk Free Rate Working Group has chosen the Sterling Overnight Index Average as the replacement for LIBOR. The letter asks firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and seeks assurances that firms' senior managers and boards understand the risks associated with this transition and are taking appropriate action now so that firms can transition to alternative rates ahead of the end of 2021. Given the heavy reliance on LIBOR as a reference rate in the world markets, the U.S. and other countries have also worked to identify alternative reference rates in the event a transition away from LIBOR, in fact, proceeds.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Management continues to monitor and evaluate the potential impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit, the Final FSB Recommendations, the IOSCO consultation document or other initiatives also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows (including Federated's non-U.S. operations). Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European regulatory developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of September 30, 2018, Federated is unable to assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows until such regulatory developments become effective and are required to be complied with or an FTT is enacted. Federated also is unable to assess at this time whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increases the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2018	2017
By Asset Class
Equity	$84,143	$61,721	36%
Fixed-Income	65,369	52,701	24
Alternative / Private Markets[1]	18,621	407	NM
Multi-Asset	4,790	4,998	(4)
Total Long-Term Assets	172,923	119,827	44
Money Market	264,233	243,840	8
Total Managed Assets	$437,156	$363,667	20%

By Product Type
Funds:
Equity	$43,578	$32,637	34%
Fixed-Income	41,817	41,142	2
Alternative / Private Markets[1]	11,457	407	NM
Multi-Asset	4,585	4,769	(4)
Total Long-Term Assets	101,437	78,955	28
Money Market	182,966	177,865	3
Total Fund Assets	284,403	256,820	11
Separate Accounts:
Equity	40,565	29,084	39
Fixed-Income	23,552	11,559	104
Alternative / Private Markets	7,164	0	NM
Multi-Asset	205	229	(10)
Total Long-Term Assets	71,486	40,872	75
Money Market	81,267	65,975	23
Total Separate Account Assets	152,753	106,847	43
Total Managed Assets	$437,156	$363,667	20%

1	Alternative/Private Markets at September 30, 2018 includes $8.4 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2018	2017		2018	2017
By Asset Class
Equity	$84,262	$60,782	39%	$68,212	$59,627	14%
Fixed-Income	64,750	52,559	23	63,312	52,178	21
Alternative / Private Markets[1]	18,504	425	NM	6,393	456	NM
Multi-Asset	4,805	4,992	(4)	4,869	5,083	(4)
Total Long-Term Assets	172,321	118,758	45	142,786	117,344	22
Money Market	261,571	241,749	8	263,162	243,879	8
Total Average Managed Assets	$433,892	$360,507	20%	$405,948	$361,223	12%

By Product Type
Funds:
Equity	$43,473	$32,179	35%	$36,022	$31,938	13%
Fixed-Income	41,501	40,896	1	40,907	40,511	1
Alternative / Private Markets[1]	11,109	425	NM	3,928	456	NM
Multi-Asset	4,598	4,768	(4)	4,650	4,864	(4)
Total Long-Term Assets	100,681	78,268	29	85,507	77,769	10
Money Market	179,562	174,358	3	179,100	176,467	1
Total Average Fund Assets	280,243	252,626	11	264,607	254,236	4
Separate Accounts:
Equity	40,789	28,603	43	32,190	27,689	16
Fixed-Income	23,249	11,663	99	22,405	11,667	92
Alternative / Private Markets	7,395	0	NM	2,465	0	NM
Multi-Asset	207	224	(8)	219	219	0
Total Long-Term Assets	71,640	40,490	77	57,279	39,575	45
Money Market	82,009	67,391	22	84,062	67,412	25
Total Average Separate Account Assets	153,649	107,881	42	141,341	106,987	32
Total Average Managed Assets	$433,892	$360,507	20%	$405,948	$361,223	12%

1
Alternative/Private Markets for the three and nine months ended September 30, 2018 includes $8.2 billion and $2.7 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Equity Funds
Beginning Assets	$31,699	$32,064	$33,008	$30,816
Sales	2,447	1,144	5,763	3,943
Redemptions	(3,047)	(1,743)	(8,283)	(6,438)
Net Redemptions	(600)	(599)	(2,520)	(2,495)
Net Exchanges	(9)	(52)	65	(53)
Acquisition-Related	11,131	0	11,131	287
Market Gains and Losses[1]	1,357	1,224	1,894	4,082
Ending Assets	$43,578	$32,637	$43,578	$32,637

Equity Separate Accounts[2]
Beginning Assets	$26,274	$28,340	$29,808	$25,943
Sales[3]	1,310	1,426	3,918	5,188
Redemptions[3]	(2,241)	(1,335)	(7,341)	(5,148)
Net (Redemptions) Sales[3]	(931)	91	(3,423)	40
Net Exchanges	(2)	0	(1)	0
Acquisition-Related	13,569	0	13,569	0
Market Gains and Losses[1]	1,655	653	612	3,101
Ending Assets	$40,565	$29,084	$40,565	$29,084

Total Equity[2]
Beginning Assets	$57,973	$60,404	$62,816	$56,759
Sales[3]	3,757	2,570	9,681	9,131
Redemptions[3]	(5,288)	(3,078)	(15,624)	(11,586)
Net Redemptions[3]	(1,531)	(508)	(5,943)	(2,455)
Net Exchanges	(11)	(52)	64	(53)
Acquisition-Related	24,700	0	24,700	287
Market Gains and Losses[1]	3,012	1,877	2,506	7,183
Ending Assets	$84,143	$61,721	$84,143	$61,721

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	Includes separately managed accounts, institutional accounts, sub-advised funds and other managed products.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Fixed-Income Funds
Beginning Assets	$39,877	$40,808	$41,144	$39,434
Sales	3,878	3,424	11,817	11,124
Redemptions	(3,883)	(3,508)	(12,668)	(10,930)
Net (Redemptions) Sales	(5)	(84)	(851)	194
Net Exchanges	3	53	(77)	(17)
Acquisition-Related	1,565	0	1,565	148
Market Gains and Losses[1]	377	365	36	1,383
Ending Assets	$41,817	$41,142	$41,817	$41,142

Fixed-Income Separate Accounts[2]
Beginning Assets	$21,558	$11,628	$23,016	$11,880
Sales[3]	1,285	163	3,009	654
Redemptions[3]	(535)	(389)	(3,278)	(1,485)
Net Sales (Redemptions)[3]	750	(226)	(269)	(831)
Net Exchanges	(1)	0	(1)	(56)
Acquisition-Related	1,167	0	1,167	0
Market Gains and Losses[1]	78	157	(361)	566
Ending Assets	$23,552	$11,559	$23,552	$11,559

Total Fixed-Income[2]
Beginning Assets	$61,435	$52,436	$64,160	$51,314
Sales[3]	5,163	3,587	14,826	11,778
Redemptions[3]	(4,418)	(3,897)	(15,946)	(12,415)
Net Sales (Redemptions)[3]	745	(310)	(1,120)	(637)
Net Exchanges	2	53	(78)	(73)
Acquisition-Related	2,732	0	2,732	148
Market Gains and Losses[1]	455	522	(325)	1,949
Ending Assets	$65,369	$52,701	$65,369	$52,701

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	Includes separately managed accounts, institutional accounts, sub-advised funds and other managed products.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Alternative / Private Markets Funds
Beginning Assets	$292	$443	$366	$458
Sales	723	22	779	94
Redemptions	(270)	(49)	(381)	(177)
Net Sales (Redemptions)	453	(27)	398	(83)
Net Exchanges	(2)	1	(3)	58
Acquisition-Related[1]	10,823	0	10,823	0
Market Gains and Losses[2]	(109)	(10)	(127)	(26)
Ending Assets	$11,457	$407	$11,457	$407

Alternative / Private Markets Separate Accounts[3]
Beginning Assets	$0	$0	$0	$0
Sales[4]	34	0	34	0
Redemptions[4]	(404)	0	(404)	0
Net Redemptions[4]	(370)	0	(370)	0
Acquisition-Related	7,686	0	7,686	0
Market Gains and Losses[2]	(152)	0	(152)	0
Ending Assets	$7,164	$0	$7,164	$0

Total Alternative / Private Markets[3]
Beginning Assets	$292	$443	$366	$458
Sales[4]	757	22	813	94
Redemptions[4]	(674)	(49)	(785)	(177)
Net Sales (Redemptions)[4]	83	(27)	28	(83)
Net Exchanges	(2)	1	(3)	58
Acquisition-Related[1]	18,509	0	18,509	0
Market Gains and Losses[2]	(261)	(10)	(279)	(26)
Ending Assets	$18,621	$407	$18,621	$407

1
Acquisition-related for the three and nine months ended September 30, 2018 includes $8.4 billion of assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

3	Includes separately managed accounts, institutional accounts, sub-advised funds and other managed products.

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Multi-Asset Funds
Beginning Assets	$4,521	$4,790	$4,783	$4,957
Sales	120	109	374	368
Redemptions	(205)	(266)	(654)	(885)
Net Redemptions	(85)	(157)	(280)	(517)
Net Exchanges	4	(8)	2	(21)
Acquisition-Related	45	0	45	0
Market Gains and Losses[1]	100	144	35	350
Ending Assets	$4,585	$4,769	$4,585	$4,769

Multi-Asset Separate Accounts[2]
Beginning Assets	$209	$221	$231	$207
Sales[3]	0	1	0	3
Redemptions[3]	(6)	(8)	(21)	(24)
Net Redemptions[3]	(6)	(7)	(21)	(21)
Market Gains and Losses[1]	2	15	(5)	43
Ending Assets	$205	$229	$205	$229

Total Multi-Asset[2]
Beginning Assets	$4,730	$5,011	$5,014	$5,164
Sales[3]	120	110	374	371
Redemptions[3]	(211)	(274)	(675)	(909)
Net Redemptions[3]	(91)	(164)	(301)	(538)
Net Exchanges	4	(8)	2	(21)
Acquisition-Related	45	0	45	0
Market Gains and Losses[1]	102	159	30	393
Ending Assets	$4,790	$4,998	$4,790	$4,998

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	Includes separately managed accounts, institutional accounts, sub-advised funds and other managed products.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Total Fund Assets
Beginning Assets	$76,389	$78,105	$79,301	$75,665
Sales	7,168	4,699	18,733	15,529
Redemptions	(7,405)	(5,566)	(21,986)	(18,430)
Net Redemptions	(237)	(867)	(3,253)	(2,901)
Net Exchanges	(4)	(6)	(13)	(33)
Acquisition-Related[1]	23,564	0	23,564	435
Market Gains and Losses[2]	1,725	1,723	1,838	5,789
Ending Assets	$101,437	$78,955	$101,437	$78,955

Total Separate Accounts Assets[3]
Beginning Assets	$48,041	$40,189	$53,055	$38,030
Sales[4]	2,629	1,590	6,961	5,845
Redemptions[4]	(3,186)	(1,732)	(11,044)	(6,657)
Net Redemptions[4]	(557)	(142)	(4,083)	(812)
Net Exchanges	(3)	0	(2)	(56)
Acquisition-Related	22,422	0	22,422	0
Market Gains and Losses[2]	1,583	825	94	3,710
Ending Assets	$71,486	$40,872	$71,486	$40,872

Total Long-Term Assets[3]
Beginning Assets	$124,430	$118,294	$132,356	$113,695
Sales[4]	9,797	6,289	25,694	21,374
Redemptions[4]	(10,591)	(7,298)	(33,030)	(25,087)
Net Redemptions[4]	(794)	(1,009)	(7,336)	(3,713)
Net Exchanges	(7)	(6)	(15)	(89)
Acquisition-Related[1]	45,986	0	45,986	435
Market Gains and Losses[2]	3,308	2,548	1,932	9,499
Ending Assets	$172,923	$119,827	$172,923	$119,827

1
Acquisition-related for the three and nine months ended September 30, 2018 includes $8.4 billion of assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

3	Includes separately managed accounts, institutional accounts, sub-advised funds and other managed products.

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
By Asset Class
Money Market	65%	68%	37%	41%
Equity	17%	17%	42%	38%
Fixed-Income	16%	14%	16%	17%
Alternative / Private Markets	1%	0%	1%	0%
Multi-Asset	1%	1%	4%	4%
By Product Type
Funds:
Money Market	44%	49%	34%	38%
Equity	9%	9%	32%	30%
Fixed-Income	10%	11%	14%	15%
Alternative / Private Markets	1%	0%	0%	0%
Multi-Asset	1%	1%	4%	4%
Separate Accounts:
Money Market	21%	19%	3%	3%
Equity	8%	8%	10%	8%
Fixed-Income	6%	3%	2%	2%
Alternative / Private Markets	0%	0%	1%	0%
Multi-Asset	0%	0%	0%	0%

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

As of September 30, 2018, total managed assets increased 20% from September 30, 2017 primarily due to an increase in equity assets and alternative/private markets assets as a result of the Hermes Acquisition, and to a lesser extent, an increase in money market and fixed-income assets. Total average money market assets increased 8% for both the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Period-end money market assets increased 8% at September 30, 2018 as compared to September 30, 2017. Average equity assets increased 39% and 14% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Period-end equity assets increased 36% at September 30, 2018 as compared to September 30, 2017 primarily due to the Hermes Acquisition. Average fixed-income assets increased 23% and 21% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Period-end fixed-income assets increased 24% at September 30, 2018 as compared to September 30, 2017, primarily as a result of net sales in the fourth quarter of 2017. During the third quarter of 2018, worries over trade tensions gave way to stronger economic news, helping the equity markets post strong gains led by the S&P 500, which had its best quarter in nearly four years. All of the major equity indexes hit new highs during the three-month period but pulled back before quarter-end as a rally in big technology stocks faded. Driven by the Federal Reserve's continued move toward policy normalization, policymakers in September raised the target funds rate for the third time in 2018 and signaled a fourth move is likely in December. The bond market saw yields continue to trend higher across the yield curve over the same three-month period, with the shorter end rising proportionately faster than the longer end.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $30.3 million for the three-month period ended September 30, 2018 as compared to the same period in 2017 primarily due to $49.7 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018. This increase in revenue was partially offset by (1) a decrease of $8.6 million due to Consideration Payable to Customers now being recorded as a reduction of revenue effective January 1, 2018 as a result of the adoption of Topic 606 (under legacy guidance this amount would have been recorded as Distribution expense ($6.1 million) and Other expense ($2.5 million)) and (2) an increase in voluntary waivers for certain money market funds for competitive reasons ($5.0 million).

Revenue increased $3.8 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017 primarily due to (1) $49.7 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and (2) an increase of $5.9 million due to higher average equity assets. These increases in revenue were significantly offset by (1) a decrease of $25.5 million due to the adoption of Topic 606 as noted above (under legacy guidance this amount would have been recorded as Distribution expense ($19.0 million) and Other expense ($6.5 million)), (2) a decrease of $9.9 million due to a change in the mix of average money market assets and (3) a net decrease of $6.8 million due to a previously disclosed January 2017 change in a customer relationship and (4) an increase in voluntary waivers for certain money market funds for competitive reasons ($5.6 million).

See Note (2) to the Consolidated Financial Statements for additional information on the adoption of Topic 606.

For the nine-month period ended September 30, 2018 and 2017, Federated's ratio of revenue to average managed assets was 0.27% and 0.31%, respectively. The decrease in the rate was primarily related to a change in the mix of average money market assets (including the customer relationship change) and the reduction in revenue as a result of the adoption of Topic 606.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2018 increased $37.1 million as compared to the same period in 2017. Compensation and Related expense increased $30.6 million primarily related to Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018. Distribution expense decreased $12.7 million primarily due to a decrease of $7.0 million due to Consideration Payable to Customers now being recorded as a reduction of revenue effective January 1, 2018 as a result of the adoption of Topic 606 and a decrease of $6.3 million related to the mix of average money market fund assets. Professional Service Fees expense increased $6.6 million primarily related to an increase in costs associated with the Hermes Acquisition.

Total Operating Expenses for the nine-month period ended September 30, 2018 increased $12.2 million as compared to the same period in 2017. Compensation and Related expense increased $38.4 million primarily related to $27.6 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and an increase in incentive compensation of $10.4 million driven mainly by sales performance. Distribution expense decreased $48.3 million primarily due to a decrease of $24.1 million related to the mix of average money market fund assets and a decrease of $22.1 million due to the adoption of Topic 606 as noted above. Professional Service Fees expense increased $12.3 million primarily related to an increase in costs of $6.9 million associated with the Hermes Acquisition.

See Note (2) to the Consolidated Financial Statements for additional information on the adoption of Topic 606.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $36.1 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017. The decrease is primarily due to a $29.0 million loss, recorded in Other, net in the second quarter of 2018, related to two derivative financial instruments associated with the Hermes Acquisition (see Note (10) to the Consolidated Financial Statements for additional information). In addition, Gain (Loss) on Securities, net decreased $8.2 million due to (1) a $4.9 million decrease in the market value of investments held by consolidated investment companies and (2) a $3.3 million decrease due to fewer gains realized from the redemption of investments in the first nine months of 2018 as compared to the same period in 2017.
Income Taxes. The income tax provision was $21.7 million and $53.7 million for the three- and nine-month periods ended September 30, 2018, respectively, as compared to $33.8 million and $95.9 million for the same periods in 2017. The effective tax rate was 26.0% and 25.1% for the three- and nine-month periods ended September 30, 2018, respectively, as compared to 37.1% and 37.0% for the same periods in 2017. The decreases in the income tax provision and the effective tax rate were primarily due to the impact of the Tax Act.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Net Income Attributable to Federated Investors, Inc. Net income increased $3.2 million for the three-month period ended September 30, 2018 as compared to the same period in 2017, primarily as a result of the changes in revenues, expenses and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2018 increased $0.03 as compared to the same period of 2017 primarily due to increased net income.

Net income decreased $0.8 million for the nine-month period ended September 30, 2018 as compared to the same period in 2017, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2018 remained flat as compared to the same period in 2017.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2018, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $184.7 million as compared to $392.6 million at December 31, 2017. The change in liquid assets is discussed below.

At September 30, 2018, Federated's liquid assets included investments in certain Federated-sponsored money market and fluctuating-value funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its various types of investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and surrounding countries, and countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $17 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $86.4 million for the nine months ended September 30, 2018 as compared to $197.4 million for the same period in 2017. The decrease of $111.0 million was primarily due to (1) $107.5 million in cash paid for incentive compensation (approximately $92 million of which was paid to Hermes employees and funded by cash acquired in connection with the Hermes Acquisition) and (2) $29.0 million in cash paid to settle foreign currency forward transactions (see Note (10) to the Consolidated Financial Statements for additional information). These were partially offset by (1) a decrease in cash paid related to the $48.3 million decrease in distribution-related expenses previously discussed and (2) a decrease of $39.4 million in cash paid for taxes primarily due to the change in the tax rate enacted as part of the Tax Act.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2018, net cash used by investing activities was $163.4 million which primarily represented $344.3 million in cash paid for the Hermes Acquisition, net of cash acquired totaling $175.8 million.

Cash Used by Financing Activities. During the nine-month period ended September 30, 2018, net cash used by financing activities was $122.2 million. During the first nine months of 2018, Federated paid $79.8 million or $0.79 per share in dividends to holders of its common shares and $27.1 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (13) to the Consolidated Financial Statements for additional information). In addition, Federated paid $89.2 million in connection with its debt obligations (see Note (11) to the Consolidated Financial Statements for additional information). These payments were offset by $79.2 million borrowed from Federated's revolving credit facility used for general corporate purposes including cash payments related to the Hermes Acquisition (see Note (4) to the Consolidated Financial Statements for additional information).

Borrowings. In 2017, Federated entered into its Credit Agreement that refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility, which has an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. During the nine-month period ended September 30, 2018, Federated borrowed $79.2 million, of which $18.0 million funded a portion of the Hermes Acquisition and was fully repaid during the third quarter of 2018. During the nine-month periods ended September 30, 2018 and 2017, Federated made debt payments of $89.2 million

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

and $16.3 million, respectively. As of September 30, 2018, Federated has $215 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2018. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2018, the interest coverage ratio was 72 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2018, the leverage ratio was 0.4 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On October 25, 2018, the board of directors declared a $0.27 per share dividend to shareholders of record as of November 8, 2018 to be paid on November 15, 2018.

After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes on the Consolidated Balance Sheets that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's goodwill as of September 30, 2018.

Investments—Consolidated Investment Companies at September 30, 2018 decreased $13.7 million from December 31, 2017 primarily due to redemptions by third-party investors in one consolidated Federated Fund VIE.

Accrued Compensation and Benefits at September 30, 2018 increased $16.4 million from December 31, 2017 primarily due to the Hermes Acquisition and Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 ($35.7 million) as well as 2018 incentive compensation accruals recorded at September 30, 2018 ($50.8 million), partially offset by the 2017 accrued annual incentive compensation being paid in the first quarter of 2018 ($62.5 million).

There were no indicators of goodwill impairment as of September 30, 2018.

Legal Proceedings

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, there were no material changes to Federated's exposures to market risk that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2017.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Federated completed the Hermes Acquisition during the three months ended September 30, 2018. As such, the scope of Federated's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Hermes. Hermes represented approximately 13% and 12% of Federated's total and net assets, respectively, as of September 30, 2018 and approximately 16% and 11% of Federated's total revenue and net income, respectively, for the three months ended September 30, 2018. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of Federated's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at September 30, 2018.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

Federated's management and Audit Committee continue to believe that Federated's registered public accounting firm, Ernst & Young LLP (EY), has the ability to exercise objective and impartial judgment on all issues encompassed within EY's audit and review services. Federated previously disclosed in Part II, Item 1A of Federated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 that EY had informed Federated on July 18, 2018 of an independence matter arising from a pension trust of an EY non-U.S. affiliated entity that had previously made an investment in 2007 in a fund (Hermes Fund) managed by Hermes Alternative Investment Management Limited (HAIML), which is a wholly owned subsidiary of Hermes. On August 29, 2018, EY informed Federated that EY's non-U.S. affiliated entity's pension trust sold its entire interest in the Hermes Fund, effective August 29, 2018. Please see "Risks Related to Auditor Independence" in Item 1A of Federated's 2017 Annual Report for additional disclosure regarding the potential consequences of non-compliance with the independence requirements under the federal securities laws, which could include a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.

There are no material changes to the other risk factors included in Federated's 2017 Annual Report.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the third quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July	0	$0.00	0	1,356,899
August[2]	152,506	20.49	135,000	1,221,899
September[2]	124,476	22.11	115,000	1,106,899
Total	276,982	$21.22	250,000	1,106,899

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of September 30, 2018. See Note (13) to the Consolidated Financial Statements for additional information on this program.

2
In August and September of 2018, 17,506 and 9,476 shares, respectively, of restricted stock with a weighted-average price of $2.00 and $2.23 per share, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 5. Other Information

On October 25, 2018, pursuant to authority granted under the Plan, Federated's compensation committee and board of directors approved a UK Sub-Plan. The UK Sub-Plan supplements certain provisions of the Plan to allow awards of shares of restricted Federated Class B common stock, and other types of awards permitted under the Plan, to be granted to employees in the UK. In connection with any award, payment representing dividends or interest or their equivalent may be made to participants. The UK Sub-Plan does not have a fixed expiration date but may be terminated by Federated's board of directors at any time. The compensation committee has full authority to make awards under the UK Sub-Plan, to determine the terms and conditions of such awards, and to interpret and make all other determinations affecting the UK Sub-Plan, subject to the provisions of the UK Sub-Plan and the Plan, and direction by Federated's board of directors. As determined by the compensation committee, among other terms, awards under the UK Sub-Plan may have a purchase price of $3.00 per share, have a five year cliff vesting schedule and be subject to certain vesting acceleration, forfeiture or malus and clawback provisions that may apply depending upon the circumstances surrounding a participant's termination of employment or the occurrence of certain other events. The compensation committee may delegate some or all of its authority and responsibility under the UK Sub-Plan consistent with the Plan. The compensation committee has delegated its full power and authority under the UK Sub-Plan to Federated's Chief Executive Officer with respect to all employees other than those subject to Section 16 of the Securities Exchange Act of 1934. Please refer to the description of the Plan set forth under "Summary of Stock Incentive Plan" in Federated's Information Statement, dated March 15, 2018, the Plan attached to such Information Statement, and the UK Sub-Plan attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. The Form of Restricted Stock Award Agreement for use in connection with awards under the UK Sub-Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.
On October 26, 2018, Federated entered into a second amendment to the Credit Agreement to clarify that a subsidiary created to be the general partner of a private fund, as well as the private fund, would not be required to execute a guarantee agreement to guarantee payment of all obligations incurred through the Credit Agreement. The Second Amendment to the Credit Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (filed herewith)

Exhibit 10.2 – Form of Restricted Stock Award Agreement for UK Sub-Plan (filed herewith)

Exhibit 10.3 – Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 26, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement), the lenders (as defined in the Third Amended and Restated Credit Agreement), and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	October 30, 2018	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 30, 2018	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer