Form 10-K
period 2018-12-31
FEDERATED INVESTORS INC /PA/
filed 2019-02-22
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No  ☒

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

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $2.2 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 15, 2019, was 9,000 and 100,792,549, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2019 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries, including Hermes Fund Managers Limited (Hermes) beginning July 1, 2018 (collectively, Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels and mix; business mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers); when revenue is recognized; whether performance fees or carried interest will be earned; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; payment obligations pursuant to employment or incentive arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes, tax rates, deferred tax assets and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated, product and market performance and Federated's performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight, and possible deregulation by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various other items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly and impact Federated's business and results, including by changing Federated's asset flows, levels, and mix, and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I

ITEM 1 – BUSINESS
General
Federated Investors, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries, including Hermes Fund Managers Limited (Hermes) beginning July 1, 2018 (collectively, Federated), is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $459.9 billion in assets under management (AUM or managed assets) at December 31, 2018.
Federated operates in 1 operating segment, the investment management business. Federated sponsors, markets and provides investment-related services to various investment products, including sponsored investment companies and other funds (Federated Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets, as well as provides stewardship services to various companies. Federated's principal source of revenue is investment advisory fee income earned by various domestic and/or foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of the investment products. Domestic subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign subsidiaries are registered in the U.S and/or with foreign regulators.
Federated provides investment advisory services to 130 Federated Funds as of December 31, 2018. Federated markets these funds to banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including retail investors, corporations and retirement plans. As of December 31, 2018, the Federated Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), the Cayman Islands and Canada. Most of Federated's U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of the funds or Federated. In general, material amendments to such advisory agreements must be approved by the funds' shareholders. These advisory agreements are generally terminable upon 60 days' notice to the investment advisor. See Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements in Item 1A - Risk Factors for additional information on Federated's advisory agreements.
Of the 130 Federated Funds as of December 31, 2018, Federated's investment advisory subsidiaries managed 28 money market funds totaling $208.5 billion in AUM, 47 fixed-income funds with $40.5 billion in AUM, 38 equity funds with $36.6 billion in AUM, 11 alternative/private markets funds with $11.4 billion in AUM and 6 multi-asset funds with $3.9 billion in AUM.
As of December 31, 2018, Federated provided investment advisory services to $159.0 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated (or, in certain cases, after a 30 day, 60 day or similar notice period).
Certain Federated Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated for distribution services. These distribution plans are implemented through distribution agreements between Federated and the Federated Funds. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to these agreements, Federated acts as underwriter for the funds and distributes shares of the funds primarily through unaffiliated dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval by such directors or trustees annually as required under applicable law.
Federated also provides a broad range of services to support the operation and administration of the Federated Funds. These services, for which Federated receives fees pursuant to agreements with the Federated Funds, include administrative services and shareholder servicing.
On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a controlling interest in Hermes (Hermes Acquisition). As a result of the Hermes Acquisition, Federated now also provides stewardship services and industry-leading environmental, social and governance (ESG) integrated investment strategies. Through the stewardship services, Federated offers clients a range of solutions for engagement, advocacy, active ownership and impact and delivers effective engagement with the companies in which they invest. Federated integrates ESG factors into, or considers ESG factors in connection with, certain of its investment strategies and processes to seek long-term performance for its customers and clients.

Assets Under Management
Total AUM are composed of Federated Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2018 vs. 2017
dollars in millions	2018	2017
Equity	$72,497	$62,816	15%
Fixed-Income	63,158	64,160	(2)
Alternative / Private Markets[1]	18,318	366	NM
Multi-Asset	4,093	5,014	(18)
Total Long-Term Assets	158,066	132,356	19
Money Market	301,794	265,214	14
Total Managed Assets	$459,860	$397,570	16%

1	Alternative/Private Markets at December 31, 2018 includes $8.3 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

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

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
dollars in millions	2018	2017	2016
Equity	$70,680	$60,255	$53,492	17%	13%
Fixed-Income	63,454	55,204	51,161	15	8
Alternative / Private Markets[1]	9,397	441	650	NM	(32)
Multi-Asset	4,764	5,062	5,289	(6)	(4)
Total Long-Term Assets	148,295	120,962	110,592	23	9
Money Market	267,093	245,459	252,346	9	(3)
Total Average Managed Assets	$415,388	$366,421	$362,938	13%	1%

1
Alternative/Private Markets for the year ended December 31, 2018 includes $4.1 billion of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Changes in Federated's average asset mix year-over-year across both asset classes and product/strategy types have a direct impact on Federated's operating income. Asset mix impacts Federated's total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar. Generally, management-fee rates charged for advisory services provided to equity and multi-asset products and strategies are higher than management-fee rates charged to fixed-income and alternative/private markets products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
Revenue
Federated's revenues from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
dollars in thousands	2018	2017	2016
Investment Advisory Fees, net	$773,418	$731,670	$766,825	6%	(5)%
Administrative Service Fees, net	199,269	188,814	211,646	6	(11)
Other Service Fees, net	162,990	182,440	164,900	(11)	11
Total Revenue	$1,135,677	$1,102,924	$1,143,371	3%	(4)%

Investment Products and Strategies
Federated offers a wide range of products and strategies, including money market, equity, fixed-income, alternative/private markets and multi-asset investments. Federated's offerings include products and strategies that Federated expects to be in demand under a variety of economic and market conditions. Federated has structured its investment process to meet the requirements of fiduciaries and others who use Federated's suitable products and strategies to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated is one of the largest U.S. managers of money market assets, with $301.8 billion in AUM at December 31, 2018. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated began selling money market fund products to institutions in 1974. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2018, Federated managed money market assets across a wide range of categories: government ($203.5 billion); prime ($87.6 billion); and tax-free ($10.7 billion).
Federated's equity assets totaled $72.5 billion at December 31, 2018 and are managed across a wide range of categories including: value and income ($32.5 billion); international/global ($24.1 billion); growth ($13.2 billion); and blend ($2.7 billion).
Federated's fixed-income assets totaled $63.2 billion at December 31, 2018 and are managed across a wide range of categories including: multisector ($37.0 billion); high-yield ($10.1 billion); municipal ($5.1 billion); U.S. corporate ($4.9 billion); U.S. government ($3.0 billion); international/global ($2.2 billion); and mortgage-backed ($0.9 billion).
Federated's alternative/private markets and multi-asset investments totaled $18.3 billion and $4.1 billion, respectively, at December 31, 2018. Federated's alternative/private markets assets are managed across a wide range of categories including: real estate ($8.6 billion); private equity ($4.1 billion); infrastructure ($4.1 billion); and other alternative ($1.5 billion).
Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated's proprietary, independent investment research process is centered on the integration of several disciplines including: fundamental research and credit analysis; ESG integrated investment strategies; quantitative research models; style-consistent and disciplined portfolio construction and management; performance attribution; and trading.
See Note (5) to the Consolidated Financial Statements for information on revenue concentration risk.
Distribution Channels and Product Markets
Federated's distribution strategy is to provide investment management products and services to more than 9,500 institutions and intermediaries including banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated uses its trained sales force of nearly 250 representatives and managers backed by an experienced support staff to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.
Federated's investment products and strategies are distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2018 attributable to such markets are as follows: U.S. financial intermediary (64%); U.S. institutional (23%); and international (13%).
U.S. Financial Intermediary. Federated distributes its products and strategies in this market through a large, diversified group of over 2,500 national, regional and independent broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated's products to meet the needs of their customers, who are often retail investors. Federated offers a full range of products to these customers, including mutual funds, separate accounts and private funds. As of December 31, 2018, managed assets in the U.S. financial intermediary market included $215.7 billion in money market assets, $45.1 billion in equity assets, $32.2 billion in fixed-income assets, $3.2 billion in multi-asset and $0.3 billion in alternative/private markets assets.
U.S. Institutional. Federated offers its products and strategies to a wide variety of domestic institutional customers including government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated investment companies or other funds. As of December 31, 2018, managed assets in the U.S. institutional market included $76.8 billion in money market assets, $25.3 billion in fixed-income assets, $3.2 billion in equity assets and $0.8 billion in multi-asset.
International. Federated manages assets from institutional and financial intermediary customers outside the U.S. through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. The 2018 Hermes Acquisition expanded the distribution footprint of Federated outside of the U.S. As of December 31, 2018, managed assets in the international market included $24.2 billion in equity assets, $18.0 billion in alternative/private markets assets, $9.3 billion in money market assets and $5.7 billion in fixed-income assets.
Competition
As of December 31, 2018, Federated had $300.8 billion of Federated Fund AUM and $159.0 billion of Separate Account AUM. Of the Separate Account AUM, $21.9 billion related to SMAs.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute, at the end of 2018, there were over 8,000 open-end mutual funds and nearly 2,000 ETFs of varying sizes and investment objectives whose shares are currently being offered.
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
Regulatory Matters
Federated and its investment management business are subject to extensive regulation both in and outside the U.S. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Current Regulatory Environment - Domestic
While the pace of new regulation slowed in 2018, and the possibility for a similar pace in 2019 exists, the regulatory environment continues to evolve. While certain regulatory initiatives were abandoned or modified amidst calls for deregulation, the Securities and Exchange Commission (SEC), among other regulatory authorities, self-regulatory organizations or exchanges, continued to propose new rules and regulations in 2018 and will continue to do so going forward. Certain previously adopted rules and regulations also became effective in 2018 or will become effective in 2019. The rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
The calls for deregulation first began through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017. This was followed by a U.S. Department of the Treasury (Treasury Department) report on asset management and insurance in October of 2017 (Treasury Asset Management Report), in which the Treasury Department made various recommendations for deregulation of the asset management industry, including, among others, a recommendation to eliminate Dodd-Frank Act-imposed stress testing requirements for investment advisors and investment companies in favor of stress testing requirements under Rule 2a-7 under the 1940 Act (Rule 2a-7). Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform and a hearing on that bill was held in the Senate in June 2018, and efforts continue in Congress to get this legislation passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016.
The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows. Increased regulation and Regulatory Developments have required, and are expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and have caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and mix, customer relationships, revenues and operating income. Given the slowed pace of regulation and calls for deregulation, the degree of impact of Regulatory Developments can vary and is uncertain.
In the fourth quarter of 2018, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated. For example:

•
On December 19, 2018, the SEC proposed rule 12d1-4, and amendments, under the 1940 Act, designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements), and rescinded rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The SEC also proposed related amendments to rule 12d-1 under the 1940 Act and Form N-CEN. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. Specifically, proposed rule 12d1-4 would: (1) prohibit an acquiring fund, except one that is part of the same group of investment companies as the acquired fund or one that has a sub-advisor that acts as advisor to the acquired fund, from controlling an acquired fund and requires an applicable acquiring fund that holds more than 3% of an acquired fund's outstanding voting securities to vote those securities in a prescribed manner in order to minimize influence over the acquired fund; (2) prohibit an acquiring fund that acquires more than 3% of an acquired fund's outstanding voting securities from redeeming more than 3% of the acquired fund's total outstanding securities in any 30-day period; (3) impose conditions designed to prevent duplicative and excessive fees in fund of funds arrangements by requiring an evaluation of aggregate fees associated with the investment in the acquired fund and the complexity of the fund of funds arrangement; and (4) prohibit funds from creating three-tier fund of fund structures, except in certain limited circumstances. Rule 12d1-2, which is proposed to be rescinded, permits funds that primarily invest in funds within the same group of investment companies to invest in unaffiliated funds and certain non-fund assets. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ends 90 days after the proposed rule is published in the Federal Register. Federated is analyzing the potential impact that the proposed rule, if adopted as proposed, would have on Federated's fund of fund arrangements and relevant products and, as of December 31, 2018, Federated is unable to determine the impact on its business, results of operations, financial condition and/or cash flows.

•
On November 30, 2018, the SEC adopted a new rule under the 1933 Act to establish, subject to certain conditions, a non-exclusive safe harbor for an unaffiliated broker or dealer participating in a securities offering of a covered investment fund to publish or distribute a covered investment fund research report. The rule was first proposed by the SEC on May 23, 2018. Under the new rule, a broker-dealer's publication or distribution of research reports that satisfy the conditions in the rule would be deemed, for purposes of Sections 2(a)(10) and 5(c) of the 1933 Act, not to constitute an offer for sale or offer to sell a covered investment fund's securities. The new rule generally became effective on January 14, 2019.

Investment management industry participants, such as Federated, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following, which Federated previously described in greater detail in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018:

•
Three new SEC proposals were issued on April 18, 2018, including Regulation Best Interest, clarifications on an investment advisor's fiduciary duty and a short client or customer relationship summary report (Form CRS). In a December 6, 2018 speech, SEC Chairman Jay Clayton indicated that a key priority for the SEC in 2019 is to finalize Regulation Best Interest, which, if adopted as proposed, would require broker-dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities and to put the retail customer's interests ahead of the broker-dealer's interests when making recommendations. Moreover, until Regulation Best Interest is finalized, it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back or continue changes made prior to the Department of Labor's rule imposing a modified fiduciary standard for retirement plan advisors (DOL Fiduciary Rule) having been vacated in its entirety in mid-2018, such as eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It is also uncertain to what degree a final Regulation Best Interest may impact the types of products that intermediaries, such as broker-dealers, may offer to their customers, and to what degree, if any, such an impact may have on demand for Federated's products and services or how they are offered and sold.

•
An SEC request for comment was issued on June 5, 2018 seeking public input on enhancing mutual fund, ETF and other investment fund disclosures to improve the investor experience and help investors to make informed investment decisions.

Among other matters, it also solicits feedback on investor preferences for means of delivery and how to make better use of 21st century technology, including how to make disclosures more interactive and personalized. The public comment period ended on October 31, 2018.

•
Rule 30e-3 under the 1940 Act (Rule 30e-3), adopted by the SEC on June 6, 2018, creates an optional "notice and access" method for delivering shareholder reports through website posting in lieu of mailing. Subject to certain accessibility, quarterly holdings availability, formatting, notice, print upon request, and paper copy election conditions in the rule, the rule will allow funds to deliver their shareholder reports by making them publicly accessible on a website, free of charge, and sending investors a paper notice of each report's availability by mail. Federated intends to rely on Rule 30e-3 and the Federated Funds registered under the 1940 Act began including the required notice to shareholders in annual reports to fund shareholders and fund prospectuses beginning January 1, 2019.

•
In light of the adoption of Rule 30e-3, the SEC also issued on June 5, 2018, a request for public comment and additional data on the current processing fee framework intermediaries charge for forwarding fund materials, such as shareholder reports and prospectuses, to beneficial shareholders under current rules of the New York Stock Exchange (NYSE) and other self-regulatory organizations, to better understand the potential effects on funds and their investors. The public comment period ended on October 31, 2018.

•
The SEC adopted amendments on June 28, 2018 to the public liquidity-related disclosure requirements for open-end mutual funds to assist in providing investors with accessible and useful information about the liquidity risk management practices of the funds in which they invest. Under the amendments, funds will be required to discuss in their annual or semi-annual shareholder reports the operation and effectiveness of their liquidity risk management program, replacing a pending requirement that funds publicly provide the aggregate liquidity classification profile of their portfolios on Form N-PORT. This rule became effective on September 10, 2018, with a compliance date for the Form N-PORT amendments being June 1, 2019, and a compliance date for the shareholder report disclosure requirements of December 1, 2019, for larger fund complexes.

•
The SEC proposed rule 6c-11 under the 1940 Act (Rule 6c-11) on June 28, 2018, which would permit ETFs that satisfy certain conditions to operate without the expense and delay of obtaining an exemptive order, impose certain enhanced disclosure requirements regarding ETF trading costs, and amend Form N-CEN to require ETFs to report whether they rely on Rule 6c-11 and to report additional information to allow the SEC to confirm compliance with Rule 6c-11. The public comment period on the proposed rule ended on October 1, 2018.

•
The SEC issued on June 28, 2018, a final rule that requires, among other things, the use of the Inline eXtensible Business Reporting Language (iXBRL) format for the submission of operating company financial statement information and fund risk/return summary information. The new rule became effective on September 17, 2018, and must be complied with by large mutual fund complexes, such as the Federated Funds, beginning September 17, 2020, and for public companies, such as Federated, with respect to fiscal periods ending on or after June 15, 2019.

•
While the SEC's proposed derivatives rule, which was issued on December 11, 2015 and would increase the regulation of the use of derivatives by investment companies, remains on the SEC's 2019 regulatory agenda, the SEC is considering issuing a new proposed derivatives rule later in 2019, which signals that this proposed rule will be modified from the SEC's original proposal. Among other recommendations on derivatives regulation, the Treasury Asset Management Report recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule.

•
The SEC adopted rules on October 13, 2016 relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Under the reporting modernization rules, the Federated Funds that are registered under the 1940 Act were required to report on Form N-CEN beginning in June 2018. For larger fund complexes, such as Federated's, required information for Form N-PORT was required to be compiled, maintained and made available to the SEC from and after June 1, 2018 and filing of Form N-PORT will be required beginning April 30, 2019. Regarding the liquidity management rules, compliance with disclosure and certain other elements of the rules was required by June 1, 2017. Federated established its liquidity risk management program by December 1, 2018, as required for larger fund complexes. The rules' limitation of illiquid investments to 15% of net assets also took effect on December 1, 2018. The SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September 2017, and the implementation of the liquidity bucketing requirement until June 1, 2019. Based on comments from certain SEC Commissioners, industry participants, including Federated, requested that the SEC consider eliminating the bucketing requirements because, among other reasons, they are highly burdensome, defective and costly, and will not provide the SEC or fund managers with meaningful insights into fund liquidity during times of market stress or other intended benefits. As of December 31, 2018, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment management companies and investment advisors. The number of SEC examinations increased in 2018 by 10% over 2017, and the number of SEC enforcement actions against investment advisors and investment companies also increased in 2018 over 2017. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, the impact of the UK's vote to exit the European Union (EU) (known as "Brexit"), share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives and cybersecurity. The SEC staff focused on cybersecurity, anti-money laundering, wrap fee programs, mutual funds and ETFs, disclosure of costs of investing and retirement products as examination priorities in 2018, and has announced that it will focus on matters important to retail investors, compliance in registrants responsible for critical market infrastructure, digital assets, cyber security and anti-money laundering, among other matters, as examination priorities in 2019. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosures in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. On October 11, 2018, the SEC also adopted a Strategic Plan for Fiscal Years 2018-2022 that describes using the SEC's examination resources to bolster regulatory requirements and protect investors. These investigations, actions and examinations have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies, the changes in SEC management, and the possibility of a continuing slower pace for new regulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC also continued, and may continue, to affect investment management industry participants, including Federated. For example, the Financial Industry Regulatory Authority (FINRA) also has undertaken examinations, including, for example, a cybersecurity sweep examination, and various state legislatures or regulators have adopted or are beginning to adopt state-specific cybersecurity and/or privacy requirements that may apply, to varying degrees, in addition to federal regulation.
The activities of the Financial Stability Oversight Council (FSOC) also continue to be monitored by the investment management industry, including Federated. Since FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persisted that FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. While the FSOC has since moved away from potential systemically important financial institution designations of asset managers or investment products in favor of studying and evaluating the financial stability implications of the asset management sector, the FSOC continues to focus on risks facing the investment management industry, and review and monitor SEC efforts on reporting modernization, liquidity management and derivatives. In its 2018 Annual Report published on December 19, 2018, FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry. While its focus appears to have shifted, and while legislative and other efforts continue to improve its transparency and operation, the FSOC retains its authority to designate non-bank financial companies as systemically important financial institutions. Based on the foregoing, the degree to which actions by the FSOC can impact the investment management industry, including Federated, remains uncertain.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry, and at Federated, which impacted its AUM, revenues and operating income. Management continues to believe that, if interest rates continue to rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund. While 2018 did see a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return the asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels; therefore, the degree of improvement to Federated's prime money market business can vary and is uncertain.
The changes made in response to the DOL Fiduciary Rule, and the proposed Regulation Best Interest, if adopted as proposed, impacted, or likely may impact, Federated's AUM, revenues and operating income. For example, while the extent to which broker-dealers and other intermediaries will roll-back actions taken to comply or to prepare to comply with the vacated DOL Fiduciary Rule remains uncertain, if intermediaries continue to reduce the number of Federated Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, while Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules, the 1940 Act and other applicable laws and regulations. Among other actions, Federated developed an educational website to assist clients with compliance with the DOL Fiduciary Rule (now vacated), increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares, which currently are not being offered, to 33 Federated Funds. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause changes in asset flows, levels and mix, as well as customer relationships.
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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as other Regulatory Developments, have been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of December 31, 2018, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the possibility for a continuing slower pace for new regulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of December 31, 2018, while the FSOC's change in focus and continuing FSOC transparency efforts have reduced the possibility of any Federated products being designated a systemically important non-bank financial company by the FSOC, in management's view any such designation, the issuance of final regulations pertaining to systemically important non-bank financial companies, and any reforms ultimately put into effect would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
With UK Parliament rejecting Prime Minister Theresa May's proposed Brexit withdrawal agreement on January 15, 2019, the Prime Minister is continuing negotiations with the EU Parliament to avoid the possibility of Brexit occurring on March 29, 2019, without a withdrawal agreement governing the UK's separation from the EU (a so called "hard Brexit"). As negotiations continue, concerns continue regarding the value of the British Pound Sterling, the UK's credit rating, the impact on the financial markets, and the legal and regulatory impact of a hard Brexit, including, among other potential impacts, on the ability of investment management industry participants to offer and sell UK-based products in the EU and EU-based products in the UK.
Among other terms, the proposed withdrawal agreement rejected by the UK Parliament contained the following components: (A) maintaining a common rule book for industrial goods and agricultural products, other than common agricultural and fishery policies, but not services; (B) ensuring a fair trading environment through reciprocal commitments relating to state aid and cooperative arrangements between regulators on competition and maintaining high regulatory standards for the environment, climate change, social issues, employment, and consumer protection; (C) establishing a joint institutional framework to provide for the consistent interpretation and application of UK-EU agreements in the UK and EU courts and appropriate resolution of disputes, including through the establishment of a joint committee of representatives from the UK and EU; and (D) developing a new business-friendly customs model and facilitated customs arrangement that operates as a combined customs territory and removes the need for customs checks and controls between the UK and EU. Under this arrangement, the UK would have applied UK tariffs and trade policy for goods intended for the UK and the EU's tariffs and trade policy for goods intended for the EU. The proposed withdrawal agreement also included a backstop plan that would have kept the UK in a customs union with the EU until a permanent trade deal could be agreed upon to avoid a hard border in Northern Ireland.
Since the January 15, 2019 rejection of the proposed withdrawal agreement, Prime Minister Theresa May narrowly escaped a no confidence vote in UK Parliament on January 16, 2019. Debate has also continued in the UK Parliament. On January 21, 2019, the Prime Minister delivered a speech to UK Parliament in which she declined to support measures to avoid or delay Brexit, including conducting a new Brexit referendum vote or revoking the UK's Article 50 notice, indicated she would be more flexible in engaging UK Parliament on withdrawal agreement negotiations, and committed to seeking the strongest possible protections on workers' rights and the environment and to ensuring no hard border in Northern Ireland. On January 28, 2019, the UK Parliament voted on seven amendments to the proposed withdrawal agreement: (1) an amendment to avoid a no deal Brexit and to seek a form of customs union (defeated); (2) an amendment that would extend Article 50 to the end of 2019 if a deal was not secured by late February 2019 (defeated); (3) an amendment to allow UK Parliament to take control in creating a series of indicative votes (defeated); (4) an amendment indicating that the UK would not leave the EU without a deal (passed, but it is only advisory and does not have legislative force); (5) an amendment to seek a two year extension of Article 50 if there is not a deal in place by February 26, 2019 (defeated); (6) an amendment to replace the backstop with alternative arrangements to avoid a hard border in Northern Ireland (passed); and (7) an amendment calling for an extension of Article 50 and removing a no deal Brexit as an option (defeated). With the passing of two amendments by the UK Parliament, Prime Minister Theresa May indicated that she would return to Brussels to continue negotiations with the European Commission. Promptly after the UK Parliament's vote on the amendments, a spokesman from the EU released a statement indicating that the withdrawal agreement is not open for renegotiation. It is uncertain to what degree EU Parliament will change its position and be receptive to renegotiating the proposed withdrawal agreement.
Given the uncertainty surrounding whether a withdrawal agreement can be reached, the process for agreeing and implementing the UK's withdrawal from the EU may result in a hard Brexit or a compromised withdrawal agreement by March 29, 2019, or may extend beyond that date. As time passes without a withdrawal agreement in place, significant political, economic, legal and regulatory uncertainty is likely to continue to increase. See Item 1A - Risk Factors for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market in connection with a hard Brexit, the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the implementation of a financial transactions tax (FTT). Despite the disagreement on the withdrawal agreement, UK and EU regulators are beginning to take steps to address the uncertainty created by a potential hard Brexit. For example, the UK Financial Conduct Authority (FCA), the European Securities and Markets Authority (ESMA), and other EU regulators have agreed to two Memoranda of Understanding (MoUs) that cover cooperation and exchange of information in the event the UK leaves the EU without a withdrawal agreement and an implementation period. Specifically, the MoUs are multilateral MoUs, one with the EU and European Economic Area (EEA) National Competent Authorities (NCAs) covering supervisory cooperation, enforcement and information exchange; and one with ESMA covering supervision of Credit Rating Agencies and Trade Repositories. The FCA also is implementing a temporary permissions regime that, if a hard Brexit occurs, will allow EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and will allow EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for a limited period, while they seek full FCA authorization. EU governments, such as France, the Netherlands and Italy, also are beginning to adopt similar temporary permission regimes or other laws to permit UK products to be sold for a period of time in their countries in the event of a hard Brexit. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of December 31, 2018, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. Federated continues to expend internal and external resources on contingency planning for Brexit, but the uncertainty around the terms of the UK's withdrawal from the EU make such planning difficult. For example, Hermes organized a subsidiary based in Dublin, Ireland, and established offices in Germany and Denmark, as part of Brexit contingency planning for its business. The Hermes Acquisition increases the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
The EU Securitization Regulation became applicable on January 1, 2019 for originators, sponsors, lenders, securitization special purpose entities, and institutional investors, including, among others, UCITs funds, alternative investment fund managers and investment firms. Among other requirements, this regulation establishes requirements for due diligence, risk retention and transparency of disclosures for those involved in securitization transactions. For example, the regulation requires investors to conduct due diligence, and to maintain written policies on due diligence and monitoring. The EU also will insist on investors only investing in products where the originator, lender or sponsor maintains at least a 5% retention in the product, even if another country (such as the U.S.) removes their requirement for a 5% risk retention. The regulation also requires the performance of stress tests on cash flows and collateral values or, in the absence of stress testing, testing based on assumptions having regard to the nature, scale and complexity of risk positions. The regulation also requires internal reporting to a relevant management body so that such management body is aware of material risks and can ensure that they are appropriately managed. Finally, under the regulation, the originators, sponsors or lenders involved with a securitized product have to agree amongst themselves to publish information that will be publicly available via repositories that will enable investors to more easily conduct due diligence when investing in securitized products.
The European Commission has issued four legislative proposals relating to its Action Plan on Sustainable Finance, and a further Action Plan, including a timetable for all actions, is expected to be issued in the second quarter of 2019. The legislation addresses, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks, and amendments to the Markets in Financial Instruments Directive (MiFID II) to provide consistency and clarity for institutional investors integrating environmental, social and governance (ESG) factors into their investment decision-making process. Federated is assessing the potential impact that Sustainable Finance proposals may have on its non-U.S. business (including Hermes), results of operations, financial condition and/or cash flows.
Investment management industry participants, such as Federated, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following, which Federated previously described in greater detail in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018:

•
On April 5, 2017, European Parliament passed EU money market fund reforms (Money Market Fund Regulation or MMFR). The MMFR provides for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard

VNAV funds. The reforms became effective (i.e., must be complied with) in regards to new funds on July 21, 2018 and became effective in regards to certain existing funds (including the Federated Funds in Ireland and the UK) on January 21, 2019. Federated utilized both internal and external resources to complete the conversion of two non-U.S. money market funds to LVNAV funds and two government non-U.S. money market funds to public debt CNAV funds, and otherwise began to comply with the MMFR, on January 11, 2019. Federated also continues to engage with trade associations and appropriate regulators in connection with the MMFR because the European Securities Market Authority and the European Commission continue work on implementing the MMFR and government CNAV and LVNAV fund reforms will be subject to a future review of their adequacy from a prudential and economic perspective by the European Commission in 2022.

•
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, these discussions continue to involve, among other topics, the scope, application and allocation of the FTT, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 3, 2018, Germany and France discussed with other EU Member States, including Austria, Belgium, Greece, Italy, Portugal, Slovakia, Slovenia and Spain, at a finance ministers' meeting in Brussels, a renewed proposal for a European FTT based on an existing French FTT on stock trades involving domestically issued shares by companies with a market capitalization over one billion euros. It has been reported that the Belgian Finance Minister indicated that the German-French initiative is a positive evolution in the discussions, and that the Austrian Finance Minister indicated that more information is needed to assess the proposal, that an FTT with the scope limited to domestically issued shares would not be a real FTT, and that the finance ministers will consider it as a possible alternative. This new German-French initiative is narrower than prior proposals for a European FTT, which involved a broader, more substantial FTT applicable to securities transactions, including derivatives. For example, prior proposals would have imposed a 0.1% tax on equity and bond trades and a 0.01% tax on derivative transactions. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT, but with the Brexit uncertainty, it is uncertain whether a UK FTT will be advanced in 2019.

•
On July 4, 2018, the FCA released near final rules extending the Senior Managers and Certification Regime (SMCR) to insurers and all other firms offering financial services in the UK, intended to increase accountability for senior personnel and key staff. The FCA designates certain "senior management functions" and "certification functions." Under the SMCR, personnel conducting senior management functions (called Senior Managers) will need to be approved by the FCA and, those approved, will be listed in a Financial Services Register. Personnel that do not perform senior management functions but whose role could cause significant harm to customers or the firm are considered to perform certification functions (called Certification Staff). As such, firms are required to certify that such personnel are fit and proper to perform their roles. Both Senior Managers and Certification Staff must be identified and trained by December 9, 2019. Firms will have an additional twelve months to complete the certification process for Certification Staff. All staff (other than ancillary staff) will be subject to certain conduct rules set forth by the FCA.

The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated. Building on consultations and other reports published in 2015 through 2018 regarding methodologies for identifying non-bank non-insurer global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, and recommend and implement regulatory reforms affecting, money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. For example, in its 4th Annual Report published on November 28, 2018, among other topics, the FSB stated that it continues to monitor and assess the growth and risks in non-bank intermediation, including, for example, liquidity, digitalization of finance (or financial technology), crypto-assets, and artificial intelligence, and that it will continue to promote cross-border cooperation amongst regulators. In November of 2018, IOSCO published an update on its principles for the regulation and supervision of commodity derivatives markets and a consultation paper on leverage. In the consultation paper, IOSCO outlined a proposed framework that could be used by regulators to calculate and analyze leverage in investment funds, and requested comments by February 1, 2019.
The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. The BOE continues to encourage firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and to seek assurances that firms' senior managers and boards understand the risks associated with this transition. Regulators in the U.S. and other countries also are working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured

Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee at the Federal Reserve Bank of New York. In a December 6, 2018 speech, SEC Chairman Jay Clayton discussed the transition from LIBOR, noting that the SEC is working with other regulators to monitor risks and work needs to be done to develop a SOFR term structure that will facilitate the transition. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address these effects and increase operating expenses.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the post-implementation impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit or FCA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit, also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to Federated's efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European Regulatory Developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of December 31, 2018, Federated is unable to assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increases the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.
Employees
At December 31, 2018, Federated employed 1,878 persons.

Executive Officers of Federated Investors, Inc.
The following section sets forth certain information regarding the executive officers of Federated as of February 22, 2019:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Investors, Inc.	69

Gordon J. Ceresino	Vice Chairman of Federated Investors, Inc. and President of Federated International Management Limited and Federated International Securities Corp.	61

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Investors, Inc. and President of FII Holdings, Inc.	60

John B. Fisher	Vice President and Director of Federated Investors, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	62

Peter J. Germain	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Federated Investors, Inc.	59

Eugene F. Maloney	Executive Vice President of Federated Investors, Inc. and Executive Vice President of Federated Investors Management Company	73

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Investors, Inc.	55

Saker A. Nusseibeh	Chief Executive Officer, Hermes Fund Managers Limited	57

Paul A. Uhlman	Vice President of Federated Investors, Inc. and President of Federated Securities Corp.	52

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Investors, Inc.	43

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
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated since 2007. He is President of Federated International Management Limited and Federated International Securities Corp. and Vice Chairman of Federated MDTA LLC, each of which are wholly owned subsidiaries of Federated. He serves as a director of Hermes Fund Managers Limited. Mr. Ceresino also serves as a director, trustee or President or Chief Executive Officer of certain other wholly owned subsidiaries of Federated involved in Federated's non-U.S. operations.
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He also serves as an Assistant Secretary of Federated and he is President of FII Holdings, Inc., a wholly owned subsidiary of Federated. He serves as a director of Hermes Fund Managers Limited. He also serves as a director, trustee or officer of various other Federated subsidiaries. He is also a director or trustee of six investment companies managed by subsidiaries of Federated. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, Chief Executive Officer, Chairman and director of Federated.
Mr. John B. Fisher has served as Vice President of Federated since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of these subsidiaries that are wholly owned by Federated. He serves as a director of Hermes Fund Managers Limited. He also serves as a director, trustee or officer of certain other Federated subsidiaries. He is President of three investment companies managed by subsidiaries of Federated. He is also director or trustee of 26 investment companies managed by subsidiaries of Federated. Prior to 2006, Mr. Fisher served as President of the Institutional Sales Division of Federated Securities Corp., a wholly owned subsidiary of Federated.
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
Mr. Saker A. Nusseibeh is Chief Executive Officer (CEO) of Hermes, a majority-owned subsidiary of Federated beginning July 1, 2018. He joined Hermes in 2009 and was appointed CEO of Hermes in May 2012, having served as acting CEO since November 2011. He formerly served as Global Head of Equities at Fortis Investments USA, having initially been appointed as Head of Global Equities in 2005. He also serves as a director of Hermes and as a director or officer of certain subsidiaries of Hermes.
Mr. Paul A. Uhlman has served as Vice President of Federated, and President and a director of Federated Securities Corp., a wholly owned subsidiary of Federated, since June 2016. He is also a director, trustee or officer of certain subsidiaries of Federated. As President of Federated Securities Corp., he is responsible for the marketing and sales efforts of Federated. He had previously served as a Vice President of Federated Securities Corp. since 1995, and most recently served as Executive Vice President of Federated Securities Corp. since 2010. Mr. Uhlman also held the position of National Sales Director, Institutional Sales, from 2007 through June 2016.
Mr. Stephen P. Van Meter has served as Vice President and Chief Compliance Officer of Federated since July 2015. Between October 2011 and July 2015, he served as Compliance Operating Officer at Federated. Between October 2007 and October 2011, he served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, Mr. Van Meter served as Senior Counsel in the SEC's Division of Enforcement.
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
Other Information
All references to the Notes to the Consolidated Financial Statements in this Form 10-K refer to those in Item 8 - Financial Statements and Supplementary Data (Consolidated Financial Statements). All other information required by this Item is contained in Item 6 - Selected Financial Data and Note (5) to the Consolidated Financial Statements.
All cross-references between Items in this 10-K are considered to be incorporated into the Item containing the cross-reference.

ITEM 1A – RISK FACTORS

As an investment manager, risk is an inherent part of Federated's business. U.S., UK and other global financial markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually occur, Federated's business, results of operations, financial condition and/or cash flows could be materially adversely affected. The risks described below are not the only risks involved in Federated's business. Additional risks not presently known to Federated or that Federated currently considers to be immaterial may also adversely affect its business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a meaningful or significant portion of Federated's total AUM or revenue may be attributable to one or more products or strategies, or asset classes, offered by Federated, or one or more clients or customer intermediaries with whom Federated has a relationship. See Note (5) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue. A significant and prolonged decline in the AUM of a strategy, asset class or fund with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds or accounts. Likewise, significant negative changes in Federated's relationship with a customer with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer. A significant change in Federated's investment management business or a significant reduction in AUM due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or additional prolonged periods of low short-term interest rates and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Low Short-Term Interest Rates. The Federal Open Market Committee of the Federal Reserve Board (FOMC) raised the federal funds target rate by 0.25% four times during 2018 to its current target range of 2.25%-2.50%, which was the ninth such interest rate increase since December 2015. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, beginning in the fourth quarter of 2008, Federated implemented voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
During periods of a low interest-rate environment, Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While increases in short-term interest rates generally have the effect of decreasing, and have decreased, these fee waivers for certain money market funds, the corresponding increases in yields and the resulting decrease in fee waivers are neither certain nor directly proportional. In addition, the level of waivers are dependent on several other factors including, but not limited to, yields on instruments available for purchase by, and changes in expenses of, the money market funds. In any given period, a combination of these factors impacts the amount of Voluntary Yield-related Fee Waivers. As an isolated variable, an increase in yields on instruments held by the money market funds would cause the pre-tax impact of fee waivers to decrease. Conversely, as an isolated variable, an increase in expenses of the money market funds would cause the pre-tax impact of fee waivers to increase.
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

The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2018	2017	2016
Revenue	$0.0	$(4.4)	$(87.8)
Less: Reduction in Distribution expense	0.0	3.6	65.8
Operating income	0.0	(0.8)	(22.0)
Less: Reduction in Noncontrolling interest	0.0	0.0	0.0
Pre-tax impact	$0.0	$(0.8)	$(22.0)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2017 as compared to 2016 due primarily to higher yields on instruments held by the money market funds. As previously mentioned, since late 2015, the FOMC increased the federal funds target rate range by 0.25% nine times. The interest rate increase in December 2017 eliminated the need to continue the Voluntary Yield-related Fee Waivers. See Potential Adverse Effects of Increased Competition in the Investment Management Business in this section for information on competitive waivers currently being implemented by Federated, other than the Voluntary Yield-related Fee Waivers discussed above.
The FOMC increased the federal funds target rate range by 0.25% in December 2015, December 2016, March, June and December 2017 and March, June, September and December 2018. There is no guarantee that the FOMC will continue to maintain the federal funds rate at its current level or continue to increase it. While the FOMC implied in its economic projections that it would continue to raise the federal funds target rate in a measured and gradual way, Federated is unable to predict when, or to what extent, the FOMC will maintain or further increase their target for the federal funds rate. Assuming asset levels and mix remain constant and based on recent market conditions, management estimates that Voluntary Yield-related Fee Waivers will remain at zero.
The actual amount of future fee waivers, if any, the resulting negative impact of any waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from prior years as they are contingent on a number of variables including, but not limited to, changes in asset levels and mix within the money market funds or among customer assets, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, the DOL, the FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties. The duration, level and impact of any future Voluntary Yield-related Fee Waivers, if any, as well as Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates could also have an adverse effect on Federated's revenue from money market, fixed-income, alternative/private markets and other products and strategies. The value of equity securities (such as dividend paying equity securities) also may rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-duration fixed-income products and strategies for cash management purposes may shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Rising interest rates also may impact demand for and cost to finance real estate and impact the value of real estate or returns on real estate and other alternative products and strategies. Among other potential adverse effects, rising interest rates may result in decreased liquidity and increased volatility in financial markets and could negatively impact the performance of Federated's products and strategies and Federated's revenue. Management cannot estimate the impact of rising interest rates (including, for example on Federated's revenue), but such impact could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market (including securities, real estate, credit and other markets) downturns, disruptions or other conditions (domestic or international) may cause volatility, illiquidity and other potential adverse effects in the financial markets and adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in Federated's investment products, strategies and services. Such economic or financial market downturns, disruptions or other conditions may include, for example, disruptions in the securities, real estate and credit markets, defaults or poor performance in certain sectors of the economy, unemployment, the commencement, continuation or ending of government policies and reforms (including those of new administrations or otherwise), stimulus programs and other market-related actions, changes in monetary policy, central bank activism through continued ownership, exchange, cancellation or issuance of debt or other means, increased regulation or a slower pace for new regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation or deflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions, increased trade tariffs and trade wars, economic or political weakness or military escalation or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the financial markets. For example, regarding currency abandonment and political instability, there is considerable and growing uncertainty as a result of Brexit, as to the arrangements that will apply to the UK's relationship with the EU and other countries leading up to, and following, the UK's withdrawal from the EU. This long-term uncertainty may affect other countries in the EU and elsewhere. The UK's departure from the EU also may cause volatility within the EU, triggering prolonged economic downturns in certain European countries or sparking additional Member States to depart, or contemplate departing, from the EU. In addition, Brexit creates the possibility of additional economic stresses for the UK, including potential decreased trade, difficulty in, or increased expenses relating to, marketing and selling UK funds and other financial products in the EU and EU funds and other financial products in the UK, capital outflows, devaluation of the British pound sterling, wider corporate bond spreads due to uncertainty, worker dislocation or restrictions, and declines in business and consumer spending as well as foreign direct investment. See Item 1- Business under the caption Regulatory Matters for additional information on Brexit. Each of the above factors, among others, may cause or contribute to economic or financial market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated's products and strategies may be adversely affected, potentially in a material way, by changes in U.S., UK, EU or other markets, downgrades of U.S., UK or other countries' credit ratings, the U.S. debt ceiling or other developments in the U.S., UK and other countries as well as by actual or potential deterioration in international sovereign, commodity or currency market conditions.
At December 31, 2018, Federated's liquid assets of $222.1 million included investments in certain money market and fluctuating-value Federated Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated and the money market and other fluctuating NAV funds managed or distributed by Federated also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that potential losses that may be realized as a result of these exposures will not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
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
Custody, depository and portfolio accounting services for the Federated Funds generally are outsourced to third-party financial institutions that are leading providers of such fund services. Accounting records for the Federated Funds are maintained by these service providers (or vendors). These service providers, or other service providers of Federated and its products or customers, could also be adversely affected by the adverse market conditions described above. It is not possible to predict with certainty the extent to which the services or products Federated receives from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated's ability to find a suitable replacement would not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business. Federated and its investment management business are (and any new business line commenced or acquired by Federated would be) subject to extensive regulation both in and outside the U.S. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, both domestically and abroad, including, but not limited to, the SEC, FINRA and the NYSE. From time to time, the federal securities laws have been or may be augmented or amended substantially. For example, among other measures, Federated and its products and strategies have been impacted by the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999. Federated and its domestic products (such as the Federated Funds) and strategies, and any non-U.S. products (such as non-U.S. Federated Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA), due to certain Federated Funds investing in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations or exchanges such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted other regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, as well as Federated's AUM, revenues and operating income, and may continue to do so. Federated's business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated's products are structured, distributed, provided or sold. Federated and its products and strategies also are affected by certain other laws and regulations governing banks and other financial institutions or intermediaries.
Federated's and its products' operations outside of the U.S. are subject to foreign laws and regulation, which are promulgated or amended from time to time, by foreign regulatory or other authorities, such as the UK FCA for London-based operations, the Central Bank of Ireland (CBI) for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, and Ontario (and certain other provincial) Securities Commission for Canadian operations. In addition to existing and potential future regulation, an FTT, particularly if enacted with broad application in the European Union, would be detrimental to Federated's business. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit or other initiatives also may increase volatility in the UK and EU and could be detrimental to Federated's business.
In addition, the Dodd-Frank Act provided for a systemic risk regulation regime under which it is possible that Federated, and/or any one or more of its products (such as the Federated Funds), could be subject to designation as a systemically important financial institution by the FSOC. Similarly, it is possible that the FSB could designate Federated, and/or one of its products (such as the non-U.S. Federated Funds), as a non-bank, non-insurance company global systemically important financial institution. Among other potential impacts, any such designation would result in Federated and/or its products being subject to additional banking regulation and bank-oriented measures, including, for example, capital and liquidity requirements, leverage limitations, enhanced public disclosures and risk management requirements, as well as oversight by the Governors or FSB, in addition to being subject to primary regulation by securities regulators such as the SEC, FCA and CBI.
As Federated's business grows (whether organically or through acquisition or whether through new products, strategies or services being offered or through growth of existing products, strategies and services, or otherwise), Federated's products, strategies and operations need to comply with applicable laws, rules, regulations, interpretations and government policies, which increases compliance risk and operating expenses, including the costs associated with compliance. Compliance risk and operating expenses also can increase when Federated expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies and services, enters new countries or markets, and/or financial products and other investments, as well as when markets and technology increase in complexity.
Regulators, such as the SEC, FCA and CBI, also have undertaken or may undertake examination, investigations, and/or enforcement actions involving investment management industry participants, such as Federated and its products. Federated expends internal and external resources to respond to examinations and investigations, and defend enforcement actions, which increases operating expenses, including professional fees and costs associated with compliance.
Management continues to monitor and evaluate the impact of Regulatory Developments discussed above (and in Item 1- Business under the caption Regulatory Matters) on Federated's business, results of operations, financial condition and/or cash flows. Among other potential impacts, these Regulatory Developments have increased, and may continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. These regulatory requirements and developments also have caused, and may continue to cause, certain product line-up, structure, pricing and product development changes, changes in the ability to utilize "soft dollars" to pay for certain research and brokerage services (rather than Federated paying for such services directly), money market, equity, fixed-income, alternative/private markets and multi-asset products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships. As examples, it became necessary for Hermes to establish offices in Ireland, Germany and Denmark, as Brexit may result in it becoming more difficult to passport products between the UK and EU Member States. In addition, certain money market funds or other products or strategies may become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues and operating income.
On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. The floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required by the 2014 Money Fund Rules and Guidance, effective October 14, 2016, resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While 2018 saw a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Management also believes that the designation of Federated and/or one or more products as a systemically important financial institution or a non-bank, non-insurance company global systemically important financial institution by the FSB, and/or the issuance of final regulations or reforms relating to such designations, would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Given the current regulatory environment and the potential for a slower pace for new regulation or future additional or modified regulation or guidance, Federated is unable to fully assess the degree of the impact of adopted or proposed regulations and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows.
Changes in laws, regulations, rules, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers (or vendors), customers and other third-parties with whom Federated, and its products (such as the Federated Funds), conduct business. For example, provisions of the Dodd-Frank Act or the proposed Regulation Best Interest, once finalized, may affect intermediaries' sale or use of Federated's products or strategies. Among other potential impacts, these changes are affecting, and may continue to affect, Federated's arrangements with these intermediaries, and may continue to increase fee pressure, reduce the number of Federated products and strategies offered by intermediaries, cause certain clients or intermediaries to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated's or such intermediaries' respective businesses. This resulted, and will likely continue to result, in Federated or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated or its products (including the Federated Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows.
For a further discussion of U.S. and international Regulatory Developments that can impact Federated and its business, products, strategies and services, see Item 1- Business under the caption Regulatory Matters.
Finally, Federated's business also has been, and will continue to be, impacted by the Tax Cuts and Jobs Act of 2017 (Tax Act), signed into law on December 22, 2017. See Note (16) to the Consolidated Financial Statements for additional information. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there could be a material adverse effect on Federated's tax liability and effective tax rate and, as a result, net income. Various investment products also may be impacted by tax changes, which could have an adverse effect on the products and Federated's business, results of operations, financial condition and/or cash flows.
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
Risk of Federated's Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 37% of Federated's total revenue for 2018 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated's retail and government/public debt money market funds, as well as its private and collective money market funds, seek to maintain a stable or constant NAV. Federated also offers non-U.S. low volatility money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund's net asset value falls outside of a twenty basis point collar. Although stable or constant NAV money market funds seek to maintain an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-place precision ($1.0000). Federated also offers a short-term variable NAV non-U.S. money market fund. It is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources, such as significant credit analysis and attention to security valuation in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e. stable or constant NAV) money market fund, or a low-volatility money market fund, will be able to preserve a stable or constant NAV in the future. Market conditions could lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory changes or developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated stable or constant NAV money market fund were to decline to less than $1.00 per share, such Federated money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows. It is also possible that, if an institutional prime or municipal (or tax-exempt) money market fund's, or variable NAV money market fund's or low-volatility money market fund's fluctuating NAV consistently or significantly declines to less than $1.0000 per share, such Federated money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows.
No Assurance of Access to Sufficient Liquidity. From time to time, Federated's operations may require more cash than is available from operations. In these circumstances, it may be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated equity or debt securities. Federated's ability to raise additional capital in the future will be affected by several factors including, for example, Federated's creditworthiness and the market value of Federated's common stock, as well as general market conditions. There can be no assurance that Federated will be able to obtain these funds and financing on acceptable terms, if at all, and, if Federated cannot obtain such funds, it could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. If a Federated Fund requires liquidity to meet shareholder redemptions or for other reasons, there also can be no assurance that such Federated Fund will be able to access any available line of credit, rely on inter-fund lending arrangements or access other sources of liquidity on acceptable terms, if any at all, and, if such a Federated Fund cannot obtain sufficient liquidity, it could have a material adverse effect on such Federated Fund, result in redemptions and a corresponding reduction in Federated's AUM and Federated's revenue, and Federated may decide to provide credit support to such Federated Fund. These factors could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Recruiting and Retaining Key Personnel. Federated's ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, portfolio managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated will be successful in its efforts to recruit or acquire, and motivate and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. Federated has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer accounts or relationships. Moreover, since certain of Federated's products and strategies, or customer relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies, or customer relationships, could have a disproportionate adverse impact, potentially in a material way, on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of investment products and strategies (such as mutual funds and Separate Accounts) and stewardship services with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, technological innovation, the type (e.g., passive versus actively managed, fund versus FDIC-insured deposits) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated has reduced, or may decide to further reduce, the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers. Increased competition also may require changes in Federated's business model or strategies to respond to competition from existing and new market innovations and competitors, which creates the risk that such changes will not be successful or Federated will not achieve its long-term strategic objectives. Such fee reductions, changes in business models or strategies, or other effects of competition, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Many of Federated's products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's managed assets, particularly money market, fixed-income and alternative/private markets assets, are held by institutional investors. If or when the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes or otherwise, Federated may be unable to retain or grow its share of this market and this could adversely affect Federated's future profitability and have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Certain of Federated's products and strategies also may be impact oriented and may not be suitable investments for certain fiduciary customers without obtaining appropriate consent. This may limit Federated's ability to market or grow assets in such products and this could adversely affect Federated's future profitability and affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.
A significant portion of Federated's revenue is derived from providing products (such as mutual funds) and strategies to the U.S. Financial Intermediary market, comprising over 2,500 national, regional and independent broker/dealers, banks and registered investment advisors. The future profitability of Federated will be adversely affected if it is unable to retain or grow its share of this market, and could also be adversely affected by consolidations in the banking and securities industries, as well as regulatory changes or developments impacting its customers.
Potential Adverse Effects of Changes in Federated's Distribution Channels. Federated acts as a wholesaler of investment products and strategies to financial intermediaries, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. Federated also sells investment products and strategies, and stewardship services, directly to corporations, institutions and other customers. There can be no assurance that Federated will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated products and strategies, that Federated's relationship with any one or more financial intermediaries or other customers will continue over time or on existing economic terms, or that Federated's sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in the distribution fee arrangements with one or more financial intermediaries, changes in customer relationships and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense, Federated has experienced increases in the cost of distribution as a percentage of total fund revenue from 34% in 2007 to 36% in 2017. Beginning in 2018, certain costs are now being recorded as a reduction of revenue as a result of the adoption of new accounting guidance (see Note (2) to the Consolidated Financial Statements). As a result, the cost of distribution as a percentage of total fund revenue was 25% for 2018. Federated expects such costs to continue to increase in total due to asset growth, and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated's operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets Under Management. A significant portion of Federated's revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity and multi-asset products and strategies than on fixed-income, alternative/private markets and money market products and strategies. Federated also may earn performance fees or carried interest on certain products and types of assets. Mutual fund and other fund products generally have a higher management-fee rate than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Consequently, significant fluctuations in the value of securities held by, or the level of redemptions from, the products (such as the Federated Funds) or strategies advised by Federated, and overall asset mix among products and strategies, may materially affect the amount of managed assets and thus Federated's revenue, profitability and growth. Similarly, changes in Federated's average asset mix across both asset and product or strategy types have a direct impact on Federated's revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds. A significant portion of Federated's managed assets are in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular product, strategy or asset class make it more difficult to trade efficiently in the market, can result in certain products, strategies, or asset classes being closed to new investment, which may result in redemptions or a reallocation of assets to other products, strategies or asset classes. Additionally, changing market conditions may cause a shift in Federated's asset mix towards money market and fixed-income products or strategies, and regulatory changes or developments may cause a shift between money fund products or from money market funds to other products. Each of the above factors may cause a decline in or otherwise affect, potentially in a material way, Federated's revenue and net income.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products and strategies. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain products. Conversely, poor performance, or the failure to meet product or strategy investment objectives and policies, tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. A product or strategy being, or becoming, an unsuitable product or strategy for a customer, whether due to changes in customer investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain products or strategies, failure to apply acceptable environmental, societal, or governance standards, sustainability or responsible investment may be considered, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues and non-operating income to Federated. Poor performance could, therefore, have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. Market conditions, such as volatility, illiquidity and rising interest rates, among other conditions, can adversely affect the performance of certain quantitative or other investment strategies or certain products, asset classes or sectors. The effects of poor performance on Federated could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated, or derivatives (including, for examples, hedges or forward contracts) or other financial transactions entered into by Federated, can result in investment or capital losses and also can materially adversely affect Federated's business, results of operations, financial condition and/or cash flows.
Operational Risks. Federated's products, business and operations are supported internally and through management of relationships, including, for example, outsourcing relationships with various third party service providers (or vendors), both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, inadequate, inefficient, inflexible, deficient or non-scalable technology, operating systems or other infrastructure, poor performance by internal resources or third party service providers, failure to appropriately supervise internal resources or third party service providers, business disruptions, inadequacies or breaches in Federated's, its products' or a service provider's internal control processes, unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal information and noncompliance with regulatory requirements, investment mandates and related investment parameters, or customer-imposed restrictions. As Federated's and its relevant service providers' businesses expand and require additional scalability, operational risk increases both domestically and internationally. There is a risk that changes in operational systems and business processes are not completed correctly, in a controlled manner, in a timely manner or in a manner that achieves intended results. Management relies on its employees, systems and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions, could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
No Assurance of Successful Acquisitions. Federated's business strategy contemplates seeking acquisition candidates, including acquisitions of other investment management companies and investment assets, both domestically and internationally. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for or consummating desired acquisitions, or successfully collaborating with acquired companies or integrating acquired companies or assets into Federated, or its products or strategies. There also can be no assurance that any such acquisitions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, or that any such acquisition, if consummated, will increase value or otherwise prove to be advantageous to Federated. On the other hand, successful collaboration with acquired companies or integration of acquired companies or assets may increase the value of such acquired companies or assets and result in increased contingent deferred payment or other payment obligations for Federated, which can affect Federated's business, results of operations, financial condition and/or cash flows.

Impairment Risk. At December 31, 2018, Federated had intangible assets including goodwill totaling $1.1 billion on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated's acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated's financial position and results of operations for the period.
Systems, Technology and Cybersecurity Risks. Federated utilizes software and related technologies throughout its business (both domestically and internationally) including, for example, both proprietary systems and those provided by outside service providers (or vendors). Service providers to, and customers of, Federated and its products, and third parties on which such service providers and customers rely, also utilize software and related technologies in their businesses. Federated continues to increase its investment in systems and technology, including externally hosted systems and technology, for investment management and trading operations, information and data management, disaster recovery, compliance and other areas of its business, and is exploring innovative technological solutions and products involving artificial intelligence and financial technology. Unanticipated issues could occur with any software, system or other technology and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, data or model imprecision, software or other technology malfunctions, human error, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on Federated's business (including, but not limited to, its reputation and business prospects), results of operations, financial condition and/or cash flows.
In addition, like other companies in the investment management industry and elsewhere, Federated's business relies on the security and reliability of information and communications technology, systems and networks. Federated uses digital technology, including, for example, networked systems, email and the Internet, to conduct business operations and engage clients, customers, employees, products, accounts, shareholders and relevant service providers, among others. The use of the Internet and other electronic media, computers and technology exposes Federated, its business, its products and strategies and services, customers, and relevant service providers, and their respective operations, to potential risks from frequent cybersecurity attacks, events or incidents (cyber incidents). For example, Federated and relevant service providers collect, maintain and transmit confidential, proprietary and non-public personal customer and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Federated, as well as its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies, and a cyber incident that impacts that information, or the generation and filing processes, may prevent required regulatory filings and reports from being made. Cyber incidents involving Federated's, or its products' or service providers', regulators or exchanges to which confidential, personally identifiable or other information is reported or filed also may result in unauthorized disclosure or compromise of, or access to, such information.
Cyber incidents can result from intentional (or deliberate) attacks or unintentional events by insiders or third parties, including cybercriminals, competitors, nation-states and "hacktivists," among others. Cyber incidents may include, for example, phishing, use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, and attacks (including, but not limited to, denial-of-service attacks on websites) which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information).
Like other companies, Federated has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2018, cyber incidents have not had a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Cyber incidents can affect, potentially in a material way, Federated's relationships with its customers, employees, products, accounts, shareholders and relevant service providers. A cyber incident may cause Federated, its business, products or services, employees, customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business, customer, employee or personal information, or intellectual property, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity laws and regulations and with protection, detection, remediation and corrective measures), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated's or its customers' assets are invested also could cause such investments to lose value. Any of these cyber incidents may become incrementally worse if they were to remain undetected for an extended period of time. The operating systems of Federated, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures which seek to ensure that such systems are protected from cyber incidents. Federated has established a committee to oversee Federated's information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated's Board of Directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other vendor management efforts, Federated also conducts due diligence on key service providers (or vendors) relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated's ability to prevent, detect or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated, and its relevant affiliates and products, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated's risk from cyber incidents also can increase as a result of expansion into new markets, domestic or international acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or "weaponized") by hackers. While Federated cannot predict the financial or reputational impact to its business resulting from any cyber incident, depending upon the nature, magnitude and severity of a cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows. The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, including, for example, technology, systems, skilled personnel and service providers (or vendors), as well as vendor management, have, and will continue to, increase Federated's operating expenses, and can adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Reputational Harm. Any material losses in customer (including shareholder) confidence in Federated, its products or strategies or in the mutual fund industry as a result of actual or potential regulatory proceedings or litigation, economic or financial market downturns or disruptions, material errors in public news reports, misconduct or unprofessional, unethical or illegal behavior, abuse of authority, a cyber incident, rumors on the Internet or other matters could increase redemptions from and/or reduce sales of Federated's products (such as the Federated Funds) and strategies and other investment management products and services and/or negatively impact Federated's brand, culture, trusted status, reputation and/or stock price. If such losses were to occur, it could have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. With increased focus from shareholders on sustainability, environmental, social, and governance matters by shareholders, any perceived deficiency in Federated's policies and practices on these matters may impact Federated's brand, reputation or stock price, as well as investor preference for Federated's securities, products, strategies and services, and, accordingly, adversely affect, potentially in a material way, Federated's stock price and business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated's revenues are derived from investment advisory agreements with Federated Funds (and to a lesser extent, sub-advised mutual funds) registered under the 1940 Act that, as required by law, are terminable upon 60 days' notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund's board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements may be approved by the mutual fund's directors or trustees and shareholders. A sale or other transfer of a sufficient number of shares of Federated's voting securities to transfer control of Federated could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and may adversely affect

Federated's ability to realize the value of these agreements. Federated's investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act are generally terminable upon notice to Federated (or, in certain cases, after a 30 day, 60 day or similar notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act also provide that consent is required from Federated's customers before the agreements may be assigned and an assignment, actual or constructive, also will trigger these consent requirements and may adversely affect Federated's ability to realize the value of these agreements. Regarding the investment advisory agreements with non-U.S. registered Federated Funds, shareholder notice or consent can be required if, after an investment advisory agreement is entered into, there are changes to fees, and such investment advisory agreements are generally terminable for any reason, without cause, after a 30-day to 90-day notice period. Customer consent to amend investment advisory agreements for non-U.S. Separate Accounts can be required for amendments to such agreements, and such agreements also are generally terminable for any reason, without cause, after a 30-day to 90-day notice period.
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
Potential Adverse Effects of Unpredictable Events or Consequences. Unpredictable events, such as a natural disaster, pandemic, war, terrorist attack or other business continuity event, or unexpected market, economic or political developments, could adversely impact Federated's, its customer's and their respective service providers' (or vendors') ability to conduct business. Unpredictable consequences, or side effects, of certain known or planned events, such as the planned phase-out of the LIBOR to SOFR, SONIA or another alternative interest rate expected to occur in 2021, also could adversely impact Federated's, its customer's, and their respective service provider's (or vendors') ability to conduct business. Such events or consequences could cause disruptions in economic conditions and financial markets, governmental processes, system interruption, loss of life, unavailability of personnel, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs. Among other effects, market disruptions and the other events can cause a decline in the value of investments and a decline in the value of Federated's AUM, which tends to result in lower revenue for Federated. There also may be times when industry databases or other third parties publish or distribute information regarding Federated, or its products or services (including Federated Fund asset levels), that may be inaccurate or incomplete, and there can be no assurance that a third-party will interpret or report information accurately. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which Federated, its products, customers' or service providers' are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address these effects and increase operating expense. As such, there can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports or consequences, would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
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

On June 20, 2016, the Division of Investment Management (Division) of the SEC issued a no-action letter under which an Accounting Firm can continue to serve as an independent registered public accountant for an audit client if certain conditions are met, including that a determination is made that the Accounting Firm's objectivity or judgment has not been impaired. In each case involving EY noted above, the relief provided under the June 20, 2016 no-action letter has been relied upon. The no-action letter states that the Division would not object to a relevant entity (such as an investment fund, its affiliates or its investment advisor or such investment advisor's affiliates) continuing to satisfy (and would not recommend enforcement action if such a relevant entity continues to satisfy) applicable regulatory requirements under the federal securities laws by using the audit services provided by an Accounting Firm that may not be in compliance with the Loan Rule, so long as the requisite conditions are satisfied. If a circumstance arises in which the relief provided by the no-action letter would not be available, Federated and EY would explore other appropriate actions. The no-action letter was initially effective for 18 months (or until December 20, 2017). On September 22, 2017, the Division extended the no-action letter past December 20, 2017 until amendments to the Loan Rule that are designed to address the concerns of the no-action letter are promulgated and become effective. As of December 31, 2018, the SEC proposed amendments to the Loan Rule, but final amendments to the Loan Rule have not been promulgated.
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
Among other sources of potential violations of the auditor independence requirements, Rule 2-01(c)(1)(i)(A) of Regulation S-X (Investment Rule) prohibits the Accounting Firm, or covered person professionals and their immediate family members, from having certain direct investments in audit clients and affiliated entities. Due to acquisitions that result in inadvertent investments in the auditing client or funds or other products that it or its affiliates manage, or other circumstances, an Accounting Firm may violate the Investment Rule and be required to timely and appropriately remedy such violation such that the audit client can make a determination that it continues to believe that the Accounting Firm has the ability to exercise objective and impartial judgment on all issues encompassed within the Accounting Firm's audit and review services. There can be no assurance that the circumstances of any particular case will allow Federated, as the Accounting Firm's audit client, to make such determination or that the Accounting Firm will otherwise be able to remain eligible to serve as the independent Accounting Firm to Federated.
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
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Federated and the Federated Funds can be subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil or otherwise) and other claims by its regulators (regulatory claims). Federated and the Federated Funds also can be subject to customer, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated's business grows (whether organically or through acquisition or whether through new products, strategies or services being offered or through growth of existing products, strategies and services, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, also can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, also can increase when Federated expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies and services, enters new countries or markets, and financial products and other investments, as well as when markets and technology increase in complexity. Federated has business-related claims asserted and threatened against it, and Federated and the Federated Funds are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated and the Federated Funds may be subject to business-related claims, and administrative, regulatory or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated cannot assess or predict whether, when or what types of business-related claims or regulatory claims (collectively, claims) may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated may be initially unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. In certain circumstances, insurance coverage may not be available or deductible amounts may not be exceeded, and Federated, the Federated Funds or Separate Accounts managed by Federated may have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated's business, products and services.
Federated's Status as a "Controlled Company." Federated has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Federated's Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated's President and Chief Executive Officer and Chairman of the Board, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated's Vice President, Treasurer and Chief Financial Officer and a director, and their mother, Rhodora J. Donahue. Accordingly, Federated qualifies as a "controlled company" under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated's board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated believes its dual-class structure is appropriate and benefits Federated's shareholders, and should be a factor taken into account by shareholders when investing in Federated, as a company with a dual-class structure, Federated may be excluded from certain financial indexes, which may result in decreased investments in Federated's Class B Common Stock and adversely affect Federated's stock price.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated leases space sufficient to meet its operating needs. Federated's operations are headquartered in Pittsburgh, Pennsylvania where it occupies approximately 259,000 square feet in the Federated Investors Tower. Federated leases approximately 94,000 square feet at the Keystone Summit Corporate Park location in Warrendale, Pennsylvania and an aggregate of approximately 17,000 square feet at other locations in the Pittsburgh area. Federated also leases office space in New York, New York, for Federated Global Investment Management Corp.; two locations in London, England for Hermes and Federated Investors (UK) LLP; two locations in Boston, Massachusetts, for Federated MDTA LLC and Hermes Fund Managers (North America) GP, Inc, a subsidiary of Hermes; in Rochester, New York, for Federated Clover Investment Advisors, a division of Federated Global Investment Management Corp.; in Wilmette, Illinois, for Federated International Securities Corp; and in Frankfurt, Germany, for Federated Asset Management GmbH and Hermes. Federated's leased office space is used for its investment management business.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (20) to the Consolidated Financial Statements.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Federated's Class B common stock is traded on the NYSE under the symbol FII. The following table summarizes quarterly dividends per common share for 2018 and 2017.

	March 31,	June 30,	September 30,	December 31,
2018	$0.25	$0.27	$0.27	$0.27
2017	$0.25	$0.25	$0.25	$0.25
The approximate number of beneficial shareholders of Federated's Class A and Class B common stock as of February 6, 2019, was 1 and 38,476, respectively. See Item 1A - Risk Factors under the caption Federated's Status as a "Controlled Company" for additional information on Federated's Class A common stock.

The following table summarizes stock repurchases under Federated's share repurchase program during the fourth quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October	0	$0.00	0	1,106,899
November	47,245	24.74	47,245	1,059,654
December[2]	48,053	21.11	40,253	1,019,401
Total	95,298	$22.91	87,498	1,019,401

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of December 31, 2018. See Note (15) to the Consolidated Financial Statements for additional information on this program.

2	In December 2018, 7,800 shares of Federated Class B restricted stock with weighted-average prices of $3.00 per share were repurchased as certain employees forfeited restricted stock.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated's securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following performance graph compares the total shareholder return of an investment in Federated's Class B Common Stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2018.
The graph assumes that the value of the investment in Federated's Class B Common Stock and each index was $100 on December 31, 2013. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2018, Federated is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Federated	$118.29	$106.12	$112.28	$148.36	$113.68
S&P MidCap 400 Index	$109.77	$107.38	$129.65	$150.71	$134.01
S&P 1500 Asset Management & Custody Banks Index	$109.58	$98.88	$109.72	$141.98	$106.29

ITEM 6 – SELECTED FINANCIAL DATA

The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated for the five years ended December 31, 2018 have been derived from Federated's audited Consolidated Financial Statements.

(in thousands, except per share data and managed assets)	2018	2017	2016	2015	2014
Statement of Income Data[1]
Total Revenue	$1,135,677	$1,102,924	$1,143,371	$926,609	$859,250
Operating Income	330,280	341,508	335,683	279,446	237,949
Net Income Including the Noncontrolling Interests in Subsidiaries[2,3]	222,299	294,901	221,514	171,986	149,822
Net Income Attributable to Federated Investors, Inc.[2,3]	220,297	291,341	208,919	169,807	149,236
Share Data Attributable to Federated Investors, Inc.
Earnings Per Share – Basic and Diluted[1,4]	$2.18	$2.87	$2.03	$1.62	$1.42
Cash Dividends Per Share[5]	$1.06	$1.00	$2.00	$1.00	$1.00
Weighted-average Shares Outstanding – Basic	96,949	97,411	99,116	100,475	100,721
Weighted-average Shares Outstanding – Diluted	96,949	97,412	99,117	100,477	100,723
Balance Sheet Data at Period End[1]
Intangible Assets, net and Goodwill	$1,149,247	$736,915	$733,137	$734,492	$733,847
Total Assets	1,543,683	1,231,410	1,155,107	1,187,203	1,140,519
Long-Term Debt[6]	135,000	170,000	165,750	191,250	216,750
Federated Investors, Inc. Shareholders' Equity[5]	857,121	761,215	594,826	647,816	609,494
Impact of Voluntary Yield-related Fee Waivers[7]
Revenue	$0	$(4,417)	$(87,872)	$(333,605)	$(410,553)
Less: Reduction in Distribution Expense	0	3,587	65,848	240,610	280,851
Operating Income	0	(830)	(22,024)	(92,995)	(129,702)
Less: Reduction in Noncontrolling Interest	0	0	0	7,114	10,699
Pre-tax Impact	0	(830)	(22,024)	(85,881)	(119,003)
Managed Assets[1] (in millions)
As of Period End	$459,860	$397,570	$365,908	$361,112	$362,905
Average for the Period	415,388	366,421	362,938	353,493	358,467

1	On July 2, 2018, Federated completed the Hermes Acquisition, effective as of July 1, 2018. See Note (3) to the Consolidated Financial Statements for additional information.

2
2018 includes a $29.0 million loss related to two derivative financial instruments associated with the Hermes Acquisition. See Note (8) to the Consolidated Financial Statements for additional information.

3	2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

4	2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

5	2016 includes a special dividend paid to shareholders of $1.00 per share or $102.2 million.

6
In 2014, Federated amended and restated the 2011 credit agreement to extend the term of the loan. In 2017, Federated amended and restated the 2014 credit agreement to refinance the revolving credit facility and term loan facility, replacing both with a single revolving credit facility. See Note (12) to the Consolidated Financial Statements for additional information.

7	See Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors, Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.
General
Federated is one of the largest investment managers in the U.S. with $459.9 billion in managed assets as of December 31, 2018. The majority of Federated's revenue is derived from advising the Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship services. For additional information on Federated's markets, see Item 1 - Business under the caption Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity and multi-asset products and strategies are higher than management-fee rates charged to fixed-income and alternative/private markets products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields on certain money market funds, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
The discussion and analysis of Federated's financial condition and results of operations are based on Federated's Consolidated Financial Statements. Management evaluates Federated's performance at the consolidated level. Therefore, Federated operates in 1 operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated's growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated's financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Business Developments

Business Combination

On July 2, 2018, Federated completed the Hermes Acquisition, effective as of July 1, 2018. See Note (3) to the Consolidated Financial Statements for additional information.
Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation both in and outside the U.S. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2018	2017	2018 vs. 2017
By Asset Class
Equity	$72,497	$62,816	15%
Fixed-Income	63,158	64,160	(2)
Alternative / Private Markets[1]	18,318	366	NM
Multi-Asset	4,093	5,014	(18)
Total Long-Term Assets	158,066	132,356	19
Money Market	301,794	265,214	14
Total Managed Assets	$459,860	$397,570	16%

By Product Type
Funds:
Equity	$36,584	$33,008	11%
Fixed-Income	40,490	41,144	(2)
Alternative / Private Markets[1]	11,365	366	NM
Multi-Asset	3,920	4,783	(18)
Total Long-Term Assets	92,359	79,301	16
Money Market	208,480	185,536	12
Total Fund Assets	300,839	264,837	14
Separate Accounts:
Equity	35,913	29,808	20
Fixed-Income	22,668	23,016	(2)
Alternative / Private Markets	6,953	0	0
Multi-Asset	173	231	(25)
Total Long-Term Assets	65,707	53,055	24
Money Market	93,314	79,678	17
Total Separate Account Assets	159,021	132,733	20
Total Managed Assets	$459,860	$397,570	16%

1	The balance at December 31, 2018 includes $8.3 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Average Managed Assets

in millions for the years ended December 31,	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
By Asset Class
Equity	$70,680	$60,255	$53,492	17%	13%
Fixed-Income	63,454	55,204	51,161	15	8
Alternative / Private Markets[1]	9,397	441	650	NM	(32)
Multi-Asset	4,764	5,062	5,289	(6)	(4)
Total Long-Term Assets	148,295	120,962	110,592	23	9
Money Market	267,093	245,459	252,346	9	(3)
Total Average Managed Assets	$415,388	$366,421	$362,938	13%	1%

By Product Type
Funds:
Equity	$36,984	$32,160	$30,105	15%	7%
Fixed-Income	40,952	40,676	38,772	1	5
Alternative / Private Markets[1]	5,784	441	650	NM	(32)
Multi-Asset	4,554	4,841	5,091	(6)	(5)
Total Long-Term Assets	88,274	78,118	74,618	13	5
Money Market	182,828	176,580	213,906	4	(17)
Total Average Fund Assets	271,102	254,698	288,524	6	(12)
Separate Accounts:
Equity	33,696	28,095	23,387	20	20
Fixed-Income	22,502	14,528	12,389	55	17
Alternative / Private Markets	3,613	0	0	0	0
Multi-Asset	210	221	198	(5)	12
Total Long-Term Assets	60,021	42,844	35,974	40	19
Money Market	84,265	68,879	38,440	22	79
Total Average Separate Account Assets	144,286	111,723	74,414	29	50
Total Average Managed Assets	$415,388	$366,421	$362,938	13%	1%

1	The average for the year ended December 31, 2018 includes $4.1 billion of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2018	2017
Equity Funds
Beginning Assets	$33,008	$30,816
Sales	8,408	5,169
Redemptions	(12,192)	(8,220)
Net Redemptions	(3,784)	(3,051)
Net Exchanges	(115)	(11)
Acquisition-Related	11,131	287
Market Gains and Losses[1]	(3,656)	4,967
Ending Assets	$36,584	$33,008
Equity Separate Accounts
Beginning Assets	$29,808	$25,943
Sales[2]	5,547	6,445
Redemptions[2]	(10,209)	(6,586)
Net Redemptions[2]	(4,662)	(141)
Net Exchanges	(1)	0
Acquisition-Related	13,569	0
Market Gains and Losses[1]	(2,801)	4,006
Ending Assets	$35,913	$29,808
Total Equity
Beginning Assets	$62,816	$56,759
Sales[2]	13,955	11,614
Redemptions[2]	(22,401)	(14,806)
Net Redemptions[2]	(8,446)	(3,192)
Net Exchanges	(116)	(11)
Acquisition-Related	24,700	287
Market Gains and Losses[1]	(6,457)	8,973
Ending Assets	$72,497	$62,816

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2018	2017
Fixed-Income Funds
Beginning Assets	$41,144	$39,434
Sales	16,594	14,799
Redemptions	(18,366)	(14,655)
Net (Redemptions) Sales	(1,772)	144
Net Exchanges	138	(67)
Acquisition-Related	1,565	148
Market Gains and Losses[1]	(585)	1,485
Ending Assets	$40,490	$41,144

Fixed-Income Separate Accounts
Beginning Assets	$23,016	$11,880
Sales[2]	3,562	12,750
Redemptions[2]	(5,004)	(2,377)
Net (Redemptions) Sales[2]	(1,442)	10,373
Net Exchanges	(2)	(56)
Acquisition-Related	1,167	0
Market Gains and Losses[1]	(71)	819
Ending Assets	$22,668	$23,016

Total Fixed-Income
Beginning Assets	$64,160	$51,314
Sales[2]	20,156	27,549
Redemptions[2]	(23,370)	(17,032)
Net (Redemptions) Sales[2]	(3,214)	10,517
Net Exchanges	136	(123)
Acquisition-Related	2,732	148
Market Gains and Losses[1]	(656)	2,304
Ending Assets	$63,158	$64,160

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2018	2017
Alternative / Private Markets Funds[1]
Beginning Assets	$366	$458
Sales	1,127	132
Redemptions	(790)	(251)
Net Sales (Redemptions)	337	(119)
Net Exchanges	(2)	57
Acquisition-Related	10,823	0
Market Gains and Losses[2]	(159)	(30)
Ending Assets	$11,365	$366

Alternative / Private Markets Separate Accounts
Beginning Assets	$0	$0
Sales[3]	123	0
Redemptions[3]	(525)	0
Net Redemptions[3]	(402)	0
Acquisition-Related	7,686	0
Market Gains and Losses[2]	(331)	0
Ending Assets	$6,953	$0

Total Alternative / Private Markets[1]
Beginning Assets	$366	$458
Sales[3]	1,250	132
Redemptions[3]	(1,315)	(251)
Net Redemptions[3]	(65)	(119)
Net Exchanges	(2)	57
Acquisition-Related	18,509	0
Market Gains and Losses[2]	(490)	(30)
Ending Assets	$18,318	$366

1	The balance at December 31, 2018 includes $8.3 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2018	2017
Multi-Asset Funds
Beginning Assets	$4,783	$4,957
Sales	472	479
Redemptions	(1,013)	(1,135)
Net Redemptions	(541)	(656)
Net Exchanges	(21)	(28)
Acquisition-Related	45	0
Market Gains and Losses[1]	(346)	510
Ending Assets	$3,920	$4,783

Multi-Asset Separate Accounts
Beginning Assets	$231	$207
Sales[2]	21	4
Redemptions[2]	(31)	(31)
Net Redemptions[2]	(10)	(27)
Market Gains and Losses[1]	(48)	51
Ending Assets	$173	$231

Total Multi-Asset
Beginning Assets	$5,014	$5,164
Sales[2]	493	483
Redemptions[2]	(1,044)	(1,166)
Net Redemptions[2]	(551)	(683)
Net Exchanges	(21)	(28)
Acquisition-Related	45	0
Market Gains and Losses[1]	(394)	561
Ending Assets	$4,093	$5,014

1
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2018	2017
Total Long-Term Fund Assets[1]
Beginning Assets	$79,301	$75,665
Sales	26,601	20,579
Redemptions	(32,361)	(24,261)
Net Redemptions	(5,760)	(3,682)
Net Exchanges	0	(49)
Acquisition-Related	23,564	435
Market Gains and Losses[2]	(4,746)	6,932
Ending Assets	$92,359	$79,301

Total Long-Term Separate Accounts Assets
Beginning Assets	$53,055	$38,030
Sales[3]	9,253	19,199
Redemptions[3]	(15,769)	(8,994)
Net (Redemptions) Sales[3]	(6,516)	10,205
Net Exchanges	(3)	(56)
Acquisition-Related	22,422	0
Market Gains and Losses[2]	(3,251)	4,876
Ending Assets	$65,707	$53,055

Total Long-Term Assets[1]
Beginning Assets	$132,356	$113,695
Sales[3]	35,854	39,778
Redemptions[3]	(48,130)	(33,255)
Net (Redemptions) Sales[3]	(12,276)	6,523
Net Exchanges	(3)	(105)
Acquisition-Related	45,986	435
Market Gains and Losses[2]	(7,997)	11,808
Ending Assets	$158,066	$132,356

1	The balance at December 31, 2018 includes $8.3 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

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

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2018	2017	2016	2018	2017	2016
By Asset Class
Money Market	64%	67%	70%	37%	41%	45%
Equity	17%	17%	15%	41%	38%	33%
Fixed-Income	16%	15%	14%	16%	17%	17%
Alternative / Private Markets	2%	0%	0%	2%	0%	1%
Multi-Asset	1%	1%	1%	3%	4%	4%
Other	0%	0%	0%	1%	0%	0%
By Product Type
Funds:
Money Market	44%	48%	59%	34%	38%	44%
Equity	9%	9%	8%	31%	30%	26%
Fixed-Income	10%	11%	11%	14%	15%	15%
Alternative / Private Markets	1%	0%	0%	1%	0%	1%
Multi-Asset	1%	1%	1%	3%	4%	4%
Other	0%	0%	0%	0%	0%	0%
Separate Accounts:
Money Market	20%	19%	11%	3%	3%	1%
Equity	8%	8%	7%	10%	8%	7%
Fixed-Income	6%	4%	3%	2%	2%	2%
Alternative / Private Markets	1%	0%	0%	1%	0%	0%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	0%	0%	0%	1%	0%	0%
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
Period-end and average managed assets increased 16% and 13%, respectively, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in money market assets, and to a lesser extent, an increase in alternative/private markets assets and equity assets primarily as a result of the Hermes Acquisition. Period-end money market assets increased 14% at December 31, 2018 as compared to December 31, 2017. Average money market assets increased 9% for 2018 compared to 2017. Period-end equity assets increased 15% at December 31, 2018 as compared to December 31, 2017 primarily due to the Hermes Acquisition, partially offset by net redemptions and market losses. Average equity assets increased 17% for 2018 as compared to 2017. Period-end fixed-income assets decreased 2% at December 31, 2018 as compared to December 31, 2017, primarily as a result of net redemptions, partially offset by acquisition-related assets. During 2018, worries over trade tensions, Federal Reserve tightening and weakening Chinese and European economies elevated volatility for much of the year, culminating with a steep sell-off of risk assets in the fourth quarter and strong rally in U.S. Treasury bonds. All of the major U.S. equity indexes closed down on the year and well off their record highs reached during the third quarter. On the other hand, bond market yields, as measured by the 10-year Treasury note, rose on the year but declined in the final quarter on the strong risk-off trade, causing the yield curve to narrow further after the Federal Reserve hiked its benchmark target rate in December for the fourth time in 2018.

Period-end and average managed assets increased 9% and 1%, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Period-end money market assets increased 5% at December 31, 2017 as compared to December 31, 2016. Average money market assets decreased 3% for 2017 compared to 2016. After raising its target funds rate three times in 2017, the FOMC also began its very modest plan to shrink the Federal Reserve's balance sheet. Period-end equity assets increased 11% at December 31, 2017 as compared to December 31, 2016 primarily due to market appreciation, partially offset by net redemptions. Average equity assets increased 13% for 2017 as compared to 2016. Period-end fixed-income assets increased 25% at December 31, 2017 as compared to December 31, 2016 primarily as a result of net sales and, to a lesser extent, market appreciation, while average fixed-income assets increased 8% for 2017 as compared to 2016. Equity markets, as measured by the major indexes, continued to set a series of new highs in 2017's final quarter, driven by improved earnings, accelerating economic growth and expectations for tax reform legislation that ultimately was approved and signed into law in late December 2017. The bond market saw Treasury yields trend modestly higher over the same three-month period, driven by stronger growth, hints of higher inflation and a general risk-on environment.

Results of Operations
Revenue. Revenue increased $32.8 million in 2018 as compared to 2017 primarily due to $100.8 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018. This increase in revenue included performance fees of $8.6 million, of which $7.6 million is included in the revenue from Hermes activity. This increase in revenue was offset by (1) a decrease of $33.8 million due to Consideration Payable to Customers now being recorded as a reduction of revenue effective January 1, 2018 as a result of the adoption of Topic 606 (under legacy guidance this amount would have been recorded as Distribution expense ($24.6 million) and Other expense ($9.2 million)), (2) an increase in voluntary waivers for certain money market funds for competitive reasons ($10.5 million), (3) a net decrease of $6.8 million due to a previously disclosed January 2017 change in a customer relationship and (4) a decrease of $5.6 million due to lower average equity assets (excluding the impact of the Hermes acquisition).
Federated's ratio of revenue to average managed assets for 2018 was 0.27% as compared to 0.30% for 2017. The decrease in the rate was primarily related to a change in the mix of average money market assets (including the customer relationship change) and the reduction in revenue as a result of the adoption of Topic 606.
Revenue decreased $40.4 million in 2017 as compared to 2016 primarily due to a decrease of $84.1 million from a change in the mix of average money market assets and a net decrease of $58.6 million due to the aforementioned customer relationship change (after taking into account the $19.5 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). These decreases in revenue were partially offset by a decrease of $83.4 million in Voluntary Yield-related Fee Waivers and increases of $35.6 million and $6.7 million due to higher average equity assets and fixed-income assets, respectively.
See Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers, including the offsetting decreases in Distribution expense and net income attributable to noncontrolling interests and the net pre-tax impact on income.
Federated's ratio of revenue to average managed assets for 2017 was 0.30% as compared to 0.31% for 2016. The decrease in the rate was primarily related to a change in the mix of average money market assets and the aforementioned customer relationship change, partially offset by a decrease in Voluntary Yield-related Fee Waivers and an increase in revenue due to higher average equity assets in 2017 as compared to 2016.
See Note (5) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue.
Operating Expenses. Total operating expenses for 2018 increased $44.0 million compared to 2017. Compensation and Related expense increased $65.6 million in 2018 as compared to 2017 primarily related to $56.1 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and an increase in incentive compensation of $9.5 million driven primarily by sales performance and acquisition-related compensation. Professional Service Fees expense increased $13.8 million in 2018 as compared to 2017 primarily due to an increase of $5.8 million in acquisition-related costs and $5.7 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018. Distribution expense decreased $55.2 million in 2018 as compared to 2017 primarily due to a decrease of $28.9 million due to the adoption of Topic 606 as noted above and a decrease of $22.6 million related to the mix of average money market fund assets. The remaining operating expenses for 2018 increased $19.8 million compared to 2017 primarily due to Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018.
Total operating expenses for 2017 decreased $46.3 million compared to 2016. Distribution expense decreased $40.9 million in 2017 as compared to 2016 primarily due to a decrease of $59.2 million related to lower average money market fund assets and a net decrease of $41.7 million due to the aforementioned customer relationship change (after taking into account the $6.2 million impact of Voluntary Yield-related Fee Waivers for this customer, which is included in the change in waiver amount below). These decreases in Distribution expense were partially offset by an increase of $62.3 million related to a decrease in Voluntary Yield-related Fee Waivers. Compensation and Related expense decreased $7.3 million in 2017 as compared to 2016 primarily due to decreased incentive compensation driven primarily by sales performance.
Nonoperating (Expenses) Income. Nonoperating (Expenses) Income, net, decreased $44.6 million in 2018 as compared to 2017. The decrease is primarily due to a $29.0 million loss, recorded in Other, net in the second quarter of 2018, related to two derivative financial instruments associated with the Hermes Acquisition (see Note (8) to the Consolidated Financial Statements for additional information). In addition, (Loss) Gain on Securities, net decreased $12.4 million due to (1) an $8.2 million decrease in the market value of investments primarily held by consolidated investment companies and (2) a $4.3 million decrease due to fewer gains realized from the redemption of investments in 2018 as compared to 2017.
Nonoperating (Expenses) Income, net, increased $5.2 million in 2017 as compared to 2016. The increase is primarily due to a $6.0 million increase in (Loss) Gain on Securities, net primarily due to an increase in net gains realized from the redemption of investments in 2017 ($4.2 million) and the impairments of certain investments in 2016 ($1.6 million).
Income Taxes. The income tax provisions for 2018, 2017, and 2016 were $73.9 million, $57.1 million, and $119.4 million, respectively. The provision for 2018 increased $16.8 million as compared to 2017 primarily due to the 2017 recording of a $70.4 million reduction in Federated's net deferred tax liability as a result of the Tax Act, partially offset by the reduction in the federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The provision for 2017 decreased $62.3 million as compared to 2016 primarily due to the aforementioned revaluation of Federated's net deferred tax liability resulting from the Tax Act.
The effective tax rate was 24.9% for 2018, 16.2% for 2017 and 35.0% for 2016. The increase in the effective tax rate for 2018 as compared to 2017 was primarily due to the 2017 revaluation of Federated's net deferred tax liability, partially offset by the corresponding reduction in the federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The decrease in the effective tax rate for 2017 compared to 2016 was primarily due to the aforementioned revaluation of Federated's net deferred tax liability. See Note (16) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
For 2018, Federated's pre-tax book income exceeded federal taxable income by $27.6 million due primarily to tax differences of $34.7 million associated with certain intangible assets and $7.8 million due to state income taxes, partially offset by $15.1 million of non-deductible compensation expense. For 2017, Federated's pre-tax book income exceeded federal taxable income by $40.2 million due primarily to tax differences of $33.8 million associated with certain intangible assets and $9.4 million due to state income taxes. For 2016, Federated's pre-tax book income exceeded federal taxable income by $70.6 million due primarily to tax differences of $38.9 million associated with certain intangible assets, $12.6 million due to non-taxable net income attributable to the noncontrolling interests in subsidiaries, $7.7 million due to state income taxes and $7.0 million due to dividends paid on unvested restricted stock.
Net Income Attributable to Federated Investors, Inc. Net income decreased $71.0 million in 2018 as compared to 2017 primarily as a result of the changes in revenues, expenses, nonoperating (expenses) income and income taxes noted above. Diluted earnings per share for 2018 decreased $0.69 as compared to 2017 primarily due to decreased net income.
Net income increased $82.4 million in 2017 as compared to 2016 primarily as a result of the changes in revenues, expenses, nonoperating (expenses) income and income taxes noted above. Diluted earnings per share for 2017 increased $0.84 as compared to 2016 primarily due to increased net income ($0.80, of which $0.69 related to the aforementioned revaluation of Federated's net deferred tax liability) and lower weighted-average Federated Common Stock outstanding ($0.04).

Liquidity and Capital Resources
Liquid Assets. At December 31, 2018, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $222.1 million as compared to $392.6 million at December 31, 2017. The change in liquid assets is discussed below.
At December 31, 2018, Federated's liquid assets included investments in certain money market and fluctuating-value Federated Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its various types of investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $44 million), that meet the requirement of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $206.3 million for 2018 as compared to $387.4 million for 2017. The decrease of $181.1 million was primarily due to (1) a decrease of $117.3 million in cash received on the sale of investments, (2) an increase of $93.6 million in cash paid for incentive compensation (nearly all of which was paid to Hermes employees and funded by cash acquired in connection with the Hermes Acquisition) and (3) $29.0 million in cash paid to settle foreign currency forward transactions (see Note (8) to the Consolidated Financial Statements for additional information). These were partially offset by (1) a decrease of $56.8 million in cash paid for taxes primarily due to the change in the tax rate enacted as part of the Tax Act and (2) a decrease in cash paid related to the $55.2 million decrease in distribution related expenses previously discussed.
Cash Used by Investing Activities. In 2018, net cash used by investing activities was $174.4 million which primarily represented $344.3 million in cash paid for the Hermes Acquisition, net of cash acquired totaling $175.8 million.
Cash Used by Financing Activities. In 2018, net cash used by financing activities was $186.1 million. Of this amount, Federated paid $106.9 million or $1.06 per share in dividends to holders of its common shares and $29.2 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (15) to the Consolidated Financial Statements for additional information). In addition, Federated paid $122.7 million in connection with its debt obligations (see Note (12) to the Consolidated Financial Statements for additional information). These payments were offset by $87.7 million borrowed from Federated's revolving credit facility used for general corporate purposes including cash payments related to the Hermes Acquisition (see Note (3) to the Consolidated Financial Statements for additional information).
Borrowings. In 2017, Federated entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated's prior unsecured Second Amended and Restated Credit Agreement, which was dated June 24, 2014 and scheduled to mature on June 24, 2019 (Prior Credit Agreement). The Credit Agreement refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility which has an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2018, Federated has $240 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2018. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2018, Federated's interest coverage ratio was 67 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2018, Federated's leverage ratio was 0.4 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Dividends. Cash dividends of $106.9 million, $101.5 million and $205.5 million were paid in 2018, 2017 and 2016 respectively, to holders of Federated common stock. Of the amount paid in 2016, $102.2 million represented a $1.00 per share special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
Future Cash Needs. In addition to the contractual obligations described below, management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated's future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On January 24, 2019, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 8, 2019, resulting in $27.2 million being paid on February 15, 2019.
After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the status of Federated's Goodwill as of December 31, 2018. This discussion excludes certain material fluctuations primarily due to the Hermes Acquisition (see Note (3) to the Consolidated Financial Statements) and Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018.
Investments—Consolidated Investment Companies at December 31, 2018 decreased $22.6 million from December 31, 2017 primarily due to redemptions by third-party investors in one consolidated Federated Fund.
Accrued Compensation and Benefits at December 31, 2018 increased $39.3 million from December 31, 2017 primarily due to the Hermes Acquisition and Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 ($40.0 million) as well as 2018 incentive compensation accruals recorded at December 31, 2018 ($65.0 million), partially offset by the 2017 accrued annual incentive compensation being paid in the first quarter of 2018 ($62.5 million).
There were no indicators of goodwill impairment as of December 31, 2018.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, Federated did not have any material off-balance sheet arrangements.

Contractual Obligations
The following table presents, as of December 31, 2018, Federated's significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments Due in
in millions	2019	2020-2021	2022-2023	After 2023	Total
Long-Term Debt Obligations	$0.0	$0.0	$135.0	$0.0	$135.0
Operating Lease Obligations	17.1	35.4	36.5	72.2	161.2
Purchase Obligations	26.9	7.8	0.0	0.0	34.7
Other Obligations	2.1	0.7	0.0	0.0	2.8
Total	$46.1	$43.9	$171.5	$72.2	$333.7
Long-Term Debt Obligations. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. Amount includes principal only. The interest is variable, based on the London Interbank Offering Rate (LIBOR) plus a 112.5 basis point spread, in accordance with the Credit Agreement. Assuming management's current plan for repayment of the Credit Agreement and LIBOR as of December 31, 2018, Federated's interest payments are estimated to be $4.5 million, $6.9 million and $0.7 million for 2019, 2020-2021, and 2022-2023, respectively. Any changes in future cash needs can impact the projected repayment schedule. As such, management's repayment plan is subject to change at management's discretion, which may impact the estimated interest payments. See Note (12) to the Consolidated Financial Statements for additional information.
Operating Lease Obligations. See Note (18) to the Consolidated Financial Statements for additional information.
Purchase Obligations. Federated is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2021. Costs for such services are expensed as incurred.
Variable Interest Entities
Federated is involved with various entities in the normal course of business that may be deemed to be variable interest entities (VIEs). Federated determined that it was the primary beneficiary of certain Federated Fund VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. See Note (6) to the Consolidated Financial Statements for more information.
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
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that its policy regarding accounting for goodwill and intangible assets involves a higher degree of judgment and complexity.
Accounting for Goodwill and Intangible Assets. Three aspects of accounting for goodwill and intangible assets require significant management estimates and judgment: (1) valuation in connection with the initial purchase price allocation; (2) ongoing evaluation for impairment; and (3) for intangible assets only, the determination of the useful life or whether the life is indefinite. The process of determining the fair value of identifiable intangible assets at the date of acquisition requires significant management estimates and judgment as to expectations for earnings on the related managed assets acquired, redemption rates for such managed assets, growth from sales efforts and the effects of market conditions. Management may utilize an independent valuation expert to help with this process. Goodwill represents the cost of a business acquisition in excess of the fair value of the assets acquired less liabilities assumed. If actual changes in the related managed assets or the projected useful life of the intangible asset, among other assumptions, differ significantly from the estimates and judgments used in determining the initial fair value, the goodwill and/or intangible asset amounts recorded in the financial statements could be subject to possible impairment or for finite-lived intangible assets, could require an acceleration in amortization expense that could have a material adverse effect on Federated's business, results of operations and financial condition.
Goodwill is reviewed for impairment annually as of June 30, or when indicators of a potential impairment exist. Federated has a single reporting unit, consistent with Federated's single operating segment, to which all goodwill has been assigned. Federated first performs a qualitative analysis and considers various factors including macroeconomic and entity-specific considerations, industry and market conditions, and overall financial performance, including Federated's book value and market capitalization. A quantitative impairment test is performed if there are indications that it is more likely than not that the fair value of the reporting unit is less than its carrying value. At December 31, 2018, Federated had $809.6 million in goodwill recorded on its Consolidated Balance Sheets. No indicators of impairment existed as of December 31, 2018 or 2017 and no impairments were recorded during the years ended December 31, 2018, 2017 or 2016.
Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or when indicators of a potential impairment exist, using a qualitative approach which requires the weighing of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. Management considers macroeconomic and entity-specific factors, including changes in AUM, net revenue rates, operating margins, tax rates and discount rates. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the renewable investment advisory contracts, the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence, and significant reductions in underlying operating cash flows.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment at least annually, or when indicators of a potential impairment exist.
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
At December 31, 2018, Federated had $339.6 million in intangible assets recorded on its Consolidated Balance Sheets. No indicators of impairment existed as of December 31, 2018 or 2017 and no impairments were recorded during the years ended December 31, 2018, 2017 or 2016.

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
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2018 and 2017, Federated was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($13.6 million and $15.7 million, respectively) and holding investments in fixed-income Federated Funds ($0.5 million and $1.4 million, respectively). At December 31, 2018 and 2017, management considered a hypothetical 200-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations. At December 31, 2018 and 2017, these investments and additional investments in money market accounts ($43.9 million and $309.1 million, respectively) exposed Federated to credit risk. At December 31, 2018 and 2017, management considered a hypothetical 200-basis-point fluctuation in credit spreads. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations.
Federated was also exposed to interest-rate risk in connection with the Credit Agreement. The Credit Agreement bears interest based on LIBOR plus a 112.5 basis point spread. At December 31, 2018 and 2017, the balance of the Credit Agreement was $135.0 million and $170.0 million, respectively. Management considered a hypothetical 200-basis-point fluctuation in LIBOR interest rates. Management determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations. The Credit Agreement exposed Federated to credit risk at December 31, 2018 and 2017. If Federated's credit rating were to be downgraded, Federated would be subject to an increase in both the interest rate spread and commitment fee, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated's financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated was exposed to price risk as a result of its $7.9 million and $6.6 million investment in equity Federated Funds and Separate Accounts at December 31, 2018 and 2017, respectively. Federated's investment in these products and strategies represents its maximum exposure to loss. At both December 31, 2018 and 2017, management considered a hypothetical 20% fluctuation in fair value and determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2018 and 2017, Federated was exposed to foreign exchange risk as a result of its investments in Federated Funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated ($8.2 million and $1.4 million, respectively). Of these investments and cash accounts held at both December 31, 2018 and 2017, management considered a hypothetical 20% fluctuation in all applicable currency exchange rates and determined that the impact of such a fluctuation on these investments and cash accounts would not have a material effect on Federated's financial condition or results of operations. Federated also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency translation risk when translated into U.S. dollars upon consolidation. Federated does not hedge these exposures.
In addition, during 2018, a British Pound Sterling denominated majority-owned subsidiary of Federated entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar (combined face amount of £46.0 million). This subsidiary is exposed to foreign exchange risk as a result of a portion of its revenue being earned in U.S. Dollars. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations.
In addition to market risks attributable to Federated's investments, nearly all of Federated's revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated's revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2018 or 2017 remained unchanged, a 20%

decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated's revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

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
Management assessed the effectiveness of Federated's internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Hermes Fund Managers Limited (Hermes), which was acquired effective July 1, 2018. Hermes represented approximately 13% and 12% of Federated's total and net assets, respectively, as of December 31, 2018 and approximately 9% and 4% of Federated's total revenue and net income, respectively, for the year ended December 31, 2018. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this assessment, management concluded that, as of December 31, 2018, Federated's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.

Federated Investors, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Investors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Investors, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Investors, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Investors, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management's Assessment of Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hermes Fund Managers Limited, which is included in the 2018 consolidated financial statements of the Company and constituted 13% and 12% of total and net assets, respectively, as of December 31, 2018 and 9% and 4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hermes Fund Managers Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 22, 2019

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$156,832	$316,264
Investments—Consolidated Investment Companies	22,798	45,411
Investments—Affiliates and Other	10,860	7,863
Receivables, net of reserve of $50 and $60, respectively	60,094	26,033
Receivables—Affiliates	34,985	27,449
Prepaid Expenses	16,513	11,747
Other Current Assets	2,019	2,507
Total Current Assets	304,101	437,274
Long-Term Assets
Goodwill	809,608	660,040
Intangible Assets, net	339,639	76,875
Property and Equipment, net	53,229	37,670
Other Long-Term Assets	37,106	19,551
Total Long-Term Assets	1,239,582	794,136
Total Assets	$1,543,683	$1,231,410
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$56,110	$47,595
Accrued Compensation and Benefits	113,865	74,572
Other Current Liabilities	11,205	6,682
Total Current Liabilities	181,180	128,849
Long-Term Liabilities
Long-Term Debt	135,000	170,000
Long-Term Deferred Tax Liability, net	148,164	117,620
Other Long-Term Liabilities	39,705	23,563
Total Long-Term Liabilities	322,869	311,183
Total Liabilities	504,049	440,032
Commitments and Contingencies (Note (20))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	182,513	30,163
PERMANENT EQUITY
Federated Investors, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	367,063	343,189
Retained Earnings	791,823	697,359
Treasury Stock, at Cost, 8,702,074 and 8,405,003 Shares Class B Common Stock, respectively	(287,337)	(278,732)
Accumulated Other Comprehensive Loss, net of tax	(14,617)	(790)
Total Permanent Equity	857,121	761,215
Total Liabilities, Temporary Equity and Permanent Equity	$1,543,683	$1,231,410
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2018	2017	2016
Revenue
Investment Advisory Fees, net—Affiliates	$585,832	$591,112	$654,224
Investment Advisory Fees, net—Other	187,586	140,558	112,601
Administrative Service Fees, net—Affiliates	199,269	188,814	211,646
Other Service Fees, net—Affiliates	156,935	176,397	160,024
Other Service Fees, net—Other	6,055	6,043	4,876
Total Revenue	1,135,677	1,102,924	1,143,371
Operating Expenses
Compensation and Related	354,765	289,215	296,466
Distribution	287,580	342,779	383,648
Professional Service Fees	42,903	29,064	29,443
Systems and Communications	39,925	31,971	31,271
Office and Occupancy	34,622	29,258	27,379
Advertising and Promotional	16,141	11,166	14,522
Travel and Related	15,594	12,646	13,228
Other	13,867	15,317	11,731
Total Operating Expenses	805,397	761,416	807,688
Operating Income	330,280	341,508	335,683
Nonoperating (Expenses) Income
Investment Income, net	5,985	7,236	7,256
(Loss) Gain on Securities, net	(4,357)	8,072	2,108
Debt Expense	(5,885)	(4,772)	(4,173)
Other, net	(29,849)	(42)	60
Total Nonoperating (Expenses) Income, net	(34,106)	10,494	5,251
Income Before Income Taxes	296,174	352,002	340,934
Income Tax Provision	73,875	57,101	119,420
Net Income Including the Noncontrolling Interests in Subsidiaries	222,299	294,901	221,514
Less: Net Income Attributable to the Noncontrolling Interests in Subsidiaries	2,002	3,560	12,595
Net Income	$220,297	$291,341	$208,919
Amounts Attributable to Federated Investors, Inc.
Earnings Per Common Share—Basic and Diluted	$2.18	$2.87	$2.03
Cash Dividends Per Share	$1.06	$1.00	$2.00
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2018	2017	2016
Net Income Including the Noncontrolling Interests in Subsidiaries	$222,299	$294,901	$221,514

Other Comprehensive (Loss) Income, net of tax
Permanent Equity
Foreign Currency Translation (Loss) Gain	(13,607)	612	(617)
Reclassification Adjustment Related to Foreign Currency Items	(191)	0	0
Unrealized Gain on Equity Securities	0	1,642	3,029
Reclassification Adjustment Related to Equity Securities	(29)	(2,521)	1,674
Temporary Equity
Foreign Currency Translation Loss	(6,009)	0	(13)
Other Comprehensive (Loss) Income, net of tax	(19,836)	(267)	4,073
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	202,463	294,634	225,587
Less: Comprehensive (Loss) Income Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(4,007)	3,084	3,189
Less: Comprehensive Income Attributable to Nonredeemable Noncontrolling Interest in Subsidiary	0	476	9,393
Comprehensive Income Attributable to Federated Investors, Inc.	$206,470	$291,074	$213,005
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2016	9,000	104,094,027	5,411,429
Adoption of New Accounting Pronouncements	0	0	0
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	948,860	(948,860)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(3,053,204)	3,053,204
Balance at December 31, 2016	9,000	101,989,683	7,515,773
Net Income	0	0	0
Other Comprehensive Loss, net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	952,570	(952,570)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(1,841,800)	1,841,800
Balance at December 31, 2017	9,000	101,100,453	8,405,003
Adoption of new accounting pronouncements	0	0	0
Net Income	0	0	0
Other Comprehensive Loss, net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	908,719	(908,719)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Purchase of Treasury Stock	0	(1,205,790)	1,205,790
Balance at December 31, 2018	9,000	100,803,382	8,702,074
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Investors, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$298,579	$545,785	$(191,939)	$(4,609)	$647,816	$1,156	$648,972	$8,734
123	(911)	0	831	43	0	43	14,850
0	208,919	0	0	208,919	9,393	218,312	3,202
0	0	0	3,255	3,255	0	3,255	(13)
0	0	0	0	0	0	0	17,868
0	0	0	0	0	0	0	(4,579)
22,280	(18,715)	20,150	0	23,715	0	23,715	0
0	(205,329)	0	0	(205,329)	0	(205,329)	0
0	0	0	0	0	(9,591)	(9,591)	(8,700)
0	0	(83,593)	0	(83,593)	0	(83,593)	0
320,982	529,749	(255,382)	(523)	594,826	958	595,784	31,362
0	291,341	0	0	291,341	476	291,817	3,084
0	0	0	(267)	(267)	0	(267)	0
0	0	0	0	0	0	0	4,687
0	0	0	0	0	0	0	(67)
22,396	(22,308)	23,607	0	23,695	0	23,695	0
0	(101,423)	0	0	(101,423)	0	(101,423)	0
0	0	0	0	0	(1,434)	(1,434)	(8,903)
0	0	(46,957)	0	(46,957)	0	(46,957)	0
343,378	697,359	(278,732)	(790)	761,215	0	761,215	30,163
0	125	0	(254)	(129)	0	(129)	0
0	220,297	0	0	220,297	0	220,297	2,002
0	0	0	(13,573)	(13,573)	0	(13,573)	(6,009)
0	0	0	0	0	0	0	7,040
0	0	0	0	0	0	0	(1,751)
23,874	(19,051)	20,495	0	25,318	0	25,318	0
0	(106,907)	0	0	(106,907)	0	(106,907)	0
0	0	0	0	0	0	0	(18,492)
0	0	0	0	0	0	0	169,560
0	0	(29,100)	0	(29,100)	0	(29,100)	0
$367,252	$791,823	$(287,337)	$(14,617)	$857,121	$0	$857,121	$182,513

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2018	2017	2016
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$222,299	$294,901	$221,514
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of Deferred Sales Commissions	2,967	8,025	11,980
Depreciation and Other Amortization	17,087	10,637	9,578
Share-Based Compensation Expense	23,893	22,508	22,445
(Gain) Loss on Disposal of Assets	298	(7,193)	1,070
Provision (Benefit) for Deferred Income Taxes	12,257	(59,272)	17,496
Net Unrealized Loss (Gain) on Investments	4,322	(889)	(4,624)
Net Sales of Investments—Consolidated Investment Companies	16,696	133,992	4,746
Adoption of New Accounting Pronouncement	0	0	(2,653)
Deferred Sales Commissions Paid	(43)	(4,715)	(11,801)
Contingent Deferred Sales Charges Received	0	1,785	2,195
Distributions from Equity Investments	1,173	0	0
Other Changes in Assets and Liabilities:
Increase in Receivables, net	(11,080)	(7,914)	(11,044)
(Increase) Decrease in Prepaid Expenses and Other Assets	4,029	(115)	1,114
(Decrease) Increase in Accounts Payable and Accrued Expenses	(96,188)	(9,160)	6,001
Increase (Decrease) in Other Liabilities	8,572	4,785	(2,346)
Net Cash Provided by Operating Activities	206,282	387,375	265,671
Investing Activities
Purchases of Investments—Affiliates and Other	(7,267)	(5,779)	(24,153)
Cash Paid for Business Acquisitions, net of Cash Acquired	(170,392)	(4,352)	0
Proceeds from Redemptions of Investments—Affiliates and Other	20,283	20,930	15,953
Cash Paid for Property and Equipment	(17,274)	(9,799)	(12,839)
Distribution from Equity Investment	211	0	0
Net Cash (Used) Provided by Investing Activities	(174,439)	1,000	(21,039)
Financing Activities
Dividends Paid	(106,943)	(101,511)	(205,468)
Purchases of Treasury Stock	(29,247)	(48,642)	(81,771)
Distributions to Noncontrolling Interests in Subsidiaries	(18,492)	(10,337)	(18,291)
Contributions from Noncontrolling Interests in Subsidiaries	2,801	4,687	17,868
Proceeds from Shareholders for Share-Based Compensation	1,444	1,299	1,436
Proceeds from New Borrowings	87,650	0	0
Payments on Debt	(122,650)	(21,250)	(25,500)
Other Financing Activities	(678)	(1,167)	(640)
Net Cash Used by Financing Activities	(186,115)	(176,921)	(312,366)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(5,111)	0	0
Net (Decrease) Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(159,383)	211,454	(67,734)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	316,809	105,355	173,089
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	157,426	316,809	105,355
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	594	545	516
Cash and Cash Equivalents	$156,832	$316,264	$104,839
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$61,573	$118,412	$104,581
Interest	$5,320	$4,109	$3,487
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2018, 2017 and 2016)

(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated provides investment advisory, administrative, distribution and other services to the Federated Funds and Separate Accounts in both domestic and international markets, as well as stewardship services to various companies. For presentation purposes in the Consolidated Financial Statements, the Federated Funds are considered to be affiliates of Federated.
The majority of Federated's revenue is derived from investment advisory services provided to the Federated Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These subsidiaries are registered as investment advisors under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
U.S.-domiciled Federated Funds are generally distributed by a wholly owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Non-U.S.-domiciled Federated Funds are generally distributed by subsidiaries and third-party distribution firms which are registered under applicable jurisdictional law. Federated's investment products are distributed within the U.S. financial intermediary, U.S. institutional and international markets.
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
(e) Noncontrolling Interests
To the extent Federated's interest in a consolidated entity represents less than 100% of the entity's equity, Federated recognizes noncontrolling interests in subsidiaries. In the case of consolidated Federated Funds, the noncontrolling interests represent equity which is redeemable or convertible for cash at the option of the equity holder.

In the case of Hermes, the current noncontrolling interest represents equity which is subject to the terms of the Put and Call Option Deed and is redeemable at the option of either the noncontrolling party or Federated, at future predetermined dates, and therefore, is not entirely within Federated's control. The subsidiary's net income or loss and related dividends are allocated to Federated and the noncontrolling interest holder based on the relative ownership percentages. The noncontrolling interest carrying value is adjusted on a quarterly basis to the current redemption value, as of the balance sheet date, through a corresponding adjustment to retained earnings. See Note (3) for additional information.
These noncontrolling interests are deemed to represent temporary equity and are classified as Redeemable Noncontrolling Interest in Subsidiaries in the mezzanine section of the Consolidated Balance Sheets.
(f) Equity Method Investments
The equity method of accounting is used to account for equity investments in which Federated does not control the investee and is not the primary beneficiary of a VIE, but has the ability to exercise significant influence over the financial and operating policies of the investee. Significant influence is generally considered to exist when Federated's ownership interest is between 20% and 50%. Equity method investments are initially recorded at cost in Other Long-Term Assets on the Consolidated Balance Sheets. Federated's proportionate share of the investee's net income or loss is recorded in Other, net - Nonoperating (Expenses) Income on the Consolidated Statements of Income.
(g) Business Combinations
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
(h) Cash and Cash Equivalents
Cash and Cash Equivalents consist of investments in money market funds and deposits with banks. Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of 90 days or less at the date of acquisition.
(i) Investments
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
The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (7) for additional information regarding the fair value of investments held as of December 31, 2018 and 2017. There were no impairments to investments recognized during the years ended December 31, 2018 and 2017. There were no material impairments to investments recognized during the year ended December 31, 2016.
(j) Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in (Loss) Gain on Securities, net on the Consolidated Statements of Income.

From time to time, Federated may also enter into derivative financial instruments to hedge against the risk of movement in foreign exchange rates. Federated records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Federated has not designated any derivative financial instrument as a hedging instrument for accounting purposes. The gain or loss on these derivative instruments is recognized as nonoperating expense in Other, net on the Consolidated Statements of Income. See Note (8) for additional information on derivative instrument activity.

(k) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 15 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Office and Occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. During 2018 and 2017, $3.5 million and $4.8 million, respectively, of fully depreciated assets were taken out of service. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.
Management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value which is determined based on prices of similar assets if available or discounted cash flows. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income. There were no impairments to property and equipment recognized during the years ended December 31, 2018, 2017 or 2016.
(l) Costs of Computer Software Developed or Obtained for Internal Use
Certain internal and external costs incurred in connection with developing or obtaining software for internal use, including software licenses in a cloud computing arrangement, are capitalized in accordance with the applicable accounting guidance relating to Intangibles - Goodwill and Other - Internal-Use Software. These capitalized costs are included in Property and Equipment, net on the Consolidated Balance Sheets and are amortized using the straight-line method over the shorter of the estimated useful life of the software or four years. These assets are subject to the impairment test used for property and equipment described above.
(m) Goodwill and Intangible Assets
Goodwill and intangible assets, consisting primarily of renewable investment advisory contracts and customer relationships, acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model considers various factors to project future cash flows expected to be generated from the asset. Given the investment advisory nature of Federated's business and of the businesses acquired over the years, these factors typically include: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed asset; (3) incremental operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and incremental operating expenses of the acquired asset are generally based on contract terms, average market participant data and historical experience. The discount rate is estimated at the current market rate of return. After the fair value of all separately identifiable assets has been estimated, goodwill is recorded to the extent the consideration paid for the acquisition exceeds the sum of the fair values of the separately identifiable acquired assets and assumed liabilities.
Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated's operations as a single business: investment management. Federated uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a two-step process to test for and measure impairment is performed which begins with an estimation of the fair value of its reporting unit by considering Federated's market capitalization. If Federated's market capitalization falls to a level below its recorded book value of equity, Federated's goodwill would be considered for possible impairment. There were no impairments to goodwill recognized during the years ended December 31, 2018, 2017 or 2016.
Federated has determined that certain acquired assets, primarily, certain renewable investment advisory contracts, have indefinite useful lives. In reaching this conclusion, management considered the legal, regulatory and contractual provisions of the investment advisory contracts that enable the renewal of the contract, the level of cost and effort required in renewing the investment advisory contract, and the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence. The contracts generally renew annually and the value of these acquired assets assumes renewal. There were no impairments to indefinite-lived intangible assets recognized during the years ended December 31, 2018, 2017 or 2016.
Federated amortizes finite-lived identifiable intangible assets on a straight-line basis over their estimated useful lives. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of a potential impairment monitored by management include a significant decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and significant reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible assets, Federated compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated writes-off the cost and accumulated amortization balances for all fully amortized intangible assets. There were no impairments to finite-lived intangible assets recognized during the years ended December 31, 2018, 2017 or 2016.
(n) Deferred Sales Commissions
Federated pays upfront commissions to broker/dealers (Deferred Sales Commissions) to promote the sale of certain fund shares. For share classes that previously paid both a distribution fee and contingent deferred sales charge (CDSC), Federated generally capitalized the Deferred Sales Commissions. The deferred sales commission asset (included in Other Long-Term Assets on the Consolidated Balance Sheets) is amortized over the estimated period of benefit of six years. Deferred sales commission amortization expense was $3.0 million, $8.0 million and $12.0 million for 2018, 2017 and 2016, respectively, and was included in Distribution expense on the Consolidated Statements of Income.
Federated reviews the carrying value of deferred sales commission assets on a periodic basis to determine whether a significant long-term decline in the equity or bond markets or other events or circumstances indicate that an impairment in value may have occurred. Should there be an indication of an impairment in value, Federated compares the carrying value of the asset to the probability-weighted undiscounted future cash flows of the underlying asset to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted future cash flows, the deferred sales commission asset is written down to its estimated fair value determined using discounted future cash flows. There were no impairments to the deferred sales commission asset during the years ended December 31, 2018, 2017 or 2016.
For share classes that do not pay both a distribution fee and CDSC, Federated may be entitled to receive an upfront commission, which is collected from subscribing shareholders and recognized as revenue in Other Service Fees, net—Affiliates on the Consolidated Statements of Income upon investor subscription. For Deferred Sales Commissions that are not capitalized, the Deferred Sales Commissions paid are expensed as incurred and totaled $4.7 million, $1.4 million and $3.1 million for 2018, 2017 and 2016, respectively, and were included in Distribution expense on the Consolidated Statements of Income.
(o) Foreign Currency Translation
The balance sheets of certain foreign subsidiaries of Federated, certain consolidated foreign-denominated investment products and all other foreign-denominated cash or investment balances are translated at the current exchange rate as of the end of the reporting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated Other Comprehensive Loss, net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.

(p) Treasury Stock
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
(q) Revenue Recognition
All of Federated's revenue is earned from contracts with customers, which are generally terminable upon no more than 60 days' notice. Revenue is measured in an amount that reflects the consideration to which Federated expects to be entitled in exchange for providing those services. This amount may be reduced by Fee Waivers. See Note (6) for information about current period Fee Waivers.

Revenue from providing investment advisory, administrative and the majority of other service fees is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control including investor activity and market volatility and is recognized as these uncertainties are resolved. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (4) for information about expected future revenue.

For the distribution performance obligation, control is transferred to the customer at a point in time upon investor subscription and/or redemption. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control including investor activity and market volatility and is recognized as these uncertainties are resolved. For certain revenue, primarily related to distribution and performance fees, Federated may recognize revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved.
The fair value of the investment portfolios managed by Federated is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price evaluation is not readily available from a pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the Federated Funds. For the periods presented, an immaterial amount of AUM was priced in this manner by Federated management. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.
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
Management judgments are used when reviewing newly-created contracts and/or materially-modified contracts to determine whether: (1) Federated is the principal or agent; (2) a contract has multiple performance obligations when Federated is paid a single fee; and (3) two or more contracts should be combined. A change in the conclusion of whether Federated is the principal or agent would result in a change in the revenue being recorded gross or net of payments made to third parties. Different conclusions for the remaining two judgments may change the line items to which revenue is being recorded. There are no significant judgments that would impact the timing of revenue recognition.

(r) Share-Based Compensation
Federated issues shares for share-based awards from treasury stock. Federated recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated's Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated's awards are generally subject to graded vesting schedules. Compensation and Related expense is recognized on a straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and Related expense also includes dividends paid on forfeited awards. Excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) are recognized in the Income Tax Provision in the Consolidated Statements of Income.
Effective July 2, 2018, Federated established a non-public subsidiary share-based compensation plan for certain employees of that subsidiary. Federated recognizes compensation cost based on the grant-date fair value of the awards. Compensation and Related expense is recognized on a straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. See Note (3) for additional information.
(s) Leases
Federated classifies leases as either capital or operating in accordance with the provisions of lease accounting. All leases for the periods presented are classified as operating leases. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. The liability is then reduced when scheduled payments are in excess of the straight-line rent expense. Build-out allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the effective date of the lease. The current portion of remaining deferred lease costs and unamortized build-out allowances is included in Other Current Liabilities and the long-term portion is included in Other Long-Term Liabilities on the Consolidated Balance Sheets.
(t) Advertising Costs
Federated generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other Current Assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed. Federated expensed advertising costs of $5.2 million, $1.5 million and $2.7 million in 2018, 2017 and 2016, respectively, which were included in Advertising and Promotional expense on the Consolidated Statements of Income.
(u) Income Taxes
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
Federated has elected to account for taxes related to temporary basis differences expected to reverse as Global Intangible Low-Taxed Income (GILTI) as tax expense in the period incurred, rather than factoring it into the measurement of deferred taxes.
(v) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, unvested restricted shares of Federated's Class B common stock with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. These unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of basic earnings per share. In addition to the amounts excluded from the basic earnings per share calculation, net income available to unvested shareholders of a nonpublic consolidated subsidiary is excluded from the computation of diluted earnings per share.
(w) Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax is reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on foreign currency translation adjustments. Prior to the adoption of ASU 2016-01, effective January 1, 2018, Accumulated Other Comprehensive Loss, net of tax included unrealized gains and losses on equity securities available for sale. Following the adoption of ASU 2016-01, unrealized gains and losses on these securities are recognized in (Loss) Gain on Securities, net on the Consolidated Statements of Income (see Note (2) for additional information).
(x) Loss Contingencies
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
(y) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it may earn revenue and incur expenses for which discrete financial information is available and is regularly evaluated by Federated's CEO, who is the chief operating decision maker, in deciding how to allocate resources and assess performance. Federated operates in one operating segment, the investment management business, which is primarily conducted within the U.S. Federated's CEO utilizes a consolidated approach to assess performance and allocate resources.

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
Management reevaluated the capitalization and amortization policies of deferred sales commission assets, which resulted in a shorter amortization period. Upon adoption, Federated recorded a cumulative-effect adjustment of $8.1 million as a reduction to Other Long-Term Assets and Retained Earnings. CDSCs received, which were previously recorded as a reduction of deferred sales commission assets, are now being recorded as revenue. Upon adoption, Federated recorded a cumulative-effect adjustment of $8.0 million as an increase to Other Long-Term Assets and Retained Earnings.
For the year ended December 31, 2018, $1.5 million of CDSCs received were recorded as revenue in Other Service Fees, net—Affiliates on the Consolidated Statements of Income. Consideration Payable to Customers (which includes reimbursements or assumptions of fund-related expenses) of $34.3 million for the year ended December 31, 2018 was recorded as a reduction of revenue in Investment Advisory Fees, net—Affiliates (previously recorded primarily as Distribution expense) on the Consolidated Statements of Income. Additionally, certain revenue is now being recorded as a single asset management fee, as it is part of a unitary fee arrangement with a single performance obligation. As such, $6.3 million for the year ended December 31, 2018 was recorded in Investment Advisory Fees, net—Other (previously recorded in Other Service Fees, net—Other) on the Consolidated Statements of Income.
(b) Financial Instruments
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
(c) Statements of Cash Flows
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
(d) Clarifying the Definition of a Business
On January 1, 2018, Federated adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update require that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset (or a group of similar identifiable assets), the assets are not considered to be a business. To be considered a business, an acquisition or disposal must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The amendments also narrow the definition of the term "outputs" to be consistent with Topic 606. The ASU was required to be applied prospectively. The adoption did not have a material impact to Federated's Consolidated Financial Statements.
(e) Reporting on Comprehensive Income
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
(f) Leases
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
Management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management has also elected the practical expedient to not separate lease components from non-lease components, and will not be electing the hindsight practical expedient to determine the lease term. Management has made an accounting policy election to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less. Management will adopt the standard effective January 1, 2019 and has elected the alternative transition method, which does not require the restatement of prior years. Effective January 1, 2019, management will record approximately $112 million as a right-of-use asset and $134 million as a lease liability on the Consolidated Balance Sheets, which consists primarily of Federated's operating real estate leases. The adoption will not have a material impact on Federated's results of operations or cash flows.
(g) Goodwill Impairment
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
(h) Fair Value Measurement
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
(i) Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update is effective for Federated on January 1, 2020, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management plans to elect the prospective adoption approach, which does not require the restatement of prior years. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.

(3) Business Combinations
On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a controlling interest in Hermes (Hermes Acquisition). The addition of London-based Hermes provides the opportunity to further accelerate Federated's growth in markets outside of the U.S. BT Pension Scheme (BTPS) retained a 29.5 percent interest in Hermes and contributed the remaining 10.5 percent interest into an Employee Benefit Trust (EBT) for the benefit of certain members of Hermes' management and other key employees under a long-term incentive plan (LTIP). Federated paid a total of £260.7 million ($344.3 million). Federated funded the transaction through a combination of cash and an $18.0 million drawdown from its existing revolving credit facility (see Note (12) for additional information).
Federated and BTPS entered into a Put and Call Option Deed pursuant to which Federated has a right to exercise a call option to acquire BTPS' remaining 29.5 percent interest in Hermes at fair value and BTPS has a right to exercise a put option to sell its remaining interest in Hermes to Federated at fair value, after the third, fourth or fifth anniversaries, and subject to certain contingencies, the sixth anniversary, of the date of the purchase agreement. Federated does not consider BTPS's 29.5 percent noncontrolling interest in Hermes to be permanent equity, due to it being redeemable at the option of either BTPS or Federated and therefore, is not entirely within Federated's control.
Hermes granted equity awards from the EBT in the form of restricted nonpublic subsidiary stock pursuant to the LTIP to certain members of Hermes' management and other key employees. These awards, which are subject to continued service vesting requirements, vest over a period of three to five years. At various predetermined dates, but no earlier than 9 months after vesting, award holders have a right to exercise a put option to sell shares to Federated at fair value and Federated has a right to exercise a call option to acquire shares at fair value. The grant date fair value of the awards is recognized as Compensation and Related expense in the Consolidated Statements of Income over the relevant vesting periods, with a corresponding adjustment to Redeemable Noncontrolling Interest in Subsidiaries in the Consolidated Balance Sheets. As a result of the grant of the equity awards in a nonpublic consolidated subsidiary under the terms of the LTIP and EBT, the shares are not included in the attribution of the subsidiary's income and losses to noncontrolling interest holders until the awards vest. Therefore, Federated initially recognized the fair value of 33 percent of Hermes as Redeemable Noncontrolling Interest in Subsidiaries on the Consolidated Balance Sheets. The attribution of the subsidiary's income and loss is recognized in Net Income Attributable to the Noncontrolling Interests in Subsidiaries on the Consolidated Statements of Income and is expected to fluctuate as the LTIP awards vest and put/call options are exercised. Federated's diluted earnings per share calculation is adjusted for the proportionate share of net income related to the unvested equity awards in a nonpublic consolidated subsidiary (see Note (17) for additional information). As of December 31, 2018, Redeemable Noncontrolling Interest in Subsidiaries related to Hermes was $170.9 million.
Federated has expensed $15.1 million in transaction costs directly attributable to the Hermes Acquisition. Of this amount, $13.3 million and $1.8 million has been expensed in 2018 and 2017, respectively, primarily recorded in Professional Service Fees on the Consolidated Statements of Income. The transaction costs exclude a $29.0 million derivative loss (see Note (8) for additional information) and a $1.7 million foreign exchange gain recognized in the second quarter of 2018 as a result of holding British pound sterling immediately prior to the Hermes Acquisition.
Federated has performed a valuation of the fair market value of the Hermes Acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for assets acquired (excluding Cash and Cash Equivalents, Other Current Assets and Property and Equipment, net) and liabilities assumed (excluding amounts related to Accrued Compensation and Benefits) is preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of December 31, 2018, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material.

The following table summarizes the allocation of the preliminary purchase price allocation, updated for valuation adjustments made in the fourth quarter 2018:

(in millions)
Cash and Cash Equivalents	$175.8
Other Current Assets[1]	53.7
Goodwill[2]	154.9
Intangible Assets[3]	276.2
Other Long-Term Assets[4]	35.1
Less: Long-Term Deferred Tax Liability, net	(19.5)
Less: Liabilities Assumed[5]	(162.3)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[6]	(169.6)
Total Purchase Price Consideration	$344.3

1	Includes $31.9 million of receivables, substantially all of which has been collected as of December 31, 2018.

2
The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of Hermes. In this instance, goodwill is not deductible for tax purposes.

3
Includes $93.6 million for customer relationships with a weighted-average useful life of 8.4 years, $132.7 million for indefinite-lived renewable investment advisory contracts and $49.9 million for an indefinite-lived trade name, all of which are recorded in Intangible Assets, net on the Consolidated Balance Sheets.

4	Includes $11.2 million of Property and Equipment, net.

5	Includes $130.3 million related to Accrued Compensation and Benefits.

6	The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.
The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the acquisition. For the six months ended December 31, 2018, Hermes earned revenue of $100.8 million and net income of $9.6 million (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests).
The following table summarizes unaudited pro forma financial information assuming the Hermes Acquisition occurred at the beginning of the years presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the Hermes Acquisition been completed on the assumed dates and it is not indicative of future results. In addition, the following pro forma financial information does not reflect the realization of any cost savings (nor does management expect to realize any cost savings) or other synergies from the Hermes Acquisition. The pro forma results include adjustments for the effect of acquisition-related expenses (including the loss on foreign currency forward transactions noted below, compensation and related expense, income tax expense and amortization related to newly acquired intangibles) as well as adjustments to conform to Federated's U.S. GAAP accounting policies.

(in millions)	2018	2017
Revenue	$1,230.5	$1,268.6
Net Income[1]	$241.4	$306.1

1
The year ended December 31, 2018 excludes a $29.0 million loss on foreign currency forward transactions entered into in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition.

(4) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

(in thousands)	2018
Equity	$470,436
Money Market	414,746
Fixed-Income	180,152
Other[1]	70,343
Total Revenue	$1,135,677

1	Includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and stewardship services revenue.

The following table presents Federated's revenue disaggregated by performance obligation:

(in thousands)	2018
Asset Management[1]	$773,418
Administrative Services	199,269
Distribution[2]	146,595
Other[3]	16,395
Total Revenue	$1,135,677

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

3	Includes shareholder service fees and stewardship services revenue.

The following table presents Federated's revenue disaggregated by product type:

(in thousands)	2018
Federated Funds	$942,037
Separate Accounts	187,585
Other[1]	6,055
Total Revenue	$1,135,677

1	Includes stewardship services revenue.

Federated is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.

Federated expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services performance obligations at December 31, 2018. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with a three to twelve month notice. Based on existing contracts and the exchange rates as of December 31, 2018, Federated may record future fixed revenue from stewardship services as presented in the following table:

(in thousands)
2019	$8,231
2020	2,597
2021	1,553
2022 and thereafter	535
Total Remaining Unsatisfied Performance Obligations	$12,916

(5) Concentration Risk
The following information summarizes Federated's revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors.
(a) Revenue Concentration by Asset Class
The following table presents Federated's revenue concentration by asset class over the last three years:

	2018	2017	2016
Equity Assets	41%	38%	33%
Money Market Assets	37%	41%	45%
Fixed-Income Assets	16%	17%	17%
The change in the relative proportion of Federated's revenue attributable to equity assets in 2018, as compared to the same period in 2017, was primarily the result of higher average equity assets mostly as a result of the July 2018 Hermes Acquisition. Because the Hermes Acquisition was primarily comprised of equity assets and alternative/private markets assets, the relative proportion of Federated's revenue attributable to money market assets decreased in 2018 as compared to 2017. Furthermore, Federated's revenue attributable to money market assets decreased as a result of a change in the mix of average money market assets.
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
Low Short-Term Interest Rates
The FOMC raised the federal funds target rate by 0.25% four times during 2018 to its current target range of 2.25%-2.50%, which was the ninth such interest rate increase since December 2015. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, beginning in the fourth quarter of 2008, Federated implemented Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
The impact of such fee waivers on various components of Federated's Consolidated Statements of Income was as follows for the years ended December 31:

in millions	2018	2017	2016
Revenue	$0.0	$(4.4)	$(87.8)
Less: Reduction in Distribution Expense	0.0	3.6	65.8
Operating Income	0.0	(0.8)	(22.0)
Less: Reduction in Noncontrolling Interest	0.0	0.0	0.0
Pre-tax Impact	$0.0	$(0.8)	$(22.0)
The negative pre-tax impact of Voluntary Yield-related Fee Waivers decreased in 2017 as compared to 2016 due primarily to higher yields on instruments held by the money market funds. As previously mentioned, since late 2015, the FOMC increased the federal funds target rate range by 0.25% nine times. The interest rate increase in December 2017 eliminated the need to continue the Voluntary Yield-related Fee Waivers.

(b) Revenue Concentration by Investment Strategy
The following table presents Federated's revenue concentration by investment strategy over the last three years:

	2018	2017	2016
Federated Strategic Value Dividend strategy[1]	15%	18%	15%
Federated Kaufmann Mid-Cap Growth strategy[2]	10%	9%	8%

1	Strategy includes Federated Funds and Separate Accounts.

2	Strategy includes Federated Funds.
A significant and prolonged decline in the AUM in either of these strategies could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with these strategies.
(c) Revenue Concentration by Intermediary
Approximately 13%, 16% and 15% of Federated's total revenue for 2018, 2017 and 2016, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with this intermediary.

(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated, which include Hermes, Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in, and/or receivables from, these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $35.0 million and $27.4 million at December 31, 2018 and 2017, respectively.
In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the years ended December 31, 2018 and 2017, Fee Waivers totaled $358.2 million and $345.5 million, respectively, of which $242.9 million and $222.1 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's NAV, increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and SEC guidance, Federated is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the year ended December 31, 2018 and no material contributions for the year ended December 31, 2017.
In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2018 and 2017.
(a) Consolidated Voting Rights Entities
Most of the Federated Funds meet the definition of a VRE. Federated consolidates certain VREs when it is deemed to have control. Consolidated VREs are reported on Federated's Consolidated Balance Sheets in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.

(b) Consolidated Variable Interest Entities
As of December 31, 2018 and 2017, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs at December 31:

(in millions)	2018	2017
Cash and Cash Equivalents	$0.0	$0.1
Investments—Consolidated Investment Companies	21.2	39.7
Receivables	0.4	1.0
Less: Liabilities	0.3	0.4
Less: Redeemable Noncontrolling Interest in Subsidiaries	11.2	27.7
Federated's Net Interest in Federated Fund VIEs	$10.1	$12.7
Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds.
Federated did not newly consolidate or deconsolidate any VIEs during the year ended December 31, 2018.
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
At December 31, 2018, Federated did not have a variable interest in a non-consolidated VIE. Of the previously disclosed receivables from all Federated Funds, $16.2 million related to non-consolidated VIEs at December 31, 2018 and represented Federated's maximum risk of loss from non-consolidated VIE receivables.
At December 31, 2017, Federated's investment and maximum risk of loss related to a variable interest in a non-consolidated VIE was $0.9 million (recorded in Investments—Affiliates and Other on the Consolidated Balance Sheets) and was entirely related to one Federated Fund. AUM for this non-consolidated Federated Fund totaled $55.8 million at December 31, 2017. Of the previously disclosed receivables from Federated Funds, $2.3 million related to non-consolidated VIEs at December 31, 2017 and represented Federated's maximum risk of loss from non-consolidated VIE receivables.

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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
2018
Financial Assets
Cash and Cash Equivalents	$156,832	$0	$0	$0	$156,832
Investments—Consolidated Investment Companies
Equity Securities	1,269	633	0	0	1,902
Debt Securities	0	20,896	0	0	20,896
Investments—Affiliates and Other
Equity Securities	6,684	403	38	279	7,404
Debt Securities	0	3,456	0	0	3,456
Other	597	0	70	0	667
Total Financial Assets	$165,382	$25,388	$108	$279	$191,157

Total Financial Liabilities[1]	$53	$3,852	$385	$0	$4,290

2017
Financial Assets
Cash and Cash Equivalents	$205,364	$0	$0	$110,900	$316,264
Investments—Consolidated Investment Companies
Equity Securities	5,424	746	0	0	6,170
Debt Securities	0	39,241	0	0	39,241
Investments—Affiliates and Other
Equity Securities	4,564	0	0	302	4,866
Debt Securities	0	2,997	0	0	2,997
Other	123	357	760	0	1,240
Total Financial Assets	$215,475	$43,341	$760	$111,202	$370,778

Total Financial Liabilities[1]	$0	$0	$1,203	$0	$1,203

1	Amounts primarily consist of derivative liabilities and acquisition-related future contingent consideration liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2018 or 2017.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $135.7 million and $311.0 million at December 31, 2018 and 2017, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For an investment in a money market fund that is not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. This investment is included in the NAV Practical Expedient column in the December 31, 2017 table above.
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
Investments—Affiliates and Other—Equity Securities
Investments—Affiliates and Other—Equity Securities primarily represent equity investments in fluctuating-value Federated Funds as well as investments held in Separate Accounts. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. The fair value of certain equity securities traded principally in foreign markets and held in Separate Accounts are determined by third–party pricing services (Level 2). For certain investments in Federated Funds and/or Separate Accounts that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.
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
(b) Fair Value Measurements on a Nonrecurring Basis
Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2018.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(8) Derivatives
During the second quarter of 2018, Federated entered into two foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition. Neither forward was designated as a hedging instrument for accounting purposes. Federated recorded $29.0 million as nonoperating expense in Other, net on the Consolidated Statements of Income as a result of the change in fair value of these derivatives during the second quarter of 2018.
During 2018, a British Pound Sterling denominated majority-owned subsidiary of Federated entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2018, this subsidiary held foreign currency forward derivative instruments with a combined face amount of £46.0 million and expiration dates ranging from March 2019 through September 2019. During the year ended December 31, 2018, Federated recorded $4.0 million as nonoperating expense in Other, net on the Consolidated Statements of Income. As of December 31, 2018, Federated recorded $3.8 million in Other Current Liabilities on the Consolidated Balance Sheets as a result of the change in fair value of these derivative instruments.

(9) Investments
At December 31, 2018 and 2017, Federated held investments in Separate Accounts of $6.8 million and $6.3 million, respectively, and investments in fluctuating-value Federated Funds of $4.1 million and $1.6 million, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets.
Federated's investments held in Separate Accounts as of December 31, 2018 and 2017, were primarily composed of domestic debt securities ($3.5 million and $3.0 million, respectively) and stocks of large U.S. and international companies ($2.7 million and $2.6 million, respectively).
Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (6)). All investments held by these consolidated Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.
Federated's investments held by consolidated Federated Funds as of December 31, 2018 and 2017, were primarily composed of domestic and foreign debt securities ($20.9 million and $39.2 million, respectively) and stocks of small and medium-sized companies ($3.8 million at December 31, 2017).
The following table presents gains and losses recognized in (Loss) Gain on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

(in thousands)	2018	2017	2016
Investments—Consolidated Investment Companies
Unrealized (Losses) Gains	$(3,142)	$771	$4,232
Realized Gains[1]	1,596	3,318	2,358
Realized Losses[1]	(1,970)	(1,073)	(3,678)
Net (Losses) Gains on Investments—Consolidated Investment Companies	(3,516)	3,016	2,912
Investments—Affiliates and Other
Unrealized (Losses) Gains Recognized on Securities Still Held	(1,180)	118	392
Net Realized Gains (Losses) Recognized on Securities Sold[1]	339	4,938	(1,196)
Net (Losses) Gains on Investments—Affiliates and Other	(841)	5,056	(804)
(Loss) Gain on Securities, net	$(4,357)	$8,072	$2,108

1	Realized gains and losses are computed on a specific-identification basis.

(10) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include renewable investment advisory contracts ($204.1 million and $73.9 million at December 31, 2018 and December 31, 2017, respectively) and trade names ($50.1 million and $1.9 million at December 31, 2018 and December 31, 2017, respectively).
(b) Finite-lived intangible assets
Finite-lived intangible assets represent customer relationships and consist of the following at December 31:

(in thousands)	2018	2017
Cost	$96,598	$6,300
Accumulated Amortization	(11,203)	(5,202)
Carrying Value	$85,395	$1,098
The increase of $90.3 million in the cost of the finite-lived intangible assets at December 31, 2018 as compared to December 31, 2017 primarily relates to the Hermes Acquisition. See Note (3) for additional information regarding the Hermes Acquisition.

Amortization expense for finite-lived intangible assets was $6.2 million, $0.6 million and $1.0 million in 2018, 2017 and 2016, respectively, and was recorded as operating expense in Other expense on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments is $11.4 million for 2019 and $10.9 million for each of the years 2020, 2021, 2022 and 2023.

(11) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2018	2017
Computer Software and Hardware	1	to	7 years	$85,894	$62,303
Leasehold Improvements	Up to term of lease			33,379	21,975
Transportation Equipment	3	to	12 years	17,851	17,851
Office Furniture and Equipment	4	to	15 years	6,042	6,102
Total Cost				143,166	108,231
Accumulated Depreciation				(89,937)	(70,561)
Property and Equipment, net				$53,229	$37,670
Depreciation expense was $12.9 million, $11.1 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was recorded in Office and Occupancy expense on the Consolidated Statements of Income.

(12) Debt
On June 5, 2017, Federated entered into the Credit Agreement, which amended and restated Federated's Prior Credit Agreement. The Credit Agreement refinanced $200 million available on the revolving credit facility and $178.5 million outstanding on the term loan facility under the Prior Credit Agreement, replacing both with a $375 million revolving credit facility which has an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly LIBOR plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). Federated had no borrowings under the previous revolving credit facility. The Credit Agreement does not include a term loan facility. On July 1, 2018, Federated entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the Hermes Acquisition. This amendment contains other customary conditions, representations, warranties and covenants.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. As of December 31, 2018 and 2017, the amounts outstanding under the revolving credit facility were $135 million and $170 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 3.474% and 2.486% as of December 31, 2018 and 2017, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of December 31, 2018, Federated has $240 million available for borrowings.
The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the year ended December 31, 2018 (see the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(13) Employee Benefit Plans
(a) 401(k) Plan
Federated offers defined contribution plans to its employees. Its 401(k) plan covers substantially all employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 50% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code (IRC) limitations. Prior to January 1, 2018, Federated's matching contribution was 100% of the first 2% of compensation contributed by an employee and 50% of the next 4% for a total possible match of 4%, subject to IRC compensation limits. For 2018, Federated's matching contribution was 100% of the first 3% of compensation contributed by an employee and 50% of the next 3% for a total possible match of 4.5%, subject to IRC compensation limits. Effective January 1, 2019, Federated's matching contribution is 100% of the first 4% of compensation contributed by an employee and 50% of the next 2% for a total possible match of 5%, subject to IRC limitations. Forfeitures of unvested matching contributions are used to offset future matching contributions. Matching contributions to the 401(k) plan recognized in Compensation and Related expense amounted to $5.7 million, $5.0 million and $4.8 million for 2018, 2017 and 2016, respectively.
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
(b) Employee Stock Purchase Plan
Federated offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2018, 8,706 shares were purchased by employees in this plan and, as of December 31, 2018, a total of 194,224 shares were purchased by employees in this plan on the open market since its inception in 1998.

(14) Share-Based Compensation
(a) Restricted Stock
Federated's long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated's employees and non-management directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan's inception, a total of 30.6 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2018, 4.3 million shares are available under the Plan.
Share-Based Compensation Expense was $23.9 million, $22.5 million and $22.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $5.6 million, $8.4 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the maximum remaining unrecognized compensation expense related to share-based awards approximated $75 million which is expected to be recognized over a weighted-average period of approximately 6 years.
Federated's restricted stock awards represent shares of Federated Class B common stock that may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions on the vested portion of the award typically lapse on the award's fifth- and tenth-year anniversaries. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During these restriction periods, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2018:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2018	3,978,433	$24.90
Granted[1]	899,269	28.30
Vested	(866,259)	25.24
Forfeited	(50,883)	25.54
Non-vested at December 31, 2018	3,960,560	$25.59

1
During 2018, Federated awarded 451,769 shares of restricted Federated Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2018, Federated awarded 447,500 shares of restricted Federated Class B common stock to certain key employees. These restricted stock awards generally vest over a ten-year period.

Federated awarded 899,269 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $28.30 to employees during 2018; awarded 946,570 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $27.20 to employees during 2017; and awarded 943,160 shares of restricted Federated Class B common stock with a weighted-average grant-date fair value of $26.56 to employees during 2016.
The total fair value of restricted stock vested during 2018, 2017 and 2016 was $24.0 million, $23.9 million and $23.9 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated established a non-public subsidiary share-based compensation plan for certain employees of that subsidiary. See Note (3) for additional information. Federated recognized compensation expense for this plan of $4.2 million in Compensation and Related expense on the Consolidated Statements of Income for the six months ended December 31, 2018. At December 31, 2018, the remaining unrecognized compensation expense related to these plan awards approximated $36 million which is expected to be recognized over a weighted-average period of 4 years.

(15) Common Stock
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
(a) Dividends
Cash dividends of $106.9 million, $101.5 million and $205.5 million were paid in 2018, 2017 and 2016, respectively, to holders of Federated common stock. Of the amount paid in 2016, $102.2 million represented a $1.00 per share special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of December 31, 2018. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2018, Federated repurchased 1.2 million shares of its Class B common stock for $29.1 million, nearly all of which were repurchased in the open market. At December 31, 2018, 1.0 million shares remained available to be purchased under Federated's buyback program.

(16) Income Taxes
Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2018	2017	2016
Current:
Federal	$54,447	$106,710	$93,538
State	7,359	9,446	8,121
Foreign	(188)	217	265
Total Current	61,618	116,373	101,924
Deferred:
Federal	7,616	(59,517)	17,057
State	1,750	638	597
Foreign	2,891	(393)	(158)
Total Deferred	12,257	(59,272)	17,496
Total	$73,875	$57,101	$119,420
The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2018	2017	2016
Expected Federal Statutory Income Tax Rate	21.0%	35.0%	35.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	2.4	1.9	1.7
Non-Deductible Executive Compensation	1.1	0.0	0.0
Federal Rate Adjustment to Deferred Taxes[1]	0.0	(20.2)	0.0
Other	0.4	(0.5)	(1.7)
Effective Tax Rate	24.9%	16.2%	35.0%

1	Represents the impact of revaluing the net deferred tax liability due to the enactment of the Tax Act, and includes the federal tax benefit of any state and local deferred taxes.
The effective tax rate for December 31, 2018 increased to 24.9% as compared to 2017's rate of 16.2% primarily due to the 2017 recording of a $70.4 million reduction in Federated's net deferred tax liability due to the Tax Act, partially offset by the reduction of the federal statutory income tax rate to a flat 21.0% effective January 1, 2018. The effective tax rate for December 31, 2017 was lower than the rate for December 31, 2016 primarily due to the aforementioned impact due to the Tax Act.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2018	2017
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$74,213	$48,722
Compensation Related	12,514	7,212
Other	2,553	2,564
Total Deferred Tax Assets	89,280	58,498
Valuation Allowance	(56,925)	(47,955)
Total Deferred Tax Asset, net of Valuation Allowance	$32,355	$10,543
Deferred Tax Liabilities
Intangible Assets	$174,812	$119,885
Property and Equipment	4,646	5,601
Other	1,061	1,926
Total Gross Deferred Tax Liability	$180,519	$127,412
Net Deferred Tax Liability	$148,164	$116,869
Long-Term Deferred Tax Liability, net at December 31, 2018 increased $30.5 million from December 31, 2017 primarily due to an increase in intangible assets acquired in connection with the Hermes Acquisition.
As a result of the revaluation of the net deferred tax liability due to the enactment of the Tax Act, Federated's 2017 results include a $70.4 million reduction to the income tax provision. The Tax Act's international provisions regarding GILTI and the Base Erosion Anti-Avoidance Tax (BEAT) did not have a material impact on Federated's financial statements. The accounting for the income tax effects of the Tax Act is complete and there were no material adjustments.
At December 31, 2018, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $74.2 million, of which the state net operating losses will expire through 2038. Most foreign net operating losses have no expiration period. A valuation allowance has been recognized for $49.1 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $7.8 million (or 31%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entity to which these relate. Federated's remaining deferred tax assets as of December 31, 2018 primarily related to compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated will receive the full benefit of these deferred tax assets due to the expectation that Federated will generate taxable income well in excess of these amounts in the years they become deductible.
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
Federated and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2018 or 2017. Therefore, there were no material changes during 2018, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(17) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for the years ended December 31:

(in thousands, except per share data)	2018	2017	2016
Numerator
Net Income Attributable to Federated Investors, Inc.[1]	$220,297	$291,341	$208,919
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[2]	(8,555)	(11,420)	(7,632)
Total Net Income Attributable to Federated Common Stock - Basic[1]	$211,742	$279,921	$201,287
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(794)	0	0
Total Net Income Attributable to Federated Common Stock - Diluted[1]	$210,948	$279,921	$201,287
Denominator
Basic Weighted-Average Federated Common Stock[3]	96,949	97,411	99,116
Dilutive Potential Shares from Stock Options	0	1	1
Diluted Weighted-Average Federated Common Stock[3]	96,949	97,412	99,117
Earnings Per Share
Net Income Attributable to Federated Common Stock - Basic and Diluted[3,4]	$2.18	$2.87	$2.03

1	2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

2	Includes dividends paid on unvested restricted Federated Class B common shares and their proportionate share of undistributed earnings attributable to Federated shareholders.

3	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

4	2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

(18) Leases
The following is a schedule by year of future minimum payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018:

(in millions)
2019	$17.1
2020	17.9
2021	17.5
2022	18.2
2023	18.3
2024 and Thereafter	72.2
Total Minimum Lease Payments	$161.2
Federated held a material operating lease at December 31, 2018 for its corporate headquarters building in Pittsburgh, Pennsylvania. This lease expires in 2030 and has renewal options for additional periods through 2040. This lease includes provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, at December 31, 2018, Federated had various other operating lease agreements primarily involving additional facilities. These leases are noncancelable and expire on various dates through the year 2027. Most leases include renewal options and, in certain cases, escalation clauses.
Rent expense was $14.7 million, $13.8 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was recorded in Office and Occupancy expense on the Consolidated Statements of Income.

(19) Accumulated Other Comprehensive Loss Attributable to Federated Investors, Inc. Shareholders
The components of Accumulated Other Comprehensive Loss, net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized (Loss) Gain on Equity Securities[1]	Foreign Currency Translation (Loss) Gain	Total
Balance at December 31, 2015	$(3,795)	$(814)	$(4,609)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	4,761	(950)	3,811
Tax Impact	(1,732)	333	(1,399)
Reclassification Adjustment, before tax[2]	2,632	0	2,632
Tax Impact[2]	(958)	0	(958)
Net Current-Period Other Comprehensive Income (Loss)	4,703	(617)	4,086
Balance at December 31, 2016	$908	$(1,431)	$(523)
Other Comprehensive Income Before Reclassifications and Tax	2,546	775	3,321
Tax Impact	(904)	(163)	(1,067)
Reclassification Adjustment, before tax	(3,854)	0	(3,854)
Tax Impact	1,333	0	1,333
Net Current-Period Other Comprehensive (Loss) Income	(879)	612	(267)
Balance at December 31, 2017	$29	$(819)	$(790)
Other Comprehensive Loss Before Reclassifications and Tax	0	(13,607)	(13,607)
Reclassification Adjustment, before tax[3]	(80)	(242)	(322)
Tax Impact[3]	51	51	102
Net Current-Period Other Comprehensive Loss	(29)	(13,798)	(13,827)
Balance at December 31, 2018	$0	$(14,617)	$(14,617)

1
Other than described in notes two and three below, amounts reclassified from Accumulated Other Comprehensive Loss, net of tax were recorded in (Loss) Gain on Securities, net on the Consolidated Statements of Income.

2
Amount includes reclassification of $0.8 million, net of tax from Accumulated Other Comprehensive Loss, net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the 2016 adoption of consolidation guidance.

3
Amount represents the reclassification from Accumulated Other Comprehensive Loss, net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2016-01 and ASU 2018-02.

(20) Commitments and Contingencies
(a) Contractual
Federated is obligated to make certain future payments under various agreements to which it is a party, including debt and operating leases (see Note (12) and Note (18), respectively). The following table summarizes minimum noncancelable payments contractually due under Federated's significant service contracts:

	Payments due in
						After
(in millions)	2019	2020	2021	2022	2023	2023	Total
Purchase Obligations[1]	$26.9	$6.7	$1.1	$0.0	$0.0	$0.0	$34.7
Other Obligations	2.1	0.7	0.0	0.0	0.0	0.0	2.8
Total	$29.0	$7.4	$1.1	$0.0	$0.0	$0.0	$37.5

1
Federated is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2021. Costs for such services are expensed as incurred.

(b) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the other party's claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2018, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2018, Federated does not believe that a material loss related to these claims is reasonably possible.

(21) Segment and Geographic Information
Federated operates in one operating segment, the investment management business.
Federated's revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2018	2017	2016
U.S.	$1,005,948	$1,069,567	$1,116,136
Non-U.S.[1]	129,729	33,357	27,235
Total Revenue	$1,135,677	$1,102,924	$1,143,371

1	This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated's net property and equipment for U.S. and non-U.S. operations was as follows at December 31:

(in thousands)	2018	2017
U.S.	$42,666	$37,328
Non-U.S.[1]	10,563	342
Property and Equipment, net	$53,229	$37,670

1	This represents net property and equipment held by non-U.S. domiciled subsidiaries, primarily in the UK.

(22) Subsequent Events
On January 15, 2019, a British Pound Sterling denominated majority-owned subsidiary of Federated entered into a foreign currency forward transaction with a face amount of £15.0 million and an expiration date of December 2019 in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar.
On January 24, 2019, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 8, 2019, resulting in $27.2 million being paid on February 15, 2019.

(23) Supplementary Quarterly Financial Data (Unaudited)

(in thousands, except per share data, for the quarters ended)	March 31,	June 30,	September 30,	December 31,
2018[1]
Revenue	$263,852	$255,993	$308,616	$307,216
Operating Income	$79,671	$80,757	$81,898	$87,954
Net Income Including the Noncontrolling Interests in Subsidiaries[2]	$60,006	$38,667	$61,994	$61,632
Amounts Attributable to Federated Investors, Inc.
Net Income[2]	$60,331	$38,822	$59,608	$61,536
Earnings Per Common Share – Basic and Diluted	$0.60	$0.38	$0.59	$0.61
2017
Revenue	$273,501	$272,796	$278,315	$278,312
Operating Income	$77,773	$84,211	$88,690	$90,834
Net Income Including the Noncontrolling Interests in Subsidiaries[3]	$51,027	$54,659	$57,241	$131,974
Amounts Attributable to Federated Investors, Inc.
Net Income[3]	$49,641	$53,451	$56,439	$131,810
Earnings Per Common Share – Basic and Diluted[4]	$0.49	$0.53	$0.56	$1.31

1	The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the acquisition.

2	The quarter ended June 30, 2018 includes a $29.0 million loss related to two derivative financial instruments associated with the Hermes Acquisition (see Note (8) for additional information).

3
The quarter ended December 31, 2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

4	The quarter ended December 31, 2017 includes a $0.70 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Federated's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated's Information Statement for the 2019 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated's executive officers is contained in Item 1 of Part I of this Form 10-K under the section Executive Officers of Federated Investors, Inc.
Code of Ethics
In October 2003, Federated adopted a code of ethics for its senior financial officers. This code, updated in July 2018, meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this Form 10-K as Exhibit 14.02. The code of ethics is available at www.FederatedInvestors.com. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated would post such information on its website.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated's Information Statement for the 2019 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding Federated's share-based compensation plans as of December 31, 2018:

Category of share-based compensation plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by shareholders	6,000	$23.56	4,312,833
Equity compensation plans not approved by shareholders	0	0	0
Total	6,000	$23.56	4,312,833

1
Under the Plan, as amended, grants of other share-based awards, such as restricted stock to Federated employees and shares of Federated Class B common stock to non-management directors, may be authorized in addition to the stock options listed above.

All other information required by this Item is contained in Federated's Information Statement for the 2019 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated's Information Statement for the 2019 Annual Meeting of Shareholders under the captions Executive Compensation – Transactions with Related Persons, Executive Compensation – Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated's Information Statement for the 2019 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

2.01
Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02
Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03
Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09
Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

2.10
Management Warranty Deed, dated April 12, 2018, among certain members of management of Hermes Fund Managers Limited, Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-4 (File No. 333-48361))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-4 (File No. 333-48361))

3.03	Restated Bylaws of Federated Investors, Inc.(incorporated by reference to Exhibit 3.1 to the June 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

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

10.85
The Third Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2017 Quarterly Report on Form 10-Q (File No. 001-14818))

10.86
Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.87
Shareholders' Agreement, dated July 2, 2018, among Hermes Fund Managers Limited, BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.88
Put and Call Option Deed, dated July 2, 2018, among BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc.(incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.89
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated July 1, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement, the lenders (as defined in the Third Amended and Restated Credit Agreement, and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.90	UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.92
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 26, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement), the lenders (as defined in the Third Amended and Restated Credit Agreement), and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.93	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (filed herewith)

14.01
Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

14.02	Federated Investors, Inc. Code of Ethics for Senior Financial Officers, as amended July 1, 2018 (filed herewith)

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

FEDERATED INVESTORS, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 22, 2019
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 22, 2019
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 22, 2019
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 22, 2019
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 22, 2019
Michael J. Farrell

/s/ John B. Fisher	Director	February 22, 2019
John B. Fisher

/s/ Marie Milie Jones	Director	February 22, 2019
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.93	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom

14.02	Federated Investors, Inc. Code of Ethics for Senior Financial Officers, as amended July 1, 2018

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document