Form 10-Q
period 2019-03-31
FEDERATED INVESTORS INC /PA/
filed 2019-05-01
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 24, 2019, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,217,123 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels and mix; business mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers); when revenue is recognized; whether performance fees or carried interest will be earned; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; payment obligations pursuant to employment or incentive arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes, tax rates, deferred tax assets and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated, product and market performance and Federated's performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight, and possible deregulation by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels, asset mix and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$134,485	$156,832
Investments—Consolidated Investment Companies	15,593	22,798
Investments—Affiliates and Other	12,033	10,860
Receivables, net of reserve of $191 and $50, respectively	48,708	60,094
Receivables—Affiliates	48,092	34,985
Prepaid Expenses	17,177	16,513
Other Current Assets	2,263	2,019
Total Current Assets	278,351	304,101
Long-Term Assets
Goodwill	813,920	809,608
Intangible Assets, net of accumulated amortization of $14,240 and $11,203, respectively	342,889	339,639
Property and Equipment, net of accumulated depreciation of $89,356 and $89,937, respectively	53,980	53,229
Right-of-Use Assets, net of accumulated amortization of $3,315	109,167	0
Other Long-Term Assets	36,869	37,106
Total Long-Term Assets	1,356,825	1,239,582
Total Assets	$1,635,176	$1,543,683
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$61,381	$56,110
Accrued Compensation and Benefits	40,781	113,865
Lease Liabilities	13,502	0
Other Current Liabilities	16,028	11,205
Total Current Liabilities	131,692	181,180
Long-Term Liabilities
Long-Term Debt	130,000	135,000
Long-Term Deferred Tax Liability, net	153,603	148,164
Long-Term Lease Liabilities	116,813	0
Other Long-Term Liabilities	19,129	39,705
Total Long-Term Liabilities	419,545	322,869
Total Liabilities	551,237	504,049
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	186,200	182,513
PERMANENT EQUITY
Federated Investors, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	374,173	367,063
Retained Earnings	807,322	791,823
Treasury Stock, at Cost, 8,264,583 and 8,702,074 Shares Class B Common Stock, respectively	(276,992)	(287,337)
Accumulated Other Comprehensive Income (Loss), net of tax	(6,953)	(14,617)
Total Permanent Equity	897,739	857,121
Total Liabilities, Temporary Equity and Permanent Equity	$1,635,176	$1,543,683
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2019	2018
Revenue
Investment Advisory Fees, net—Affiliates	$155,607	$135,231
Investment Advisory Fees, net—Other	55,592	39,035
Administrative Service Fees, net—Affiliates	54,135	49,023
Other Service Fees, net—Affiliates	38,610	40,563
Other Service Fees, net—Other	3,106	0
Total Revenue	307,050	263,852
Operating Expenses
Compensation and Related	111,216	78,374
Distribution	77,632	72,498
Systems and Communications	12,794	8,433
Office and Occupancy	11,362	7,541
Professional Service Fees	10,486	9,631
Advertising and Promotional	4,190	3,228
Travel and Related	3,848	2,821
Other	4,633	1,655
Total Operating Expenses	236,161	184,181
Operating Income	70,889	79,671
Nonoperating Income (Expenses)
Investment Income, net	1,030	1,900
Gain (Loss) on Securities, net	1,679	(1,182)
Debt Expense	(1,400)	(1,330)
Other, net	324	(143)
Total Nonoperating Income (Expenses), net	1,633	(755)
Income Before Income Taxes	72,522	78,916
Income Tax Provision	17,911	18,910
Net Income Including the Noncontrolling Interests in Subsidiaries	54,611	60,006
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	65	(325)
Net Income	$54,546	$60,331
Amounts Attributable to Federated Investors, Inc.
Earnings Per Common Share—Basic and Diluted	$0.54	$0.60
Cash Dividends Per Share	$0.27	$0.25
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2019	2018
Net Income Including the Noncontrolling Interests in Subsidiaries	$54,611	$60,006

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	7,664	243
Reclassification Adjustment Related to Foreign Currency Items	0	(191)
Reclassification Adjustment Related to Equity Securities	0	(29)
Temporary Equity
Foreign Currency Translation Gain (Loss)	3,714	0
Other Comprehensive Income (Loss), net of tax	11,378	23
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	65,989	60,029
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	3,779	(325)
Comprehensive Income Attributable to Federated Investors, Inc.	$62,210	$60,354
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2017	$343,378	$697,359	$(278,732)	$(790)	$761,215	$30,163
Adoption of New Accounting Pronouncements	0	125	0	(254)	(129)	0
Net Income	0	60,331	0	0	60,331	(325)
Other Comprehensive Income (Loss), net of tax	0	0	0	277	277	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	500
Stock Award Activity	6,966	(10,721)	10,822	0	7,067	0
Dividends Declared	0	(25,265)	0	0	(25,265)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(1,684)
Purchase of Treasury Stock	0	0	(3,876)	0	(3,876)	0
Balance at March 31, 2018	$350,344	$721,829	$(271,786)	$(767)	$799,620	$28,654
Balance at December 31, 2018	$367,252	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
Net Income	0	54,546	0	0	54,546	65
Other Comprehensive Income (Loss), net of tax	0	0	0	7,664	7,664	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	2,168
Stock Award Activity	7,110	(11,830)	11,830	0	7,110	0
Dividends Declared	0	(27,217)	0	0	(27,217)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(2,260)
Purchase of Treasury Stock	0	0	(1,485)	0	(1,485)	0
Balance at March 31, 2019	$374,362	$807,322	$(276,992)	$(6,953)	$897,739	$186,200
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2019	2018
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$54,611	$60,006
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	592	839
Depreciation and Other Amortization	7,221	2,638
Share-Based Compensation Expense	7,110	6,967
(Gain) Loss on Disposal of Assets	492	(723)
Provision (Benefit) for Deferred Income Taxes	4,696	4,318
Net Unrealized (Gain) Loss on Investments	(2,162)	1,905
Net Sales of Investments—Consolidated Investment Companies	8,136	500
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(575)	3,424
(Increase) Decrease in Prepaid Expenses and Other Assets	2,693	818
Increase (Decrease) in Accounts Payable and Accrued Expenses	(72,337)	(43,666)
Increase (Decrease) in Other Liabilities	6,281	11,070
Net Cash Provided (Used) by Operating Activities	16,758	48,096
Investing Activities
Purchases of Investments—Affiliates and Other	(1,566)	(1,555)
Proceeds from Redemptions of Investments—Affiliates and Other	1,185	1,572
Cash Paid for Property and Equipment	(5,060)	(3,106)
Net Cash Provided (Used) by Investing Activities	(5,441)	(3,089)
Financing Activities
Dividends Paid	(27,217)	(25,265)
Purchases of Treasury Stock	(1,485)	(4,024)
Distributions to Noncontrolling Interest in Subsidiaries	(2,260)	(1,684)
Contributions from Noncontrolling Interest in Subsidiaries	43	500
Proceeds from Shareholders for Share-Based Compensation	0	101
Proceeds from New Borrowings	8,800	0
Payments on Debt	(13,800)	(5,000)
Other Financing Activities	0	(228)
Net Cash Provided (Used) by Financing Activities	(35,919)	(35,600)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	2,264	0
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(22,338)	9,407
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	157,426	316,809
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	135,088	326,216
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	603	607
Cash and Cash Equivalents	$134,485	$325,609
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

These financial statements should be read in conjunction with Federated's Annual Report on Form 10-K for the year ended December 31, 2018. Certain items previously reported have been reclassified to conform to the current period's presentation.

(2) Recent Accounting Pronouncements

(a) Recently Adopted Accounting Guidance

Leases
On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, while retaining a distinction between financing and operating leases. In the third quarter of 2018, the FASB issued ASU 2018-10, which provides improvements to narrow aspects of the guidance and ASU 2018-11, which provides an optional alternative transition method to initially apply the new leases standard at the adoption date (collectively, with ASU 2016-02, Topic 842).

Effective January 1, 2019, Federated adopted Topic 842 using the alternative transition method, which did not require the restatement of prior years. In connection with the adoption of Topic 842, management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management did not elect the hindsight practical expedient to determine the lease term. Upon adoption, Federated recorded $112.2 million as a right-of-use (ROU) asset and $133.7 million as a lease liability on the Consolidated Balance Sheets, which consists primarily of Federated's operating real estate leases. The adoption did not have a material impact on Federated's results of operations or cash flows.

(b) Recently Issued Accounting Guidance Not Yet Adopted

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

(3) Significant Accounting Policies

As a result of the adoption of Topic 842, the following accounting policy has been updated to reflect the new guidance. For a complete listing of Federated's significant accounting policies, please refer to Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

Leases
Prior to the adoption of Topic 842, Federated classified leases as either capital or operating in accordance with the provisions of Topic 840. All leases for the periods presented prior to January 1, 2019 were classified as operating leases. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays was accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments was recorded as a deferred liability. The liability was then reduced when scheduled payments were in excess of the straight-line rent expense. Build-out allowances and other such lease incentives were recorded as deferred credits, and were amortized on a straight-line basis as a reduction of rent expense beginning in the period they were deemed to have been earned, which generally coincided with the effective date of the lease. The current portion of remaining deferred lease costs and unamortized build-out allowances was included in Other Current Liabilities and the long-term portion was included in Other Long-Term Liabilities on the Consolidated Balance Sheets as of and prior to December 31, 2018.

Following the adoption of Topic 842, Federated classifies leases as either operating or financing in accordance with the provisions of Topic 842, and records a ROU asset and a lease liability on the Consolidated Balance Sheets. The lease liability is initially measured at the present value of the unpaid lease payments remaining at the lease commencement date. The ROU asset is initially measured as the lease liability, adjusted for lease payments made prior to the lease commencement date and lease incentives received. In determining the present value of the lease liability, Topic 842 requires a lessee to use the interest rate implicit in the lease or, if that rate is not readily determinable, its incremental borrowing rate (IBR). All leases for the periods presented are classified as operating leases. Management has made the following accounting policy elections: (1) not to separate lease components from non-lease components for all asset classes and (2) to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less. Rent expense is recorded on a straight-line basis over the lease term, beginning on the earlier of the effective date of the lease or the date Federated obtains control of the asset. The lease term may include options to extend the lease when they are reasonably certain of being exercised.

Management judgments are used when reviewing new and/or materially-modified contracts to determine (1) whether the contract is or contains a lease, and (2) the IBR. Management was unable to determine the rates implicit in Federated's leases based on the information available at the commencement date, therefore, management calculated an IBR for each lease. In order to calculate the IBR, management began with readily observable unsecured rates, and adjusted for the following assumptions: (1) collateralization, (2) length remaining in the lease and (3) the type of ROU asset.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Business Combinations

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

Federated and BTPS entered into a Put and Call Option Deed pursuant to which Federated has a right to exercise a call option to acquire BTPS's remaining 29.5 percent interest in Hermes at fair value and BTPS has a right to exercise a put option to sell its remaining interest in Hermes to Federated at fair value, after the third, fourth or fifth anniversaries, and subject to certain contingencies, the sixth anniversary, of the date of the purchase agreement. Federated does not consider BTPS's 29.5 percent noncontrolling interest in Hermes to be permanent equity, due to it being redeemable at the option of either BTPS or Federated and, therefore, is not entirely within Federated's control.

Hermes granted equity awards from the EBT in the form of restricted nonpublic subsidiary stock pursuant to the LTIP to certain members of Hermes management and other key employees. These awards, which are subject to continued service vesting requirements, vest over a period of three to five years. At various predetermined dates, but no earlier than 9 months after vesting, award holders have a right to exercise a put option to sell shares to Federated at fair value and Federated has a right to exercise a call option to acquire shares at fair value. The grant date fair value of the awards is recognized as Compensation and Related expense in the Consolidated Statements of Income over the relevant vesting periods, with a corresponding adjustment to Redeemable Noncontrolling Interest in Subsidiaries in the Consolidated Balance Sheets. As a result of the grant of the equity awards in a nonpublic consolidated subsidiary under the terms of the LTIP and EBT, the shares are not included in the attribution of the subsidiary's income and losses to noncontrolling interest holders until the awards vest. Therefore, Federated initially recognized the fair value of 33 percent of Hermes as Redeemable Noncontrolling Interest in Subsidiaries on the Consolidated Balance Sheets. The attribution of the subsidiary's income and loss is recognized in Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries on the Consolidated Statements of Income and is expected to fluctuate as the LTIP awards vest and put/call options are exercised. Federated's diluted earnings per share calculation is adjusted for the proportionate share of net income related to the unvested equity awards in a nonpublic consolidated subsidiary (see Note (14) for additional information). As of March 31, 2019, Redeemable Noncontrolling Interest in Subsidiaries related to Hermes was $176.1 million.

Federated has performed a valuation of the fair market value of the Hermes Acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for assets acquired (excluding Cash and Cash Equivalents, Other Current Assets and Property and Equipment, net) and liabilities assumed (excluding amounts related to Accrued Compensation and Benefits) is preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of March 31, 2019, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the allocation of the preliminary purchase price allocation, updated for valuation adjustments made in the first quarter 2019:

(in millions)
Cash and Cash Equivalents	$175.8
Other Current Assets[1]	53.7
Goodwill[2]	155.9
Intangible Assets[3]	276.2
Other Long-Term Assets[4]	35.1
Less: Long-Term Deferred Tax Liability, net	(20.5)
Less: Liabilities Acquired[5]	(162.3)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[6]	(169.6)
Total Purchase Price Consideration	$344.3

1	Includes $31.9 million of receivables, substantially all of which has been collected as of March 31, 2019.

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

The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the acquisition. For the three months ended March 31, 2019, Hermes earned revenue of $48.3 million and net income of $0.4 million (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests).

The following table summarizes unaudited pro forma financial information assuming the Hermes Acquisition occurred at the beginning of the period presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the Hermes Acquisition been completed on the assumed date and it is not indicative of future results. In addition, the following pro forma financial information does not reflect the realization of any cost savings (nor does management expect to realize any cost savings) or other synergies from the Hermes Acquisition. The pro forma results include adjustments for the effect of acquisition-related expenses (including compensation and related expense, income tax expense and amortization related to newly acquired intangibles) as well as adjustments to conform to Federated's U.S. GAAP accounting policies.

Three Months Ended
(in millions)	March 31, 2018
Revenue	$307.4
Net Income	$60.2

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Equity	$123,634	$103,609
Money Market	117,307	104,483
Fixed-Income	43,677	45,048
Other[1]	22,432	10,712
Total Revenue	$307,050	$263,852

1
Includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Asset Management[1]	$211,199	$174,266
Administrative Services	54,135	49,023
Distribution[2]	36,246	38,057
Other[3]	5,470	2,506
Total Revenue	$307,050	$263,852

1
The performance obligation may include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.

2
The performance obligation is satisfied at a point in time and may include contingent deferred sales charges and upfront commissions. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.

3	Includes shareholder service fees and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by geographical market:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Domestic	$252,390	$256,092
Foreign[1]	54,660	7,760
Total Revenue	$307,050	$263,852

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

The following table presents Federated's revenue disaggregated by product type:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Federated Funds	$248,352	$224,817
Separate Accounts	55,592	39,035
Other[1]	3,106	0
Total Revenue	$307,050	$263,852

1	Includes stewardship services revenue.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.

Federated expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services performance obligations at March 31, 2019. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with a three to twelve month notice. Based on existing contracts and the exchange rates as of March 31, 2019, Federated may recognize future fixed revenue from stewardship services as presented in the following table:

(in thousands)
Remainder of 2019	$6,892
2020	3,463
2021	1,746
2022 and Thereafter	540
Total Remaining Unsatisfied Performance Obligations	$12,641

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated's revenue concentration by asset class:

	Three Months Ended
	March 31,
	2019	2018
Equity Assets	40%	39%
Money Market Assets	38%	40%
Fixed-Income Assets	14%	17%

The change in the relative proportion of Federated's revenue attributable to equity assets for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily the result of higher average equity assets mostly as a result of the July 2018 Hermes Acquisition. Because the Hermes Acquisition was primarily comprised of equity assets and alternative/private markets assets, the relative proportion of Federated's revenue attributable to money market and fixed-income assets decreased for the three months ended March 31, 2019 as compared to the same period in 2018.

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated's revenue concentration by investment strategy/fund:

	Three Months Ended
	March 31,
	2019	2018
Federated Strategic Value Dividend strategy[1]	11%	17%
Federated Government Obligations Fund	9%	10%
Federated Kaufmann Mid-Cap Growth strategy[2]	9%	10%
1    Strategy includes Federated Funds and Separate Accounts.
2    Strategy includes Federated Funds.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

A significant and prolonged decline in the AUM in these strategies/fund could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with these strategies/fund.

(c) Revenue Concentration by Intermediary

Approximately 12% and 14% of Federated's total revenue for the three months ended March 31, 2019 and 2018, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

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

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three months ended March 31, 2019 and 2018, Fee Waivers totaled $98.8 million and $87.4 million, respectively, of which $68.1 million and $57.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2019 or March 31, 2018.

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2019 and December 31, 2018.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Consolidated Variable Interest Entities

As of March 31, 2019 and December 31, 2018, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	March 31, 2019	December 31, 2018
Investments—Consolidated Investment Companies	$13.9	$21.2
Receivables	0.3	0.4
Less: Liabilities	0.4	0.3
Less: Redeemable Noncontrolling Interest in Subsidiaries	9.6	11.2
Federated's Net Interest in Federated Fund VIEs	$4.2	$10.1

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds.

During the three months ended March 31, 2019, Federated liquidated its investment in one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated redeemed $6.2 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. There were no other consolidations or deconsolidations during the three months ended March 31, 2019.

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

At March 31, 2019, Federated's variable interest in a non-consolidated VIE was $68.3 million (recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to one Federated Fund. AUM for this non-consolidated Federated Fund totaled $5.2 billion at March 31, 2019. At December 31, 2018, Federated did not have a variable interest in a non-consolidated VIE. Of the Receivables—Affiliates at March 31, 2019 and December 31, 2018, $24.3 million and $16.2 million, respectively, related to non-consolidated VIEs and represented Federated's maximum risk of loss from non-consolidated VIE receivables.

(8) Investments

At March 31, 2019 and December 31, 2018, Federated held investments in Separate Accounts of $7.2 million and $6.8 million, respectively, and investments in fluctuating-value Federated Funds of $4.8 million and $4.1 million, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets.

Federated's investments held in Separate Accounts as of March 31, 2019 and December 31, 2018, were primarily composed of domestic debt securities ($3.5 million at both period ends) and stocks of large U.S. and international companies ($3.0 million and $2.7 million, respectively).

Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (7)). All investments held by these consolidated Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.

Federated's investments held by consolidated Federated Funds as of March 31, 2019 and December 31, 2018, were primarily composed of domestic and foreign debt securities ($13.9 million and $20.9 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$1,285	$(1,690)
Realized Gains[1]	107	824
Realized Losses[1]	(568)	(175)
Net Gains (Losses) on Investments—Consolidated Investment Companies	824	(1,041)
Investments—Affiliates and Other
Unrealized Gains (Losses) Recognized on Securities Still Held	877	(215)
Net Realized Gains (Losses) Recognized on Securities Sold[1]	(22)	74
Net Gains (Losses) on Investments—Affiliates and Other	855	(141)
Gain (Loss) on Securities, net	$1,679	$(1,182)

1	Realized gains and losses are computed on a specific-identification basis.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	NAV Practical Expedient	Total
March 31, 2019
Financial Assets
Cash and Cash Equivalents	$134,485	$0	$0	$0	$134,485
Investments—Consolidated Investment Companies
Equity Securities	1,018	721	0	0	1,739
Debt Securities	0	13,854	0	0	13,854
Investments—Affiliates and Other
Equity Securities	7,697	120	41	347	8,205
Debt Securities	0	3,527	301	0	3,828
Other	627	0	70	0	697
Total Financial Assets	$143,827	$18,222	$412	$347	$162,808

Total Financial Liabilities[1]	$14	$782	$571	$0	$1,367

December 31, 2018
Financial Assets
Cash and Cash Equivalents	$156,832	$0	$0	$0	$156,832
Investments—Consolidated Investment Companies
Equity Securities	1,269	633	0	0	1,902
Debt Securities	0	20,896	0	0	20,896
Investments—Affiliates and Other
Equity Securities	6,684	403	38	279	7,404
Debt Securities	0	3,456	0	0	3,456
Other	597	0	70	0	667
Total Financial Assets	$165,382	$25,388	$108	$279	$191,157

Total Financial Liabilities[1]	$53	$3,852	$385	$0	$4,290

1	Amounts primarily consist of derivative liabilities and acquisition-related future contingent consideration liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $118.5 million and $135.7 million at March 31, 2019 and December 31, 2018, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
Investments—Affiliates and Other—Equity Securities
Investments—Affiliates and Other—Equity Securities primarily represent equity investments in fluctuating-value Federated Funds as well as investments held in Separate Accounts. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. The fair value of certain equity securities traded principally in foreign markets are determined by third-party pricing services (Level 2). For certain investments in Federated Funds and/or Separate Accounts that are not publicly available but for which the NAV is calculated daily and for which there are no redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments are included in the NAV Practical Expedient column in the table above.
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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2019.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

Hermes, a British Pound Sterling denominated majority-owned subsidiary of Federated, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of these forwards have been designated as hedging instruments for accounting purposes. As of March 31, 2019, this subsidiary held foreign currency forward derivative instruments with a combined face amount of £46.0 million and expiration dates ranging from June 2019 through December 2019. As a result of the change in fair value of these derivative instruments, Federated recorded a $1.2 million gain as a reduction to Other expense on the Consolidated Statements of Income during the three months ended March 31, 2019, and $0.7 million in Other Current Liabilities on the Consolidated Balance Sheets as of March 31, 2019.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Debt
On June 5, 2017, Federated entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). On July 1, 2018, Federated entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the Hermes Acquisition. This amendment contains other customary conditions, representations, warranties and covenants.

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments prior to the expiration date. As of March 31, 2019 and December 31, 2018, the amounts outstanding under the revolving credit facility were $130 million and $135 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 3.614% and 3.474% as of March 31, 2019 and December 31, 2018, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of March 31, 2019, Federated has $245 million available for borrowings.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the three months ended March 31, 2019 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(12) Share-Based Compensation Plans

During the three months ended March 31, 2019, Federated awarded 498,324 shares of restricted Federated Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over a three-year period.

During 2018, Federated awarded 899,269 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 451,769 shares were awarded in connection with the aforementioned bonus program in 2018. The remaining shares were awarded to certain key employees and generally vest over a ten-year period.

(13) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of March 31, 2019. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the three months ended March 31, 2019, Federated repurchased approximately 61 thousand shares of its Class B common stock for $1.5 million, most

Notes to the Consolidated Financial Statements (continued)
(unaudited)

of which were repurchased in the open market. At March 31, 2019, 1.0 million shares remain available to be purchased under Federated's buyback program.

The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2019 and 2018. Class A shares have been excluded as there was no activity during the three months ended March 31, 2019 or 2018.

	Three Months Ended
	March 31,
	2019	2018
Class B Shares
Beginning Balance	100,803,382	101,100,453
Stock Award Activity	498,324	454,769
Purchase of Treasury Stock	(60,833)	(118,645)
Ending Balance	101,240,873	101,436,577

Treasury Shares
Beginning Balance	8,702,074	8,405,003
Stock Award Activity	(498,324)	(454,769)
Purchase of Treasury Stock	60,833	118,645
Ending Balance	8,264,583	8,068,879

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Numerator
Net Income Attributable to Federated Investors, Inc.	$54,546	$60,331
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,135)	(2,375)
Total Net Income Attributable to Federated Common Stock - Basic	$52,411	$57,956
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(33)	0
Total Net Income Attributable to Federated Common Stock - Diluted	$52,378	$57,956
Denominator
Basic Weighted-Average Federated Common Stock[2]	96,994	97,187
Dilutive Potential Shares from Stock Options	1	2
Diluted Weighted-Average Federated Common Stock[2]	96,995	97,189
Earnings Per Share
Net Income Attributable to Federated Common Stock – Basic and Diluted[2]	$0.54	$0.60

1	Includes dividends paid on unvested restricted Federated Class B Common shares and their proportionate share of undistributed earnings attributable to Federated shareholders.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Commitments and Contingencies

(a) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2019, management does not believe that a material loss related to any of these matters is reasonably possible.

(b) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2019, Federated does not believe that a material loss related to these claims is reasonably possible.

(16) Leases

Federated has material operating leases related to its corporate headquarters in Pittsburgh, Pennsylvania. These leases expire in 2030 and have renewal options for additional periods through 2040. These leases include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, Federated has various other operating lease agreements primarily for additional facilities. These leases are noncancelable and expire on various dates through the year 2027. Most leases include renewal options for additional periods through 2037 and, in certain cases, escalation clauses. The value of the ROU assets and lease liabilities recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.

During the three months ended March 31, 2019 and 2018, Federated recorded $4.4 million and $3.3 million, respectively, in operating lease costs to Office and Occupancy on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments to the operating lease liabilities recorded on the Consolidated Balance Sheets as of March 31, 2019:

(in millions)
Remainder of 2019	$13.5
2020	17.9
2021	17.5
2022	18.2
2023	18.4
2024 and Thereafter	70.2
Total Undiscounted Lease Payments	$155.7
Present Value Adjustment[1]	(25.4)
Net Operating Lease Liabilities	$130.3
1    Calculated using the IBR for each lease.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents other information related to the operating leases recorded on the Consolidated Balance Sheets as of March 31, 2019:

Weighted-average remaining lease term (in years)	9.2
Weighted-average discount rate (IBR)	3.79%
Cash paid for the amounts included in the measurement of lease liabilities (in millions)	$4.7

(17) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Gain (Loss) on Equity Securities	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2017	$29	$(819)	$(790)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	243	243
Reclassification Adjustment, before Tax[1]	(80)	(242)	(322)
Tax Impact[1]	51	51	102
Net Current-Period Other Comprehensive Income (Loss)	(29)	52	23
Balance at March 31, 2018	$0	$(767)	$(767)

Balance at December 31, 2018	$0	$(14,617)	$(14,617)
Other Comprehensive Income (Loss)	0	7,664	7,664
Net Current-Period Other Comprehensive Income (Loss)	0	7,664	7,664
Balance at March 31, 2019	$0	$(6,953)	$(6,953)

1
Amount represents the reclassification from Accumulated Other Comprehensive Income (Loss), net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2016-01 and ASU 2018-02.

(18) Subsequent Events

On April 10, 2019, Hermes, a British Pound Sterling denominated majority-owned subsidiary of Federated, entered into a foreign currency forward transaction with a face amount of £16.0 million and an expiration date of March 2020 in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar.

On April 25, 2019, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 8, 2019 to be paid on May 15, 2019.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

General

Federated is one of the largest investment managers in the U.S. with $484.9 billion in managed assets as of March 31, 2019. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity and multi-asset products and strategies are higher than management-fee rates charged to fixed-income and alternative/private markets products and strategies, which are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
The discussion and analysis of Federated's financial condition and results of operations are based on Federated's Consolidated Financial Statements. Management evaluates Federated's performance at the consolidated level. Therefore, Federated operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated's growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated's financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

Current Regulatory Environment

Domestic
While the pace of new regulation continues at a moderate pace in 2019, and calls for deregulation continue, the SEC (among other regulatory authorities, self-regulatory organizations or exchanges) continues to propose and finalize new rules and regulations. The rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
The calls for deregulation first began through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017. This was followed by a U.S. Department of the Treasury (Treasury Department) report on asset management and insurance in October of 2017 (Treasury Asset Management Report), in which the Treasury Department made various recommendations for deregulation of the asset management industry, including, among others, a recommendation to eliminate Dodd-Frank Act-imposed stress testing requirements for investment advisors and investment companies in favor of stress testing requirements under Rule 2a-7 under the 1940 Act (Rule 2a-7). Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform and a hearing on that bill was held in the Senate in June 2018, and efforts continue in Congress in 2019 to get this legislation passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016.
The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated's business, results of operations, financial condition and/or cash flows. Increased regulation and Regulatory Developments have required, and are expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and have caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and mix, customer relationships, revenues and operating income. Given the slowed pace of regulation and continued calls for deregulation, the degree of impact of Regulatory Developments can vary and is uncertain.
In the first quarter of 2019, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated. For example:

•
On March 20, 2019, the SEC proposed rules and amendments to permit registered closed-end funds and business development companies to use the registration, offering and communications reforms the SEC had previously adopted for operating companies under the 1933 Act and to further harmonize the disclosure and regulatory framework for these funds with that of operating companies. The proposed rules and amendments implement provisions of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "CEF Act") and Small Business Credit Availability Act (the "BDC Act"), and would generally provide eligible closed-end funds and business development companies with flexibility to follow more lenient securities offering rules currently available to traditional public operating companies. The proposed rules and amendments may benefit certain types of business development companies or closed-end funds, such as exchange listed closed-end funds, but would impose additional regulatory requirements on other types of funds, such as continuously offered closed-end funds (including interval and tender offer closed-end funds). Federated offers exchange listed and continuously offered closed-end funds. The public comment period on the proposed rules and amendments ends on June 9, 2019.

•
On February 19, 2019, the SEC proposed a rule and related amendments under the 1933 Act that would enable all issuers, including registered investment companies, to engage in test-the-waters communications with certain institutional investors regarding a contemplated registered securities offering prior to, or following, the filing of a registration statement related to such offering. These communications would be exempt from restrictions imposed by Section 5 of the 1933 Act on written and oral offers prior to or after filing a registration statement and would be limited to qualified institutional buyers and institutional accredited investors. The proposed rule would be non-exclusive and an issuer could rely on other 1933 Act communications rules or exemptions when determining how, when, and what to communicate related to a contemplated securities offering. Under the proposed rule, there would be no filing or legend requirements; the "test-the-waters

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

communications" may not conflict with material information in the related registration statement; and issuers subject to Regulation FD would need to consider whether any information in a "test-the-waters communication" would trigger disclosure obligations under Regulation FD or whether an exemption under Regulation FD would apply. Federated continues to evaluate the potential impact of the proposed rule and related amendments. The public comment period on the proposed rules and amendments ended on April 9, 2019.
Investment management industry participants, such as Federated, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 or in its prior public filings):

•
SEC proposed rule 12d1-4, and amendments, under the 1940 Act on December 19, 2018, which are designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements). At the same time, the SEC rescinded rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The SEC also proposed related amendments to rule 12d-1 under the 1940 Act and Form N-CEN. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. Specifically, proposed rule 12d1-4 would: (1) prohibit an acquiring fund, except one that is part of the same group of investment companies as the acquired fund or one that has a sub-advisor that acts as advisor to the acquired fund, from controlling an acquired fund and requires an applicable acquiring fund that holds more than 3% of an acquired fund's outstanding voting securities to vote those securities in a prescribed manner in order to minimize influence over the acquired fund; (2) prohibit an acquiring fund that acquires more than 3% of an acquired fund's outstanding voting securities from redeeming more than 3% of the acquired fund's total outstanding securities in any 30-day period; (3) impose conditions designed to prevent duplicative and excessive fees in fund of funds arrangements by requiring an evaluation of aggregate fees associated with the investment in the acquired fund and the complexity of the fund of funds arrangement; and (4) prohibit funds from creating three-tier fund of fund structures, except in certain limited circumstances. Rule 12d1-2, which is proposed to be rescinded, permits funds that primarily invest in funds within the same group of investment companies to invest in unaffiliated funds and certain non-fund assets. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ends May 2, 2019. Federated is analyzing the potential impact that the proposed rule, if adopted as proposed, would have on Federated's fund of fund arrangements and relevant products and, as of March 31, 2019, Federated is unable to conclusively determine the impact on its business, results of operations, financial condition and/or cash flows.

•
The SEC adopted a new rule under the 1933 Act on November 30, 2018, to establish, subject to certain conditions, a non-exclusive safe harbor for an unaffiliated broker-dealer participating in a securities offering of a covered investment fund to publish or distribute a covered investment fund research report. The rule was first proposed by the SEC on May 23, 2018. Under the new rule, a broker-dealer's publication or distribution of research reports that satisfy the conditions in the rule would be deemed, for purposes of Sections 2(a)(10) and 5(c) of the 1933 Act, not to constitute an offer for sale or offer to sell a covered investment fund's securities. The new rule generally became effective on January 14, 2019.

•
Three new SEC proposals were issued on April 18, 2018, including Regulation Best Interest, clarifications on an investment advisor's fiduciary duty and a short client or customer relationship summary report (Form CRS). In a December 6, 2018 speech, SEC Chairman Jay Clayton indicated that a key priority for the SEC in 2019 is to finalize Regulation Best Interest, which, if adopted as proposed, would require broker-dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities and to put the retail customer's interests ahead of the broker-dealer's interests when making recommendations. Moreover, until Regulation Best Interest is finalized, it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back or continue changes made prior to mid-2018 when the Department of Labor's rule imposing a modified fiduciary standard for retirement plan advisors (DOL Fiduciary Rule) was vacated in its entirety. These changes included, for example, eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It is also uncertain to what degree a final Regulation Best Interest may impact the types of products that intermediaries, such as broker-dealers, may offer to their customers, and to what degree, if any, such an impact may have on demand for Federated's products and services or how they are offered and sold.

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

•
The SEC adopted amendments on June 28, 2018 to the public liquidity-related disclosure requirements for open-end mutual funds to assist in providing investors with accessible and useful information about the liquidity risk management practices of the funds in which they invest. Under the amendments, funds will be required to discuss in their annual or semi-annual shareholder reports the operation and effectiveness of their liquidity risk management program, replacing a pending requirement that funds publicly provide the aggregate liquidity classification profile of their portfolios on Form N-PORT. This rule became effective on September 10, 2018, with a compliance date for the Form N-PORT amendments of June 1, 2019, and a compliance date for the shareholder report disclosure requirements of December 1, 2019, for larger fund complexes, such as Federated's SEC-registered Federated Funds.

•
The SEC proposed rule 6c-11 under the 1940 Act (Rule 6c-11) on June 28, 2018, which would (1) permit ETFs that satisfy certain conditions to operate without the expense and delay of obtaining an exemptive order; (2) impose certain enhanced disclosure requirements regarding ETF trading costs; and (3) amend Form N-CEN to require ETFs to (a) report whether they rely on Rule 6c-11 and (b) report additional information to allow the SEC to confirm compliance with Rule 6c-11. The public comment period on the proposed rule ended on October 1, 2018.

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

•
The SEC adopted rules on October 13, 2016 relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Under the reporting modernization rules, the Federated Funds that are registered under the 1940 Act were required to report on Form N-CEN beginning in June 2018. For larger fund complexes, such as Federated's SEC-registered Federated Funds, required information for Form N-PORT was required to be compiled, maintained and made available to the SEC from and after June 1, 2018 and filing of Form N-PORT was required to begin as of April 30, 2019. On February 27, 2019, the SEC issued an interim final rule that modified the timing requirements for filing monthly reports on Form N-PORT by amending Rule 30b1-9 under the 1940 Act and Form N-PORT to (1) require funds to file a report on Form N-PORT for each month in the fund's fiscal quarter not later than 60 days after the end of that fiscal quarter and (2) require funds, no later than 30 days after the end of each month to maintain in their records the information that is required to be included in Form N-PORT. Regarding the liquidity management rules, compliance with

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

disclosure and certain other elements of the rules was required by June 1, 2017. Federated established its liquidity risk management program by December 1, 2018, as required for larger fund complexes. The rules' limitation of illiquid investments to 15% of net assets also took effect on December 1, 2018. The SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September 2017, and the implementation of the liquidity bucketing requirement until June 1, 2019. In the SEC's interim final rule issued on February 27, 2019, the SEC also amended Form N-LIQUID to permit funds to include additional narrative information in their reports that relate to the circumstances surrounding a liquidity event. Federated has procedures in place to file Form N-LIQUID when required pursuant to the form. As of March 31, 2019, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated's investment management subsidiaries and the Federated Funds. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, the impact of the UK's vote to exit the European Union (EU) (known as "Brexit"), share class selection, fixed-income and high yield liquidity, liquidity controls, liquid alternatives and cybersecurity. The SEC has announced that it will focus on matters important to retail investors, compliance in registrants responsible for critical market infrastructure, digital assets, cyber security and anti-money laundering, among other matters, as examination priorities in 2019. Over the past three years, the SEC staff also issued various guidance statements on cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosures in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. On October 11, 2018, the SEC also adopted a Strategic Plan for Fiscal Years 2018-2022 that describes using the SEC's examination resources to bolster regulatory requirements and protect investors. These investigations, actions and examinations have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies, the changes in SEC management, and the possibility of a continuing slower pace for new regulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
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
The activities of the Financial Stability Oversight Council (FSOC) also continue to be monitored by the investment management industry, including Federated. Since FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persisted that FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, the FSOC should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. In its 2018 Annual Report published on December 19, 2018, FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry. On March 6, 2019, the FSOC issued new proposed guidance regarding the designation of non-bank financial companies as systemically important financial institutions. Under the proposed guidance, FSOC changes its designation approach from an entity-based approach to an activities-based approach under which an individual firm would only be designated by the FSOC if the FSOC determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Under the proposed guidance, among other things, the FSOC is required first to focus on regulating activities that pose systemic risk, through actions by primary regulators. This differs from the FSOC's historical focus on designating individual firms as systemically important. Under the proposed guidance, the FSOC also would make the designation process more transparent by inviting participation and engagement by firms under consideration for designation. The FSOC also would be required to conduct a cost benefit analysis prior to making a designation, which must include an analysis of the likelihood of the potential systemic impact actually occurring. The FSOC is expected to continue to focus on risks facing the investment management industry, and review and monitor SEC efforts on reporting modernization, liquidity management and derivatives as the primary regulator for the investment management industry.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Certain Democratic candidates for the 2020 Presidential election have expressed support for a financial transactions tax (FTT) that would impose a 0.1% or 0.2% tax on securities transactions. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would impose a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, and initial securities issuances and short-term debt would be exempt. Management does not believe this legislation would be enacted under President Trump's administration.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. Management continues to believe that, as interest rates remain at higher levels or continue to rise, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund. While 2018 and the first quarter of 2019 did see a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return the asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels; therefore, the degree of improvement to Federated's prime money market business can vary and is uncertain.
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
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules, the 1940 Act and other applicable laws and regulations. Among other actions, Federated developed an educational website to assist clients with compliance with the DOL Fiduciary Rule (now vacated), increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares, which currently are not being offered, to 33 Federated Funds. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other things, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause changes in asset flows, levels and mix, as well as customer relationships.
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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as other Regulatory Developments, have been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of March 31, 2019, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the possibility for a continuing slower pace for new regulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of March 31, 2019, while the FSOC's change in focus and continuing FSOC transparency efforts have reduced the possibility of any Federated products being designated a systemically important non-bank financial company by the FSOC, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
With the UK Parliament rejecting Prime Minister Theresa May's proposed Brexit withdrawal agreement three times, the EU Parliament has granted the UK an extension from the April 12, 2019 Brexit deadline "for as long as necessary," but no longer than October 31, 2019. The extension to October 31, 2019 is also conditioned upon the UK holding EU Parliamentary elections in May and should they fail to do so, the UK would leave the EU on June 1, 2019. The Prime Minister is expected to continue negotiations with the UK Parliament to avoid the possibility of Brexit occurring on October 31, 2019. As negotiations continue, concerns mount regarding the value of the British Pound Sterling, the UK's credit rating, the impact on the financial markets, and the legal and regulatory impact of a hard Brexit, including, among other potential impacts, on the ability of investment management industry participants to offer and sell UK-based products in the EU and EU-based products in the UK.
Among other terms, the withdrawal agreement, agreed between the EU and the UK Government, but rejected by the UK Parliament, contains the following components: (1) maintaining a common rule book for industrial goods and agricultural products, other than common agricultural and fishery policies, but not services; (2) ensuring a fair trading environment through reciprocal commitments relating to state aid and cooperative arrangements between regulators on competition and maintaining high regulatory standards for the environment, climate change, social issues, employment, and consumer protection; (3) establishing a joint institutional framework to provide for the consistent interpretation and application of UK-EU agreements in the UK and EU courts and appropriate resolution of disputes, including through the establishment of a joint committee of representatives from the UK and EU; and (4) developing a new business-friendly customs model and facilitated customs arrangement that operates as a combined customs territory and removes the need for customs checks and controls between the UK and EU. Under this arrangement, the UK would have applied UK tariffs and trade policy for goods intended for the UK and the EU's tariffs and trade policy for goods intended for the EU. The proposed withdrawal agreement also included a backstop plan that would have kept the UK in a customs union with the EU until a permanent trade deal could be agreed upon to avoid a hard border in Northern Ireland. Discussions are underway in the UK Parliament with the Labour Party to see if an agreement can be reached on a way to move forward towards an acceptable outcome. These cross-party talks have been reported to be positive and productive.
Given the uncertainty surrounding whether a withdrawal agreement can be reached, the process for agreeing and implementing the UK's withdrawal from the EU may result in a hard Brexit. As time passes without a withdrawal agreement in place, significant political, economic, legal and regulatory uncertainty is likely to continue to increase. See Item 1A - Risk Factors of Federated's Form 10-K for the fiscal year ended December 31, 2018 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. For example, while EU Directives have been approved by the UK Parliament, EU regulations generally are effective in the EU without local parliament action and will need to be approved by the UK Parliament to remain in effect post-Brexit. If the UK does not remain part of the single European market in

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

connection with a hard Brexit, the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as money market fund reform and the implementation of an FTT. Despite the disagreement on the withdrawal agreement, UK and EU regulators have taken steps to address the uncertainty created by a potential hard Brexit. For example, the UK Financial Conduct Authority (FCA), the European Securities and Markets Authority (ESMA), and other EU regulators have agreed to two Memoranda of Understanding (MoUs) that cover cooperation and exchange of information in the event the UK leaves the EU without a withdrawal agreement and an implementation period. Specifically, the MoUs are multilateral MoUs, one with the EU and European Economic Area (EEA) National Competent Authorities (NCAs) covering supervisory cooperation, enforcement and information exchange; and one with ESMA covering supervision of Credit Rating Agencies and Trade Repositories.
The FCA also is implementing a temporary permissions regime that, if a hard Brexit occurs, will allow EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and will allow EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries in the event of a hard Brexit. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of March 31, 2019, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. Federated continues to expend internal and external resources on contingency planning for Brexit, but the uncertainty around the terms of the UK's withdrawal from the EU make such planning difficult. For example, Hermes organized a subsidiary based in Dublin, Ireland, and established offices in Germany and Denmark, as part of Brexit contingency planning for its business. The Hermes Acquisition increases the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
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
Investment management industry participants, including Federated, continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 or in prior public filings):

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

•
The EU Securitization Regulation became applicable on January 1, 2019 for originators, sponsors, lenders, securitization special purpose entities, and institutional investors, including among others, UCITs funds, alternative investment fund managers and investment firms. Among other requirements, this regulation establishes requirements for due diligence, risk retention and transparency of disclosure for those involved in securitization transactions. For example, the regulation requires investors to conduct due diligence, and to maintain written policies on due diligence and monitoring. The EU also will insist on investors only investing in products where the originator, lender or sponsor maintains at least a 5% retention in the product, even if another country (such as the U.S.) removes their requirement for a 5% risk retention. The regulation also requires the performance of stress tests on cash flows and collateral values or, in the absence of stress testing, testing based on assumptions having regard to the nature, scale and complexity of risk positions. The regulation also requires internal reporting to a relevant management body so that such management body is aware of material risks and can ensure that they are appropriately managed. Finally, under the regulation, the originators, sponsors or lenders involved with a securitized product have to agree amongst themselves to publish information that will be publicly available via repositories that will enable investors to more easily conduct due diligence when investing in securitized products.

•
A European FTT also continues to be discussed without the FTT being adopted. Notwithstanding challenges to its legality, these discussions continue to involve, among other topics, the scope, application and allocation of the FTT, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 3, 2018, Germany and France discussed with other EU Member States, including Austria, Belgium, Greece, Italy, Portugal, Slovakia, Slovenia and Spain, at a finance ministers' meeting in Brussels, a renewed proposal for a European FTT based on an existing French FTT on stock trades involving domestically issued shares by companies with a market capitalization over one billion Euros. It has been reported that the Belgian Finance Minister indicated that the German-French initiative is a positive evolution in the discussions, and the Austrian Finance Minister indicated that more information is needed to assess the proposal, that an FTT with the scope limited to domestically issued shares would not be a real FTT, and that the finance ministers will consider it as a possible alternative. This new German-French initiative is narrower than prior proposals for a European FTT, which involved a broader, more substantial FTT applicable to securities transactions, including derivatives. For example, prior proposals would have imposed a 0.1% tax on equity and bond trades and a 0.01% tax on derivative transactions. The latest FTT proposal in 2019 would levy a 0.2% tax on the purchase price of shares issued by companies based in one of the participating countries and whose market capitalization exceeds €1 billion. This FTT would apply even if a transaction occurs outside the EU. Market-making activity would be exempt, and intraday transactions would also be exempt from this FTT, such that it would only apply to net positions in an applicable security at the end of a day. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty of Brexit, it is unclear whether a UK FTT will be advanced in 2019.

•
The FCA has issued its final guidance on extending the Senior Managers and Certification Regime (SMCR) to insurers and all other firms offering financial services in the UK, intended to increase accountability for senior personnel and key staff. The FCA designates certain "senior management functions" and "certification functions." Under the SMCR, personnel conducting senior management functions (called Senior Managers) will need to be approved by the FCA and, those approved, will be listed in a Financial Services Register. Personnel that do not perform senior management functions but whose role could cause significant harm to customers or the firm are considered to perform certification functions (called Certification Staff). As such, firms are required to certify that such personnel are fit and proper to perform their roles. Both Senior Managers and Certification Staff must be identified and trained by December 9, 2019. Firms will have an additional twelve months to complete the certification process for Certification Staff. All staff (other than ancillary staff) will be subject to certain conduct rules set forth by the FCA.

The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated. Building on consultations and other reports published from 2015 through 2019 regarding methodologies for identifying non-bank non-insurer global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and implement regulatory reforms affecting, money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. For example, in its 4th Annual Report published on November 28, 2018, among other topics, the FSB stated that it continues to monitor and assess the growth and risks in non-bank intermediation, including, for example, liquidity, digitalization of finance (or financial technology), crypto-assets, and artificial intelligence, and that it will continue to promote cross-border cooperation amongst regulators. In November 2018, IOSCO published an

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

update on its principles for the regulation and supervision of commodity derivatives markets and a consultation paper on leverage. In the consultation paper, IOSCO outlined a proposed framework that could be used by regulators to calculate and analyze leverage in investment funds, and requested comments by February 1, 2019.
The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. The BoE continues to encourage firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and to seek assurances that firms' senior managers and boards understand the risks associated with this transition. Regulators in the U.S. and other countries also are working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee at the Federal Reserve Bank of New York. In a December 6, 2018 speech, SEC Chairman Jay Clayton discussed the transition from LIBOR, noting that the SEC is working with other regulators to monitor risks and work needs to be done to develop a SOFR term structure that will facilitate the transition. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address these effects, and may increase operating expenses.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the post-implementation impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit or FCA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit, also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European Regulatory Developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of March 31, 2019, Federated is unable to conclusively assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to conclusively assess at this time whether, or the degree to which, Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increases the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2019	2018
By Asset Class
Equity	$80,245	$58,830	36%
Fixed-Income	64,107	62,205	3
Alternative / Private Markets[1]	17,854	343	NM
Multi-Asset	4,259	4,843	(12)
Total Long-Term Assets	166,465	126,221	32
Money Market	318,413	265,944	20
Total Managed Assets	$484,878	$392,165	24%

By Product Type
Funds:
Equity	$42,057	$31,507	33%
Fixed-Income	41,189	40,529	2
Alternative / Private Markets[1]	11,164	343	NM
Multi-Asset	4,072	4,620	(12)
Total Long-Term Assets	98,482	76,999	28
Money Market	214,764	182,437	18
Total Fund Assets	313,246	259,436	21
Separate Accounts:
Equity	38,188	27,323	40
Fixed-Income	22,918	21,676	6
Alternative / Private Markets	6,690	0	NM
Multi-Asset	187	223	(16)
Total Long-Term Assets	67,983	49,222	38
Money Market	103,649	83,507	24
Total Separate Account Assets	171,632	132,729	29
Total Managed Assets	$484,878	$392,165	24%

1	The balance at March 31, 2019 includes $8.1 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2019	2018
By Asset Class
Equity	$77,554	$61,555	26%
Fixed-Income	64,167	63,538	1
Alternative / Private Markets[1]	18,311	355	NM
Multi-Asset	4,225	4,979	(15)
Total Long-Term Assets	164,257	130,427	26
Money Market	311,150	267,546	16
Total Average Managed Assets	$475,407	$397,973	19%

By Product Type
Funds:
Equity	$40,217	$32,680	23%
Fixed-Income	41,095	41,022	0
Alternative / Private Markets[1]	11,545	355	NM
Multi-Asset	4,042	4,749	(15)
Total Long-Term Assets	96,899	78,806	23
Money Market	209,260	181,856	15
Total Average Fund Assets	306,159	260,662	17
Separate Accounts:
Equity	37,337	28,875	29
Fixed-Income	23,072	22,516	2
Alternative / Private Markets	6,766	0	NM
Multi-Asset	183	230	(20)
Total Long-Term Assets	67,358	51,621	30
Money Market	101,890	85,690	19
Total Average Separate Account Assets	169,248	137,311	23
Total Average Managed Assets	$475,407	$397,973	19%

1
The average for the three months ended March 31, 2019 includes $8.4 billion of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2019	2018
Equity Funds
Beginning Assets	$36,584	$33,008
Sales	3,412	1,680
Redemptions	(3,003)	(2,772)
Net Sales (Redemptions)	409	(1,092)
Net Exchanges	13	(130)
Impact of Foreign Exchange[1]	(15)	0
Market Gains and Losses[2]	5,066	(279)
Ending Assets	$42,057	$31,507

Equity Separate Accounts
Beginning Assets	$35,913	$29,808
Sales[3]	1,724	1,513
Redemptions[3]	(2,923)	(2,486)
Net Sales (Redemptions)[3]	(1,199)	(973)
Net Exchanges	0	3
Impact of Foreign Exchange[1]	(107)	0
Market Gains and Losses[2]	3,581	(1,515)
Ending Assets	$38,188	$27,323

Total Equity
Beginning Assets	$72,497	$62,816
Sales[3]	5,136	3,193
Redemptions[3]	(5,926)	(5,258)
Net Sales (Redemptions)[3]	(790)	(2,065)
Net Exchanges	13	(127)
Impact of Foreign Exchange[1]	(122)	0
Market Gains and Losses[2]	8,647	(1,794)
Ending Assets	$80,245	$58,830

1
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019 (previously included in Market Gains and Losses).

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2019	2018
Fixed-Income Funds
Beginning Assets	$40,490	$41,144
Sales	4,154	4,107
Redemptions	(4,726)	(4,567)
Net Sales (Redemptions)	(572)	(460)
Net Exchanges	(8)	127
Impact of Foreign Exchange[1]	23	0
Market Gains and Losses[2]	1,256	(282)
Ending Assets	$41,189	$40,529

Fixed-Income Separate Accounts
Beginning Assets	$22,668	$23,016
Sales[3]	1,262	801
Redemptions[3]	(1,615)	(2,027)
Net Sales (Redemptions)[3]	(353)	(1,226)
Net Exchanges	(25)	0
Impact of Foreign Exchange[1]	(15)	0
Market Gains and Losses[2]	643	(114)
Ending Assets	$22,918	$21,676

Total Fixed-Income
Beginning Assets	$63,158	$64,160
Sales[3]	5,416	4,908
Redemptions[3]	(6,341)	(6,594)
Net Sales (Redemptions)[3]	(925)	(1,686)
Net Exchanges	(33)	127
Impact of Foreign Exchange[1]	8	0
Market Gains and Losses[2]	1,899	(396)
Ending Assets	$64,107	$62,205

1
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019 (previously included in Market Gains and Losses).

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2019	2018
Alternative / Private Markets Funds[1]
Beginning Assets	$11,365	$366
Sales	254	41
Redemptions	(387)	(67)
Net Sales (Redemptions)	(133)	(26)
Net Exchanges	(2)	1
Impact of Foreign Exchange[2]	240	0
Market Gains and Losses[3]	(306)	2
Ending Assets	$11,164	$343

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,953	$0
Sales[4]	59	0
Redemptions[4]	(471)	0
Net Sales (Redemptions)[4]	(412)	0
Impact of Foreign Exchange[2]	147	0
Market Gains and Losses[3]	2	0
Ending Assets	$6,690	$0

Total Alternative / Private Markets[1]
Beginning Assets	$18,318	$366
Sales[4]	313	41
Redemptions[4]	(858)	(67)
Net Sales (Redemptions)[4]	(545)	(26)
Net Exchanges	(2)	1
Impact of Foreign Exchange[2]	387	0
Market Gains and Losses[3]	(304)	2
Ending Assets	$17,854	$343

1	The balance at March 31, 2019 includes $8.1 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019 (previously included in Market Gains and Losses).

3
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2019	2018
Multi-Asset Funds
Beginning Assets	$3,920	$4,783
Sales	102	128
Redemptions	(235)	(228)
Net Sales (Redemptions)	(133)	(100)
Net Exchanges	2	0
Market Gains and Losses[1]	283	(63)
Ending Assets	$4,072	$4,620

Multi-Asset Separate Accounts
Beginning Assets	$173	$231
Sales[2]	2	0
Redemptions[2]	(6)	(7)
Net Sales (Redemptions)[2]	(4)	(7)
Market Gains and Losses[1]	18	(1)
Ending Assets	$187	$223

Total Multi-Asset
Beginning Assets	$4,093	$5,014
Sales[2]	104	128
Redemptions[2]	(241)	(235)
Net Sales (Redemptions)[2]	(137)	(107)
Net Exchanges	2	0
Market Gains and Losses[1]	301	(64)
Ending Assets	$4,259	$4,843

1	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2019	2018
Total Long-Term Fund Assets[1]
Beginning Assets	$92,359	$79,301
Sales	7,922	5,956
Redemptions	(8,351)	(7,634)
Net Sales (Redemptions)	(429)	(1,678)
Net Exchanges	5	(2)
Impact of Foreign Exchange[2]	248	0
Market Gains and Losses[3]	6,299	(622)
Ending Assets	$98,482	$76,999

Total Long-Term Separate Accounts Assets
Beginning Assets	$65,707	$53,055
Sales[4]	3,047	2,314
Redemptions[4]	(5,015)	(4,520)
Net Sales (Redemptions)[4]	(1,968)	(2,206)
Net Exchanges	(25)	3
Impact of Foreign Exchange[2]	25	0
Market Gains and Losses[3]	4,244	(1,630)
Ending Assets	$67,983	$49,222

Total Long-Term Assets[1]
Beginning Assets	$158,066	$132,356
Sales[4]	10,969	8,270
Redemptions[4]	(13,366)	(12,154)
Net Sales (Redemptions)[4]	(2,397)	(3,884)
Net Exchanges	(20)	1
Impact of Foreign Exchange[2]	273	0
Market Gains and Losses[3]	10,543	(2,252)
Ending Assets	$166,465	$126,221

1	The balance at March 31, 2019 includes $8.1 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019 (previously included in Market Gains and Losses).

3
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
By Asset Class
Money Market	65%	67%	38%	40%
Equity	16%	16%	40%	39%
Fixed-Income	14%	16%	14%	17%
Alternative / Private Markets	4%	0%	4%	0%
Multi-Asset	1%	1%	3%	4%
Other	--	--	1%	0%
By Product Type
Funds:
Money Market	44%	46%	35%	37%
Equity	8%	9%	30%	30%
Fixed-Income	9%	10%	12%	14%
Alternative / Private Markets	3%	0%	1%	0%
Multi-Asset	1%	1%	3%	4%
Separate Accounts:
Money Market	21%	21%	3%	3%
Equity	8%	7%	10%	9%
Fixed-Income	5%	6%	2%	3%
Alternative / Private Markets	1%	0%	3%	0%
Other	--	--	1%	0%

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

As of March 31, 2019, total managed assets increased 24% from March 31, 2018 primarily due to an increase in money market assets, and to a lesser extent, an increase in equity assets and alternative/private markets assets as a result of the Hermes Acquisition. Total average money market assets increased 16% for the three months ended March 31, 2019 as compared to the same period in 2018. Period-end money market assets increased 20% at March 31, 2019 as compared to March 31, 2018. Average equity assets increased 26% for the three months ended March 31, 2019 as compared to the same period in 2018. Period-end equity assets increased 36% at March 31, 2019 as compared to March 31, 2018 primarily due to the Hermes Acquisition. Average fixed-income assets increased 1% for the three months ended March 31, 2019 as compared to the same period in 2018. Period-end fixed-income assets increased 3% at March 31, 2019 as compared to March 31, 2018, primarily due to the Hermes Acquisition and market appreciation, partially offset by net redemptions. The first quarter saw a strong reversal of fourth-quarter 2018's spike in volatility, fueled by a dramatic Federal Reserve (Fed) policy shift in which it signaled it would hold off on rate increases this year and would bring an earlier-than-expected end to its balance sheet reduction program. The moves, initially telegraphed by Fed officials in early January, were affirmed in policy-setting Federal Open Market Committee meetings that month and in March. The turnabout from earlier plans to raise its target rate at least two times in 2019 sparked the strongest quarter for stocks in nearly 10 years as measured by the S&P 500 Index and the best first quarter ever for high-yield bonds as measured by the Bloomberg Barclays U.S. Corporate High Yield 2% Issuer Capped Index. Expectations that the Fed may have ceased considering further rate increases also sent the 10-year Treasury yield falling from 2.68% at the end of 2018 to 2.41% at the end of March. This caused a brief inversion on the front end of the yield curve as yields on 10-year Treasuries dipped below those on 3-month Treasuries in the final week of trading in March.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $43.2 million for the three-month period ended March 31, 2019 as compared to the same period in 2018 primarily due to (1) $48.3 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and (2) an increase of $16.0 million due to higher average money market assets. This increase in revenue included performance fees of $3.1 million, of which $2.8 million is included in the revenue from Hermes activity. These increases in revenue were partially offset by decreases of $12.4 million and $3.3 million due to lower average equity and fixed-income assets (excluding the impact of the Hermes Acquisition), respectively.

For the three-month period ended March 31, 2019 and 2018, Federated's ratio of revenue to average managed assets was 0.26% and 0.27%, respectively.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2019 increased $52.0 million as compared to the same period in 2018 primarily due to (1) $48.5 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 (which excludes acquisition-related intangible amortization expense of $2.8 million for the three-month period ended March 31, 2019) and (2) an increase of $5.1 million in Distribution expense primarily related to higher average money market fund assets.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $2.4 million for the three-month period ended March 31, 2019 as compared to the same period in 2018 due primarily to an increase of $2.9 million in Gain (Loss) on Securities, net primarily due to an increase in the market value of investments, mostly from securities held by consolidated investment companies ($1.9 million).
Income Taxes. The income tax provision was $17.9 million for the three-month period ended March 31, 2019 as compared to$18.9 million for the same period in 2018. The decrease in the income tax provision was primarily due to lower income before income taxes. The effective tax rate was 24.7% for the three-month period ended March 31, 2019 as compared to 24.0% for the same period in 2018.

Net Income Attributable to Federated Investors, Inc. Net income decreased $5.8 million for the three-month period ended March 31, 2019 as compared to the same period in 2018, primarily as a result of the changes in revenues and expenses noted above. Diluted earnings per share for the three-month period ended March 31, 2019 decreased $0.06 as compared to the same period in March 31, 2018 primarily due to decreased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2019, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $204.4 million as compared to $222.1 million at December 31, 2018. The change in liquid assets is discussed below.

At March 31, 2019, Federated's liquid assets included investments in certain money market and fluctuating-value Federated Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its various types of investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $108 million), that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $16.8 million for the three months ended March 31, 2019 as compared to $48.1 million for the same period in 2018. The decrease of $31.3 million was primarily due to an increase of $36.7 million in cash paid for incentive compensation (nearly all of which relates to payments to Hermes employees as a result of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018). The remaining difference is primarily as a result of the cash impact related to changes in revenues and expenses previous noted.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Cash Used by Investing Activities. During the three-month period ended March 31, 2019, net cash used by investing activities was $5.4 million which primarily represented cash paid for property and equipment.

Cash Used by Financing Activities. During the three-month period ended March 31, 2019, net cash used by financing activities was $35.9 million. During the first three months of 2019, Federated paid $27.2 million or $0.27 per share in dividends to holders of its common shares. In addition, Federated paid $13.8 million in connection with its debt obligations, which was partially offset by $8.8 million borrowed from Federated's revolving credit facility.

Borrowings. Federated's Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2019, Federated has $245 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2019. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2019, Federated's interest coverage ratio was 64 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2019, Federated's leverage ratio was 0.4 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On April 25, 2019, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 8, 2019 to be paid on May 15, 2019.

After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes certain material fluctuations primarily due to the Hermes Acquisition (see Note (4) to the Consolidated Financial Statements) and Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018.

The following line items increased as a result of the adoption of Topic 842: (1) Right-of-Use Asset, net ($109.2 million). (2) Lease Liabilities ($13.5 million) and (3) Long-Term Lease Liabilities ($116.8 million). See Note (2) to the Consolidated Financial Statements for additional information.

Accrued Compensation and Benefits at March 31, 2019 decreased $73.1 million from December 31, 2018 primarily due to the 2018 accrued annual incentive compensation being paid in the first quarter of 2019 ($99.0 million), partially offset by 2019 incentive compensation accruals recorded at March 31, 2019 ($33.8 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Other Long-Term Liabilities at March 31, 2019 decreased $20.6 million from December 31, 2018 primarily due to the reclassification of certain lease-related liabilities into the ROU asset in accordance with the adoption of Topic 842.

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

Of the significant accounting policies described in Federated's Annual Report on Form 10-K for the year ended December 31, 2018, management believes that its policy regarding accounting for Goodwill and Intangible Assets involves a higher degree of judgment and complexity. See Federated's Annual Report on Form 10-K for the year ended December 31, 2018, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, there were no material changes to Federated's exposures to market risk that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Hermes, which was acquired effective July 1, 2018. Hermes represented approximately 11% and 12% of Federated's total and net assets, respectively, as of March 31, 2019 and approximately 16% and 0% of Federated's total revenue and net income, respectively, for the three months ended March 31, 2019. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting for one year following an acquisition. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at March 31, 2019.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

There are no material changes to the risk factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the first quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	0	$0.00	0	1,019,401
February[2]	10,833	2.92	0	1,019,401
March	50,000	29.06	50,000	969,401
Total	60,833	$24.41	50,000	969,401

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of March 31, 2019. See Note (13) to the Consolidated Financial Statements for additional information on this program.

2	In February 2019, 10,833 shares of restricted stock with a weighted-average price of $2.92 per share were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.2 – ISDA Credit Support Annex to the schedule to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.3 – First Amendment Agreement dated April 23, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.4 – Second Amendment Agreement dated September 16, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.5 – Third Amendment Agreement dated October 12, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.6 – Fourth Amendment Agreement dated November 3, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.7 – Fifth Amendment Agreement dated February 1, 2010, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.8 – Sixth Amendment Agreement dated April 6, 2010, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.9 – Seventh Amendment dated as of May 13, 2010 to the Credit Support Annex to the schedule to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.10 – Eighth Amendment Agreement dated March 29, 2012, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.11 – Ninth Amendment Agreement dated June 7, 2012, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.12 – Tenth Amendment Agreement dated January 17, 2013, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.13 – Eleventh Amendment Agreement dated May 1, 2014, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.14 – Twelfth Amendment Agreement dated November 3, 2014, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.15 – Thirteenth Amendment Agreement dated May 18, 2015, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.16 – Fourteenth Amendment Agreement dated November 17, 2015, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.17 – Fifteenth Amendment Agreement dated April 12, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.18 – Sixteenth Amendment Agreement dated September 7, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.19 – Seventeenth Amendment Agreement dated September 20, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.20 – Eighteenth Amendment Agreement dated December 21, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.21 – Nineteenth Amendment Agreement dated February 12, 2018, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.22 – Twentieth Amendment Agreement dated January 28, 2019, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (filed herewith)

Exhibit 10.23 – Form of Hermes Long-Term Incentive Plan Award Agreement (filed herewith)

Exhibit 10.24 – Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (filed herewith)

Exhibit 10.25 – Hermes Fund Managers Limited Long Term Incentive Plan adopted on July 2, 2018 (filed herewith)

Exhibit 10.26 – Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (filed herewith)

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

Federated Investors, Inc.
(Registrant)

Date	May 1, 2019	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 1, 2019	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer