Form 10-Q
period 2019-06-30
FEDERATED INVESTORS INC /PA/
filed 2019-07-31
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-14818
 _______________________________________________________________________________________
Federated Investors, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________________

Pennsylvania	25-1111467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Federated Investors Tower		15222-3779
Pittsburgh,	Pennsylvania
(Address of principal executive offices)		(Zip Code)
(Registrant's telephone number, including area code) 412-288-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B common stock, no par value	FII	New York Stock Exchange
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of July 24, 2019, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,188,031 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels and mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers); when revenue or expense is recognized; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes and tax rates; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated, product and market performance and Federated's performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight, and possible deregulation by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels and asset mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$179,961	$156,832
Investments—Consolidated Investment Companies	21,848	22,798
Investments—Affiliates and Other	25,201	10,860
Receivables, net of reserve of $4 and $50, respectively	46,686	60,094
Receivables—Affiliates	42,413	34,985
Prepaid Expenses	19,991	16,513
Other Current Assets	2,272	2,019
Total Current Assets	338,372	304,101
Long-Term Assets
Goodwill	769,689	809,608
Intangible Assets, net of accumulated amortization of $14,269 and $11,203, respectively	378,374	339,639
Property and Equipment, net of accumulated depreciation of $91,603 and $89,937, respectively	54,100	53,229
Right-of-Use Assets, net of accumulated amortization of $6,224	105,887	0
Other Long-Term Assets	41,628	37,106
Total Long-Term Assets	1,349,678	1,239,582
Total Assets	$1,688,050	$1,543,683
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$65,493	$56,110
Accrued Compensation and Benefits	65,099	113,865
Lease Liabilities	13,386	0
Other Current Liabilities	7,831	11,205
Total Current Liabilities	151,809	181,180
Long-Term Liabilities
Long-Term Debt	125,000	135,000
Long-Term Deferred Tax Liability, net	162,204	148,164
Long-Term Lease Liabilities	113,085	0
Other Long-Term Liabilities	21,436	39,705
Total Long-Term Liabilities	421,725	322,869
Total Liabilities	573,534	504,049
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	201,988	182,513
PERMANENT EQUITY
Federated Investors, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	380,242	367,063
Additional Paid-In Capital from Treasury Stock Transactions	103	0
Retained Earnings	826,119	791,823
Treasury Stock, at Cost, 8,294,433 and 8,702,074 Shares Class B Common Stock, respectively	(277,633)	(287,337)
Accumulated Other Comprehensive Income (Loss), net of tax	(16,492)	(14,617)
Total Permanent Equity	912,528	857,121
Total Liabilities, Temporary Equity and Permanent Equity	$1,688,050	$1,543,683
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Investment Advisory Fees, net—Affiliates	$166,301	$130,531	$321,908	$265,762
Investment Advisory Fees, net—Other	54,368	37,596	109,960	76,631
Administrative Service Fees, net—Affiliates	57,968	48,370	112,103	97,393
Other Service Fees, net—Affiliates	39,905	39,496	78,515	80,059
Other Service Fees, net—Other	2,937	0	6,043	0
Total Revenue	321,479	255,993	628,529	519,845
Operating Expenses
Compensation and Related	107,248	74,147	218,464	152,521
Distribution	82,000	69,446	159,632	141,945
Systems and Communications	12,111	7,751	24,905	16,184
Office and Occupancy	11,066	7,365	22,428	14,906
Professional Service Fees	10,281	9,278	20,767	18,908
Advertising and Promotional	4,697	3,237	8,886	6,465
Travel and Related	4,459	3,523	8,307	6,344
Other	4,677	489	9,311	2,144
Total Operating Expenses	236,539	175,236	472,700	359,417
Operating Income	84,940	80,757	155,829	160,428
Nonoperating Income (Expenses)
Investment Income	949	2,192	1,979	4,092
Gain (Loss) on Securities, net	577	(815)	2,256	(1,997)
Debt Expense	(1,332)	(1,431)	(2,732)	(2,761)
Other, net	(832)	(28,974)	(508)	(29,117)
Total Nonoperating Income (Expenses), net	(638)	(29,028)	995	(29,783)
Income Before Income Taxes	84,302	51,729	156,824	130,645
Income Tax Provision	20,462	13,062	38,373	31,972
Net Income Including the Noncontrolling Interests in Subsidiaries	63,840	38,667	118,451	98,673
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	1,116	(155)	1,181	(480)
Net Income	$62,724	$38,822	$117,270	$99,153
Amounts Attributable to Federated Investors, Inc.
Earnings Per Common Share—Basic and Diluted	$0.62	$0.38	$1.16	$0.98
Cash Dividends Per Share	$0.27	$0.27	$0.54	$0.52
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income Including the Noncontrolling Interests in Subsidiaries	$63,840	$38,667	$118,451	$98,673

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(9,539)	(722)	(1,875)	(479)
Reclassification Adjustment Related to Foreign Currency Items	0	0	0	(191)
Reclassification Adjustment Related to Equity Securities	0	0	0	(29)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(4,600)	0	(886)	0
Other Comprehensive Income (Loss), net of tax	(14,139)	(722)	(2,761)	(699)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	49,701	37,945	115,690	97,974
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(3,484)	(155)	295	(480)
Comprehensive Income Attributable to Federated Investors, Inc.	$53,185	$38,100	$115,395	$98,454
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2018	$367,252	$0	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
Net Income	0	0	54,546	0	0	54,546	65
Other Comprehensive Income (Loss), net of tax	0	0	0	0	7,664	7,664	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	42
Stock Award Activity	7,110	0	(11,830)	11,830	0	7,110	2,126
Dividends Declared	0	0	(27,217)	0	0	(27,217)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(2,260)
Purchase of Treasury Stock	0	0	0	(1,485)	0	(1,485)	0
Balance at March 31, 2019	$374,362	$0	$807,322	$(276,992)	$(6,953)	$897,739	$186,200
Net Income	0	0	62,724	0	0	62,724	1,116
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(9,539)	(9,539)	(4,600)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	1,822
Stock Award Activity	6,069	103	0	68	0	6,240	1,773
Dividends Declared	0	0	(27,323)	0	0	(27,323)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(541)
Business Acquisition	0	0	0	0	0	0	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(16,604)	0	0	(16,604)	16,604
Purchase of Treasury Stock	0	0	0	(709)	0	(709)	0
Balance at June 30, 2019	$380,431	$103	$826,119	$(277,633)	$(16,492)	$912,528	$201,988
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2017	$343,378	$697,359	$(278,732)	$(790)	$761,215	$30,163
Adoption of New Accounting Pronouncements	0	125	0	(254)	(129)	0
Net Income	0	60,331	0	0	60,331	(325)
Other Comprehensive Income (Loss), net of tax	0	0	0	277	277	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	500
Stock Award Activity	6,966	(10,721)	10,822	0	7,067	0
Dividends Declared	0	(25,265)	0	0	(25,265)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(1,684)
Purchase of Treasury Stock	0	0	(3,876)	0	(3,876)	0
Balance at March 31, 2018	$350,344	$721,829	$(271,786)	$(767)	$799,620	$28,654
Net Income	0	38,822	0	0	38,822	(155)
Other Comprehensive Income (Loss), net of tax	0	0	0	(722)	(722)	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	663
Consolidation (Deconsolidation)	0	0	0	0	0	(1,751)
Stock Award Activity	5,794	(567)	673	0	5,900	0
Dividends Declared	0	(27,331)	0	0	(27,331)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(6,427)
Purchase of Treasury Stock	0	0	(17,164)	0	(17,164)	0
Balance at June 30, 2018	$356,138	$732,753	$(288,277)	$(1,489)	$799,125	$20,984
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$118,451	$98,673
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	1,130	1,614
Depreciation and Other Amortization	12,451	5,343
Share-Based Compensation Expense	13,188	12,768
Subsidiary Share-Based Compensation Expense	3,899	0
(Gain) Loss on Disposal of Assets	691	(509)
Provision (Benefit) for Deferred Income Taxes	5,338	5,610
Loss on Derivative	0	28,978
Net Unrealized (Gain) Loss on Investments	(2,926)	2,549
Net Sales of Investments—Consolidated Investment Companies	1,901	7,743
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	5,929	8,771
(Increase) Decrease in Prepaid Expenses and Other Assets	(2,116)	(6,807)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(42,998)	(30,446)
Increase (Decrease) in Other Liabilities	(2,515)	2,099
Net Cash Provided (Used) by Operating Activities	112,423	136,386
Investing Activities
Purchases of Investments—Affiliates and Other	(15,362)	(2,515)
Cash Paid for Business Acquisitions, Net of Cash Acquired	785	0
Proceeds from Redemptions of Investments—Affiliates and Other	1,911	2,419
Cash Paid for Property and Equipment	(8,864)	(5,397)
Net Cash Provided (Used) by Investing Activities	(21,530)	(5,493)
Financing Activities
Dividends Paid	(54,549)	(52,604)
Purchases of Treasury Stock	(2,194)	(20,374)
Distributions to Noncontrolling Interest in Subsidiaries	(2,801)	(8,111)
Contributions from Noncontrolling Interest in Subsidiaries	1,864	1,163
Proceeds from New Borrowings	8,800	18,000
Payments on Debt	(18,800)	(10,000)
Other Financing Activities	171	(21)
Net Cash Provided (Used) by Financing Activities	(67,509)	(71,947)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(246)	0
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	23,138	58,946
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	157,426	316,809
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	180,564	375,755
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	603	583
Cash and Cash Equivalents	$179,961	$375,172
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

(2) Recent Accounting Pronouncements

(a) Recently Adopted Accounting Guidance
Leases
On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Its core principle is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet, while retaining a distinction between financing and operating leases. In the third quarter of 2018, the FASB issued ASU 2018-10, which provides improvements to narrow aspects of the guidance and ASU 2018-11, which provides an optional alternative transition method to initially apply the new leases standard at the adoption date (collectively, with ASU 2016-02, Topic 842).

Effective January 1, 2019, Federated adopted Topic 842 using the alternative transition method, which did not require the restatement of prior years. In connection with the adoption of Topic 842, management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management did not elect the hindsight practical expedient to determine the lease term. Upon adoption, Federated recorded $133.7 million as a lease liability and, after the reclassification of certain lease-related liabilities into the right-of-use (ROU) asset, $112.2 million as a ROU asset on the Consolidated Balance Sheets, which consists primarily of Federated's operating real estate leases. The adoption did not have a material impact on Federated's results of operations or cash flows.

Goodwill Impairment
During the second quarter 2019, Federated adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2019. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the ASU retains the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU required the prospective adoption method. The adoption did not have an impact to Federated's Consolidated Financial Statements.

(b) Recently Issued Accounting Guidance Not Yet Adopted
Credit Losses
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology with a

Notes to the Consolidated Financial Statements (continued)
(unaudited)

current expected credit loss (CECL) model. CECL requires an entity to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The update is effective for Federated on January 1, 2020. While early adoption is permitted, Federated does not plan to early adopt in 2019. The update requires the modified retrospective adoption method. Management is currently evaluating the potential impact of adoption to Federated's Consolidated Financial Statements.
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

Following the adoption of Topic 842, Federated classifies leases as either operating or financing in accordance with the provisions of Topic 842, and records a ROU asset and a lease liability on the Consolidated Balance Sheets. The lease liability is initially measured at the present value of the unpaid lease payments remaining at the lease commencement date. The ROU asset is initially measured as the lease liability, adjusted for lease payments made prior to the lease commencement date and lease incentives received. In accordance with Topic 842 and Property and Equipment impairment guidance, ROU assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. In determining the present value of the lease liability, Topic 842 requires a lessee to use the interest rate implicit in the lease or, if that rate is not readily determinable, its incremental borrowing rate (IBR). All leases for the periods presented are classified as operating leases. Management has made the following accounting policy elections: (1) not to separate lease components from non-lease components for all asset classes and (2) to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less. Rent expense is recorded on a straight-line basis over the lease term, beginning on the earlier of the effective date of the lease or the date Federated obtains control of the asset. The lease term may include options to extend the lease when they are reasonably certain of being exercised.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Management judgments are used when reviewing new and/or materially-modified contracts to determine (1) whether the contract is, or contains, a lease, and (2) the IBR. Management was unable to determine the rates implicit in Federated's leases based on the information available at the commencement date, therefore, management calculated an IBR for each lease. In order to calculate the IBR, management began with readily observable unsecured rates, and adjusted for the following assumptions: (1) collateralization, (2) length remaining in the lease and (3) the type of ROU asset.

(4) Business Combinations

On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a controlling interest in Hermes (Hermes Acquisition). The addition of London-based Hermes provides the opportunity to further accelerate Federated's growth in markets outside of the U.S. BT Pension Scheme (BTPS) retained a 29.5 percent interest in Hermes and contributed the remaining 10.5 percent interest into an Employee Benefit Trust (EBT) for the benefit of certain members of Hermes' management and other key employees under a long-term incentive plan (LTIP). Federated paid $343.5 million (which consists of $344.3 million paid in 2018 offset by $0.8 million received in the second quarter of 2019). Federated funded the transaction through a combination of cash and an $18.0 million drawdown from its existing revolving credit facility (see Note (11) for additional information).

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

During the second quarter 2019, the Redeemable Noncontrolling Interest in Subsidiaries carrying value was adjusted by $16.6 million to the current redemption value assuming the Hermes noncontrolling interest was redeemable at the balance sheet date. The noncontrolling interest was adjusted through a corresponding adjustment to retained earnings. Management, assisted by a third party valuation specialist, estimated the current redemption values using three methodologies: 1) the discounted cash flow methodology under the income approach, 2) the guideline public company methodology under the market approach and 3) the guideline public transaction methodology under the market approach. The estimated current redemption value was derived from equally weighing the result of each of the three methodologies. As of June 30, 2019, Redeemable Noncontrolling Interest in Subsidiaries related to Hermes was $190.3 million.

Federated performed a valuation of the fair market value of the Hermes Acquisition. Provisional amounts must be finalized within a one-year measurement period. During the second quarter 2019, provisional amounts recognized for certain Intangible Assets and Other Long-Term Assets were adjusted to reflect facts and circumstances that existed as of the acquisition date. The adjustments were primarily the result of changes to the forecast revenue allocated to certain acquired assets based on review of actual fund and separate account revenue rates. Intangible Assets and Other Long-Term Assets increased $43.8 million and $5.0 million, respectively. Primarily as a result of these adjustments, the Long-Term Deferred Tax Liability increased by $8.2 million

Notes to the Consolidated Financial Statements (continued)
(unaudited)

and Goodwill decreased by $41.8 million. There was no material change to the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2019 as a result of these adjustments.

The following table summarizes the final purchase price allocation:

(in millions)
Cash and Cash Equivalents	$175.8
Other Current Assets[1]	53.7
Goodwill[2]	114.1
Intangible Assets[3]	320.0
Other Long-Term Assets[4]	40.1
Less: Long-Term Deferred Tax Liability, net	(28.7)
Less: Liabilities Acquired[5]	(162.3)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[6]	(169.2)
Total Purchase Price Consideration	$343.5

1	Includes $31.9 million of receivables, all of which has been collected as of June 30, 2019.

2
The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of Hermes. In this instance, goodwill is not deductible for tax purposes.

3
Includes $71.6 million for customer relationships with a weighted-average useful life of 8.5 years, $198.5 million for indefinite-lived renewable investment advisory contracts and $49.9 million for an indefinite-lived trade name, all of which are recorded in Intangible Assets, net on the Consolidated Balance Sheets.

4	Includes $11.2 million of Property and Equipment, net.

5	Includes $130.3 million related to Accrued Compensation and Benefits.

6	The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.

The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the acquisition. For the three and six months ended June 30, 2019, Hermes earned revenue of $48.3 million and $96.6 million, respectively, and net income of $2.1 million and $2.5 million, respectively (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests).

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

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2018	June 30, 2018
Revenue	$307.4	$614.7
Net Income[1]	$60.2	$120.3

1
The three and six months ended June 30, 2018 exclude a $29.0 million loss on foreign currency forward transactions entered into in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Equity	$134,035	$102,089	$257,669	$205,698
Money Market	123,136	98,923	240,443	203,406
Fixed-Income	44,782	44,497	88,459	89,545
Other[1]	19,526	10,484	41,958	21,196
Total Revenue	$321,479	$255,993	$628,529	$519,845

1
Includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Asset Management[1]	$220,669	$168,127	$431,868	$342,393
Administrative Services	57,968	48,370	112,103	97,393
Distribution[2]	37,196	36,923	73,442	74,980
Other[3]	5,646	2,573	11,116	5,079
Total Revenue	$321,479	$255,993	$628,529	$519,845

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

3	Includes shareholder service fees and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Domestic	$265,893	$248,872	$518,283	$504,964
Foreign[1]	55,586	7,121	110,246	14,881
Total Revenue	$321,479	$255,993	$628,529	$519,845

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

The following table presents Federated's revenue disaggregated by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Federated Funds	$264,174	$218,396	$512,527	$443,213
Separate Accounts	54,368	37,597	109,959	76,632
Other[1]	2,937	0	6,043	0
Total Revenue	$321,479	$255,993	$628,529	$519,845

1	Includes stewardship services revenue.

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

Federated expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services performance obligations at June 30, 2019. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with a three to twelve month notice. Based on existing contracts and the exchange rates as of June 30, 2019, Federated may recognize future fixed revenue from stewardship services as presented in the following table:

(in thousands)
Remainder of 2019	$5,031
2020	4,032
2021	1,989
2022 and Thereafter	749
Total Remaining Unsatisfied Performance Obligations	$11,801

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated's revenue concentration by asset class:

	Six Months Ended
	June 30,
	2019	2018
Equity Assets	41%	40%
Money Market Assets	38%	39%
Fixed-Income Assets	14%	17%

The change in the relative proportion of Federated's revenue attributable to equity assets for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily the result of higher average equity assets mostly as a result of the July 2018 Hermes Acquisition. Because the Hermes Acquisition was primarily comprised of equity assets and alternative/private markets assets, the relative proportion of Federated's revenue attributable to money market and fixed-income assets decreased for the six months ended 2019 as compared to the same period in 2018.

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated's revenue concentration by investment strategy/fund:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Federated Strategic Value Dividend strategy[1]	11%	16%	11%	17%
Federated Government Obligations Fund	9%	10%	9%	10%
Federated Kaufmann Mid-Cap Growth strategy[2]	9%	11%	9%	11%
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

(c) Revenue Concentration by Intermediary

Approximately 11% of Federated's total revenue for both the three- and six-month periods ended June 30, 2019 and 14% for both the three- and six-month periods ended June 30, 2018 was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

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

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three and six months ended June 30, 2019, Fee Waivers totaled $101.7 million and $200.5 million, respectively, of which $73.7 million and $141.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2018, Fee Waivers totaled $88.1 million and $175.5 million, respectively, of which $59.6 million and $117.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three and six months ended June 30, 2019 or June 30, 2018.

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2019 and December 31, 2018.

(a) Consolidated Voting Rights Entities

Most of the Federated Funds meet the definition of a VRE. Federated consolidates VREs when it is deemed to have control. Consolidated VREs are reported on Federated's Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Consolidated Variable Interest Entities

As of June 30, 2019 and December 31, 2018, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	June 30, 2019	December 31, 2018
Investments—Consolidated Investment Companies	$13.6	$21.2
Receivables	0.4	0.4
Less: Liabilities	0.3	0.3
Less: Redeemable Noncontrolling Interest in Subsidiaries	9.5	11.2
Federated's Net Interest in Federated Fund VIEs	$4.2	$10.1

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds.

During the six months ended June 30, 2019, Federated liquidated its investment in one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated redeemed $6.2 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. There were no other consolidations or deconsolidations of VIEs during the six months ended June 30, 2019.

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

At June 30, 2019, Federated's variable interest in non-consolidated VIEs was $71.5 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Funds. AUM for these non-consolidated Federated Funds totaled $6.6 billion at June 30, 2019. At December 31, 2018, Federated did not have a variable interest in a non-consolidated VIE. Of the Receivables—Affiliates at June 30, 2019 and December 31, 2018, $18.2 million and $16.2 million, respectively, related to non-consolidated VIEs and represented Federated's maximum risk of loss from non-consolidated VIE receivables.

(8) Investments

At June 30, 2019 and December 31, 2018, Federated held investments in Separate Accounts of $7.5 million and $6.8 million, respectively, and investments in fluctuating-value Federated Funds of $17.7 million and $4.1 million, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets.

Federated's investments held in Separate Accounts as of June 30, 2019 and December 31, 2018, were primarily composed of domestic debt securities ($3.7 million and $3.5 million, respectively) and stocks of large U.S. and international companies ($3.1 million and $2.7 million, respectively).

Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (7)). All investments held by these consolidated Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.

Federated's investments held by consolidated Federated Funds as of June 30, 2019 and December 31, 2018, were primarily composed of domestic and foreign debt securities ($13.6 million and $20.9 million, respectively) and stocks of large U.S. and international companies ($5.7 million and $1.6 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$424	$(653)	$1,709	$(2,343)
Realized Gains[1]	53	501	160	1,325
Realized Losses[1]	(259)	(723)	(827)	(898)
Net Gains (Losses) on Investments—Consolidated Investment Companies	218	(875)	1,042	(1,916)
Investments—Affiliates and Other
Unrealized Gains (Losses) Recognized on Securities Still Held	340	9	1,217	(206)
Net Realized Gains (Losses) Recognized on Securities Sold[1]	19	51	(3)	125
Net Gains (Losses) on Investments—Affiliates and Other	359	60	1,214	(81)
Gain (Loss) on Securities, net	$577	$(815)	$2,256	$(1,997)

1	Realized gains and losses are computed on a specific-identification basis.

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

NAV Practical Expedient – Investments that calculate NAV per share (or its equivalent) as a practical expedient. These investments would be excluded from the fair value hierarchy.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial Assets
Cash and Cash Equivalents	$179,961	$0	$0	$179,961
Investments—Consolidated Investment Companies
Equity Securities	4,887	3,375	0	8,262
Debt Securities	0	13,586	0	13,586
Investments—Affiliates and Other
Equity Securities	21,163	70	11	21,244
Debt Securities	0	3,653	304	3,957
Other	627	68	70	765
Total Financial Assets	$206,638	$20,752	$385	$227,775

Total Financial Liabilities[1]	$22	$2,301	$1,019	$3,342

December 31, 2018
Financial Assets
Cash and Cash Equivalents	$156,832	$0	$0	$156,832
Investments—Consolidated Investment Companies
Equity Securities	1,269	633	0	1,902
Debt Securities	0	20,896	0	20,896
Investments—Affiliates and Other
Equity Securities	6,963	403	38	7,404
Debt Securities	0	3,456	0	3,456
Other	597	0	70	667
Total Financial Assets	$165,661	$25,388	$108	$191,157

Total Financial Liabilities[1]	$53	$3,852	$385	$4,290

1	Amounts primarily consist of derivative liabilities and acquisition-related future contingent consideration liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2019 or December 31, 2018.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $168.3 million and $135.7 million at June 30, 2019 and December 31, 2018, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2019.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

Hermes, a British Pound Sterling denominated majority-owned subsidiary of Federated, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of these forwards have been designated as hedging instruments for accounting purposes. As of June 30, 2019, this subsidiary held foreign currency forward derivative instruments with a combined face amount of £46.0 million and expiration dates ranging from September 2019 through March 2020. As a result of the change in fair value of these derivative instruments, Federated recorded a $2.8 million and $1.5 million loss as an increase to Other expense on the Consolidated Statements of Income during the three and six months ended June 30, 2019, and $2.3 million in Other Current Liabilities on the Consolidated Balance Sheets as of June 30, 2019.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments. As of June 30, 2019 and December 31, 2018, the amounts outstanding under the revolving credit facility were $125 million and $135 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 3.565% and 3.474% as of June 30, 2019 and December 31, 2018, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of June 30, 2019, Federated has $250 million available for borrowings.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the six months ended June 30, 2019 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(12) Share-Based Compensation Plans

During the six months ended June 30, 2019, Federated awarded 508,324 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over three years.

During 2018, Federated awarded 899,269 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 451,769 shares were awarded in connection with the aforementioned bonus program in 2018. The remaining shares were awarded to certain key employees and generally vest over ten years.

(13) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of June 30, 2019. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first six months of 2019, Federated repurchased approximately 0.1 million shares of its Class B common stock for $2.2 million, most of which were repurchased in the open market. At June 30, 2019, 0.9 million shares remain available to be purchased under Federated's buyback program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2019 and 2018. Class A shares have been excluded as there was no activity during the three and six months ended June 30, 2019 or 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Class B Shares
Beginning Balance	101,240,873	101,436,577	100,803,382	101,100,453
Stock Award Activity	22,750	41,450	521,074	496,219
Purchase of Treasury Stock	(52,600)	(714,865)	(113,433)	(833,510)
Ending Balance	101,211,023	100,763,162	101,211,023	100,763,162

Treasury Shares
Beginning Balance	8,264,583	8,068,879	8,702,074	8,405,003
Stock Award Activity	(22,750)	(41,450)	(521,074)	(496,219)
Purchase of Treasury Stock	52,600	714,865	113,433	833,510
Ending Balance	8,294,433	8,742,294	8,294,433	8,742,294

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net Income Attributable to Federated Investors, Inc.	$62,724	$38,822	$117,270	$99,153
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,404)	(1,529)	(4,542)	(3,907)
Total Net Income Attributable to Federated Common Stock - Basic	$60,320	$37,293	$112,728	$95,246
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(166)	0	(199)	0
Total Net Income Attributable to Federated Common Stock - Diluted	$60,154	$37,293	$112,529	$95,246
Denominator
Basic Weighted-Average Federated Common Stock[2]	97,330	97,193	97,163	97,191
Dilutive Potential Shares from Stock Options	0	1	0	1
Diluted Weighted-Average Federated Common Stock[2]	97,330	97,194	97,163	97,192
Earnings Per Share
Net Income Attributable to Federated Common Stock – Basic and Diluted[2]	$0.62	$0.38	$1.16	$0.98

1	Includes dividends paid on unvested restricted Federated Class B Common shares and their proportionate share of undistributed earnings attributable to Federated shareholders.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Commitments and Contingencies

(a) Guarantees and Indemnifications
On an intercompany basis, various wholly owned subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2019, management does not believe that a material loss related to any of these matters is reasonably possible.

(b) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2019, Federated does not believe that a material loss related to these claims is reasonably possible.

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

During the three and six months ended June 30, 2019, Federated recorded $4.4 million and $8.7 million, respectively, in operating lease costs to Office and Occupancy on the Consolidated Statements of Income. During the three and six months ended June 30, 2018, Federated recorded $3.3 million and $6.6 million, respectively, in operating lease costs to Office and Occupancy on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments to the operating lease liabilities recorded on the Consolidated Balance Sheets as of June 30, 2019:

(in millions)
Remainder of 2019	$8.9
2020	17.8
2021	17.4
2022	18.1
2023	18.3
2024 and Thereafter	70.1
Total Undiscounted Lease Payments	$150.6
Present Value Adjustment[1]	(24.1)
Net Operating Lease Liabilities	$126.5
1    Calculated using the IBR for each lease.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of June 30, 2019:

Weighted-average remaining lease term (in years)	9.0
Weighted-average discount rate (IBR)	3.79%
Year-to-date cash paid for the amounts included in the measurement of lease liabilities (in millions)	$9.2

(17) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Gain (Loss) on Equity Securities	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2017	$29	$(819)	$(790)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	(479)	(479)
Reclassification Adjustment, before Tax[1]	(80)	(242)	(322)
Tax Impact[1]	51	51	102
Net Current-Period Other Comprehensive Income (Loss)	(29)	(670)	(699)
Balance at June 30, 2018	$0	$(1,489)	$(1,489)

Balance at December 31, 2018	$0	$(14,617)	$(14,617)
Other Comprehensive Income (Loss)	0	(1,875)	(1,875)
Net Current-Period Other Comprehensive Income (Loss)	0	(1,875)	(1,875)
Balance at June 30, 2019	$0	$(16,492)	$(16,492)

1
Amount represents the reclassification from Accumulated Other Comprehensive Income (Loss), net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2016-01 and ASU 2018-02.

(18) Subsequent Events

On July 10, 2019, Hermes, a British Pound Sterling denominated majority-owned subsidiary of Federated, entered into a foreign currency forward transaction with a face amount of £19.0 million and an expiration date of June 2020 in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar.

On July 25, 2019, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 8, 2019 to be paid on August 15, 2019.

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

General

Federated is one of the largest investment managers in the U.S. with $502.2 billion in managed assets as of June 30, 2019. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated's revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated's investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated's services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity and multi-asset products and strategies are higher than management-fee rates charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Funds typically have a higher management-fee rate than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated's products are largely distributed and serviced through financial intermediaries, Federated pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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

Business Developments

Current Regulatory Environment

Domestic
While the pace of new regulation continues to be moderate in 2019, and calls for deregulation continue, the SEC (among other regulatory authorities, self-regulatory organizations or exchanges) continues to propose and finalize new rules and regulations. The rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
The calls for deregulation first began through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017. This was followed by a U.S. Department of the Treasury (Treasury Department) report on asset management and insurance in October of 2017 (Treasury Asset Management Report), in which the Treasury Department made various recommendations for deregulation of the asset management industry, including, among others, a recommendation to eliminate Dodd-Frank Act-imposed stress testing requirements for investment advisors and investment companies in favor of stress testing requirements under Rule 2a-7 under the 1940 Act (Rule 2a-7). Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform and a hearing on that bill was held in the Senate in June 2018, and efforts continue in Congress in 2019 to get this legislation passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016. Federated continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds.
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
In the second quarter of 2019, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated. For example:

•
On June 18, 2019, the SEC adopted amendments to the auditor independence rules (specifically Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule)) relating to the analysis that must be conducted to determine whether an auditor is independent when the auditor (or a covered person professional at the auditor) has a lending relationship with certain shareholders of an audit client, such as Federated or the Federated Funds. The amendments focus the analysis on beneficial ownership rather than on both record and beneficial ownership; replace the existing ten percent bright-line shareholder ownership test with a significant influence test; add a known through reasonable inquiry standard with respect to identifying beneficial owners of the audit client's equity securities; and exclude from the definition of audit client, for a fund under audit, any other funds that otherwise would be considered affiliates of the audit client under the rules for certain lending relationships. The Loan Rule amendments will become effective on October 3, 2019. Federated believes the Loan Rule amendments are an improvement to the existing Loan Rule and mitigate to an extent the risk that Federated's or the Federated Fund auditors will inadvertently implicate the auditor independence rules.

•
On June 5, 2019, the SEC adopted a package of new rules (i.e. Regulation Best Interest) and amendments and interpretations intended to enhance the quality of retail investors' relationships with broker-dealers and investment advisers and to enhance investor protections while preserving retail investor access and choice in (1) the type of professional with whom they work; (2) the services they receive; and (3) how they pay for these services. The new rules are intended to enhance the standard of conduct that broker-dealers owe to their customers and align the standard of conduct with retail customers' reasonable expectations. The rules will also provide additional transparency and clarity for retail investors through enhanced disclosures on Form CRS designed to help them understand who they are dealing with, and why that

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

matters. The interpretations reaffirm, and in some cases clarify, the standard of conduct that investment advisers owe to their clients and clarify the scope of the services a broker-dealer can provide consistent with the statutory definition of investment adviser. With the adoption of this package, regardless of whether a retail investor chooses a broker-dealer or an investment adviser (or both) the retail investor will be entitled to a recommendation (from a broker-dealer) or advice (from an investment adviser) that is in the best interest of the retail investor and that does not place the interests of the firm or the financial professional ahead of the interests of the retail investor. Regulation Best Interest and Form CRS will become effective on September 10, 2019. Compliance with Regulation Best Interest and Form CRS reporting is required by June 30, 2020. The interpretation of an investment adviser's fiduciary duty became effective on July 12, 2019. The Department of Labor (DOL) is also considering regulatory options in light of its modified fiduciary standard for retirement plan advisors, promulgated in 2016 (DOL Fiduciary Rule), being vacated in its entirety in mid-2018, and is expected to issue a new fiduciary rule as early as December 2019. In response to the DOL Fiduciary Rule, broker-dealer and other intermediaries implemented, or began implementing, changes to their business practices, including eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or make new or additional changes in light of Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL. Federated is analyzing the potential impact of these Regulatory Developments on Federated's business, results of operations, financial condition and cash flows.
Investment management industry participants, such as Federated, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 or in its prior public filings):

•
The SEC proposed rules and amendments on March 20, 2019, to permit registered closed-end funds and business development companies to use the registration, offering and communications reforms the SEC had previously adopted for operating companies under the 1933 Act and to further harmonize the disclosure and regulatory framework for these funds with that of operating companies. The proposed rules and amendments implement provisions of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "CEF Act") and Small Business Credit Availability Act (the "BDC Act"), and would generally provide eligible closed-end funds and business development companies with flexibility to follow more lenient securities offering rules currently available to traditional public operating companies. The proposed rules and amendments may benefit certain types of business development companies or closed-end funds, such as exchange listed closed-end funds, but would impose additional regulatory requirements on other types of funds, such as continuously offered closed-end funds (including interval and tender offer closed-end funds). Federated offers exchange listed and continuously offered closed-end funds. The public comment period on the proposed rules and amendments ended on June 9, 2019.

•
The SEC proposed a rule and related amendments under the 1933 Act on February 19, 2019, that would enable all issuers, including registered investment companies, to engage in test-the-waters communications with certain institutional investors regarding a contemplated registered securities offering prior to, or following, the filing of a registration statement related to such offering. These communications would be exempt from restrictions imposed by Section 5 of the 1933 Act on written and oral offers prior to or after filing a registration statement and would be limited to qualified institutional buyers and institutional accredited investors. The proposed rule would be non-exclusive and an issuer could rely on other 1933 Act communications rules or exemptions when determining how, when, and what to communicate related to a contemplated securities offering. Under the proposed rule, there would be no filing or legend requirements; the "test-the-waters communications" may not conflict with material information in the related registration statement; and issuers subject to Regulation FD would need to consider whether any information in a "test-the-waters communication" would trigger disclosure obligations under Regulation FD or whether an exemption under Regulation FD would apply. Federated continues to evaluate the potential impact of the proposed rule and related amendments. The public comment period on the proposed rules and amendments ended on April 9, 2019.

•
SEC proposed rule 12d1-4, and amendments, under the 1940 Act on December 19, 2018, which are designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements). At the same time, the SEC rescinded rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The SEC also proposed related amendments to rule 12d-1 under the 1940 Act and Form N-CEN. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. Specifically, proposed rule 12d1-4 would: (1) prohibit an acquiring fund, except one that is part of the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

same group of investment companies as the acquired fund or one that has a sub-advisor that acts as advisor to the acquired fund, from controlling an acquired fund and requires an applicable acquiring fund that holds more than 3% of an acquired fund's outstanding voting securities to vote those securities in a prescribed manner in order to minimize influence over the acquired fund; (2) prohibit an acquiring fund that acquires more than 3% of an acquired fund's outstanding voting securities from redeeming more than 3% of the acquired fund's total outstanding securities in any 30-day period; (3) impose conditions designed to prevent duplicative and excessive fees in fund of funds arrangements by requiring an evaluation of aggregate fees associated with the investment in the acquired fund and the complexity of the fund of funds arrangement; and (4) prohibit funds from creating three-tier fund of fund structures, except in certain limited circumstances. Rule 12d1-2, which is proposed to be rescinded, permits funds that primarily invest in funds within the same group of investment companies to invest in unaffiliated funds and certain non-fund assets. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ended on May 2, 2019. Federated continues to analyze the potential impact that the proposed rule, if adopted as proposed, would have on Federated's fund of fund arrangements and relevant products and, as of June 30, 2019, given the uncertainty surrounding the scope and certain requirements of the proposed rule once finalized, Federated is unable to conclusively determine the impact on its business, results of operations, financial condition and/or cash flows.

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

•
The SEC adopted amendments on June 28, 2018 to the public liquidity-related disclosure requirements for open-end mutual funds to assist in providing investors with accessible and useful information about the liquidity risk management practices of the funds in which they invest. Under the amendments, funds will be required to discuss in their annual or semi-annual shareholder reports the operation and effectiveness of their liquidity risk management program, replacing a pending requirement that funds publicly provide the aggregate liquidity classification profile of their portfolios on Form N-PORT. This rule became effective on September 10, 2018, with a compliance date for the Form N-PORT amendments of June 1, 2019, and a compliance date for the shareholder report disclosure requirements of December 1, 2019, for larger fund complexes, such as the SEC-registered Federated Funds.

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

•
While the SEC's proposed derivatives rule, which was issued on December 11, 2015 and would increase the regulation of the use of derivatives by investment companies, remains on the SEC's 2019 regulatory agenda, the SEC is considering issuing a new proposed derivatives rule later in 2019 or early 2020, which signals that this proposed rule will be modified from the SEC's original proposal. Among other recommendations on derivatives regulation, the Treasury Asset Management Report recommended that the SEC consider a derivatives rule that would include a derivatives risk management program and an asset segregation requirement, but reconsider what, if any, portfolio limits should be part of the rule.

•
The SEC adopted rules on October 13, 2016 relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Under the reporting modernization rules, the Federated Funds that are registered under the 1940 Act were required to report on Form N-CEN beginning in June 2018. For larger fund complexes, such as the SEC-registered Federated Funds, required information for Form N-PORT was to be compiled, maintained and made available to the SEC from and after June 1, 2018 and filing of Form N-PORT was to begin as of April 30, 2019. On February 27, 2019, the SEC issued an interim final rule that modified the timing requirements for filing monthly reports on Form N-PORT by amending Rule 30b1-9 under the 1940 Act and Form N-PORT to (1) require funds to file a report on Form N-PORT for each month in the fund's fiscal quarter not later than 60 days after the end of that fiscal quarter and (2) require funds, no later than 30 days after the end of each month to maintain in their records the information that is required to be included in Form N-PORT. Regarding the liquidity management rules, compliance with disclosure and certain other elements of the rules was required by June 1, 2017. Federated established its liquidity risk management program by December 1, 2018, as required for larger fund complexes. The rules' limitation of illiquid investments to 15% of net assets also took effect on December 1, 2018. The SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September 2017, and the implementation of the liquidity bucketing requirement until June 1, 2019. In the SEC's interim final rule issued on February 27, 2019, the SEC also amended Form N-LIQUID to permit funds to include additional narrative information in their reports that relate to the circumstances surrounding a liquidity event. Federated has procedures in place to file Form N-LIQUID as required as well as to satisfy the other requirements of the liquidity rules. As of June 30, 2019, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.

In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated's investment management subsidiaries and the Federated Funds. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, cyber-security, certain technology systems, index construction and maintenance, disclosure of risks of investing in smaller or thinly traded ETFs, funds with "aberrational" performance, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," marketing support payments, intermediary and other payments and related disclosures, the impact of the UK's vote to exit the European Union (EU) (known as "Brexit"), share class selection, fixed-income and high yield liquidity, liquidity controls and liquid alternatives. The SEC has announced that it will focus on matters important to retail investors, compliance in registrants responsible for critical market infrastructure, digital assets, cyber security and anti-money laundering, among other matters, as examination priorities in 2019. Over the past three years, the SEC staff also issued various guidance statements and risk alerts on safeguarding customer records and information in network storage, cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosures in light of changing market conditions, inadvertent custody, and sales load variation disclosure, among other topics. On October 11, 2018, the SEC also adopted a Strategic Plan for Fiscal Years 2018-2022 that describes using the SEC's examination resources to bolster regulatory requirements and protect investors. These investigations, actions and examinations have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies, the changes in SEC management, and the possibility of a continuing slower pace for new regulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC also continued, and may continue, to affect investment management industry participants, including Federated. For example, the Financial Industry Regulatory Authority (FINRA) also has undertaken examinations, including, for example, a cyber-security sweep examination, and various state legislatures or regulators have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that may apply, to varying degrees, in addition to federal regulation.

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
Certain Democratic candidates for the 2020 Presidential election have expressed support for a financial transactions tax (FTT) that would impose a 0.1% or 0.2% tax on securities transactions. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would impose a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, and initial securities issuances and short-term debt would be exempt. A more recent proposal would tax stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which would be intended to offset the average burden of the tax for such individuals. Management does not believe this legislation will be enacted under President Trump's administration.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated. This shift impacted Federated's AUM, revenues and operating income. Management continues to believe that, as and to the extent interest rates remain at higher levels or continue to rise (and are not lowered), money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund and prime collective fund. While 2018 and the first half of 2019 did see a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return the asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels; therefore, the degree of improvement to Federated's prime money market business can vary and is uncertain.
The changes made in response to the DOL Fiduciary Rule impacted, and any modifications or additional changes that may be made in response to Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL likely may impact Federated's AUM, revenues and operating income. For example, while it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or to make new or additional changes in light of Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL, if intermediaries continue to reduce the number of Federated Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

while Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules or interpretations, the 1940 Act and other applicable laws and regulations. Among other actions, Federated developed an educational website to assist clients with compliance with the DOL Fiduciary Rule (now vacated), increased the number of Federated Funds that offer clean shares, including R6 shares, and added T Shares, which currently are not being offered, to 33 Federated Funds. As appropriate, Federated participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated also continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC and to adopt, revise and/or implement policies and procedures and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other benefits, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause changes in asset flows, levels and mix, as well as customer relationships.
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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as other Regulatory Developments, have been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of June 30, 2019, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the possibility for a continuing slower pace for new regulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of June 30, 2019, while the FSOC's change in focus and continuing FSOC transparency efforts have reduced the possibility of any Federated products being designated a systemically important non-bank financial company by the FSOC, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
With the UK Parliament rejecting former Prime Minister Theresa May's proposed Brexit withdrawal agreement three times, the EU Parliament has granted the UK an extension from the April 12, 2019 Brexit deadline "for as long as necessary," but no longer than October 31, 2019. The extension to October 31, 2019 was also conditioned upon the UK holding EU Parliamentary

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

elections in May, which elections were held on May 23, 2019. On May 24, 2019, then Prime Minister Theresa May announced she would step down as Conservative Party Leader (which occurred on June 7, 2019) and as Prime Minister in late July 2019 once a new Prime Minister is in place. On July 24, 2019, Boris Johnson became Prime Minister. As negotiations continue, concerns mount regarding the value of the British Pound Sterling, the UK's credit rating, the impact on the financial markets, and the legal and regulatory impact of a hard Brexit, including, among other potential impacts, on the ability of investment management industry participants to offer and sell UK-based products in the EU and EU-based products in the UK.

Among other terms, the withdrawal agreement, agreed between the EU and the UK Government, but rejected by the UK Parliament, contains the following components: (1) maintaining a common rule book for industrial goods and agricultural products, other than common agricultural and fishery policies, but not services; (2) ensuring a fair trading environment through reciprocal commitments relating to state aid and cooperative arrangements between regulators on competition and maintaining high regulatory standards for the environment, climate change, social issues, employment, and consumer protection; (3) establishing a joint institutional framework to provide for the consistent interpretation and application of UK-EU agreements in the UK and EU courts and appropriate resolution of disputes, including through the establishment of a joint committee of representatives from the UK and EU; and (4) developing a new business-friendly customs model and facilitated customs arrangement that operates as a combined customs territory and removes the need for customs checks and controls between the UK and EU. Under this arrangement, the UK would have applied UK tariffs and trade policy for goods intended for the UK and the EU's tariffs and trade policy for goods intended for the EU. The proposed withdrawal agreement also included a backstop plan that would have kept the UK in a customs union with the EU until a permanent trade deal could be agreed upon to avoid a hard border in Northern Ireland. Discussions are underway in the UK Parliament with the Labour Party to see if an agreement can be reached on a way to move forward towards an acceptable outcome. These cross-party talks have been reported to be positive and productive. On July 8, 2019, it was reported that Labour's five biggest affiliated unions back a referendum on any deal agreed upon or a no deal Brexit, and are calling for voters to be given the option to remain in the EU.

While discussions continue, there is a great deal of uncertainty surrounding when, and on what terms, or if, Brexit will occur. Possible outcomes could include: (1) a no deal Brexit (or hard Brexit) on October 31, 2019; (2) a renegotiation of a Brexit deal; (3) another referendum, which would be difficult to complete by October 31, 2019; (4) the calling of an early general election to break the "deadlock"; (5) the calling of another no-confidence vote on Her Majesty's Government to potentially force an early general election; (6) UK Parliament relying on the decision of the European Court of Justice to unilaterally revoke Article 50 and cancel Brexit (without the need for agreement from the other 27 EU countries); (7) return to the proposed withdrawal agreement; and (8) procure agreement from the EU to further delay Brexit. On July 24, 2019, new Prime Minister Boris Johnson declared that Brexit would occur on October 31, 2019.

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

The FCA also is implementing a temporary permissions regime that, if a hard Brexit occurs, will allow EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and will allow EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries in the event of a hard Brexit. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of June 30, 2019, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. Federated continues to expend internal and external resources on contingency planning for Brexit, but the uncertainty around the terms of the UK's withdrawal from the EU make such planning difficult. For example, Hermes organized a subsidiary based in Dublin, Ireland, and established offices in Germany and Denmark, as part of Brexit contingency planning for its business. The Hermes Acquisition increases the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.

The European Commission has issued four legislative proposals relating to its Action Plan on Sustainable Finance. The legislation addresses, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks, and amendments to the Markets in Financial Instruments Directive (MiFID II) to provide consistency and clarity for institutional investors integrating environmental, social and governance (ESG) factors into their investment decision-making process. Federated is assessing the potential impact that Sustainable Finance proposals may have on its non-U.S. business (including Hermes), results of operations, financial condition and/or cash flows.

On July 19, 2019, the ESMA published a Final Report on Guidelines on stress test scenarios under the EU Money Market Fund Regulation (MMF Regulation) and a Final Report on reporting to competent authorities under Article 37 of the MMF Regulation, which are aimed at ensuring a coherent application of the MMF Regulation. As required by Article 28 of the MMF Regulation, the Guidelines on stress testing establish common reference parameters of the stress test scenarios money market funds or managers of money market funds should include in their stress testing scenarios. As required by Article 37 of the MMF Regulation, the Guidelines on reporting provide guidance on how to fill in the reporting template on money market funds that managers of money market funds will transmit to competent authorities as of the first quarter of 2020. Federated is analyzing the new Guidelines and the requirements for compliance.

On May 31, 2019, the FCA issued a Policy Statement, final rules and a consultation paper on improving shareholder engagement in connection with the Shareholder Rights Directive II. The final rules and guidance apply to regulated life insurers, asset managers and companies with shares admitted to trading on a regulated market. The Policy Statement confirmed that firms, such as asset managers, had to implement an engagement policy, and make certain disclosures regarding their engagement policy and investment strategies (or explain why they have not done so), by June 10, 2019. The engagement policy is required to cover how firms integrate shareholder engagement in their investment strategies, how they monitor investee companies on strategy, financial and non-financial performance, capital structure and social, environmental impact and corporate governance, how they conduct dialogue and exercise voting, cooperate with other shareholders, communicate with other stakeholders and manage conflicts of interest. In addition to engagement policy, the detailed rules require firms to send details of portfolio composition, turnover and turnover costs to certain clients. Firms that are required to make annual disclosures must do so for the first full period after the rules come into effect. For Federated's non-U.S. operations (excluding Hermes) Federated elected to disclose support for the Shareholder Rights Directive II but not adopt a new set of engagement policies. Hermes also supports the Shareholder Rights Directive II and has been assessing the final rules and guidance as part of a process to confirm and finalize its engagement policies.

On May 14, 2019, the UK Parliament published The Proxy Advisors (Shareholders' Rights) Regulations 2019. These new regulations, which became effective on June 10, 2019, place new requirements on firms that act as proxy advisory firms and have registered offices (or its head office) in the UK or that has its registered office or head office in any country or territory other than the UK, Gibraltar or in the European Economic Area (EEA) and provides proxy advisor services through an entity in the UK and provides services to investors holding shares in firms whose registered office is in the UK, Gibraltar or the EEA, and whose shares are traded on a regulated market in the UK, Gibraltar or the EEA. Hermes Equity Ownership Services

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

provides proxy advisory services covered by these new regulations. These new regulations require covered proxy advisory firms to make public disclosures on their websites about whether they adhere to a relevant code of conduct (and, if they do not adhere to a code of conduct, they are required to disclose reasons for choosing not to adhere to a code of conduct). Covered proxy advisory firms are required to report on the application of their code of conduct, disclose departures from their code of conduct and why they departed from it and indicate any alternative measures adopted. Covered proxy advisory firms also are required to disclose information on their research capabilities and how they produce their advice and voting recommendations (e.g., models, methodologies, information sources and resources), as well as identify and disclose any actual or potential conflicts of interest or business relationships that may influence the preparation of their research. The FCA has been given responsibility for overseeing whether proxy firms comply with these new requirements and will establish and maintain a public register of proxy advisor firms. Hermes is assessing these new requirements and has taken steps to comply.

Investment management industry participants, including Federated, continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Annual Report on Form 10-K for the fiscal year ended December 31, 2018 or in prior public filings):

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

•
The EU Securitization Regulation became applicable on January 1, 2019 for originators, sponsors, lenders, securitization special purpose entities, and institutional investors, including among others, UCITs funds, alternative investment fund managers and investment firms. Among other requirements, this regulation establishes requirements for due diligence, risk retention and transparency of disclosure for those involved in securitization transactions. For example, the regulation requires investors to conduct due diligence and to maintain written policies on due diligence and monitoring. The EU also will insist on investors only investing in products where the originator, lender or sponsor maintains at least a 5% retention in the product, even if another country (such as the U.S.) removes their requirement for a 5% risk retention. The regulation also requires the performance of stress tests on cash flows and collateral values or, in the absence of stress testing, testing based on assumptions having regard to the nature, scale and complexity of risk positions. The regulation also requires internal reporting to a relevant management body so that such management body is aware of material risks and can ensure that they are appropriately managed. Finally, under the regulation, the originators, sponsors or lenders involved with a securitized product have to agree amongst themselves to publish information that will be publicly available via repositories that will enable investors to more easily conduct due diligence when investing in securitized products.

•
A European FTT also continues to be discussed without being adopted. Notwithstanding challenges to its legality, these discussions continue to involve, among other topics, the scope, application and allocation of the FTT, although any agreement on the FTT may be delayed until the Brexit negotiations are completed. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 3, 2018, Germany and France discussed with other EU Member States, including Austria, Belgium, Greece, Italy, Portugal, Slovakia, Slovenia and Spain, at a finance ministers' meeting in Brussels, a renewed proposal for a European FTT based on an existing French FTT on stock trades involving domestically issued shares by companies with a market capitalization over one billion Euros. It has been reported that the Belgian Finance Minister indicated that the German-French initiative is a positive evolution in the discussions, and the Austrian Finance Minister indicated that more information is needed to assess the proposal, that an FTT with the scope limited to domestically issued shares would not be a real FTT, and that the finance ministers will consider it as a possible alternative. This new German-French initiative is narrower than prior proposals for a European FTT, which involved a broader, more substantial FTT applicable to securities transactions, including derivatives. For example, prior proposals would have imposed a 0.1% tax on equity and bond trades and a 0.01% tax on derivative transactions. The latest FTT proposal in 2019 would levy a 0.2% tax on the purchase price of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

shares issued by companies based in one of the participating countries and whose market capitalization exceeds €1 billion. Germany has indicated that it would follow this French-based model and impose a minimum FTT of 0.2%. This FTT would apply even if a transaction occurs outside the EU. Market-making activity would be exempt, and intraday transactions would also be exempt from this FTT, such that it would only apply to net positions in an applicable security at the end of a day. It also has been reported that the EU Member States have agreed to a "mutualization mechanism" or "balanced allocation system" to allocate revenue generated from the FTT between the Member States that implement the FTT and incentivize small countries to implement the FTT. According to a joint document from France and Germany, this mechanism or system would allow for a minimum revenue of €20 million for small countries not expected to generate any or very little revenue from the FTT, and would base distributions and payments on the participating countries' gross national income. Germany's Financial Minister Olaf Scholz has stated that a limited deal on an EU FTT could be reached in the autumn of 2019 in order for this FTT to apply in 2021. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. As noted above, Brexit could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty of Brexit, it is unclear whether a UK FTT will be advanced in 2019.

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

The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated. Building on consultations and other reports published from 2015 through 2019 regarding methodologies for identifying non-bank non-insurer global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. For example, in its 4th Annual Report published on November 28, 2018, among other topics, the FSB stated that it continues to monitor and assess the growth and risks in non-bank intermediation, including, for example, liquidity, digitalization of finance (or financial technology), crypto-assets, and artificial intelligence, and that it will continue to promote cross-border cooperation amongst regulators. In November 2018, IOSCO published an update on its principles for the regulation and supervision of commodity derivatives markets and a consultation paper on leverage. In the consultation paper, IOSCO outlined a proposed framework that could be used by regulators to calculate and analyze leverage in investment funds, and requested comments by February 1, 2019.

Working groups have been formed in the United Kingdom, the United States, the European Union, Japan and Switzerland to recommend an alternative rate to LIBOR for its respective currency. The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. The BoE continues to encourage firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and to seek assurances that firms' senior managers and boards understand the risks associated with this transition. In early June 2019, representatives of the BoE and FCA told banks that it is "last orders" for LIBOR and that banks must stop adding to their post-2021 LIBOR exposures. Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee at the Federal Reserve Bank of New York. In a December 6, 2018 speech, SEC Chairman Jay Clayton discussed the transition from LIBOR, noting that the SEC is working with other regulators to monitor risks and work needs to be done to develop a SOFR term structure that will facilitate the transition. In early June 2019, a representative of the Federal Reserve Bank of New York urged the finance industry to ramp up preparations for the end of LIBOR and take the warnings seriously. On July 12, 2019, the SEC issued a "Staff Statement on LIBOR Transition" in which the SEC staff indicated that the expected discontinuation of LIBOR could have a significant impact on the financial markets and may present

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

a material risk for certain market participants, including public companies, investment advisers, investment companies and broker dealers. The SEC staff further noted that the risks associated with the discontinuation and transition will be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner, and reported that the staff is actively monitoring the extent to which market participants are identifying and addressing these risks. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address its effects, and may increase operating expenses. Federated continues to assess the impact that the transition from LIBOR will have on Federated and Federated's products and strategies, customers and service providers.

Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the post-implementation impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit or FCA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit, also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European Regulatory Developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of June 30, 2019, Federated is unable to conclusively assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to conclusively assess at this time whether, or the degree to which, Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increases the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2019	2018
By Asset Class
Equity	$81,999	$57,973	41%
Fixed-Income	65,052	61,435	6
Alternative / Private Markets[1]	17,917	292	NM
Multi-Asset	4,213	4,730	(11)
Total Long-Term Assets	169,181	124,430	36
Money Market	333,066	255,247	30
Total Managed Assets	$502,247	$379,677	32%

By Product Type
Funds:
Equity	$43,443	$31,699	37%
Fixed-Income	42,084	39,877	6
Alternative / Private Markets[1]	11,400	292	NM
Multi-Asset	4,019	4,521	(11)
Total Long-Term Assets	100,946	76,389	32
Money Market	231,321	172,671	34
Total Fund Assets	332,267	249,060	33
Separate Accounts:
Equity	38,556	26,274	47
Fixed-Income	22,968	21,558	7
Alternative / Private Markets	6,517	0	NM
Multi-Asset	194	209	(7)
Total Long-Term Assets	68,235	48,041	42
Money Market	101,745	82,576	23
Total Separate Account Assets	169,980	130,617	30
Total Managed Assets	$502,247	$379,677	32%

1	The balance at June 30, 2019 includes $8.4 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2019	2018		2019	2018
By Asset Class
Equity	$80,819	$58,818	37%	$79,187	$60,186	32%
Fixed-Income	64,913	61,648	5	64,540	62,593	3
Alternative / Private Markets[1]	17,772	319	NM	18,041	337	NM
Multi-Asset	4,225	4,824	(12)	4,225	4,902	(14)
Total Long-Term Assets	167,729	125,609	34	165,993	128,018	30
Money Market	325,527	260,371	25	318,339	263,958	21
Total Average Managed Assets	$493,256	$385,980	28%	$484,332	$391,976	24%

By Product Type
Funds:
Equity	$42,571	$31,911	33%	$41,394	$32,296	28%
Fixed-Income	41,652	40,199	4	41,373	40,610	2
Alternative / Private Markets[1]	11,146	319	NM	11,346	337	NM
Multi-Asset	4,034	4,604	(12)	4,038	4,677	(14)
Total Long-Term Assets	99,403	77,033	29	98,151	77,920	26
Money Market	222,282	175,885	26	215,771	178,870	21
Total Average Fund Assets	321,685	252,918	27	313,922	256,790	22
Separate Accounts:
Equity	38,248	26,907	42	37,793	27,890	36
Fixed-Income	23,261	21,449	8	23,167	21,983	5
Alternative / Private Markets	6,626	0	NM	6,695	0	NM
Multi-Asset	191	220	(13)	187	225	(17)
Total Long-Term Assets	68,326	48,576	41	67,842	50,098	35
Money Market	103,245	84,486	22	102,568	85,088	21
Total Average Separate Account Assets	171,571	133,062	29	170,410	135,186	26
Total Average Managed Assets	$493,256	$385,980	28%	$484,332	$391,976	24%

1
The average for the three and six months ended June 30, 2019 includes $8.1 billion and $8.3 billion, respectively, of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Equity Funds
Beginning Assets	$42,057	$31,507	$36,584	$33,008
Sales	3,047	1,636	6,459	3,316
Redemptions	(2,740)	(2,464)	(5,743)	(5,236)
Net Sales (Redemptions)	307	(828)	716	(1,920)
Net Exchanges	191	204	204	74
Impact of Foreign Exchange[1]	(27)	0	(42)	0
Market Gains and Losses[2]	915	816	5,981	537
Ending Assets	$43,443	$31,699	$43,443	$31,699

Equity Separate Accounts
Beginning Assets	$38,188	$27,323	$35,913	$29,808
Sales[3]	1,765	1,095	3,489	2,608
Redemptions[3]	(1,664)	(2,614)	(4,587)	(5,100)
Net Sales (Redemptions)[3]	101	(1,519)	(1,098)	(2,492)
Net Exchanges	0	(2)	0	1
Impact of Foreign Exchange[1]	31	0	(76)	0
Market Gains and Losses[2]	236	472	3,817	(1,043)
Ending Assets	$38,556	$26,274	$38,556	$26,274

Total Equity
Beginning Assets	$80,245	$58,830	$72,497	$62,816
Sales[3]	4,812	2,731	9,948	5,924
Redemptions[3]	(4,404)	(5,078)	(10,330)	(10,336)
Net Sales (Redemptions)[3]	408	(2,347)	(382)	(4,412)
Net Exchanges	191	202	204	75
Impact of Foreign Exchange[1]	4	0	(118)	0
Market Gains and Losses[2]	1,151	1,288	9,798	(506)
Ending Assets	$81,999	$57,973	$81,999	$57,973

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

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Fixed-Income Funds
Beginning Assets	$41,189	$40,529	$40,490	$41,144
Sales	4,141	3,832	8,295	7,939
Redemptions	(3,845)	(4,218)	(8,571)	(8,785)
Net Sales (Redemptions)	296	(386)	(276)	(846)
Net Exchanges	(191)	(207)	(199)	(80)
Impact of Foreign Exchange[1]	(37)	0	(14)	0
Market Gains and Losses[2]	827	(59)	2,083	(341)
Ending Assets	$42,084	$39,877	$42,084	$39,877

Fixed-Income Separate Accounts
Beginning Assets	$22,918	$21,676	$22,668	$23,016
Sales[3]	1,052	923	2,314	1,724
Redemptions[3]	(1,336)	(716)	(2,951)	(2,743)
Net Sales (Redemptions)[3]	(284)	207	(637)	(1,019)
Net Exchanges	0	0	(25)	0
Impact of Foreign Exchange[1]	12	0	(3)	0
Market Gains and Losses[2]	322	(325)	965	(439)
Ending Assets	$22,968	$21,558	$22,968	$21,558

Total Fixed-Income
Beginning Assets	$64,107	$62,205	$63,158	$64,160
Sales[3]	5,193	4,755	10,609	9,663
Redemptions[3]	(5,181)	(4,934)	(11,522)	(11,528)
Net Sales (Redemptions)[3]	12	(179)	(913)	(1,865)
Net Exchanges	(191)	(207)	(224)	(80)
Impact of Foreign Exchange[1]	(25)	0	(17)	0
Market Gains and Losses[2]	1,149	(384)	3,048	(780)
Ending Assets	$65,052	$61,435	$65,052	$61,435

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

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Alternative / Private Markets Funds[1]
Beginning Assets	$11,164	$343	$11,365	$366
Sales	241	15	495	56
Redemptions	(213)	(44)	(600)	(111)
Net Sales (Redemptions)	28	(29)	(105)	(55)
Net Exchanges	(1)	(2)	(3)	(1)
Impact of Foreign Exchange[2]	(267)	0	(27)	0
Market Gains and Losses[3]	476	(20)	170	(18)
Ending Assets	$11,400	$292	$11,400	$292

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,690	$0	$6,953	$0
Sales[4]	79	0	138	0
Redemptions[4]	(89)	0	(560)	0
Net Sales (Redemptions)[4]	(10)	0	(422)	0
Impact of Foreign Exchange[2]	(168)	0	(21)	0
Market Gains and Losses[3]	5	0	7	0
Ending Assets	$6,517	$0	$6,517	$0

Total Alternative / Private Markets[1]
Beginning Assets	$17,854	$343	$18,318	$366
Sales[4]	320	15	633	56
Redemptions[4]	(302)	(44)	(1,160)	(111)
Net Sales (Redemptions)[4]	18	(29)	(527)	(55)
Net Exchanges	(1)	(2)	(3)	(1)
Impact of Foreign Exchange[2]	(435)	0	(48)	0
Market Gains and Losses[3]	481	(20)	177	(18)
Ending Assets	$17,917	$292	$17,917	$292

1	The balance at June 30, 2019 includes $8.4 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

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

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Multi-Asset Funds
Beginning Assets	$4,072	$4,620	$3,920	$4,783
Sales	73	126	175	254
Redemptions	(222)	(221)	(457)	(449)
Net Sales (Redemptions)	(149)	(95)	(282)	(195)
Net Exchanges	0	(2)	2	(2)
Market Gains and Losses[1]	96	(2)	379	(65)
Ending Assets	$4,019	$4,521	$4,019	$4,521

Multi-Asset Separate Accounts
Beginning Assets	$187	$223	$173	$231
Sales[2]	5	0	7	0
Redemptions[2]	(6)	(8)	(12)	(15)
Net Sales (Redemptions)[2]	(1)	(8)	(5)	(15)
Market Gains and Losses[1]	8	(6)	26	(7)
Ending Assets	$194	$209	$194	$209

Total Multi-Asset
Beginning Assets	$4,259	$4,843	$4,093	$5,014
Sales[2]	78	126	182	254
Redemptions[2]	(228)	(229)	(469)	(464)
Net Sales (Redemptions)[2]	(150)	(103)	(287)	(210)
Net Exchanges	0	(2)	2	(2)
Market Gains and Losses[1]	104	(8)	405	(72)
Ending Assets	$4,213	$4,730	$4,213	$4,730

1	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Total Long-Term Fund Assets[1]
Beginning Assets	$98,482	$76,999	$92,359	$79,301
Sales	7,502	5,609	15,424	11,565
Redemptions	(7,020)	(6,947)	(15,371)	(14,581)
Net Sales (Redemptions)	482	(1,338)	53	(3,016)
Net Exchanges	(1)	(7)	4	(9)
Impact of Foreign Exchange[2]	(331)	0	(83)	0
Market Gains and Losses[3]	2,314	735	8,613	113
Ending Assets	$100,946	$76,389	$100,946	$76,389

Total Long-Term Separate Accounts Assets
Beginning Assets	$67,983	$49,222	$65,707	$53,055
Sales[4]	2,901	2,018	5,948	4,332
Redemptions[4]	(3,095)	(3,338)	(8,110)	(7,858)
Net Sales (Redemptions)[4]	(194)	(1,320)	(2,162)	(3,526)
Net Exchanges	0	(2)	(25)	1
Impact of Foreign Exchange[2]	(125)	0	(100)	0
Market Gains and Losses[3]	571	141	4,815	(1,489)
Ending Assets	$68,235	$48,041	$68,235	$48,041

Total Long-Term Assets[1]
Beginning Assets	$166,465	$126,221	$158,066	$132,356
Sales[4]	10,403	7,627	21,372	15,897
Redemptions[4]	(10,115)	(10,285)	(23,481)	(22,439)
Net Sales (Redemptions)[4]	288	(2,658)	(2,109)	(6,542)
Net Exchanges	(1)	(9)	(21)	(8)
Impact of Foreign Exchange[2]	(456)	0	(183)	0
Market Gains and Losses[3]	2,885	876	13,428	(1,376)
Ending Assets	$169,181	$124,430	$169,181	$124,430

1	The balance at June 30, 2019 includes $8.4 billion of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
By Asset Class
Money Market	66%	67%	38%	39%
Equity	16%	16%	41%	40%
Fixed-Income	13%	16%	14%	17%
Alternative / Private Markets	4%	0%	3%	0%
Multi-Asset	1%	1%	3%	4%
Other	--	--	1%	0%
By Product Type
Funds:
Money Market	45%	45%	35%	36%
Equity	8%	9%	31%	31%
Fixed-Income	8%	10%	12%	15%
Alternative / Private Markets	3%	0%	1%	0%
Multi-Asset	1%	1%	3%	4%
Separate Accounts:
Money Market	21%	22%	3%	3%
Equity	8%	7%	10%	9%
Fixed-Income	5%	6%	2%	2%
Alternative / Private Markets	1%	0%	2%	0%
Other	--	--	1%	0%

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

As of June 30, 2019, total managed assets increased 32% from June 30, 2018 primarily due to an increase in money market assets and, to a lesser extent, an increase in equity assets and alternative/private markets assets as a result of the Hermes Acquisition. Total average money market assets increased 25% and 21% for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018. Period-end money market assets increased 30% at June 30, 2019 as compared to June 30, 2018. Average equity assets increased 37% and 32% for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018. Period-end equity assets increased 41% at June 30, 2019 as compared to June 30, 2018, primarily due to the Hermes Acquisition. Average fixed-income assets increased 5% and 3% for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018. Period-end fixed-income assets increased 6% at June 30, 2019 as compared to June 30, 2018, primarily due to market appreciation and the Hermes Acquisition, partially offset by net redemptions. The second quarter was volatile, with risk assets rallying to start and end the period, with a sell-off in between. In early May, the U.S. abruptly pulled out of trade talks with China and, late in the month, threatened new tariffs on Mexico. The actions fueled volatility in markets already concerned about signs of a worsening global economic slowdown. The U.S. ultimately lifted its tariff threat against Mexico in early June and late in the month agreed to restart negotiations with China. Combined with strong signals from the Federal Reserve Open Market Committee that it likely would cut its benchmark funds rate as early as July, risk markets rallied to close the period, with the Dow Jones Industrial Average, S&P 500 and Nasdaq posting their best returns for June since 1938, 1955 and 2000, respectively. The credit bond markets rebounded strongly, largely offsetting May's losses to add to total returns for the three-month period. Treasuries also had a strong quarter as the 10-year Treasury yield fell 41 basis points to end the period at 2.00%.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $65.5 million for the three-month period ended June 30, 2019 as compared to the same period in 2018 primarily due to (1) $48.1 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and (2) an increase of $24.7 million due to higher average money market assets. These increases in revenue were partially offset by a decrease of $3.9 million due to lower average equity assets (excluding the impact of the Hermes Acquisition).

Revenue increased $108.7 million for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily due to (1) $96.4 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and (2) an increase of $40.7 million due to higher average money market assets. These increases in revenue were partially offset by (1) decreases of $16.3 million and $3.2 million due to lower average equity and multi-asset assets (excluding the impact of the Hermes Acquisition), respectively, and (2) a decrease of $4.3 million primarily due to a change in the mix of average fixed-income assets (excluding the impact of the Hermes Acquisition).

For the six-month period ended June 30, 2019 and 2018, Federated's ratio of revenue to average managed assets was 0.26% and 0.27%, respectively.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2019 increased $61.3 million as compared to the same period in 2018 primarily due to (1) $44.6 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and (2) an increase of $11.5 million in Distribution expense related to higher average money market fund assets.

Total Operating Expenses for the six-month period ended June 30, 2019 increased $113.3 million as compared to the same period in 2018 primarily due to (1) $93.2 million of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 (which excludes acquisition-related intangible amortization expense of $2.9 million for the six-month period ended June 30, 2019) and (2) an increase of $18.2 million in Distribution expense related to higher average money market fund assets.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $28.4 million and $30.8 million for the three- and six-month periods ended June 30, 2019, respectively, as compared to the same period in 2018 due primarily to a $29.0 million loss, recorded in Other, net in the second quarter of 2018, related to two derivative financial instruments associated with the Hermes Acquisition.
Income Taxes. The income tax provision was $20.5 million for the three-month period ended June 30, 2019 as compared to$13.1 million for the same period in 2018. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.3% for the three-month period ended June 30, 2019 as compared to 25.3% for the same period in 2018.

The income tax provision was $38.4 million for the six-month period ended June 30, 2019 as compared to $32.0 million for the same period in 2018. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.5% for both the six-month periods ended June 30, 2019 and June 30, 2018.

Net Income Attributable to Federated Investors, Inc. Net income increased $23.9 million for the three-month period ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. Diluted earnings per share for the three-month period ended June 30, 2019 increased $0.24 as compared to the same period in 2018 due to increased net income.

Net income increased $18.1 million for the six-month period ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. Diluted earnings per share for the six-month period ended June 30, 2019 increased $0.18 as compared to the same period in 2018 due to increased net income.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Liquidity and Capital Resources

Liquid Assets. At June 30, 2019, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $255.7 million as compared to $222.1 million at December 31, 2018. The change in liquid assets is discussed below.

At June 30, 2019, Federated's liquid assets included investments in certain money market and fluctuating-value Federated Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its various types of investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $158 million) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $112.4 million for the six months ended June 30, 2019 as compared to $136.4 million for the same period in 2018. The decrease of $24.0 million was primarily due to an increase of $36.4 million in cash paid for incentive compensation (nearly all of which relates to payments to Hermes employees as a result of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018). The remaining difference is primarily as a result of the cash impact related to changes in revenues and expenses previously noted.

Cash Used by Investing Activities. During the six-month period ended June 30, 2019, net cash used by investing activities was $21.5 million which primarily represented cash paid for purchases of investments ($15.4 million) and cash paid for property and equipment ($8.9 million).

Cash Used by Financing Activities. During the six-month period ended June 30, 2019, net cash used by financing activities was $67.5 million. During the first six months of 2019, Federated paid $54.5 million or $0.54 per share in dividends to holders of its common shares. In addition, Federated paid $18.8 million in connection with its debt obligations, which was partially offset by $8.8 million borrowed from Federated's revolving credit facility.

Borrowings. Federated's Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2019, Federated has $250 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2019. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2019, Federated's interest coverage ratio was 70 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2019, Federated's leverage ratio was 0.3 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On July 25, 2019, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 8, 2019 to be paid on August 15, 2019.

After evaluating Federated's existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes the impact of final purchase price accounting adjustments related to the Hermes Acquisition (see Note (4) to the Consolidated Financial Statements).

The following line items increased as a result of the adoption of Topic 842: (1) Right-of-Use Assets, net ($105.9 million), (2) Lease Liabilities ($13.4 million) and (3) Long-Term Lease Liabilities ($113.1 million). In addition, Other Long-Term Liabilities at June 30, 2019 decreased $18.3 million from December 31, 2018 primarily due to the reclassification of certain lease-related liabilities into the ROU asset in accordance with the adoption of Topic 842. See Note (2) and Note (16) to the Consolidated Financial Statements for additional information.

Accrued Compensation and Benefits at June 30, 2019 decreased $48.8 million from December 31, 2018 primarily due to the 2018 accrued annual incentive compensation being paid in the first quarter of 2019 ($99.0 million), partially offset by 2019 incentive compensation accruals recorded at June 30, 2019 ($61.3 million).

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, there were no material changes to Federated's exposures to market risk that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Hermes, which was acquired effective July 1, 2018. Hermes represented approximately 12% of both Federated's total and net assets as of June 30, 2019 and approximately 15% of Federated's total revenue for both the three and six months ended June 30, 2019 and 3% and 2% of Federated's total net income for the three and six months ended June 30, 2019, respectively. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting for one year following an acquisition. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at June 30, 2019.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1 - Risk Factors of Federated's Annual Report on Form 10-K for the year ended December 31, 2018 (Risk Factors), except as described below.
Risks Related to Auditor Independence. On June 18, 2019, the SEC adopted amendments to the auditor independence rules (specifically Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule)) relating to the analysis that must be conducted to determine whether a registered public accounting firm (Accounting Firm) is independent when the Accounting Firm (or covered person professionals within the firm) has a lending relationship with certain shareholders of an audit client, such as Federated or the Federated Funds. The amendments focus the analysis on beneficial ownership rather than on both record and beneficial ownership; replace the existing ten percent bright-line shareholder ownership test with a significant influence test; add a known through reasonable inquiry standard with respect to identifying beneficial owners of the audit client's equity securities; and exclude from the definition of audit client, for a fund under audit, any other funds that otherwise would be considered affiliates of the audit client under the rules for certain lending relationships.
Under the Loan Rule amendments, a beneficial owner with whom an Accounting Firm (or a covered person professional within the firm) has a lending relationship would only have significant influence with respect to Federated or a Federated Fund (when Federated or the Federated Fund is an audit client of the Accounting Firm) if the beneficial owner has the ability to exert significant influence over Federated's or the Federated Fund's operating and financial policies, based on the totality of the facts and circumstances. In the case of a Federated Fund, the beneficial owner would have to have the ability to influence the Federated Fund's investment policies and day-to-day portfolio management processes, including those governing the selection, purchase and sale, and valuation of investments, and the distribution of income and capital gains (collectively, investment processes). Given Federated's dual-class structure, under which the entire voting power of Federated is vested in the holder of the outstanding shares of the Class A Common Stock and Federated's publicly listed Class B Common Stock generally do not have voting power except in limited circumstances, the Loan Rule amendments make it less likely that a beneficial owner of Federated's publicly traded Class B Common Stock would have significant influence over Federated's operating and financial policies. Given that a majority of the members of the Federated Funds' Board of Directors/Trustees are independent and the

Federated Funds delegate investment discretion over their portfolios to registered advisory subsidiaries of Federated who act as the primary investment advisers to the Federated Funds, the Loan Rule amendments make it less likely that a beneficial owner of a Federated's Funds equity securities would have significant influence over a Federated Fund's investment processes.
While the Loan Rule amendments exclude from the definition of "audit client" other Federated Funds that would otherwise be considered affiliates of a Federated Fund that is an audit client of an Accounting Firm, Federated is not excluded from being considered an affiliate of the Federated Fund that is the audit client of an Accounting Firm. Therefore, since Federated's independent Accounting Firm, like the Accounting Firms of many other public companies that sponsor and advise investment funds, acts in a similar capacity to several Federated Funds sponsored and advised by Federated, if an independence determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Fund, the Accounting Firm also could be prevented from making a determination that it satisfies the independence requirements with respect to Federated, since Federated is an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Fund.
The Loan Rule amendments will become effective on October 3, 2019.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the second quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	29,750	$3.00	0	969,401
May[2]	22,850	27.15	20,000	949,401
June	0	0.00	0	949,401
Total	52,600	$13.49	20,000	949,401

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of June 30, 2019. See Note (13) to the Consolidated Financial Statements for additional information on this program.

2	In April and May 2019, 29,750 and 2,850 shares, respectively, of restricted stock with a weighted-average price of $3.00 per share were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS – XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Federated Investors, Inc.
(Registrant)

Date	July 31, 2019	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	July 31, 2019	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer