Form 10-Q
period 2019-09-30
FEDERATED INVESTORS INC /PA/
filed 2019-11-01
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of October 24, 2019, the Registrant had outstanding 9,000 shares of Class A Common Stock and 101,130,281 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Investors, Inc. and its consolidated subsidiaries (Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels and mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers); when revenue or expense is recognized; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes and tax rates; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated, product and market performance and Federated's performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight, and possible deregulation by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various items set forth under Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending September 30, 2019. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated's asset flows, asset levels and asset mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated's Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending September 30, 2019.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$196,513	$156,832
Investments—Consolidated Investment Companies	43,661	22,798
Investments—Affiliates and Other	68,831	10,860
Receivables, net of reserve of $5 and $50, respectively	59,832	60,094
Receivables—Affiliates	33,005	34,985
Prepaid Expenses	15,610	16,513
Other Current Assets	3,420	2,019
Total Current Assets	420,872	304,101
Long-Term Assets
Goodwill	766,174	809,608
Intangible Assets, net of accumulated amortization of $16,136 and $11,203, respectively	367,196	339,639
Property and Equipment, net of accumulated depreciation of $90,743 and $89,937, respectively	51,555	53,229
Right-of-Use Assets, net of accumulated amortization of $9,086	102,516	0
Other Long-Term Assets	45,658	37,106
Total Long-Term Assets	1,333,099	1,239,582
Total Assets	$1,753,971	$1,543,683
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$66,843	$56,110
Accrued Compensation and Benefits	100,777	113,865
Lease Liabilities	13,352	0
Other Current Liabilities	13,403	11,205
Total Current Liabilities	194,375	181,180
Long-Term Liabilities
Long-Term Debt	120,000	135,000
Long-Term Deferred Tax Liability, net	161,778	148,164
Long-Term Lease Liabilities	109,200	0
Other Long-Term Liabilities	18,629	39,705
Total Long-Term Liabilities	409,607	322,869
Total Liabilities	603,982	504,049
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	199,492	182,513
PERMANENT EQUITY
Federated Investors, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	386,189	367,063
Additional Paid-In Capital from Treasury Stock Transactions	104	0
Retained Earnings	871,774	791,823
Treasury Stock, at Cost, 8,366,525 and 8,702,074 Shares Class B Common Stock, respectively	(279,472)	(287,337)
Accumulated Other Comprehensive Income (Loss), net of tax	(28,287)	(14,617)
Total Permanent Equity	950,497	857,121
Total Liabilities, Temporary Equity and Permanent Equity	$1,753,971	$1,543,683
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Investment Advisory Fees, net—Affiliates	$175,629	$159,527	$497,538	$425,288
Investment Advisory Fees, net—Other	56,477	57,509	166,436	134,141
Administrative Service Fees, net—Affiliates	64,216	49,855	176,319	147,248
Other Service Fees, net—Affiliates	41,124	39,046	119,639	119,105
Other Service Fees, net—Other	2,894	2,679	8,937	2,679
Total Revenue	340,340	308,616	968,869	828,461
Operating Expenses
Compensation and Related	112,247	103,092	330,712	255,613
Distribution	88,082	72,153	247,713	214,098
Systems and Communications	13,353	12,213	38,258	28,397
Office and Occupancy	10,855	9,332	33,283	24,238
Professional Service Fees	10,678	13,535	31,445	32,443
Advertising and Promotional	4,102	4,502	12,989	10,967
Travel and Related	4,158	4,622	12,465	10,967
Other	7,558	7,269	16,868	9,412
Total Operating Expenses	251,033	226,718	723,733	586,135
Operating Income	89,307	81,898	245,136	242,326
Nonoperating Income (Expenses)
Investment Income	1,030	938	3,009	5,030
Gain (Loss) on Securities, net	(586)	261	1,670	(1,736)
Debt Expense	(1,239)	(1,602)	(3,971)	(4,363)
Other, net	8,264	2,240	7,756	(26,877)
Total Nonoperating Income (Expenses), net	7,469	1,837	8,464	(27,946)
Income Before Income Taxes	96,776	83,735	253,600	214,380
Income Tax Provision	23,191	21,741	61,564	53,713
Net Income Including the Noncontrolling Interests in Subsidiaries	73,585	61,994	192,036	160,667
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	623	2,386	1,804	1,906
Net Income	$72,962	$59,608	$190,232	$158,761
Amounts Attributable to Federated Investors, Inc.
Earnings Per Common Share—Basic and Diluted	$0.72	$0.59	$1.88	$1.57
Cash Dividends Per Share	$0.27	$0.27	$0.81	$0.79
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income Including the Noncontrolling Interests in Subsidiaries	$73,585	$61,994	$192,036	$160,667

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(11,795)	(3,778)	(13,670)	(4,257)
Reclassification Adjustment Related to Foreign Currency Items	0	0	0	(191)
Reclassification Adjustment Related to Equity Securities	0	0	0	(29)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(5,544)	(1,781)	(6,430)	(1,781)
Other Comprehensive Income (Loss), net of tax	(17,339)	(5,559)	(20,100)	(6,258)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	56,246	56,435	171,936	154,409
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(4,921)	605	(4,626)	125
Comprehensive Income Attributable to Federated Investors, Inc.	$61,167	$55,830	$176,562	$154,284
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2018	$367,252	$0	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
Net Income	0	0	54,546	0	0	54,546	65
Other Comprehensive Income (Loss), net of tax	0	0	0	0	7,664	7,664	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	42
Stock Award Activity	7,110	0	(11,830)	11,830	0	7,110	2,126
Dividends Declared	0	0	(27,217)	0	0	(27,217)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(2,260)
Purchase of Treasury Stock	0	0	0	(1,485)	0	(1,485)	0
Balance at March 31, 2019	$374,362	$0	$807,322	$(276,992)	$(6,953)	$897,739	$186,200
Net Income	0	0	62,724	0	0	62,724	1,116
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(9,539)	(9,539)	(4,600)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	1,822
Stock Award Activity	6,069	103	0	68	0	6,240	1,773
Dividends Declared	0	0	(27,323)	0	0	(27,323)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(541)
Business Acquisition	0	0	0	0	0	0	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(16,604)	0	0	(16,604)	16,604
Purchase of Treasury Stock	0	0	0	(709)	0	(709)	0
Balance at June 30, 2019	$380,431	$103	$826,119	$(277,633)	$(16,492)	$912,528	$201,988
Net Income	0	0	72,962	0	0	72,962	623
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(11,795)	(11,795)	(5,544)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	687
Stock Award Activity	5,947	1	0	21	0	5,969	2,125
Dividends Declared	0	0	(27,307)	0	0	(27,307)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(387)
Purchase of Treasury Stock	0	0	0	(1,860)	0	(1,860)	0
Balance at September 30, 2019	$386,378	$104	$871,774	$(279,472)	$(28,287)	$950,497	$199,492
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Investors, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2017	$343,378	$0	$697,359	$(278,732)	$(790)	$761,215	$30,163
Adoption of New Accounting Pronouncements	0	0	125	0	(254)	(129)	0
Net Income	0	0	60,331	0	0	60,331	(325)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	277	277	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	500
Stock Award Activity	6,966	0	(10,721)	10,822	0	7,067	0
Dividends Declared	0	0	(25,265)	0	0	(25,265)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(1,684)
Purchase of Treasury Stock	0	0	0	(3,876)	0	(3,876)	0
Balance at March 31, 2018	$350,344	$0	$721,829	$(271,786)	$(767)	$799,620	$28,654
Net Income	0	0	38,822	0	0	38,822	(155)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(722)	(722)	0
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	663
Consolidation (Deconsolidation)	0	0	0	0	0	0	(1,751)
Stock Award Activity	5,794	0	(567)	673	0	5,900	0
Dividends Declared	0	0	(27,331)	0	0	(27,331)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(6,427)
Purchase of Treasury Stock	0	0	0	(17,164)	0	(17,164)	0
Balance at June 30, 2018	$356,138	$0	$732,753	$(288,277)	$(1,489)	$799,125	$20,984
Net Income	0	0	59,608	0	0	59,608	2,386
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(3,778)	(3,778)	(1,781)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	3,262
Stock Award Activity	5,456	15	0	0	0	5,471	0
Dividends Declared	0	0	(27,185)	0	0	(27,185)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(1,667)
Business Acquisition	0	0	0	0	0	0	169,560
Purchase of Treasury Stock	0	0	0	(5,877)	0	(5,877)	0
Balance at September 30, 2018	$361,594	$15	$765,176	$(294,154)	$(5,267)	$827,364	$192,744
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$192,036	$160,667
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	1,625	2,319
Depreciation and Other Amortization	19,165	10,767
Share-Based Compensation Expense	19,148	18,244
Subsidiary Share-Based Compensation Expense	6,024	0
(Gain) Loss on Disposal of Assets	11	(7)
Provision (Benefit) for Deferred Income Taxes	5,956	7,813
Net Unrealized (Gain) Loss on Investments	(3,469)	1,801
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(20,076)	9,302
(Increase) Decrease in Receivables, net	426	(9,462)
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,502)	(1,052)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(4,057)	(119,268)
Increase (Decrease) in Other Liabilities	(2,946)	7,589
Net Cash Provided (Used) by Operating Activities	212,341	88,713
Investing Activities
Purchases of Investments—Affiliates and Other	(88,422)	(3,081)
Cash Paid for Business Acquisitions, Net of Cash Acquired	785	(168,430)
Proceeds from Redemptions of Investments—Affiliates and Other	32,639	19,986
Cash Paid for Property and Equipment	(11,321)	(11,900)
Net Cash Provided (Used) by Investing Activities	(66,319)	(163,425)
Financing Activities
Dividends Paid	(81,869)	(79,808)
Purchases of Treasury Stock	(4,054)	(27,064)
Distributions to Noncontrolling Interest in Subsidiaries	(3,188)	(9,778)
Contributions from Noncontrolling Interest in Subsidiaries	2,551	4,425
Proceeds from Shareholders for Share-Based Compensation	193	222
Proceeds from New Borrowings	8,800	79,150
Payments on Contingent Consideration Liabilities	0	(228)
Payments on Debt	(23,800)	(89,150)
Net Cash Provided (Used) by Financing Activities	(101,367)	(122,231)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(3,569)	(2,343)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	41,086	(199,286)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	157,426	316,809
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	198,512	117,523
Less: Restricted Cash Recorded in Other Current Assets	1,671	0
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	328	580
Cash and Cash Equivalents	$196,513	$116,943
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
(b) Recently Issued Accounting Guidance Not Yet Adopted
Credit Losses
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology with a current expected credit loss (CECL) model. CECL requires an entity to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The update is effective for Federated on January 1, 2020. While early adoption is permitted, Federated does not plan to early adopt in 2019.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
Management judgments are used when reviewing new and/or materially-modified contracts to determine (1) whether the contract is, or contains, a lease, and (2) the IBR. Management was unable to determine the rates implicit in Federated's leases based on the information available at the commencement date, therefore, management calculated an IBR for each lease. In

Notes to the Consolidated Financial Statements (continued)
(unaudited)

order to calculate the IBR, management began with readily observable unsecured rates, and adjusted for the following assumptions: (1) collateralization, (2) remaining lease term and (3) the type of ROU asset.
(4) Business Combinations

On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a controlling interest in Hermes (Hermes Acquisition). The addition of London-based Hermes provides the opportunity to further accelerate Federated's growth in markets outside of the U.S. BT Pension Scheme (BTPS) retained a 29.5 percent interest in Hermes and contributed the remaining 10.5 percent interest into an Employee Benefit Trust (EBT) for the benefit of certain members of Hermes' management and other key employees under a long-term incentive plan (LTIP). Federated paid $343.5 million (which consists of $344.3 million paid in 2018 offset by $0.8 million returned in the second quarter of 2019). Federated funded the transaction through a combination of cash and an $18.0 million drawdown from its existing revolving credit facility (see Note (11) for additional information).

Federated and BTPS entered into a Put and Call Option Deed pursuant to which Federated has a call option to acquire BTPS' remaining 29.5 percent interest in Hermes at fair value and BTPS has a put option to sell its remaining interest in Hermes to Federated at fair value, after the third, fourth or fifth anniversaries, and subject to certain contingencies, the sixth anniversary, of the date of the purchase agreement. Federated does not consider BTPS' 29.5 percent noncontrolling interest in Hermes to be permanent equity, due to it being redeemable at the option of either BTPS or Federated and, therefore, not entirely within Federated's control.

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

During the second quarter 2019, the Redeemable Noncontrolling Interest in Subsidiaries carrying value was adjusted by $16.6 million to the current redemption value, assuming the Hermes noncontrolling interest was redeemable at the balance sheet date. The noncontrolling interest was adjusted through a corresponding adjustment to retained earnings. Management, assisted by a third party valuation specialist, estimated the current redemption values using three methodologies: (1) the discounted cash flow methodology under the income approach, (2) the guideline public company methodology under the market approach and 3) the guideline public transaction methodology under the market approach. The estimated current redemption value was derived from equally weighting the result of each of the three methodologies. As of September 30, 2019, Redeemable Noncontrolling Interest in Subsidiaries related to Hermes was $187.7 million.

Federated performed a valuation of the fair market value of the Hermes Acquisition. Provisional amounts must be finalized within a one-year measurement period. During the second quarter 2019, provisional amounts recognized for certain Intangible Assets and Other Long-Term Assets were adjusted to reflect facts and circumstances that existed as of the acquisition date. The adjustments were primarily the result of changes to the forecast revenue allocated to certain acquired assets based on review of actual fund and separate account revenue rates. Intangible Assets and Other Long-Term Assets increased $43.8 million and $5.0 million, respectively. Primarily as a result of these adjustments, the Long-Term Deferred Tax Liability increased by $8.2 million and Goodwill decreased by $41.8 million. There was no material change to the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2019 as a result of these adjustments.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table summarizes the final purchase price allocation determined as of the purchase date:

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

The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the Hermes Acquisition. For the three and nine months ended September 30, 2019, Hermes earned revenue of $49.3 million and $145.9 million, respectively, and net income of $3.0 million and $5.5 million, respectively (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests). For the three months ended September 30, 2018, Hermes earned revenue of $49.7 million and net income of $5.7 million (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests).

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

Nine Months Ended
(in millions)	September 30, 2018
Revenue	$923.3
Net Income[1]	$179.9

1	Excludes a $29.0 million loss on foreign currency forward transactions entered into in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Equity	$136,655	$138,624	$394,324	$344,323
Money Market	138,242	101,257	378,686	304,662
Fixed-Income	45,018	45,897	133,476	135,442
Other[1]	20,425	22,838	62,383	44,034
Total Revenue	$340,340	$308,616	$968,869	$828,461

1
Includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Asset Management[1]	$232,106	$217,036	$663,974	$559,429
Administrative Services	64,216	49,855	176,319	147,248
Distribution[2]	38,501	36,226	111,942	111,206
Other[3]	5,517	5,499	16,634	10,578
Total Revenue	$340,340	$308,616	$968,869	$828,461

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

3	Includes shareholder service fees and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Domestic	$282,777	$251,683	$801,060	$756,647
Foreign[1]	57,563	56,933	167,809	71,814
Total Revenue	$340,340	$308,616	$968,869	$828,461

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

The following table presents Federated's revenue disaggregated by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Federated Funds	$280,970	$248,428	$793,496	$691,641
Separate Accounts	56,477	57,508	166,436	134,140
Other[1]	2,893	2,680	8,937	2,680
Total Revenue	$340,340	$308,616	$968,869	$828,461

1	Includes stewardship services revenue beginning in the third quarter of 2018.

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

Federated expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services performance obligations at September 30, 2019. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with a three to twelve month notice. Based on existing contracts and the exchange rates as of September 30, 2019, Federated may recognize future fixed revenue from stewardship services as presented in the following table:

(in thousands)
Remainder of 2019	$2,722
2020	5,734
2021	2,350
2022 and Thereafter	1,565
Total Remaining Unsatisfied Performance Obligations	$12,371

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated's revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2019	2018
Equity Assets	41%	42%
Money Market Assets	39%	37%
Fixed-Income Assets	14%	16%

The change in the relative proportion of Federated's revenue attributable to money market assets for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily the result of higher average money market assets in 2019 as compared to 2018.

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated's revenue concentration by investment strategy/fund:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Federated Strategic Value Dividend strategy[1]	11%	13%	11%	15%
Federated Government Obligations Fund	10%	8%	10%	9%
Federated Kaufmann Mid-Cap Growth strategy[2]	9%	10%	9%	10%
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Revenue Concentration by Intermediary

Approximately 11% of Federated's total revenue for both the three- and nine-month periods ended September 30, 2019 and 12% and 13% for the three- and nine-month periods ended September 30, 2018 was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.

(7) Consolidation

The Consolidated Financial Statements include the accounts of Federated, which include Hermes, certain Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in, and/or receivables from, these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated.

In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the three and nine months ended September 30, 2019, Fee Waivers totaled $110.2 million and $310.7 million, respectively, of which $81.5 million and $223.3 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2018, Fee Waivers totaled $89.3 million and $264.9 million, respectively, of which $61.3 million and $178.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three and nine months ended September 30, 2019 or September 30, 2018.

In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2019 and December 31, 2018.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Consolidated Variable Interest Entities

As of September 30, 2019 and December 31, 2018, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs for each period presented:

(in millions)	September 30, 2019	December 31, 2018
Investments—Consolidated Investment Companies	$13.2	$21.2
Receivables	0.4	0.4
Less: Liabilities	0.5	0.3
Less: Redeemable Noncontrolling Interest in Subsidiaries	9.0	11.2
Federated's Net Interest in Federated Fund VIEs	$4.1	$10.1

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds.

During the nine months ended September 30, 2019, Federated liquidated its investment in one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated redeemed $6.2 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. There were no other consolidations or deconsolidations of VIEs during the nine months ended September 30, 2019.

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

At September 30, 2019, Federated's variable interest in non-consolidated VIEs was $71.1 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Funds. AUM for these non-consolidated Federated Funds totaled $6.2 billion at September 30, 2019. At December 31, 2018, Federated did not have a variable interest in a non-consolidated VIE. Of the Receivables—Affiliates at September 30, 2019 and December 31, 2018, $13.5 million and $16.2 million, respectively, related to non-consolidated VIEs and represented Federated's maximum risk of loss from non-consolidated VIE receivables.

(8) Investments

At September 30, 2019 and December 31, 2018, Federated held investments in Separate Accounts of $7.4 million and $6.8 million, respectively, and investments in fluctuating-value mutual funds, including Federated Funds, of $61.4 million and $4.1 million, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets.

Federated's investments held in Separate Accounts as of September 30, 2019 and December 31, 2018, were primarily composed of domestic debt securities ($3.3 million and $3.5 million, respectively) and stocks of large U.S. and international companies ($3.2 million and $2.7 million, respectively).

Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (7)). All investments held by these consolidated Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.

Federated's investments held by consolidated Federated Funds as of September 30, 2019 and December 31, 2018, were primarily composed of domestic and foreign debt securities ($32.2 million and $20.9 million, respectively) and stocks of large U.S. and international companies ($8.9 million and $1.6 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$(364)	$606	$1,345	$(1,737)
Realized Gains[1]	79	99	239	1,424
Realized Losses[1]	(198)	(623)	(1,025)	(1,521)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(483)	82	559	(1,834)
Investments—Affiliates and Other
Unrealized Gains (Losses) Recognized on Securities Still Held	2,298	142	3,515	(64)
Net Realized Gains (Losses) Recognized on Securities Sold[1]	(2,401)	37	(2,404)	162
Net Gains (Losses) on Investments—Affiliates and Other	(103)	179	1,111	98
Gain (Loss) on Securities, net	$(586)	$261	$1,670	$(1,736)

1	Realized gains and losses are computed on a specific-identification basis.

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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial Assets
Cash and Cash Equivalents	$196,513	$0	$0	$196,513
Investments—Consolidated Investment Companies
Equity Securities	5,473	6,004	0	11,477
Debt Securities	0	32,184	0	32,184
Investments—Affiliates and Other
Equity Securities	65,183	66	11	65,260
Debt Securities	0	3,264	307	3,571
Other[1]	4,334	19	0	4,353
Total Financial Assets	$271,503	$41,537	$318	$313,358

Total Financial Liabilities[2]	$31	$3,192	$1,529	$4,752

December 31, 2018
Financial Assets
Cash and Cash Equivalents	$156,832	$0	$0	$156,832
Investments—Consolidated Investment Companies
Equity Securities	1,269	633	0	1,902
Debt Securities	0	20,896	0	20,896
Investments—Affiliates and Other
Equity Securities	6,963	403	38	7,404
Debt Securities	0	3,456	0	3,456
Other	597	0	70	667
Total Financial Assets	$165,661	$25,388	$108	$191,157

Total Financial Liabilities[2]	$53	$3,852	$385	$4,290

1	Amounts primarily consist of security deposits and restricted cash.

2	Amounts primarily consist of derivative liabilities and acquisition-related future contingent consideration liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2019 or December 31, 2018.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $178.2 million and $135.7 million at September 30, 2019 and December 31, 2018, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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
Investments—Affiliates and Other—Equity Securities
Investments—Affiliates and Other—Equity Securities primarily represent equity investments in fluctuating-value mutual funds, including Federated Funds as well as investments held in Separate Accounts. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in fluctuating-value mutual funds, including Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. The fair value of certain equity securities traded principally in foreign markets are determined by third-party pricing services (Level 2).
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
Other Financial Assets
For an investment in a mutual fund that is not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. As of September 30, 2019, this investment was $2.7 million and was recorded in Other Long-Term Assets.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2019.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

During the third quarter 2019, Federated entered into derivative instruments in order to hedge against exposure of certain investments held by Federated. None of these derivatives have been designated as hedging instruments for accounting purposes. As of September 30, 2019, Federated held derivative instruments with a combined notional amount of $39.2 million. Federated recorded a $1.9 million loss to Gain (Loss) on Securities, net on the Consolidated Statements of Income during the three and nine months ended September 30, 2019 related to these derivative instruments.

Hermes, a British Pound Sterling denominated majority-owned subsidiary of Federated, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of these forwards have been designated as hedging instruments for accounting purposes. As of September 30, 2019, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £50.0 million and expiration dates ranging from December 2019 through June 2020. As a result of the change in fair value of these derivative instruments, Federated recorded $2.4 million and $4.0 million of losses as an increase to Other expense on the Consolidated Statements of Income during the three and nine months ended September 30, 2019, respectively, and $2.9 million in Other Current Liabilities on the Consolidated Balance Sheets as of September 30, 2019.

As of December 31, 2018, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £46.0 million and expiration dates ranging from March 2019 through September 2019. As of December 31, 2018,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated recorded $3.8 million in Other Current Liabilities on the Consolidated Balance Sheets as a result of the change in fair value of these derivative instruments.

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

The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments. As of September 30, 2019 and December 31, 2018, the amounts outstanding under the revolving credit facility were $120 million and $135 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 3.225% and 3.474% as of September 30, 2019 and December 31, 2018, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of September 30, 2019, Federated has $255 million available for borrowings.

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the nine months ended September 30, 2019 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(12) Share-Based Compensation Plans

During the nine months ended September 30, 2019, Federated awarded 515,824 shares of restricted Federated Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated's Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over three years.

During 2018, Federated awarded 899,269 shares of restricted Federated Class B common stock under its Stock Incentive Plan. Of this amount, 451,769 shares were awarded in connection with the aforementioned bonus program in 2018. The remaining shares were awarded to certain key employees and generally vest over ten years.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4 million shares of Federated Class B common stock. No other programs existed as of September 30, 2019. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first nine months of 2019, Federated repurchased approximately 0.2 million shares of its Class B common stock for $4.1 million, most of which were repurchased in the open market. At September 30, 2019, 0.9 million shares remain available to be purchased under Federated's buyback program.

The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2019 and 2018. Class A shares have been excluded as there was no activity during the three and nine months ended September 30, 2019 or 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Class B Shares
Beginning Balance	101,211,023	100,763,162	100,803,382	101,100,453
Stock Award Activity	7,500	5,000	528,574	501,219
Purchase of Treasury Stock	(79,592)	(276,982)	(193,025)	(1,110,492)
Ending Balance	101,138,931	100,491,180	101,138,931	100,491,180

Treasury Shares
Beginning Balance	8,294,433	8,742,294	8,702,074	8,405,003
Stock Award Activity	(7,500)	(5,000)	(528,574)	(501,219)
Purchase of Treasury Stock	79,592	276,982	193,025	1,110,492
Ending Balance	8,366,525	9,014,276	8,366,525	9,014,276

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Earnings Per Share Attributable to Federated Investors, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator
Net Income Attributable to Federated Investors, Inc.	$72,962	$59,608	$190,232	$158,761
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,774)	(2,355)	(7,322)	(6,261)
Total Net Income Attributable to Federated Common Stock - Basic	$70,188	$57,253	$182,910	$152,500
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(258)	(480)	(457)	(480)
Total Net Income Attributable to Federated Common Stock - Diluted	$69,930	$56,773	$182,453	$152,020
Denominator
Basic Weighted-Average Federated Common Stock[2]	97,306	96,664	97,211	97,013
Dilutive Potential Shares from Stock Options	0	0	0	1
Diluted Weighted-Average Federated Common Stock[2]	97,306	96,664	97,211	97,014
Earnings Per Share
Net Income Attributable to Federated Common Stock – Basic and Diluted[2]	$0.72	$0.59	$1.88	$1.57

1	Includes dividends paid on unvested restricted Federated Class B Common shares and their proportionate share of undistributed earnings attributable to Federated shareholders.

2	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(15) Commitments and Contingencies

(a) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated guarantee certain financial obligations of Federated Investors, Inc., and Federated Investors, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2019, management does not believe that a material loss related to any of these matters is reasonably possible.

(b) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2019, Federated does not believe that a material loss related to these claims is reasonably possible.

(16) Leases

Federated has material operating leases related to its corporate headquarters in Pittsburgh, Pennsylvania. These leases expire in 2030 and have renewal options for additional periods through 2040. These leases include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, Federated has various other operating lease

Notes to the Consolidated Financial Statements (continued)
(unaudited)

agreements primarily for additional facilities. These leases are noncancelable and expire on various dates through the year 2027. Most leases include renewal options for additional rental periods that would end on various dates through 2037 and, in certain cases, escalation clauses. The value of the ROU assets and lease liabilities recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.

During the three and nine months ended September 30, 2019, Federated recorded $4.2 million and $13.0 million, respectively, in operating lease costs to Office and Occupancy on the Consolidated Statements of Income. During the three and nine months ended September 30, 2018, Federated recorded $3.4 million and $10.0 million, respectively, in operating lease costs to Office and Occupancy on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments to the operating lease liabilities recorded on the Consolidated Balance Sheets as of September 30, 2019:

(in millions)
Remainder of 2019	$4.4
2020	17.7
2021	17.3
2022	18.0
2023	18.2
2024 and Thereafter	69.9
Total Undiscounted Lease Payments	$145.5
Present Value Adjustment[1]	(22.9)
Net Operating Lease Liabilities	$122.6

1	Calculated using the IBR for each lease.

The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of September 30, 2019:

Weighted-average remaining lease term (in years)	8.8
Weighted-average discount rate (IBR)	3.8%
Year-to-date cash paid for the amounts included in the measurement of lease liabilities (in millions)	$13.6

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(17) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Investors, Inc. Shareholders

The components of Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Gain (Loss) on Equity Securities	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2017	$29	$(819)	$(790)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	(4,257)	(4,257)
Reclassification Adjustment, before Tax[1]	(80)	(242)	(322)
Tax Impact[1]	51	51	102
Net Current-Period Other Comprehensive Income (Loss)	(29)	(4,448)	(4,477)
Balance at September 30, 2018	$0	$(5,267)	$(5,267)

Balance at December 31, 2018	$0	$(14,617)	$(14,617)
Other Comprehensive Income (Loss)	0	(13,670)	(13,670)
Net Current-Period Other Comprehensive Income (Loss)	0	(13,670)	(13,670)
Balance at September 30, 2019	$0	$(28,287)	$(28,287)

1
Amount represents the reclassification from Accumulated Other Comprehensive Income (Loss), net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the adoption of ASU 2016-01 and ASU 2018-02.

(18) Subsequent Events

On October 10, 2019, Hermes, a British Pound Sterling denominated majority-owned subsidiary of Federated, entered into a foreign currency forward transaction with a notional amount of £18.0 million and an expiration date of September 2020 in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar.

On October 24, 2019, the board of directors declared a $0.27 per share dividend to shareholders of record as of November 8, 2019 to be paid on November 15, 2019.

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

General

Federated is one of the largest investment managers in the U.S. with $527.2 billion in managed assets as of September 30, 2019. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship services.
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
The calls for deregulation first began through a series of Executive Orders and Presidential Memoranda issued in the first quarter of 2017. This was followed by a U.S. Department of the Treasury (Treasury Department) report on asset management and insurance in October of 2017 (Treasury Asset Management Report), in which the Treasury Department made various recommendations for deregulation of the asset management industry, including, among others, a recommendation to eliminate Dodd-Frank Act-imposed stress testing requirements for investment advisors and investment companies in favor of stress testing requirements under Rule 2a-7 under the 1940 Act (Rule 2a-7). Deregulation also is a focus of certain legislative efforts. The House Financial Services Committee advanced a bill seeking to reverse certain aspects of money market fund reform and a hearing on that bill was held in the Senate in June 2018, and similar bills have been introduced in both the Senate and the House of Representatives in 2019 in a continuing effort to get revisions to money market fund reform passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016. Federated continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds.
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
In the third quarter of 2019, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated. For example:

•
On September 25, 2019, the SEC adopted a final rule (originally proposed on February 19, 2019) that will enable all issuers to engage in test-the-waters communications with certain institutional investors regarding a contemplated registered securities offering prior to, or following, the filing of a registration statement related to such offering. These communications will be exempt from restrictions imposed by Section 5 of the 1933 Act on written and oral offers prior to or after filing a registration statement and would be limited to qualified institutional buyers and institutional accredited investors. The proposed rule will be non-exclusive and an issuer could rely on other 1933 Act communications rules or exemptions when determining how, when and what to communicate related to a contemplated securities offering. There will be no filing or legend requirements, the "test-the-waters communications" may not conflict with material information in the related registration statement, and issuers subject to Regulation FD would need to consider whether any information in a "test-the-waters communication" would trigger disclosure obligations under Regulation FD or whether an exemption under Regulation FD would apply. The Final Rule will be effective December 3, 2019.

•
On September 25, 2019, the SEC adopted a new rule 6c-11 under the 1940 Act (Rule 6c-11) which will provide certain exemptions from the 1940 Act and specifically (1) permit exchange traded funds (ETFs) that satisfy certain conditions to operate without the expense and delay of obtaining an exemptive order; (2) impose certain enhanced disclosure requirements regarding ETF trading costs; and (3) amend Form N-1A to provide more useful, ETF-specific information to investors who purchase ETF shares on an exchange (and amend Form N-8B-2 to provide the same information to investors in ETFs organized as Unit Investment Trusts). Rule 6c-11 and the related form amendments will be effective 60 days after

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

publication in the Federal Register. The form amendments will have a transition period of one year following the effective date. Additionally, the SEC will rescind exemptive relief previously granted to ETFs as the ETFs will now be able to operate under Rule 6c-11.

•
On August 21, 2019, the SEC issued guidance to assist investment advisers in fulfilling their proxy voting responsibilities, particularly where they use the services of a proxy advisory firm, and to provide guidance on proxy voting disclosures. The guidance clarifies how an investment adviser's fiduciary duty and Rule 206(4)-6 under the Advisers Act relate to an adviser's proxy voting on behalf of clients. In particular, the guidance discusses, among other things: (1) how an investment adviser and its client, in establishing their relationship, may agree upon the scope of the investment adviser's authority and responsibilities to vote proxies on behalf of that client; (2) what steps an investment adviser, who has assumed voting authority on behalf of clients, could take to demonstrate it is making voting determinations in a client's best interest and in accordance with the investment adviser's proxy voting policies and procedures; (3) considerations that an investment adviser should take into account if the investment adviser retains a proxy advisory firm to assist the investment adviser in discharging the investment adviser's proxy voting duties; (4) steps for an investment adviser to consider if it becomes aware of potential factual errors, potential incompleteness, or potential methodological weaknesses in the proxy advisory firm's analysis that may materially affect one or more of the investment adviser's voting determinations; (5) how an investment adviser could evaluate the services of a proxy advisory firm that the investment adviser retains, including evaluating any material changes in services or operations by the proxy advisory firm; and (6) whether an investment adviser who has assumed voting authority on behalf of a client is required to exercise every opportunity to vote a proxy for that client. The SEC also issued an interpretation under the 1934 Act that proxy voting advice generally constitutes a solicitation under the federal proxy rules and related guidance regarding the application of the anti-fraud provisions under 1934 Act regulations relating to proxy voting advice. The SEC's interpretation does not affect the ability of proxy advisory firms to continue to rely on the exemptions from the federal proxy rules' filing requirements. These examples, among other things, provide relief from the obligation to file a proxy statement, as long as the advisory firm complies with the exemption's conditions. Solicitations that are exempt from the federal proxy rules' filing requirements remain subject to the proxy rules, which prohibit any solicitation from containing any statement which, at the time and in the light of the circumstances under which it is made, is false or misleading with respect to any material fact. The SEC's guidance explains what a person providing proxy voting advice should consider when determining the information the proxy advisory firm may need to disclose in order to avoid a potential violation of the proxy rules where the failure to disclose such information would render the advice materially false or misleading. The SEC's guidance became effective on September 10, 2019.

Investment management industry participants, such as Federated, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and/or in its prior public filings):

•
On June 18, 2019, the SEC adopted amendments to the auditor independence rules (specifically Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule)) relating to the analysis that must be conducted to determine whether an auditor is independent when the auditor (or a covered person professional at the auditor) has a lending relationship with certain shareholders of an audit client, such as Federated or the Federated Funds. The amendments focus the analysis on beneficial ownership rather than on both record and beneficial ownership; replace the existing ten percent bright-line shareholder ownership test with a significant influence test; add a known through reasonable inquiry standard with respect to identifying beneficial owners of the audit client's equity securities; and exclude from the definition of audit client, for a fund under audit, any other funds that otherwise would be considered affiliates of the audit client under the rules for certain lending relationships. The Loan Rule amendments became effective on October 3, 2019. Federated believes the Loan Rule amendments are an improvement to the existing Loan Rule and mitigate (but not entirely eliminate) the risk that Federated's or the Federated Funds' auditors will inadvertently implicate the auditor independence rules.

•
On June 5, 2019, the SEC adopted a package of new rules (i.e. Regulation Best Interest) and amendments and interpretations intended to enhance the quality of retail investors' relationships with broker-dealers and investment advisers and to enhance investor protections while preserving retail investor access and choice in (1) the type of professional with whom they work; (2) the services they receive; and (3) how they pay for these services. The new rules are intended to enhance the standard of conduct that broker-dealers owe to their customers and align the standard of conduct with retail customers' reasonable expectations. The rules will also provide additional transparency and clarity for retail investors through enhanced disclosures on Form CRS designed to help them understand who they are dealing with, and why that matters. The interpretations reaffirm, and in some cases clarify, the standard of conduct that investment advisers owe to their clients and clarify the scope of the services a broker-dealer can provide consistent with the statutory definition of investment adviser. With the adoption of this package, regardless of whether a retail investor chooses a broker-dealer or an

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

investment adviser (or both), the retail investor will be entitled to a recommendation (from a broker-dealer) or advice (from an investment adviser) that is in the best interest of the retail investor and that does not place the interests of the firm or the financial professional ahead of the interests of the retail investor. Regulation Best Interest and Form CRS became effective on September 10, 2019. Compliance with Regulation Best Interest and Form CRS reporting is required by June 30, 2020. The interpretation of an investment adviser's fiduciary duty became effective on July 12, 2019. On October 18, 2019, the SEC's Division of Investment Management issued Frequently Asked Questions which provide further guidance to investment advisers on disclosure requirements related to: (i) conflicts of interest regarding compensation that the adviser received in connection with recommended investments; (ii) investment adviser conflicts related to mutual fund share class recommendations; (iii) investment advisers' receipt of revenue sharing payments; and (iv) material amendments to Form ADV. The Department of Labor (DOL) is also considering regulatory options in light of its modified fiduciary standard for retirement plan advisors, promulgated in 2016 (DOL Fiduciary Rule), being vacated in its entirety in mid-2018, and is expected to issue a new fiduciary rule as early as December 2019. In response to the DOL Fiduciary Rule, broker-dealer and other intermediaries implemented, or began implementing, changes to their business practices, including eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or make new or additional changes in light of Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL. Federated is analyzing the potential impact of these Regulatory Developments on Federated's business, results of operations, financial condition and/or cash flows.

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

•
SEC proposed rule 12d1-4 and amendments under the 1940 Act on December 19, 2018, which are designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements). At the same time, the SEC rescinded rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The SEC also proposed related amendments to rule 12d-1 under the 1940 Act and Form N-CEN. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. Specifically, proposed rule 12d1-4 would: (1) prohibit an acquiring fund, except one that is part of the same group of investment companies as the acquired fund or one that has a sub-advisor that acts as advisor to the acquired fund, from controlling an acquired fund and requires an applicable acquiring fund that holds more than 3% of an acquired fund's outstanding voting securities to vote those securities in a prescribed manner in order to minimize influence over the acquired fund; (2) prohibit an acquiring fund that acquires more than 3% of an acquired fund's outstanding voting securities from redeeming more than 3% of the acquired fund's total outstanding securities in any 30-day period; (3) impose conditions designed to prevent duplicative and excessive fees in fund of funds arrangements by requiring an evaluation of aggregate fees associated with the investment in the acquired fund and the complexity of the fund of funds arrangement; and (4) prohibit funds from creating three-tier fund of fund structures, except in certain limited circumstances. Rule 12d1-2, which is proposed to be rescinded, permits funds that primarily invest in funds within the same group of investment companies to invest in unaffiliated funds and certain non-fund assets. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ended on May 2, 2019. Federated continues to analyze the potential impact that the rule, if adopted as proposed, would have on Federated's fund of fund arrangements and relevant products and, as of September 30, 2019, given the uncertainty surrounding the scope and certain requirements of the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

proposed rule once finalized, Federated is unable to conclusively determine the impact on its business, results of operations, financial condition and/or cash flows.

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

•
Rule 30e-3 under the 1940 Act (Rule 30e-3), adopted by the SEC on June 6, 2018, creates an optional "notice and access" method for delivering shareholder reports through website posting in lieu of mailing. Subject to certain accessibility, quarterly holdings availability, formatting, notice, print upon request, and paper copy election conditions, the rule will allow funds to deliver their shareholder reports by making them publicly accessible on a website, free of charge, and sending investors a paper notice of each report's availability by mail. Federated intends to rely on Rule 30e-3 and the Federated Funds registered under the 1940 Act began including the required notice to shareholders in annual reports to fund shareholders and fund prospectuses beginning January 1, 2019.

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

•
The SEC adopted rules on October 13, 2016 relating to the modernization of investment company reporting and disclosure, the enhancement of liquidity risk management by open-end investment companies and the permitted use of "swing pricing" by open-end investment companies. Under the reporting modernization rules, the Federated Funds that are registered under the 1940 Act were required to report on Form N-CEN beginning in June 2018. For larger fund complexes, such as the SEC-registered Federated Funds, required information for Form N-PORT was to be compiled, maintained and made available to the SEC from and after June 1, 2018 and filing of Form N-PORT was to begin as of April 30, 2019. On February 27, 2019, the SEC issued an interim final rule that modified the timing requirements for filing monthly reports on Form N-PORT by amending Rule 30b1-9 under the 1940 Act and Form N-PORT to (1) require funds to file a report on Form N-PORT for each month in the fund's fiscal quarter not later than 60 days after the end of that fiscal quarter and (2) require funds, no later than 30 days after the end of each month to maintain in their records the information that is required to be included in Form N-PORT. Regarding the liquidity management rules, compliance with disclosure and certain other elements of the rules was required by June 1, 2017. Federated established its liquidity risk management program by December 1, 2018, as required for larger fund complexes. The rules' limitation of illiquid investments to 15% of net assets also took effect on

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

December 1, 2018. The SEC postponed the requirement to report on Form N-LIQUID until April 1, 2019, in light of the cyber incident disclosed by the SEC in September 2017, and the implementation of the liquidity bucketing requirement until June 1, 2019. In the SEC's interim final rule issued on February 27, 2019, the SEC also amended Form N-LIQUID to permit funds to include additional narrative information in their reports that relate to the circumstances surrounding a liquidity event. Federated has procedures in place to file Form N-LIQUID as required as well as to satisfy the other requirements of the liquidity rules. As of September 30, 2019, management does not believe there is interest in the U.S. fund industry generally to adopt swing pricing.
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
The activities of the Financial Stability Oversight Council (FSOC) also continue to be monitored by the investment management industry, including Federated. Since FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persisted that FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. The Treasury Asset Management Report, noting that entity-based systemic risk evaluations of asset managers or their funds are generally not the best approach for mitigating risk, recommended that, while the FSOC should maintain a risk identification and evaluation function, it should look to the SEC to address systemic risks through regulation within and across the asset management industry in the U.S. In its 2018 Annual Report published on December 19, 2018, FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry.
On March 6, 2019, the FSOC issued new proposed guidance regarding the designation of non-bank financial companies as systemically important financial institutions. Under the proposed guidance, FSOC changes its designation approach from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Under the proposed guidance, among other things, the FSOC is required first to focus on regulating activities that pose systemic risk, through actions by primary regulators. This differs from the FSOC's historical focus on designating individual firms as systemically important. Under the proposed guidance, the FSOC also would make the designation process more transparent by inviting participation and engagement by firms under consideration for designation. The FSOC also would be required to conduct a cost benefit analysis prior to making a designation, which must include an analysis of the likelihood of the potential systemic impact actually occurring. The FSOC is expected to continue to focus on risks facing the investment management industry, and review and monitor SEC efforts on reporting modernization, liquidity management and derivatives as the primary regulator for the investment management industry. At the FSOC's May 2019

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

meeting, an FSOC official indicated that staff supporting the FSOC would work together to review the comment letters and consider potential changes to the guidance, with the goal of publishing final interpretive guidance by the end of 2019.
Certain Democratic candidates for the 2020 Presidential election have expressed support for a financial transactions tax (FTT) that would impose a 0.1% or 0.2% tax on securities transactions. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would impose a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, and initial securities issuances and short-term debt would be exempt. A more recent proposal would tax stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which is intended to offset the average burden of the tax for such individuals. Management does not believe this legislation will be enacted under President Trump's administration.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, changes required under the 2014 Money Fund Rules and Guidance resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated. This shift impacted Federated's AUM, revenues and operating income. Management continues to believe that, as and to the extent interest rates remain at higher levels and do not return to near zero, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that, as spreads widen, investors who exited prime money market funds will likely continue to reconsider their investment options over time, including Federated's prime private money market fund. While 2018 and 2019 to date did see a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return the asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels; therefore, the degree of improvement to Federated's prime money market business can vary and is uncertain.
The changes made in response to the DOL Fiduciary Rule impacted, and any modifications or additional changes that may be made in response to Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL likely may impact, Federated's AUM, revenues and operating income. For example, while it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or to make new or additional changes in light of Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL, if intermediaries continue to reduce the number of Federated Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated may decrease. In that case, similar to other investment management industry participants, Federated could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated's business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap fee account structures and can provide transparency and potential tax advantages to clients, while Federated's experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for clients.
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
Management believes that the floating NAV, and fees and gates, required by the 2014 Money Fund Rules, as well as other Regulatory Developments, have been and will continue to be detrimental to Federated's fund business. In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of September 30, 2019, given the current regulatory environment, the possibility of future additional or modified regulation or oversight, and the possibility for a continuing slower pace for new regulation in the U.S., Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of September 30, 2019, while the FSOC's change in focus and continuing transparency efforts have reduced the possibility of any Federated products being designated a systemically important non-bank financial company, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
On September 19, 2019, the UK Parliament passed the European Union (Withdrawal)(No. 2) Act 2019 (also known as the Benn Act), that required British Prime Minister Boris Johnson to request another extension to January 31, 2020 of the Brexit deadline if the UK Parliament did not approve a Brexit agreement by October 19, 2019. After Prime Minister Johnson submitted his request, on October 28, 2019, he formally accepted the European Union's offer to extend the Brexit deadline from October 31, 2019 to January 31, 2020. As the October 31, 2019 Brexit deadline approached, the value of the British Pound Sterling rose to a three month high against other major currencies amid increased investor optimism over a withdrawal agreement. Despite this fact, as negotiations over a withdrawal agreement continued, concerns persisted regarding the value of the British Pound Sterling, the UK's credit rating, the impact on the financial markets, and the legal and regulatory impact of a hard Brexit, including, among other potential impacts, on the ability of investment management industry participants to offer and sell UK-based products in the EU and EU-based products in the UK.
The extension of the Brexit deadline to January 31, 2020 affords Prime Minister Johnson additional time to seek passage of the European Union (Withdrawal Agreement) Bill 2019 (Withdrawal Agreement Bill). The Withdrawal Agreement Bill is legislation that implements the withdrawal agreement reached between the UK and the other 27 EU member states and sets out the arrangements for the UK's withdrawal from the EU. If passed, under the terms of the Withdrawal Agreement Bill, among other provisions, there would be a transition period to the end of 2020 for the UK to leave the EU, which can be extended once for up to two years provided that the UK and EU agree on an extension before July 1, 2020. EU law would continue to be upheld in the UK during the transition period. The Withdrawal Agreement Bill would establish customs checks on goods being moved between the UK and Northern Ireland in order to avoid a hard border. Taxes will only have to be paid on goods being moved from the UK to Northern Ireland if those products are considered at risk of then being transported into the Republic of Ireland, with the ability to obtain a refund if the goods are not actually transported to the Republic of Ireland. Northern Ireland would continue to follow EU regulations relating to labeling and manufacturing goods. UK nationals would be able to live and work in EU countries, and EU nationals would be able to live and work in the UK, during the transition period and UK citizens in the EU, and EU citizens in the UK, would retain their residency and social security rights after Brexit. An independent monitoring authority would be established to monitor the rights of EU citizens that remain in the UK after Brexit. The

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Withdrawal Agreement Bill also would establish a timeline for the UK to repay approximately £33 billion in financial obligations to the EU, and provides that the UK and EU would work towards a Free Trade Agreement in 2020. It is expected to take several weeks, or longer, for the Withdrawal Agreement Bill to pass the UK Parliament. A general election in December 2019 has been called, in which Prime Minister Johnson hopes to win more Conservative seats, thereby making it easier for the Withdrawal Agreement Bill to be passed by the UK Parliament.

Until the Withdrawal Agreement Bill is passed by the UK Parliament, uncertainty remains regarding exactly when, on what terms, or if, Brexit will occur. Possible outcomes still include: (1) a no deal Brexit (or hard Brexit) on January 31, 2020; (2) a further renegotiation of a Brexit deal; (3) another referendum on Brexit; (4) the calling of a no-confidence vote on Her Majesty's Government to potentially force an early general election; (5) UK Parliament relying on the decision of the European Court of Justice to unilaterally revoke Article 50 and cancel Brexit (without the need for agreement from the other 27 EU countries);or (6) procuring agreement from the EU to further delay Brexit.

Given the uncertainty surrounding when, and if, the Withdrawal Agreement Bill will be passed by the UK Parliament, it is still possible that the process for agreeing and implementing the UK's withdrawal from the EU may result in a hard Brexit. As time passes without the Withdrawal Agreement Bill being passed, significant political, economic, legal and regulatory uncertainty is likely to continue to increase. See Item 1A - Risk Factors of Federated's Form 10-K for the fiscal year ended December 31, 2018 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. If the UK does not remain part of the single European market in connection with a hard Brexit, the ability to passport fund distribution and management services could be eliminated between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as the implementation of an FTT. Given the continuing possibility of a hard Brexit, UK and EU regulators have taken steps over the past year to address the uncertainty that it would create. For example, the UK Financial Conduct Authority (FCA), the European Securities and Markets Authority (ESMA), and other EU regulators have agreed to two Memoranda of Understanding (MoUs) that cover cooperation and exchange of information in the event the UK leaves the EU without a withdrawal agreement and an implementation period. Specifically, the MoUs are multilateral, one with the EU and European Economic Area (EEA) National Competent Authorities (NCAs) covering supervisory cooperation, enforcement and information exchange; and one with ESMA covering supervision of Credit Rating Agencies and Trade Repositories.
The FCA also has implemented a temporary permissions regime that, if a hard Brexit occurs, will allow EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and will allow EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries in the event of a hard Brexit. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of September 30, 2019, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. Federated continues to expend internal and external resources on contingency planning for Brexit, but the uncertainty around the terms and timing of the UK's withdrawal from the EU make such planning difficult. For example, Hermes organized a subsidiary based in Dublin, Ireland, and established offices in Germany and Denmark, as part of Brexit contingency planning for its business. The Hermes Acquisition increases the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
The European Commission has issued four legislative proposals relating to its Action Plan on Sustainable Finance. The legislation addresses, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks, and amendments to the Markets in Financial Instruments Directive (MiFID II) to provide consistency and clarity for institutional investors

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

integrating environmental, social and governance (ESG) factors into their investment decision-making process. Pursuant to the Action Plan on Sustainable Finance, in August 2019 the European Commission commissioned studies on sustainability ratios and research, with the objectives of designing a coherent legal and economic classification of sustainability-related products and services and exploring the integration of ESG risks into the EU banking prudential framework and into banks' business strategies and investment policies. Federated continues to assess the potential impact that Sustainable Finance proposals may have on its non-U.S. business (including Hermes), results of operations, financial condition and/or cash flows.
On September 20, 2019, the FCA issued a policy statement on illiquid assets and open-ended funds, which sets forth new rules and guidance applicable to non-UCITS retail schemes (NURS), but not other types of funds (including UCITS). Under the policy statement, NURS holding property and other immovables will be required to suspend dealing when there is material uncertainty about valuation of at least 20% of a fund's property. Authorized fund managers will be allowed to continue to deal where they agree with the NURS' depositary that doing so is in the best interests of investors. Fund managers investing mainly in illiquid assets will also be required to produce contingency plans for dealing with liquidity risks. A fund will also be required to include additional disclosure in its prospectus describing the fund's liquidity risk management strategies, including the tools that will be used and the possible impact on investors. A standard risk warning also will be required in financial promotions to retail investors. Compliance with the policy statement is required by September 30, 2020.
On September 2, 2019, ESMA published guidelines on liquidity stress testing in UCITS funds and alternative investment funds (AIFs), with the objectives of increasing the standard, consistency and frequency of liquidity stress testing currently being undertaken and promoting the convergent supervision of liquidity stress testing by each NCA. The guidelines recommend that, when designing liquidity stress testing models, fund managers should determine the risk factors that may impact a fund's liquidity, the types of scenarios to utilize and their severity, the indicators to be monitored based on the liquidity stress testing results, the manner in which liquidity stress testing results will be reported to management, and how the results will be utilized. The guidelines further recommend that fund managers should have a strong understanding of the liquidity risks arising from a fund's assets and liabilities and a fund's overall liquidity profile to enable the fund manager to implement appropriate liquidity stress testing for the fund. The guidelines apply beginning on September 30, 2020. Federated is analyzing the new guidelines and the requirements for compliance.
Investment management industry participants, including Federated, continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and/or in prior public filings):

•
On July 19, 2019, the ESMA published a Final Report on Guidelines on stress test scenarios under the EU Money Market Fund Regulation (MMF Regulation) and a Final Report on reporting to competent authorities under Article 37 of the MMF Regulation, which are aimed at ensuring a coherent application of the MMF Regulation. As required by Article 28 of the MMF Regulation, the Guidelines on stress testing establish common reference parameters of the stress test scenarios money market funds or managers of money market funds should include in their stress testing scenarios. As required by Article 37 of the MMF Regulation, the Guidelines on reporting provide guidance on how to fill in the reporting template on money market funds that their managers will transmit to competent authorities as of the first quarter of 2020. Federated continues to analyze the new Guidelines and the requirements for compliance.

•
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

•
On May 14, 2019, the UK Parliament published The Proxy Advisors (Shareholders' Rights) Regulations 2019. These new regulations, which became effective on June 10, 2019, place new requirements on firms that act as proxy advisory firms and have registered offices (or its head office) in the UK or that have a registered office or head office in any country or territory other than the UK, Gibraltar or in the European Economic Area (EEA) and provide proxy advisor services through an entity in the UK and provide services to investors holding shares in firms whose registered office is in the UK, Gibraltar or the EEA, and whose shares are traded on a regulated market in the UK, Gibraltar or the EEA. Hermes Equity Ownership Services provides proxy advisory services covered by these new regulations. These new regulations require covered proxy advisory firms to make public disclosures on their websites about whether they adhere to a relevant code of conduct (and, if they do not adhere to a code of conduct, they are required to disclose reasons for choosing not to adhere to a code of conduct). Covered proxy advisory firms are required to report on the application of their code of conduct, disclose departures from their code of conduct and why they departed from it and indicate any alternative measures adopted. Covered proxy advisory firms also are required to disclose information on their research capabilities and how they produce their advice and voting recommendations (e.g., models, methodologies, information sources and resources), as well as identify and disclose any actual or potential conflicts of interest or business relationships that may influence the preparation of their research. The FCA has been given responsibility for overseeing whether proxy firms comply with these new requirements and will establish and maintain a public register of proxy advisor firms. Hermes is assessing these new requirements and has taken steps to comply.

•
On April 5, 2017, European Parliament passed EU money market fund reforms (Money Market Fund Regulation or MMFR). The MMFR provides for the following types of money market funds in the EU: (1) Government constant NAV (CNAV) funds; (2) Low volatility NAV (LVNAV) funds; (3) Short-term variable NAV (VNAV) funds; and (4) standard VNAV funds. The reforms had to be completed in regard to new funds on July 21, 2018 and in regard to certain existing funds (including the Federated Funds in Ireland and the UK) on January 21, 2019. Federated utilized both internal and external resources to complete the conversion of two non-U.S. money market funds to LVNAV funds and two government non-U.S. money market funds to public debt CNAV funds, and otherwise began to comply with the MMFR, on January 11, 2019. Federated also continues to engage with trade associations and appropriate regulators in connection with the MMFR because the European Securities Market Authority and the European Commission continue work on implementing the MMFR and government CNAV and LVNAV fund reforms will be subject to a future review of their adequacy from a prudential and economic perspective by the European Commission in 2022.

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

•
A European FTT also continues to be discussed and an agreement is close to being reached regarding its adoption. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. On December 3, 2018, Germany and France discussed with other EU Member States, including Austria, Belgium, Greece, Italy, Portugal, Slovakia, Slovenia and Spain, at a finance ministers' meeting in Brussels, a renewed proposal for a European FTT based on an existing French FTT on stock trades involving domestically issued shares by companies with a market capitalization over one billion Euros. It has been reported that the Belgian Finance Minister indicated that the German-French initiative is a positive evolution in the discussions, and the Austrian Finance Minister indicated that more information is needed to assess the proposal, that an FTT with the scope limited to domestically issued shares would not be a real FTT, and that the finance ministers will consider it as a possible alternative. This new German-French initiative is narrower than prior proposals for a European FTT, which involved a broader, more substantial FTT applicable to securities transactions, including derivatives. For example, prior proposals would have imposed a 0.1% tax on equity and bond trades and a 0.01% tax on derivative transactions. The latest FTT proposal in 2019 would levy a 0.2% tax on the purchase price of shares issued by companies based in one of the participating countries and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

whose market capitalization exceeds €1 billion. Germany has indicated that it would follow this French-based model and impose a minimum FTT of 0.2%. This FTT would apply even if a transaction occurs outside the EU. Market-making activity would be exempt, and intraday transactions would also be exempt from this FTT, such that it would only apply to net positions in an applicable security at the end of a day. It also has been reported that the EU Member States have agreed to a "mutualization mechanism" or "balanced allocation system" to allocate revenue generated from the FTT between the Member States that implement the FTT and incentivize small countries to implement the FTT. According to a joint document from France and Germany, this mechanism or system would allow for a minimum revenue of €20 million for small countries not expected to generate any or very little revenue from the FTT, and would base distributions and payments on the participating countries' gross national income. Germany's Financial Minister Olaf Scholz has stated that a limited deal on an EU FTT could be reached in 2019 in order for this FTT to apply in 2021. The exact time needed to reach resolution, implement any agreement and enact legislation is not known at this time. Brexit also could delay agreement on, and implementation of, the FTT in Europe. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty of Brexit, it is unclear whether a UK FTT will be advanced in 2019.

•
The FCA has issued its final guidance on extending the Senior Managers and Certification Regime (SMCR) to insurers and all other firms offering financial services in the UK, intended to increase accountability for senior personnel and key staff. The FCA designates certain "senior management functions" and "certification functions." Under the SMCR, personnel conducting senior management functions (called Senior Managers) will need to be approved by the FCA and, those approved will be listed in a Financial Services Register. Personnel that do not perform senior management functions but whose role could cause significant harm to customers or the firm are considered to perform certification functions (called Certification Staff). As such, firms are required to certify that such personnel are fit and proper to perform their roles. Both Senior Managers and Certification Staff must be identified and trained by December 9, 2019. Firms will have an additional twelve months to complete the certification process for Certification Staff. All staff (other than ancillary staff) will be subject to certain conduct rules set forth by the FCA.

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
Working groups have been formed in the United Kingdom, the United States, the European Union, Japan and Switzerland to recommend an alternative rate to LIBOR for their respective currencies. The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. The BoE continues to encourage firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and to seek assurances that firms' senior managers and boards understand the risks associated with this transition. In early June 2019, representatives of the BoE and FCA told banks that it is "last orders" for LIBOR and that banks must stop adding to their post-2021 LIBOR exposures. Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee at the Federal Reserve Bank of New York. In a December 6, 2018 speech, SEC Chairman Jay Clayton discussed the transition from LIBOR, noting that the SEC is working with other regulators to monitor risks and work needs to be done to develop a SOFR term structure that will facilitate the transition. In early June 2019, a representative of the Federal Reserve Bank of New York urged the finance industry to ramp up preparations for the end of LIBOR and take the warnings seriously. On July 12, 2019, the SEC issued a "Staff Statement on LIBOR Transition" in which the SEC staff indicated that the expected discontinuation of LIBOR could have a significant impact on the financial markets and may present a material risk for certain market participants, including public companies, investment advisers, investment companies and broker dealers. The SEC staff further noted that the risks associated with the discontinuation and transition will be exacerbated

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner, and reported that the staff is actively monitoring the extent to which market participants are identifying and addressing these risks. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address its effects, and may increase operating expenses. Federated continues to assess the impact that the transition from LIBOR will have on Federated and Federated's products and strategies, customers and service providers.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the post-implementation impact of European money market reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit or FCA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit, also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's fund business. European Regulatory Developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of September 30, 2019, Federated is unable to conclusively assess the potential impact that EU money market reforms, an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to conclusively assess at this time whether, or the degree to which, Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increases the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2019	2018
By Asset Class
Equity	$80,750	$84,143	(4)%
Fixed-Income	65,824	65,369	1
Alternative / Private Markets[1]	17,156	18,621	(8)
Multi-Asset	4,140	4,790	(14)
Total Long-Term Assets	167,870	172,923	(3)
Money Market	359,292	264,233	36
Total Managed Assets	$527,162	$437,156	21%

By Product Type
Funds:
Equity	$42,575	$43,578	(2)%
Fixed-Income	42,329	41,817	1
Alternative / Private Markets[1]	10,826	11,457	(6)
Multi-Asset	3,952	4,585	(14)
Total Long-Term Assets	99,682	101,437	(2)
Money Market	261,215	182,966	43
Total Fund Assets	360,897	284,403	27
Separate Accounts:
Equity	38,175	40,565	(6)
Fixed-Income	23,495	23,552	0
Alternative / Private Markets	6,330	7,164	(12)
Multi-Asset	188	205	(8)
Total Long-Term Assets	68,188	71,486	(5)
Money Market	98,077	81,267	21
Total Separate Account Assets	166,265	152,753	9
Total Managed Assets	$527,162	$437,156	21%

1
The balance at September 30, 2019 and 2018 includes $8.0 billion and $8.4 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2019	2018		2019	2018
By Asset Class
Equity	$82,027	$84,262	(3)%	$80,133	$68,212	17%
Fixed-Income	65,074	64,750	1	64,718	63,312	2
Alternative / Private Markets[1]	17,407	18,504	(6)	17,830	6,393	179
Multi-Asset	4,167	4,805	(13)	4,206	4,869	(14)
Total Long-Term Assets	168,675	172,321	(2)	166,887	142,786	17
Money Market	349,313	261,571	34	328,664	263,162	25
Total Average Managed Assets	$517,988	$433,892	19%	$495,551	$405,948	22%

By Product Type
Funds:
Equity	$43,077	$43,473	(1)%	$41,955	$36,022	16%
Fixed-Income	41,958	41,501	1	41,568	40,907	2
Alternative / Private Markets[1]	11,035	11,109	(1)	11,243	3,928	186
Multi-Asset	3,978	4,598	(13)	4,018	4,650	(14)
Total Long-Term Assets	100,048	100,681	(1)	98,784	85,507	16
Money Market	249,846	179,562	39	227,130	179,100	27
Total Average Fund Assets	349,894	280,243	25	325,914	264,607	23
Separate Accounts:
Equity	38,950	40,789	(5)	38,178	32,190	19
Fixed-Income	23,116	23,249	(1)	23,150	22,405	3
Alternative / Private Markets	6,372	7,395	(14)	6,587	2,465	167
Multi-Asset	189	207	(9)	188	219	(14)
Total Long-Term Assets	68,627	71,640	(4)	68,103	57,279	19
Money Market	99,467	82,009	21	101,534	84,062	21
Total Average Separate Account Assets	168,094	153,649	9	169,637	141,341	20
Total Average Managed Assets	$517,988	$433,892	19%	$495,551	$405,948	22%

1
The average for the three and nine months ended September 30, 2019 includes $8.1 billion and $8.2 billion, respectively, and the average for the three and nine months ended September 30, 2018 includes $8.2 billion and $2.7 billion, respectively, of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Equity Funds
Beginning Assets	$43,443	$31,699	$36,584	$33,008
Sales	2,669	2,447	9,128	5,763
Redemptions	(2,991)	(3,047)	(8,734)	(8,283)
Net Sales (Redemptions)	(322)	(600)	394	(2,520)
Net Exchanges	(11)	(9)	193	65
Acquisition-Related	0	11,131	0	11,131
Impact of Foreign Exchange[1]	(291)	0	(333)	0
Market Gains and (Losses)[2]	(244)	1,357	5,737	1,894
Ending Assets	$42,575	$43,578	$42,575	$43,578

Equity Separate Accounts
Beginning Assets	$38,556	$26,274	$35,913	$29,808
Sales[3]	2,513	1,310	6,002	3,918
Redemptions[3]	(3,393)	(2,241)	(7,980)	(7,341)
Net Sales (Redemptions)[3]	(880)	(931)	(1,978)	(3,423)
Net Exchanges	0	(2)	0	(1)
Acquisition-Related	0	13,569	0	13,569
Impact of Foreign Exchange[1]	(286)	0	(362)	0
Market Gains and (Losses)[2]	785	1,655	4,602	612
Ending Assets	$38,175	$40,565	$38,175	$40,565

Total Equity
Beginning Assets	$81,999	$57,973	$72,497	$62,816
Sales[3]	5,182	3,757	15,130	9,681
Redemptions[3]	(6,384)	(5,288)	(16,714)	(15,624)
Net Sales (Redemptions)[3]	(1,202)	(1,531)	(1,584)	(5,943)
Net Exchanges	(11)	(11)	193	64
Acquisition-Related	0	24,700	0	24,700
Impact of Foreign Exchange[1]	(577)	0	(695)	0
Market Gains and (Losses)[2]	541	3,012	10,339	2,506
Ending Assets	$80,750	$84,143	$80,750	$84,143

1
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019, previously included in Market Gains and (Losses).

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Fixed-Income Funds
Beginning Assets	$42,084	$39,877	$40,490	$41,144
Sales	3,971	3,878	12,266	11,817
Redemptions	(4,136)	(3,883)	(12,707)	(12,668)
Net Sales (Redemptions)	(165)	(5)	(441)	(851)
Net Exchanges	15	3	(184)	(77)
Acquisition-Related	0	1,565	0	1,565
Impact of Foreign Exchange[1]	(81)	0	(95)	0
Market Gains and (Losses)[2]	476	377	2,559	36
Ending Assets	$42,329	$41,817	$42,329	$41,817

Fixed-Income Separate Accounts
Beginning Assets	$22,968	$21,558	$22,668	$23,016
Sales[3]	834	1,285	3,148	3,009
Redemptions[3]	(1,282)	(535)	(4,233)	(3,278)
Net Sales (Redemptions)[3]	(448)	750	(1,085)	(269)
Net Exchanges	(5)	(1)	(30)	(1)
Acquisition-Related	0	1,167	0	1,167
Impact of Foreign Exchange[1]	(26)	0	(29)	0
Market Gains and (Losses)[2]	1,006	78	1,971	(361)
Ending Assets	$23,495	$23,552	$23,495	$23,552

Total Fixed-Income
Beginning Assets	$65,052	$61,435	$63,158	$64,160
Sales[3]	4,805	5,163	15,414	14,826
Redemptions[3]	(5,418)	(4,418)	(16,940)	(15,946)
Net Sales (Redemptions)[3]	(613)	745	(1,526)	(1,120)
Net Exchanges	10	2	(214)	(78)
Acquisition-Related	0	2,732	0	2,732
Impact of Foreign Exchange[1]	(107)	0	(124)	0
Market Gains and (Losses)[2]	1,482	455	4,530	(325)
Ending Assets	$65,824	$65,369	$65,824	$65,369

1
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019, previously included in Market Gains and (Losses).

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Alternative / Private Markets Funds[1]
Beginning Assets	$11,400	$292	$11,365	$366
Sales	200	723	695	779
Redemptions	(651)	(270)	(1,251)	(381)
Net Sales (Redemptions)	(451)	453	(556)	398
Net Exchanges	(61)	(2)	(64)	(3)
Acquisition-Related	0	10,823	0	10,823
Impact of Foreign Exchange[2]	(353)	0	(380)	0
Market Gains and (Losses)[3]	291	(109)	461	(127)
Ending Assets	$10,826	$11,457	$10,826	$11,457

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,517	$0	$6,953	$0
Sales[4]	184	34	322	34
Redemptions[4]	(162)	(404)	(722)	(404)
Net Sales (Redemptions)[4]	22	(370)	(400)	(370)
Acquisition-Related	0	7,686	0	7,686
Impact of Foreign Exchange[2]	(207)	0	(228)	0
Market Gains and (Losses)[3]	(2)	(152)	5	(152)
Ending Assets	$6,330	$7,164	$6,330	$7,164

Total Alternative / Private Markets[1]
Beginning Assets	$17,917	$292	$18,318	$366
Sales[4]	384	757	1,017	813
Redemptions[4]	(813)	(674)	(1,973)	(785)
Net Sales (Redemptions)[4]	(429)	83	(956)	28
Net Exchanges	(61)	(2)	(64)	(3)
Acquisition-Related	0	18,509	0	18,509
Impact of Foreign Exchange[2]	(560)	0	(608)	0
Market Gains and (Losses)[3]	289	(261)	466	(279)
Ending Assets	$17,156	$18,621	$17,156	$18,621

1
The balance at September 30, 2019 and 2018 includes $8.0 billion and $8.4 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019, previously included in Market Gains and (Losses).

3
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for periods prior to the first quarter 2019.

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Multi-Asset Funds
Beginning Assets	$4,019	$4,521	$3,920	$4,783
Sales	60	120	235	374
Redemptions	(208)	(205)	(665)	(654)
Net Sales (Redemptions)	(148)	(85)	(430)	(280)
Net Exchanges	57	4	59	2
Acquisition-Related	0	45	0	45
Market Gains and (Losses)[1]	24	100	403	35
Ending Assets	$3,952	$4,585	$3,952	$4,585

Multi-Asset Separate Accounts
Beginning Assets	$194	$209	$173	$231
Sales[2]	5	0	12	0
Redemptions[2]	(10)	(6)	(22)	(21)
Net Sales (Redemptions)[2]	(5)	(6)	(10)	(21)
Market Gains and (Losses)[1]	(1)	2	25	(5)
Ending Assets	$188	$205	$188	$205

Total Multi-Asset
Beginning Assets	$4,213	$4,730	$4,093	$5,014
Sales[2]	65	120	247	374
Redemptions[2]	(218)	(211)	(687)	(675)
Net Sales (Redemptions)[2]	(153)	(91)	(440)	(301)
Net Exchanges	57	4	59	2
Acquisition-Related	0	45	0	45
Market Gains and (Losses)[1]	23	102	428	30
Ending Assets	$4,140	$4,790	$4,140	$4,790

1	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Total Long-Term Fund Assets[1]
Beginning Assets	$100,946	$76,389	$92,359	$79,301
Sales	6,900	7,168	22,324	18,733
Redemptions	(7,986)	(7,405)	(23,357)	(21,986)
Net Sales (Redemptions)	(1,086)	(237)	(1,033)	(3,253)
Net Exchanges	0	(4)	4	(13)
Acquisition-Related	0	23,564	0	23,564
Impact of Foreign Exchange[2]	(725)	0	(808)	0
Market Gains and (Losses)[3]	547	1,725	9,160	1,838
Ending Assets	$99,682	$101,437	$99,682	$101,437

Total Long-Term Separate Accounts Assets
Beginning Assets	$68,235	$48,041	$65,707	$53,055
Sales[4]	3,536	2,629	9,484	6,961
Redemptions[4]	(4,847)	(3,186)	(12,957)	(11,044)
Net Sales (Redemptions)[4]	(1,311)	(557)	(3,473)	(4,083)
Net Exchanges	(5)	(3)	(30)	(2)
Acquisition-Related	0	22,422	0	22,422
Impact of Foreign Exchange[2]	(519)	0	(619)	0
Market Gains and (Losses)[3]	1,788	1,583	6,603	94
Ending Assets	$68,188	$71,486	$68,188	$71,486

Total Long-Term Assets[1]
Beginning Assets	$169,181	$124,430	$158,066	$132,356
Sales[4]	10,436	9,797	31,808	25,694
Redemptions[4]	(12,833)	(10,591)	(36,314)	(33,030)
Net Sales (Redemptions)[4]	(2,397)	(794)	(4,506)	(7,336)
Net Exchanges	(5)	(7)	(26)	(15)
Acquisition-Related	0	45,986	0	45,986
Impact of Foreign Exchange[2]	(1,244)	0	(1,427)	0
Market Gains and (Losses)[3]	2,335	3,308	15,763	1,932
Ending Assets	$167,870	$172,923	$167,870	$172,923

1
The balance at September 30, 2019 and 2018 includes $8.0 billion and $8.4 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning with the first quarter 2019, previously included in Market Gains and (Losses).

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
By Asset Class
Money Market	66%	65%	39%	37%
Equity	16%	17%	41%	42%
Fixed-Income	13%	16%	14%	16%
Alternative / Private Markets	4%	1%	3%	1%
Multi-Asset	1%	1%	2%	4%
Other	--	--	1%	0%
By Product Type
Funds:
Money Market	46%	44%	36%	34%
Equity	8%	9%	31%	32%
Fixed-Income	8%	10%	12%	14%
Alternative / Private Markets	2%	1%	1%	0%
Multi-Asset	1%	1%	2%	4%
Separate Accounts:
Money Market	20%	21%	3%	3%
Equity	8%	8%	10%	10%
Fixed-Income	5%	6%	2%	2%
Alternative / Private Markets	2%	0%	2%	1%
Other	--	--	1%	0%

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

As of September 30, 2019, total managed assets increased 21% from September 30, 2018, primarily due to an increase in money market assets. Total average money market assets increased 34% and 25% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Period-end money market assets increased 36% at September 30, 2019 as compared to September 30, 2018. Average equity assets decreased 3% and increased 17% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Period-end equity assets decreased 4% at September 30, 2019 as compared to September 30, 2018, primarily due to net redemptions, partially offset by market appreciation. Average fixed-income assets increased 1% and 2% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Period-end fixed-income assets increased 1% at September 30, 2019 as compared to September 30, 2018, primarily due to market appreciation, partially offset by net redemptions. The third quarter was much like the second quarter, with equity assets rallying to start and end the period, with a sell-off in between. Much of the volatility again centered on the ongoing trade dispute between the U.S. and China, as the U.S. unveiled a new round of tariffs in late July, only to put them on pause as a new round of talks were scheduled for October. The back-and-forth came against a backdrop of slowing global growth and rising geopolitical tensions, both at home and abroad, with the Federal Reserve twice cutting its federal funds target rate by a quarter point during the period, the first reductions in the benchmark rate since the depths of the global financial crisis. For the three months ended September 30, 2019, the S&P 500 and Dow Jones Industrial Average rose slightly more than 1%, while a strong bond rally sent yields sharply lower, with the 10-year Treasury yield falling 33 basis points over the three months to end the period at 1.67%.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $31.7 million for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily due to an increase in money market revenue of $37.0 million primarily due to higher average money market assets. This increase in revenue was partially offset by a decrease of $1.7 million and $1.3 million due to lower average equity and multi-asset assets, respectively.

Revenue increased $140.4 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily due to (1) $96.4 million of Hermes activity for the six months ended June 30, 2019 as a result of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018 and (2) an increase in money market revenue of $74.0 million primarily due to higher average money market assets. These increases in revenue were partially offset by (1) decreases of $18.0 million and $4.5 million due to lower average equity and multi-asset assets (excluding the impact of the Hermes Acquisition for the six months ended June 30, 2019), respectively, and (2) a decrease of $5.4 million due to a change in the mix of average fixed-income assets (excluding the impact of the Hermes Acquisition for the six months ended June 30, 2019).

For the nine-month period ended September 30, 2019 and 2018, Federated's ratio of revenue to average managed assets was 0.26% and 0.27%, respectively.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2019 increased $24.3 million as compared to the same period in 2018 primarily due to (1) an increase of $15.9 million in Distribution expense primarily related to higher average money market fund assets and (2) an increase of $9.2 million in Compensation and Related expense primarily due to an increase in incentive compensation related primarily to international performance.

Total Operating Expenses for the nine-month period ended September 30, 2019 increased $137.6 million as compared to the same period in 2018 primarily due to $93.2 million of Hermes activity for the six months ended June 30, 2019 as a result of Hermes activity being included in the Consolidated Financial Statements beginning in the third quarter of 2018. The remaining increase is primarily related to an increase of $34.8 million in Distribution expense related to higher average money market fund assets.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $5.6 million for the three-month period ended September 30, 2019 as compared to the same period in 2018 primarily due to an increase of $4.6 million of private equity carried interest income on assets managed by a nonconsolidated entity, recorded in nonoperating income in Other, net on the Consolidated Statements of Income.
Nonoperating Income (Expenses), net increased $36.4 million for the nine-month period ended September 30, 2019, as compared to the same period in 2018 due primarily to (1) a $29.0 million loss, recorded in Other, net in the second quarter of 2018, related to two derivative financial instruments associated with the Hermes Acquisition and (2) an increase of $4.1 million of private equity carried interest income on assets managed by a nonconsolidated entity, recorded in nonoperating income in Other, net on the Consolidated Statements of Income.
Income Taxes. The income tax provision was $23.2 million for the three-month period ended September 30, 2019 as compared to $21.7 million for the same period in 2018. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.0% for the three-month period ended September 30, 2019 as compared to 26.0% for the same period in 2018.

The income tax provision was $61.6 million for the nine-month period ended September 30, 2019 as compared to $53.7 million for the same period in 2018. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.3% for the nine-month period ended September 30, 2019 as compared to 25.1% for the same period in 2018.

Net Income Attributable to Federated Investors, Inc. Net income increased $13.4 million for the three-month period ended September 30, 2019 as compared to the same period in 2018, primarily as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. Diluted earnings per share for the three-month period ended September 30, 2019 increased $0.13 as compared to the same period in 2018 primarily due to increased net income.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Net income increased $31.5 million for the nine-month period ended September 30, 2019 as compared to the same period in 2018, primarily as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. Diluted earnings per share for the nine-month period ended September 30, 2019 increased $0.31 as compared to the same period in 2018 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2019, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $335.4 million as compared to $222.1 million at December 31, 2018. The change in liquid assets is discussed below.

At September 30, 2019, Federated's liquid assets included investments in certain money market and fluctuating-value mutual funds, including Federated Funds, that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its various types of investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $168 million) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $212.3 million for the nine months ended September 30, 2019 as compared to $88.7 million for the same period in 2018. The increase of $123.6 million was primarily due to (1) an increase in cash received related to the $140.4 million increase in revenue previously discussed, (2) a decrease of $65.3 million in cash paid for incentive compensation (primarily related to payments to Hermes employees in the third quarter of 2018) and (3) a decrease of $29.0 million due to cash paid in 2018 to settle two derivative financial instruments associated with the Hermes Acquisition. These increases were partially offset by (1) a decrease due to additional cash paid related to the $34.8 million increase in distribution-related expenses previously discussed and (2) an increase of $29.4 million in cash paid for net purchases of investments by consolidated Federated Funds.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2019, net cash used by investing activities was $66.3 million which primarily represented cash paid for purchases of investments ($88.4 million) and cash paid for property and equipment ($11.3 million), partially offset by proceeds from the redemption of investments ($32.6 million).

Cash Used by Financing Activities. During the nine-month period ended September 30, 2019, net cash used by financing activities was $101.4 million. Federated paid $81.9 million or $0.81 per share in dividends to holders of its common shares and paid $23.8 million in connection with its debt obligations. This activity was partially offset by $8.8 million borrowed from Federated's revolving credit facility.

Borrowings. Federated's Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2019, Federated has $255 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2019. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2019, Federated's interest coverage ratio was 79 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2019, Federated's leverage ratio was 0.3 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On October 24, 2019, the board of directors declared a $0.27 per share dividend to shareholders of record as of November 8, 2019 to be paid on November 15, 2019.

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

The following line items increased as a result of the adoption of Topic 842: (1) Right-of-Use Assets, net ($102.5 million), (2) Lease Liabilities ($13.4 million) and (3) Long-Term Lease Liabilities ($109.2 million). In addition, Other Long-Term Liabilities at September 30, 2019 decreased $21.1 million from December 31, 2018 primarily due to the reclassification of certain lease-related liabilities into the ROU asset in accordance with the adoption of Topic 842. See Note (2) and Note (16) to the Consolidated Financial Statements for additional information.

Accrued Compensation and Benefits at September 30, 2019 decreased $13.1 million from December 31, 2018 primarily due to the 2018 accrued annual incentive compensation being paid in the first quarter of 2019 ($99.0 million), partially offset by 2019 incentive compensation accruals recorded at September 30, 2019 ($84.8 million).

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, there were no material changes to Federated's exposures to market risk that would require an update to the disclosures provided in Federated's Annual Report on Form 10-K for the year ended December 31, 2018.

Part I, Item 4. Controls and Procedures

(a)
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at September 30, 2019.

(b)
There has been no change in Federated's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1 - Risk Factors of Federated's Annual Report on Form 10-K for the year ended December 31, 2018 (Risk Factors), except as described below.
Risks Related to Auditor Independence. On June 18, 2019, the SEC adopted amendments to the auditor independence rules (specifically Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule)) relating to the analysis that must be conducted to determine whether a registered public accounting firm (Accounting Firm) is independent when the Accounting Firm (or covered person professionals within the firm) has a lending relationship with certain shareholders of an audit client, such as Federated or the Federated Funds. The amendments focus the analysis on beneficial ownership rather than on both record and beneficial ownership; replace the existing ten percent bright-line shareholder ownership test with a significant influence test; add a known-through-reasonable-inquiry standard with respect to identifying beneficial owners of the audit client's equity securities; and exclude from the definition of audit client, for a fund under audit, any other funds that otherwise would be considered affiliates of the audit client under the rules for certain lending relationships.
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
The Loan Rule amendments became effective on October 3, 2019.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated's share repurchase program during the third quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	22,992	$2.94	0	949,401
August	45,000	32.51	45,000	904,401
September[2]	11,600	28.39	10,000	894,401
Total	79,592	$23.37	55,000	894,401

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows Federated to buy back up to 4.0 million shares of Federated Class B common stock. No other programs existed as of September 30, 2019. See Note (13) to the Consolidated Financial Statements for additional information on this program.

2
In July and September 2019, 22,992 and 1,600 shares, respectively, of restricted stock with a weighted-average price of $2.94 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 - Form of Restricted Stock Program Award Agreement (filed herewith)

Exhibit 10.2 - Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (filed herewith)

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

Exhibit 104 – Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Investors, Inc.
(Registrant)

Date	November 1, 2019	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	November 1, 2019	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer